Form 10QSB
period 2002-06-30
MACHINE TALKER INC
filed 2002-08-20
CIK 1172631

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB
                       FOR THE QUARTER ENDED JUNE 30, 2002

                        Commission file number: 021-42746

                               CIK No. 0001171944

                              MACHINETALKER, INC.
                          ---------------------------
                              (Name of registrant)

                Delaware                              01-0592299
              ------------                        --------------------
              (State of other jurisdiction        (I.R.S. Employer
              of incorporation or organization)    Identification No.)



                    51 Santa Felicia Drive, Goleta, CA 93117
           ----------------------------------------------------------
               (Address of principal executive offices) (Zip Code)


       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (805) 968-2400

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.

                         YES  X          NO
                            -----          -----

As of June 30, 2002,  there were 8,000,000  shares of common stock outstanding

                               MACHINETALKER, INC.
                              FINANCIAL STATEMENTS
                                  JUNE 30, 2002

                               MACHINETALKER, INC.
                          (A DEVELOPMENT STAGE COMPANY)


                                    CONTENTS


                                                                      PAGE



INDEPENDENT ACCOUNTANTS' REVIEW                                        F-1


BALANCE SHEET                                                          F-2


STATEMENTS OF OPERATIONS                                               F-3


STATEMENTS OF SHAREHOLDERS' DEFICIT                                    F-4


STATEMENTS OF CASH FLOWS                                               F-5


NOTES TO FINANCIAL STATEMENTS                                          F-6 - F-9

                             ROSE, SNYDER & JACOBS
                 A CORPORATION OF CERTIFIED PUBLIC ACCOUNTANTS
                       15821 Ventura Boulevard, Suite 490
                            Encino, California 91436
                             Phone: (818) 461-0600
                              FAX: (818) 461-0610



                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT

Board of Directors
MachineTalker, Inc.



We have reviewed the accompanying balance sheet of MachineTalker, Inc. (a Delaware corporation in the Development Stage) as of June 30, 2002, the statements of operations for the three months and five months ended June 30, 2002, and for the period of inception (January 30, 2002) through June 30, 2002, the statements of cash flows for the five months ended June 30, 2002 and for the period from inception (January 30, 2002) through June 30, 2002, and the statements of stockholders' deficit for the period from inception (January 30, 2002) through June 30, 2002. These financial statements are the responsibility of the management of MachineTalker, Inc.

         We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

         Based on our reviews, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with accounting principles generally accepted in the United States of America.

         As discussed in Note 1, certain conditions indicate that the Company may be unable to continue as a going concern. The accompanying financial statements do not include any adjustments to the financial statements that might be necessary should the Company be unable to continue as a going concern.



/s/ Rose, Snyder & Jacobs
Rose, Snyder & Jacobs
A Corporation of Certified Public Accountants

Encino, California

July 29, 2002

                               MACHINETALKER, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEET
                                 JUNE 30, 2002



                                     ASSETS

CURRENT ASSETS
Cash                                                                  $ 6,832
Employee advances                                                       7,500
Other current assets                                                      524
                                                                         ----

TOTAL CURRENT ASSETS                                                   14,856
                                                                      -------

PROPERTY & EQUIPMENT, at cost
Computer equipment                                                      9,867
Furniture & Fixture                                                     2,814
                                                                       ------
                                                                       12,681

Less accumulated depreciation                                            (551)
                                                                         -----

NET PROPERTY AND EQUIPMENT                                             12,130
                                                                      -------

OTHER ASSET
Deposit                                                                15,000
                                                                      -------

  TOTAL ASSETS                                                      $  41,986
                                                                    =========



                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable                                                      $ 2,787
Accrued expenses                                                        6,744
Notes payable, shareholders, note 6                                    67,958
                                                                      -------

LIABILITIES                                                            77,489
                                                                      -------

SHAREHOLDERS' EQUITY
Common stock, $.001 par value;
 authorized - 20,000,000 shares; issued and
 outstanding - 8,000,000 shares                                         8,000
Additional paid in capital                                            259,750
Accumulated deficit during development stage                         (303,253)
                                                                     ---------
TOTAL SHAREHOLDERS' EQUITY                                            (27,503)
                                                                      --------

  TOTAL LIABILITIES AND
    SHAREHOLDERS' EQUITY                                            $  41,986
                                                                    =========

                             Prepared Without Audit
                 See independent accountants' review report and
                         notes to financial statements

                                      MACHINETALKER, INC.
                                 (A DEVELOPMENT STAGE COMPANY)
                                    STATEMENTS OF OPERATIONS



                                                                                                   From Inception
                                                           For the three        For the five        (January 30,
                                                            months ended        months ended       2002) through
                                                            June 30, 2002      June 30, 2002       June 30, 2002
                                                          ----------------    ---------------     --------------
REVENUE                                                                $ -                 $ -                $ -

COST OF REVENUE                                                          -                   -                  -
                                                                  ---------          ----------         ----------

  GROSS PROFIT                                                           -                   -                  -
                                                                  ---------           ---------          ---------

OPERATING EXPENSES
Salaries                                                            125,018             169,418            169,418
Professional fees                                                    37,927              55,177             55,177
Research and development                                              1,452               1,452              1,452
Rent                                                                 20,022              32,222             32,222
Depreciation and amortization                                           551               5,651              5,651
Payroll taxes                                                         8,660              13,291             13,291
Office expense                                                        9,753              12,135             12,135
Meals and entertainment                                               2,154               2,394              2,394
Travel                                                                4,657               4,657              4,657
Interest                                                                505                 505                505
Advertising                                                             350                 350                350
Miscellaneous                                                         6,001               6,001              6,001
                                                                     ------              ------             -----

TOTAL OPERATING EXPENSES                                            217,050             303,253            303,253
                                                                   --------            --------           -------

NET LOSS                                                         $ (217,050)         $ (303,253)        $ (303,253)
                                                                 ===========         ===========        ===========


BASIC AND DILUTED LOSS PER COMMON SHARE                             $ (0.03)            $ (0.04)
                                                                    --------            --------


WEIGHTED AVERAGE NUMBER
  OF COMMON SHARES                                                7,917,193           7,804,046
                                                                 ==========           =========


                             Prepared Without Audit
                 See independent accountants' review report and
                         notes to financial statements



                                       MACHINETALKER, INC.
                                  (A DEVELOPMENT STAGE COMPANY)
                              STATEMENTS OF SHAREHOLDERS' DEFICIT


                                                                               Accumulated
                            Number of         Common         Additional       Deficit During
                              shares           Stock          Paid-in           Development
                           Common stock      Par Value        Capital              Stage              Total
                           ------------    ------------    -----------      -----------------         -----
Balance at
  January 30 , 2002             7,500,000       $ 7,500          $ 5,250                  $ -          $ 12,750

Issurance of
common stock                      250,000           250          124,750                    -           125,000


Net Loss                                -             -                -               (86,203)         (86,203)
                                ----------        ------         --------              --------         --------

Balance at
  March 31, 2002                7,750,000         7,750          130,000               (86,203)          51,547
                                ----------        ------         --------              --------          ------

Issurance of
common stock                      250,000           250          129,750                    -           130,000


Net Loss                                -             -                -              (217,050)        (217,050)
                                ----------      --------       ----------             ---------        ---------

Balance at
  June 30, 2002                 8,000,000       $ 8,000         $259,750            $ (303,253)       $ (35,503)
                                ==========      ========        =========           ===========       ==========



                             Prepared Without Audit
                 See independent accountants' review report and
                         notes to financial statements


                              MACHINETALKER, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS


                                                                                         From Inception
                                                                   For the Five           (January 30,
                                                                   months ended           2002) through
                                                                   June 30,2002          June 30,2002
                                                                   -------------         --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                             $ (303,253)            $ (303,253)
Amortization                                                              5,651                  5,651
Adjustment to reconcile net loss to net cash
  used in operating activities
    Increase in current assets                                           (8,024)                (8,024)
    Increase in accounts payable                                          2,787                  2,787
    Increase in accrued expenses                                          6,744                  6,744
                                                                         ------                  -----
NET CASH USED IN
  OPERATING ACTIVITIES                                                 (296,095)              (296,095)
                                                                       ---------              ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Deposit on patent                                                       (15,000)               (15,000)
Purchase of property and equipment                                      (12,681)               (12,681)
                                                                        --------               --------
NET CASH USED IN
  INVESTING ACTIVITIES                                                  (27,681)               (27,681)
                                                                        --------               --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable, shareholders                                67,958                 67,958
Proceeds from issuance of common stock                                  255,000                255,000
                                                                       --------                -------
NET CASH PROVIDED BY
  FINANCING ACTIVITIES                                                  322,958                322,958
                                                                       --------                -------

NET DECREASE IN CASH                                                       (818)                  (818)


CASH AT BEGINNING OF PERIOD                                               7,650                  7,650
                                                                         ------                  -----

CASH AT END OF PERIOD                                                   $ 6,832                $ 6,832
                                                                       ========                =======




                             Prepared Without Audit
                 See independent accountants' review report and
                         notes to financial statements

                               MACHINETALKER, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2002


1.   ORGANIZATION AND GOING CONCERN

     Organization
     ------------
     MachineTalker, Inc (the "Company") was incorporated in the state of Delaware on January 30, 2002. The Company, based in Goleta, California, began operations on January 30, 2002. The Company is currently in the stage of developing wireless networking adaptors for the vending industry, manufacturing control and inventory control.

     Basis of Presentation
     ---------------------
     This report on Form 10-QSB for the quarter ended June 30, 2002 should be read in conjunction with the Company's Form 10-SB. The accompanying unaudited financial statements have been prepared in accordance with generally accempted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the five month period ended June 30, 2002 are not necessary indicative of the results that may be expected for the year ending December 31, 2002.

     Going Concern
     -------------
     The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company does not generate revenue, and has negative cash flows from operations, which raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, additional cash infusion. As discussed in note 4, the Company issued is a Private Placement Memorandum and is offering securities for sale. Management believes this offering will provide the additional cash needed to meet the Company's obligations as they become due, and will allow the development of its core of business.


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Cash and Cash Equivalent
     ------------------------
     The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

     Use of Estimates
     ----------------
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the accompanying financial statements. Significant estimates made in preparing these financial statements include the estimate of useful lives of property and equipment, the deferred tax valuation allowance, and the fair value of stock options. Actual results could differ from those estimates.

     Property and Equipment
     ----------------------
     Property and equipment are stated at cost, and are depreciated using the straight-line method over five years.

     Stock-Based Compensation
     ------------------------
     The Company accounts for employee stock option grants in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations (APB 25), and has adopted the "disclosure only" alternative described in Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation.


                            Prepared without audit.
                   See independent accountants' review report.

                               MACHINETALKER, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2002



2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Earnings per Share
     ------------------
     The Company adopted Statement of Financial Standards ("SFAS") No. 128 for the calculation of earnings per share. SFAS No. 128 dictates the calculation of basic earnings (loss) per share and diluted earnings (loss) per share. The Company's diluted loss per share is the same as the basic loss per share for the five months ended June 30, 2002, as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss.

     Income Taxes
     ------------
     The Company uses the liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to financial statements carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. The measurement of deferred tax assets and liabilities is based on provisions of applicable tax law. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance based on the amount of tax benefits that, based on available evidence, is not expected to be realized.


3.   DEFERRED TAX BENEFIT

     At June 30, 2002, the Company has net operating loss carryforwards of approximately $300,000 for federal tax purposes, which expire in 2022. At June 30, 2002, total deferred tax assets, consisting principally of net operating loss carryforwards, amounted to approximately $103,000. For financial reporting purpose, a valuation allowance has been recognized in an amount equal to such deferred tax assets due to the uncertainty surrounding their ultimate realization.


4.   CAPTIAL STOCK

     At June 30, 2002, the Company's $.001 par value common stock authorized is 20,000,000 shares. The Company originally issued 7,500,000 shares for a consideration of $7,650 in cash, and a $5,100 patent assigned to the Company. During the month of March 2002, the Company issued an additional 250,000 shares of common stock at $0.50 per share for a total of $125,000. During the month of May 2002, the Company issued 250,000 shares of common stock at $0.52 per share for a total of $130,000. During the three months ended June 30, 2002, the Company offered securities for sale with the issuance of a Private Placement memorandum

     At March 31, 2002, 2,000,000 shares were reserved for the shares to be issued under the Company's stock option plan (see note 5).


5.   STOCK OPTIONS

     The Company adopted a Stock Option Plan for the purposes of granting stock options to its employees and others providing services to the Company. The Company hereby reserves and sets aside for the granting of Options under the plan Two Million (2,000,000) shares of Common Stock. Options granted under the Plan may be either Incentive Options or Nonqualified Options and shall be administered by the Company's Board of Directors ("Board"). Each option shall be exercisable in full or in installments and at such times as designated by the Board. Notwithstanding any other provision of the Plan or of any Option agreement, each Option shall expire on the date specified in the Option agreement, which date shall not be later than the tenth anniversary from the effective date of this option. During the two months ended March 31, 2002, the Company granted 400,000 options with an effective date of March 1, 2002. The exercise price of the options shall be $0.50 per share and they vest over a 4-year period. The plan provides specific language as to the termination of options.


                            Prepared without audit.
                   See independent accountants' review report.

                               MACHINETALKER, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2002



5.   STOCK OPTIONS (Continued)

     During the three months ended June 30, 2002, the Company granted 435,000 options with effective dates between April 14 and June 10, 2002. The exercise prices of the options are between $0.50 and $1.00 per share and they vest over a 4-year period. The plan provides specific language as to the termination of options granted hereunder.

     SFAS 123, Accounting for Stock-Based Compensation, requires pro forma information regarding net income (loss) using compensation that would have been incurred if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value of options granted, which has been estimated at $0 at the date of grant was determined using the Black-Scholes option pricing model with the following assumptions:

        Risk free interest rate                         4.93% to 5.21%
        Stock volatility factor                         None
        Weighted average expected option life           10 years
        Expected dividend yield                         None


     A summary of the Company's stock option activity and related information follows:

                                                                Weighted
                                                                 average
                                                                exercise
                                                Options           price
                                                -------         --------
        Outstanding -beginning of period        400,000         $ 0.50
        Granted                                 435,000           0.77
        Exercised                                     -              -
        Forfeited                                     -              -
                                                -------         ------
        Outstanding - end of period             835,000         $ 0.64
                                                =======         ======
        Exercisable at the end of period              -         $    -
                                                =======         ======
        Weighted average fair value of
         options granted during the period                      $    -
                                                                ======

     The weighted average remaining contractual life of options as of June 30, 2002 was as follows:


                                                        Weighted
                        Weighted                         average
                         average       Number of        remaining
        Exercise        exercise        options         contractual     Options
          price           price        outstanding      life (years)    exerciseable
        --------        --------       -----------      ------------    ------------
        $0.50 - $1.00   $0.64           835,000         9.77            -


6.   RELATED PARTY

     The Company leases its premises from a company owned by the majority shareholders. This lease is on a month-to-month basis and rent expense amounted to $20,022 for the three months ended June 30, 2002.


                            Prepared without audit.
                      See independent accountants' report.

                               MACHINETALKER, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2002




6.   RELATED PARTY (Continued)

     During the three months ended June 30, 2002, three shareholders of the Company loaned money to fund the Company's expenses. All loans bear interest at 6% and are due on demand or within a year. The balance was $67,958 at June 30, 2002.



                            Prepared without audit.
                   See independent accountants' review report.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS  FOR THE QUARTER ENDED JUNE 30, 2002

The Company was incorporated on January 30, 2002. The Company had no revenues in the three month period ended June 30 in 2002. The Company incurred expenses of $217,050 in the three month period in 2002, $125,018 of which were salaries. $37,927 was for professional fees, and $20,022 was rent expense. The Company had a loss of ($217,050) in the three months ended June 30, 2002. The loss per share for the three months ended was (0.03).

RESULTS OF  OPERATIONS  FOR FIVE MONTHS ENDED JUNE 30, 2002

The Company had no revenues in the five months in 2002. The Company incurred expenses of $303,253 in the five months ended in 2002 of which $168,418 was for salaries, $55,177 was for professional fees, and $32,222 was for rent. The Company had a loss of ($303,253) in five months ended in June 30, 2002. The loss per share for the five months ended was (0.04).

LIQUIDITY AND CAPITAL RESOURCES

The Company has $6,832 cash. Its sole capital resources are it shares of stock with which to make private placements. The Company is seeking to make a private placement of its capital stock to funds its operations. There is no assurance that it will achieve a placement of sufficient size to fund operations continuously for the next twelve months.

                                     PART II

                                OTHER INFORMATION


Item 1.           Legal Proceedings - None.

Item 2.           Changes in securities

                  In the quarter, the Company issued 250,000 shares of common stock in a private placement pursuant to Rule 506 of Regulation D for $130,000.

Item 3.           Defaults upon senior securities - None.

Item 4.           Submission of matters to a vote of security holders - None.

Item 5.           Other information - None.

Item 6.           Exhibits and reports on Form 8-K

                         (a) Reports on Form 8-K filed  during the three  months
                    ended June 30, 2002. (incorporated by reference)

                        None

                                   Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.

Dated: August 19, 2002

                                       MACHINETALKER, INC.



                                       By: /s/ Roland F. Bryan
                                           -------------------------------------
                                           Roland F. Bryan, President