Form 10QSB
period 2002-09-30
MACHINE TALKER INC
filed 2002-11-19
CIK 1172631

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2002

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

As of September 30, 2002, there were 8,000,000 shares of common stock outstanding.

                               MACHINETALKER, INC.
                              FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002

                               MACHINETALKER, INC.
                          (A DEVELOPMENT STAGE COMPANY)


                                    CONTENTS


                                                                       PAGE



INDEPENDENT ACCOUNTANTS' REVIEW REPORT                                  F-1


BALANCE SHEET                                                           F-2


STATEMENTS OF OPERATIONS                                                F-3


STATEMENTS OF SHAREHOLDERS' DEFICIT                                     F-4


STATEMENTS OF CASH FLOWS                                                F-5


NOTES TO FINANCIAL STATEMENTS                                          F-6 - F-8

                             Rose, Snyder & Jacobs
                         15821 Ventura Blvd, Suite 490
                                Encino, CA 91436
                              Tel: (818) 461-0600
                              Fax: (818) 461-0610



                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT

Board of Directors
MachineTalker, Inc.



We have reviewed the accompanying balance sheet of MachineTalker, Inc. (a Delaware corporation in the Development Stage) as of September 30, 2002, the statements of operations for the three months and eight months ended September 30, 2002, and for the period from inception (January 30, 2002) through September 30, 2002, the statements of cash flows for the eight months ended September 30, 2002 and for the period from inception (January 30, 2002) through September 30, 2002, and the statements of stockholders' deficit for the period from inception (January 30, 2002) through September 30, 2002. These financial statements are the responsibility of the management of MachineTalker, Inc.

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



/s/ Rose, Snyder & Jacobs
Rose, Snyder & Jacobs
A Corporation of Certified Public Accountants

Encino, California

October 24, 2002

                               MACHINETALKER, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                               SEPTEMBER 30, 2002


                                     ASSETS

CURRENT ASSETS
Employee advances                                                      $ 8,000
                                                                       --------

TOTAL CURRENT ASSETS                                                     8,000
                                                                         ------

PROPERTY & EQUIPMENT, at cost
Computer equipment                                                       17,828
Furniture & Fixture                                                       2,814
                                                                         ------
                                                                         20,642

Less accumulated depreciation                                            (1,135)
                                                                         -------

NET PROPERTY AND EQUIPMENT                                               19,507
                                                                         -------

OTHER ASSET
Deposit                                                                  15,000
                                                                         -------

  TOTAL ASSETS                                                         $ 42,507
                                                                       =========


                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Bank overdraft                                                         $ 13,158
Accounts payable                                                          2,475
Accrued expenses                                                         10,343
Notes payable, shareholders, note 6                                     297,958
                                                                        --------

TOTAL CURRENT LIABILITIES                                               323,934
                                                                       --------

SHAREHOLDERS' EQUITY (DEFICIT)
Common stock, $.001 par value;
 authorized - 20,000,000 shares; issued and
 outstanding - 8,000,000 shares                                           8,000
Additional paid in capital                                              259,750
Accumulated deficit during development stage                           (549,177)
                                                                       ---------
TOTAL SHAREHOLDERS' EQUITY (DEFICIT)                                   (281,427)
                                                                       ---------

  TOTAL LIABILITIES AND
    SHAREHOLDERS' EQUITY (DEFICIT)                                     $ 42,507
                                                                       =========


                            Prepared without audit.
                   See independent accountants' review report
                       and notes to financial statements.


                                      MACHINETALKER, INC.
                                 (A DEVELOPMENT STAGE COMPANY)
                                    STATEMENTS OF OPERATIONS



                                                                                              From Inception
                                               For the three           For the eight           (January 30,
                                               months ended            months ended           2002) through
                                             September 30, 2002     September 30, 2002     September 30, 2002
                                                -----------            -----------             -----------

REVENUE                                                       $ -                    $ -                     $ -

COST OF REVENUE                                                 -                      -                       -
                                                       -----------            -----------             -----------

  GROSS PROFIT                                                  -                      -                       -
                                                       -----------            -----------             -----------

OPERATING EXPENSES
Salaries                                                  142,430                311,848                 311,848
Professional fees                                           9,591                 64,768                  64,768
Research and development                                   39,119                 46,572                  46,572
Rent                                                       21,216                 53,438                  53,438
Depreciation and amortization                                 584                  6,235                   6,235
Payroll taxes                                              19,147                 32,438                  32,438
Office expense                                              7,082                 19,217                  19,217
Meals and entertainment                                     1,030                  3,424                   3,424
Travel                                                      2,952                  7,609                   7,609
Interest                                                    2,773                  3,278                   3,278
Advertising                                                     -                    350                     350
                                                       -----------            -----------             -----------
                                                                -
TOTAL OPERATING EXPENSES                                  245,924                549,177                 549,177
                                                       -----------            -----------             -----------

NET LOSS                                               $ (245,924)            $ (549,177)             $ (549,177)
                                                       ===========            ===========             ===========


BASIC AND DILUTED LOSS
    PER COMMON SHARE                                      $ (0.03)               $ (0.07)
                                                          --------               --------

WEIGHTED AVERAGE NUMBER
  OF COMMON SHARES                                      8,000,000              7,871,578
                                                        ==========             =========



                            Prepared without audit.
                   See independent accountants' review report
                       and notes to financial statements.



                                      MACHINETALKER, INC.
                                 (A DEVELOPMENT STAGE COMPANY)
                              STATEMENTS OF SHARESHOLDERS' DEFICIT


                                                                                 Accumulated
                                Number of        Common        Additional      Deficit During
                                 shares           Stock          Paid-in         Development
                              Common stock      Par Value        Capital            Stage              Total
                              ------------     -----------     ----------      ---------------         -----
Balance at
  January 30 , 2002                 7,500,000       $ 7,500         $ 5,250                 $ -           $  12,750

Issurance of
common stock                          250,000           250         124,750                   -             125,000


Net Loss                                    -             -               -              (86,203)           (86,203)
                                   ----------      --------       ---------           -----------        -----------


Balance at
  March 31, 2002                    7,750,000         7,750         130,000              (86,203)            51,547
                                   ----------      --------       ---------           -----------        -----------

Issurance of
common stock                          250,000           250         129,750                   -             130,000


Net Loss                                    -             -               -             (217,050)          (217,050)
                                   ----------      --------       ---------           -----------        -----------


Balance at
  June 30, 2002                     8,000,000         8,000         259,750             (303,253)           (35,503)
                                   ----------      --------       ---------           -----------        -----------


Net Loss                                    -             -               -             (245,924)          (245,924)
                                   ----------      --------       ---------           -----------        -----------


Balance at
  September 30, 2002                8,000,000       $ 8,000        $259,750           $ (549,177)        $ (281,427)
                                   ==========       ========       =========          ===========        ===========



                            Prepared without audit.
                   See independent accountants' review report
                       and notes to financial statements.


                                      MACHINETALKER, INC.
                                 (A DEVELOPMENT STAGE COMPANY)
                                    STATEMENTS OF CASH FLOWS


                                                                                              From Inception
                                                                      For the Eight            (January 30,
                                                                      months ended             2002) through
                                                                    September 30,2002       September 30,2002
                                                                    -----------------       -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                      $ (549,177)             $ (549,177)
Amortization                                                                       6,235                   6,235
Adjustment to reconcile net loss to net cash
  used in operating activities
    Increase in current assets                                                    (8,000)                 (8,000)
    Increase in accounts payable                                                   2,475                   2,475
    Increase in accrued expenses                                                  10,343                  10,343
                                                                                  -------                  ------

NET CASH USED IN
  OPERATING ACTIVITIES                                                          (538,124)               (538,124)
                                                                                ---------               ---------


CASH FLOWS FROM INVESTING ACTIVITIES:
Deposit on patent                                                                (15,000)                (15,000)
Purchase of property and equipment                                               (20,642)                (20,642)
                                                                                 --------                --------

NET CASH USED IN
  INVESTING ACTIVITIES                                                           (35,642)                (35,642)
                                                                                 --------                --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable, shareholders                                        297,958                 297,958
Proceeds from issuance of common stock                                           255,000                 255,000
                                                                                 --------                -------

NET CASH PROVIDED BY
  FINANCING ACTIVITIES                                                           552,958                 552,958
                                                                                 --------                -------


NET DECREASE IN CASH                                                             (20,808)                (20,808)


CASH AT BEGINNING OF PERIOD                                                        7,650                   7,650
                                                                                   ------                  -----

CASH (BANK OVERDRAFT) AT END OF PERIOD                                         $ (13,158)              $ (13,158)
                                                                               ==========              ==========



                            Prepared without audit.
                   See independent accountants' review report
                       and notes to financial statements.

                               MACHINETALKER, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002



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

     Basis of Presentation
     ---------------------
     This report on Form 10-QSB for the quarter ended September 30, 2002 should be read in conjunction with the Company's Form 10-SB. The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the eight month period ended September 30, 2002 are not necessary indicative of the results that may be expected for the year ending December 31, 2002.

     Going Concern
     -------------
     The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company does not generate revenue, and has negative cash flows from operations, which raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, additional cash infusion. As discussed in note 4, the Company issued a Private Placement Memorandum and is offering securities for sale. Management believes this offering will provide the additional cash needed to meet the Company's obligations as they become due, and will allow the development of its core of business.


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

                               MACHINETALKER, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Earnings per Share
     ------------------
     The Company adopted Statement of Financial Standards ("SFAS") No. 128 for the calculation of earnings per share. SFAS No. 128 dictates the calculation of basic earnings (loss) per share and diluted earnings (loss) per share. The Company's diluted loss per share is the same as the basic loss per share for the three months and eight months ended September 30, 2002, as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss.

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


3.   DEFERRED TAX BENEFIT

     At September 30, 2002, the Company has net operating loss carryforwards of approximately $540,000 for federal tax purposes, which expire in 2022. At September 30, 2002, total deferred tax assets, consisting principally of net operating loss carryforwards, amounted to approximately $186,000. For financial reporting purpose, a valuation allowance has been recognized in an amount equal to such deferred tax assets due to the uncertainty surrounding their ultimate realization.


4.   CAPTIAL STOCK

     At September 30, 2002, the Company's $.001 par value common stock authorized is 20,000,000 shares. The Company originally issued 7,500,000 shares for a consideration of $7,650 in cash, and a $5,100 patent assigned to the Company. During the month of March 2002, the Company issued an additional 250,000 shares of common stock at $0.50 per share for a total of $125,000. During the month of May 2002, the Company issued 250,000 shares of common stock at $0.52 per share for a total of $130,000. The Company is offering securities for sale with the issuance of a Private Placement memorandum.

     At September 30, 2002, 2,000,000 shares were reserved for the shares to be issued under the Company's stock option plan (see note 5).


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

                               MACHINETALKER, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002


5.   STOCK OPTIONS (Continued)

     During the three months ended June 30, 2002, the Company granted 435,000 options with effective dates between April 14 and June 10, 2002. The exercise prices of the options are between $0.50 and $1.00 per share and they vest over a 4-year period.

     During the three months ended September 30, 2002, no stock options were granted.


6.   RELATED PARTY

     The Company leases its premises from a company owned by the majority shareholders. This lease is on a month-to-month basis and rent expense amounted to $21,000 for the three months ended September 30, 2002.

     During the eight months ended September 30, 2002, three shareholders of the Company loaned money to fund the Company's expenses. All loans bear interest at 6% and are due on demand or within a year. The balance was $297,958 at September 30, 2002.



                            Prepared without audit.
                   See independent accountants' review report.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS  FOR THE QUARTER ENDED SEPTEMBER 30, 2002

The Company was incorporated on January 30, 2002. The Company had assets of $42,507 in the three month period ended September 30 in 2002. The Company incurred expenses of $245,924 in the three month period in 2002, $142,430 of which were salaries. $9,591 was for professional fees, and $21,216 was rent expense. The Company had a loss of ($245,924) in the three months ended September 30, 2002. The loss per share for the three months ended was (0.03).

RESULTS OF OPERATIONS FOR EIGHT MONTHS ENDED SEPTEMBER 30, 2002

The Company had no revenues in the eight months in 2002. The Company incurred expenses of $549,177 in the eight months ended in 2002 of which $311,848 was for salaries, $64,768 was for professional fees, and $53,438 was for rent. The Company had a loss of ($549,177) in eight months ended in September 30, 2002. The loss per share for the eight months ended was (0.07).

LIQUIDITY AND CAPITAL RESOURCES

The Company has no cash capital. Its sole capital resources are it shares of stock with which to make private placements. The Company is seeking to make a private placement of its capital stock to fund its operations. There is no assurance that it will achieve a placement of sufficient size to fund operations continuously for the next twelve months.

                                     PART II

                                OTHER INFORMATION


Item 1.           Legal Proceedings - None.

Item 2.           Changes in securities - None.

Item 3.           Defaults upon senior securities - None.

Item 4.           Submission of matters to a vote of security holders - None.

Item 5.           Other information - None.

Item 6.           Exhibits and reports on Form 8-K

                         (a) Reports on Form 8-K filed  during the three  months
                    ended September 30, 2002. (incorporated by reference)

                        None

                                   Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.

Dated: November ______, 2002

                                       MACHINETALKER, INC.



                                       By: /s/ Roland F. Bryan
                                           -------------------------------------
                                           Roland F. Bryan, President