Form 10KSB
period 2005-12-31
MACHINETALKER INC
filed 2006-04-13
CIK 1172631

FORM 10-KSB
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                 [X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended: December 31, 2005

            For the period from January 1, 2005 to December 31, 2005

                        Commission file number 333-127080

                               MACHINETALKER, INC.
             (Exact name of registrant as specified in its charter)

     Delaware                                         01-0592299
  --------------                        -----------------------------------
(State of Incorporation)                   (I.R.S. Employer Identification No.)


             513 De La Vina Street, Santa Barbara, California 93101
               (Address of principal executive offices) (Zip Code)

                                 (805) 957-1680
               Registrant's telephone number, including area code

           Securities registered pursuant to Section 12(B) of the Act:


                                                 Name of Each Exchange On
   Title of Each Class                               Which Registered

     COMMON STOCK                                          OTC

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |__|

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |__| No |X|

         State issuer's revenues for its most recent fiscal year.  $224,683

         The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $0.20 as of March 31, 2005 (computed by reference to the last sale price of a share of the registrant's Common Stock on that date as reported by NASDAQ).

         There were 159,332,050 shares outstanding of the registrant's Common Stock as of March 31, 2006.

                                TABLE OF CONTENTS

10KSB
PART I...................................................................... 1
ITEM 1...................................................................... 1
ITEM 2...................................................................... 7
ITEM 3...................................................................... 7
ITEM 4...................................................................... 7
PART II..................................................................... 8
ITEM 5...................................................................... 8
ITEM 6...................................................................... 9
ITEM 7...................................................................... 13
ITEM 8...................................................................... 31
ITEM 8A..................................................................... 31
ITEM 8B......................................................................31
PART III.................................................................... 31
ITEM 9...................................................................... 31
ITEM 10..................................................................... 34
ITEM 11..................................................................... 36
ITEM 12..................................................................... 38
ITEM 13..................................................................... 38
ITEM 14..................................................................... 39
SIGNATURES.................................................................. 39


                                     PART I

ITEM 1.       BUSINESS

GENERAL

         MachineTalker, Inc. ("MTI" or "we") is a Delaware corporation formed to engage in the business of developing and marketing a wireless control technology. From inception until mid 2004, we focused our operations on the development of our wireless control technology. We made our first sales of product and services in 2004. These sales, however, were not sufficient to cover all expenditures for product development and marketing, resulting in a net loss since inception through December 31, 2005 of $(2,888,359). While we are currently shifting the focus of our operations from developing new products to marketing and selling our existing products, we cannot assure that we will be successful in our efforts.

         Our new smart security network technology allows governments, businesses, and individuals to deploy wireless security systems rapidly to protect and monitor things, places, and people. Current security systems are static and rely on centralized control over various types of detectors or nodes. Without independent intelligence and a way to communicate with one another, individual security nodes are unable to carry out functions or overcome failure at the local level. Our technology allows security systems to become dynamic by creating "smart" security networks at the local level. The remote and wireless devices developed by us ("MachineTalkers" or "Talkers") contain powerful microprocessors, on-board sensors, detectors, readers or actuators, and wireless radios. Talkers(R) automatically form an ad hoc wireless mesh network, creating intelligent nodes, each capable of processing data in real-time and on a local basis. Once formed, a small community of Talkers(R) operate independently or collectively to assess local conditions or events and take action accordingly. These cooperating Talkers(R) form redundant and self-healing networks in case of failure. One or more individual units can be connected to modems for wireless communication outside of the local community by way of the Internet.

         Talkers(R) can be used in a variety of applications. We recently developed a trial application for a customer who needed a way to track and maintain the security of numerous shipping containers. Talkers(R) were placed within the shipping containers enabling the customer to track the location of each container and to confirm their safety. We also developed a trial application for a customer who sought a way to relay information among small aircraft and ground stations. Talkers(R) were placed on-board small aircraft to gather and report data to share with adjacent aircraft and ground stations. With the implementation of our special display software, tracking of Talkers(R) can be viewed on personal computers, laptops and PDAs. We continue to demonstrate our products at trade shows and to potential customers.

HISTORY

         MTI was formed in January 2002 by Roland F. Bryan, Christopher T. Kleveland and Mark P. Harris. Our founders are also shareholders of SecureCoin, Inc. ("SecureCoin"). As part of our initial capitalization, our founders contributed certain intellectual property that was developed at and purchased from SecureCoin. SecureCoin assigned all rights to that intellectual property to Messrs. Bryan, Kleveland and Harris in January 2002, and those co-founders then contributed the intellectual property rights to us in connection with our formation. This intellectual property forms the core of our proprietary smart security network technology that allow governments, businesses and individuals to rapidly deploy wireless security systems to protect and monitor things, places and people. Talkers(R) are designed to track the whereabouts and status of the objects into which they are placed. Talkers(R) can be grouped in small clusters or "communities" and can be programmed to sense, record, process, and act upon specified events based upon a customer's specific needs. Once programmed, Talkers(R) are placed into the objects the customer desires to track. Talkers(R) then monitor and report activity as programmed to each other and to the customer via the Internet. For example, Talkers(R) placed inside shipping containers can be programmed to monitor and report activity concerning the tracking and security of the shipping containers and their cargo in transit, including loading and unloading freight manifests. The information can then be exchanged with the trucks onto which the containers are being transported.

         Shortly after our formation in 2002, we voluntarily elected to become a reporting company and filed a Form 10 with the Securities and Exchange Commission. We subsequently determined not to register any of our stock and depleted most of our financial resources on the development of our products. Lacking the capital we needed to prepare and file annual, quarterly, and current reports, we filed a Form 15 in 2004 to terminate our reporting obligations.

THE NEED FOR THE SIMPLE MACHINE MANAGEMENT PROTOCOL(R)(SMMP(R))

         During the 1970s and early 1980s, a revolution of sorts came about which led to what we now know as the Internet. An important development that made this possible was the establishment of standards, rules, and shared languages, which allowed computers to "talk" to each other. Because of these "protocol" standards, computer interconnectivity exploded and the Internet was put to use in ways that were previously unimaginable.

         MTI believes that today, the same environment for change exists in the world of non-computer entities. Many people can envision a future where almost everything communicates for a useful purpose. Already, our car keys deliver wireless commands to their car door locks and our airbags talk to the emergency desk of the car manufacturer's network.

         Networking of such devices today is limited in the same way that computer networking was limited before universal connectivity made the Internet possible. As in the case of the Internet, we believe that all this will change once a simple, smart, flexible, and inexpensive communication platform is introduced that will enable most things able to talk to each other. Our management team believes the platform will be the MachineTalker(R) infused with a new standard language, the Simple Machine Management Protocol ("SMMP").

         SMMP(R)  provides   MachineTalkers(R)   with  unique   characteristics,
including:

         1 A MachineTalker(R)with SMMP(R)can be instructed to represent or be proxy for any entity to which it is attached.

         2 A MachineTalker(R) records and maintains a profile of that entity and shares that profile with other MachineTalker(R) members of its local community.

         3 A MachineTalker(R) automatically forms an ad hoc mesh network with its peers and they keep track of each other and share in processing information.

         4        The  SMMP(R)   operating   system  provides  for  peer-to-peer
                  control, power management to prolong battery life and a simplified API for ease in programming new applications.

PROPRIETARY TECHNOLOGY

         GENERAL. Information passed to and from local or remote nodes and a centralized control facility is similar to the central computer/dumb terminal installations of the pre-Internet era. Like those early hard-wired systems that required every action to be processed centrally, today's security systems are severely handicapped to meet the increasing demands of information distribution and local control.

         We believe  that we have  solved  this  problem  by moving  much of the processing now located at the central control site to inexpensive MachineTalkers(R) that serve as intelligent proxies for sensor, detectors, readers, or actuators. These Talkers(R) can make decisions based upon information provided by their local attachments or by their networked "peers." Each MachineTalker(R) can be set up to perform diagnostics and to transmit status reports on itself and on other members of its "community."

         Like the Internet revolution, we believe that the MachineTalker(R) revolution will be driven by a change in networking technology. MachineTalkers(R) are managed by the SMMP(R) that forms the basis for the ad hoc wireless network and the peer-to-peer relationships.

         AUTOMATIC NETWORK CONFIGURATION (ANC(TM)). The significant advantage of wireless networking is the ability to bring new nodes on-line without plugging in cables or physically reconfiguring a local network. This advantage dovetails with the MachineTalker(R) concept of Automatic Network Configuration ("ANC(TM)"), whereby the addition of a new "Talker(R)" to a community of Talkers(R) will happen simply by powering it up or coming into the sphere of the "community." This means that a number of sensing devices, made "intelligent" by attachment to MachineTalkers(R), can be moved, or supplemented in the field without having to connect them because they will automatically become absorbed as a member of a local community of sensors. In practical terms, service personnel can add new types of sensors or replace failed sensors without having to interrupt network operation. We believe that the foregoing benefits will justify the deployment of the MachineTalker(R) technology by our target customer base. Once adopted however, we believe that the real value of MachineTalker(R) technology lies in the vast potential that is unlocked as these networked entities or sensors acquire and share intelligence and knowledge amongst themselves in a decentralized and flexible model.

         PATENT APPLICATION. Application No. 20040114557 for a United States patent in the names of Roland F. Bryan, Mark P. Harris, and Christopher T. Kleveland and assigned to MTI entitled "Self Coordinated Machine Network" was filed on April 23, 2002, by our former intellectual property counsel, Lyon & Lyon, LLP. Earlier this year, we contacted our patent examiner who permitted us to amend our application to include additional claims. We filed an amended patent application in May 2005 and are waiting to receive the first office action from our examiner. At this time we cannot predict when or if we will be granted a patent for our "Self Coordinated Machine Network."

         ABSTRACT OF THE PATENT DISCLOSURE. A self coordinated machine network is established by two or more machines in proximity with each other via a wired or wireless network infrastructure. The machines are configured to establish an ad hoc network between them for sharing information related to their common applications. New machines that come into proximity of the network infrastructure are automatically configured to join an existing ad hoc network. Machines that power down or are removed from proximity of the network infrastructure are eliminated from the ad hoc network. Communications between the constituent machines of the ad hoc network allow the machines to self coordinate the network and redundantly store information pertaining to the common and disparate applications of the various machines that comprise the self coordinated machine network. The same is the case for the internal components that make up the machine; in that self-contained subassemblies that take action in response to stimulus or change in status, like keyboards, card readers, bill changers and electronic devices, can be similarly self coordinated with the addition to each sub-assembly of the present invention; whereby cabling between such sub-assemblies is minimized or even eliminated by use of the wireless version of the present invention.
                                       -3-

PRODUCTS

         We currently offer several smart security network components for rapidly deploying wireless security systems, including:

         MACHINETALKER(R). MachineTalker(R) is a high performance unit for applications requiring extensive local processing and/or gateway connections to higher level networks (such as Internet, Ethernet, 802.11 and WiFi).

         MINITALKER(R). MiniTalker(R) is similar in functionality to the MachineTalker(R), but has lower performance levels, reduced size, and lower power consumption. As an option, this unit may include on-board sensors for a particular application.

         TAGTALKER(TM). TagTalker(TM) is an ultra low power, very low cost unit for applications requiring limited local processing.

         TOUGHTALKER(TM). ToughTalker(TM) is a more rugged version of MiniTalker(R) and is designed for use in harsh, industrial environments where it must operate more reliably through shock and vibration, such as inside shipping containers.

         CONTAINERTRACKER(TM). We recently completed development of a demonstration software program to support ToughTalkers(TM) which have been placed aboard a community of shipping containers. The demonstration software enables a user to monitor the containers and control interaction with on-board Talkers(R). The ContainerTracker(TM) software includes the ability to create, insert, and read-back a freight manifest that shows what has been loaded within a container, from where the container came, and to where the container is supposed to go. The manifest can also be accessed by a hand-held personal digital assistant when a container is encountered in the field.

         ASSETTRACKER(TM). In June 2005, we released AssetTracker(TM), a small portable battery powered roving unit that integrates a ToughTalker(TM) with a Global Positioning System Modem. When an AssetTracker(TM) is plugged into an automobile's cigarette lighter, the devise will send location data over a cellular telephone connection which can then be monitored on the Internet and tracked on a map. Additionally, an AssetTracker(TM) can also feed the connection with information from other Talkers it encounters within its vicinity or community. We are currently testing this devise in Texas with a potential customer.

SPECIFICATIONS

         SMMP(R) OPERATING SYSTEM. All of our MachineTalker(R) products use the SMMP(R) language developed by MTI. SMMP(R) is an operating system and protocol that facilitates the establishment of ad hoc wireless networks. MachineTalker(R) modules maintain profiles of all devices and interchange information to facilitate redundancy, establish network relationships and build autonomous communities of MachineTalkers(R).

          RADIO TECHNOLOGIES. Our MachineTalker(R) products utilize a modular architecture to meet the requirement of disparate applications, meaning that different types of radios can be used. The MachineTalker(R) demonstration units utilize a single chip RF transceiver operating in the 902-928 MHz ISM band. We are a voting member of the IEEE 802.15.4 Committee, which has introduced a standard for a low power RF transceiver that utilizes direct sequence, spread spectrum. The 802.15.4 standard is intended to meet the requirements of low power networks in the future, such as MachineTalker(R). Several large semiconductor manufacturers have announced products to fulfill a wide variety of applications. Position Location and high performance can be obtained by our RF transceiver using pulsed spread spectrum techniques.

         MICROPROCESSOR. The MachineTalker(R) is based on a low power extremely powerful 8-bit RISC processor (Atmel ATmega 128). Depending on the application, the MachineTalker(R) can make use of the on-board Analog-to-Digital Converter ("ADC") and various serial and parallel interfaces. The chip contains 128k of flash memory for program and data storage.

         LOW POWER OPERATION. Depending on the duty cycle specified for a given application, the MachineTalker(R) can have a battery life of 2+ years on AA batteries.

         SENSORS. The MachineTalker(R) can be interfaced to a variety of sensors including micro electro-mechanical systems ("MEMS") and advanced nanotechnology, including:

         o        Temperature o Humidity
         o        Gas (all types)
         o        BioHazard
         o        Pressure
         o        Light Measurement
         o        Magnetometer (compass)
         o        Ultrasonic distance
         o        GPS o Displacement
         o        Gyroscope (MEMS)
         o        Hall Effect (magnetic proximity)
         o        Biometric (Fingerprint)
         o        Accelerometers (vibration, tilt)
         o        Sound Detection
         o        Corrosion Detection
         o        Proximity sensors (human)

         INTERNET ACCESS. Remote and wireless MachineTalkers(R) with their detectors and sensors are now accessible via the Internet. Using the services of SensorLogic, Inc., a strategic partner which provides access services, all types of activities can be easily monitored in real-time from anywhere in the world. Such access can also be made by attachment of our products to standard personal computers, laptops, and PDAs; all acting as "network gateways."

APPLICATIONS FOR MACHINE TALKER SMART SECURITY NETWORK TECHNOLOGY

         GENERAL. We intend to become a significant part of the electronic architecture of the worldwide security and sensor market. We believe that the United States homeland security market provides us with an attractive opportunity, as well as the market for mobile sensors. We believe that applications for our smart security network technology include the following:

         o        Transportation Security (land, sea and air)
         o        People Screening
         o        Cargo Security
         o        Container Security
         o        Mail and Mail Room Security
         o        Sensitive Sites and Public Spaces Security
         o        Weapons of Mass Destruction/Disruption
         o        Logistics and Critical Inventory Tracking

         APPLICATION FOR KELLOGG, BROWN & ROOT. In December 2004, we entered into an agreement with Kellogg, Brown & Root ("KBR"), a division of Halliburton Company, pursuant to which we agreed to develop a solution to enable KBR to track its 600,000 shipping containers on a global basis. Our solution for KBR consisted of equipping each KBR shipping container with a MiniTalker(R) unit programmed with the shipping manifest, source, destination, and other information to identify the individual container when queried. Considering that shipping containers are not usually handled with care and that they generally pass through very harsh environments while in transit, we designed a rugged version of our MiniTalker(R) unit for use in this particular application, referred to as a ToughTalker(TM). In consideration for developing and demonstrating applications software and designing product variations for KBR's intended use, KBR agreed to pay us $300,000, $240,000 of which has been paid in fixed increments as we completed certain milestones for the project. The agreement also contains a five year software license agreement component pursuant to which Kellogg, Brown & Root has the right to use our SMMP(R) software and the right of first refusal to participate with us in the sale of our Talkers(R) in the area of tracking of inventory, containers, and similar packages in consideration for a license fee of $200,000. Kellogg, Brown & Root also had the right under the agreement to purchase up to 250 MiniTalkers(R) at a purchase price of $100 per MiniTalker(R), which it exercised on August 9, 2005. Both parties agreed, however, that due to increased production costs, Kellogg, Brown & Root would purchase 100 MiniTalkers(R) at a purchase price of $250 per MiniTalker(R), for a total of $25,000. Accordingly, the maximum value of the agreement is $525,000, not including an additional $11,145.90 which we received for field services and ten sample ToughTalkers(R) for evaluation purposes. By its terms, the agreement, except for the software license agreement, terminated on September 1, 2005. As of March 31, 2006, all deliverable items have been shipped and invoiced to KBR and all payments have been received. With the successful demonstration of the trial application, KBR has orally indicated that it would extend the term of the agreement again for a period to be determined pursuant to which we expect to manufacture and install a large quantity of ToughTalker(TM) units in KBR shipping containers. We have not yet, however, entered into an agreement to extend the term and cannot assure if or for how long the agreement will actually be extended.

         NASA PROJECT. In July 2004, we entered into an agreement with NASA through its contracting group at SAIC, pursuant to which we agreed to provide a version of MachineTalker(R) that could be placed in an unmanned aerial vehicle ("UAV") to read multiple sensors (atmospheric pressure, accelerometers, and gyroscopes) and to convey results to other Talkers(R) in nearby UAVs in-flight and on the ground. In consideration for our product, NASA agreed to pay us a total of $55,000, payable in increments as we completed certain milestones. Delivery of the final product was to take place within 22 weeks after the commencement of the agreement. When NASA was unable to provide the equipment necessary for us to complete the project, the agreement was extended for a period of one year. We completed development of the application software and display software for the ground station on schedule, and shipped the units to NASA for flight testing. As of March 31, 2006, NASA has paid us $25,000 and $15,000, respectively, for those deliverables which have been shipped to NASA Langley for testing. We completed flight testing in October 2005 and NASA was billed the remaining $15,000 due to us under the agreement in November 2005. We believe that the NASA test has illustrated how wireless sensors can be placed anywhere inside an airframe, each with the intelligence to make decisions and gather data, without the need to rewire the aircraft. Information can be passed among sites containing the wireless sensors, to nearby aircraft containing wireless sensors, and to ground stations containing wireless sensors.

BUSINESS AND REVENUE MODELS

         Our business strategy is very straight-forward: (1) apply MachineTalker(R) smart security network technology to the $80 billion worldwide security and sensor products and systems market, (2) initially sell MachineTalker(R) devices through channel partners and distributors in this market, and (3) later on, further develop MachineTalker(R) proprietary technology and products for sale to manufacturers and operators of virtually all machines, appliances and devices.

         Our management believes that most of our revenues will come from the sale of MachineTalker(R) devices. We also plan to earn revenues through licensing of our proprietary technology to equipment manufacturers.

MARKETING AND SALES PLAN

         We compete in worldwide security products and systems market, as well as the market for sensors. The Freedonia Group forecasts that the world market for security products and systems will expand dramatically through 2006, approaching $80 billion, and perhaps double to $160 billion by 2011. Heightened fears of terrorism in the wake of the September 11, 2001 attacks on the United States, in tandem with rising conventional crime rates in many countries, is expected to be the major factor driving growth. Also important will be the robust pace of new product development, especially in the electronic security segment. MTI intends to become a significant part of the electronic architecture of the worldwide security products and systems market.

         MARKETING STRATEGY. Our marketing strategy is to create a favorable environment in which to sell our MachineTalker(R) smart security network devices. We intend to enhance, promote, and support our supposition that the MachineTalker(R) proprietary smart security network technology is the most complete and comprehensive solution available in the marketplace to deploy wireless security and sensor systems rapidly.

         PRODUCT   AND   SERVICE   DIFFERENTIATION.    We   believe   that   the
differentiating attributes of the MachineTalker(R)wireless control solution include:

         o The only complete smart security system to easily create, deploy and manage local wireless security systems
         o        Dynamic ("smart") networks
         o        Creates communities of wireless sensors via SMMP(R)
         o        Low cost, easy-to-install wireless components
         o        Designed for diverse types of applications
         o        Highly scalable
         o        Highly reliable

         VALUE PROPOSITION. Our value proposition is simple: we believe that MachineTalker(R)smart security networks allow governments, businesses and individuals to deploy wireless security systems rapidly to protect people, places and things at a reasonable cost.

         POSITIONING. We believe that MachineTalker(R) can be positioned as the superior solution for creating, deploying, and managing local wireless security systems. We believe that MachineTalker(R) offers a complete solution that is inexpensive, efficient and scalable. We plan to reposition our competitors by demonstrating that their offerings are inadequate, too costly and not dynamic.

         SALES STRATEGY. After creating a high level of perceived value and building significant demand for sales through our marketing campaign, we intend to sell our smart security network devices aggressively throughout the United States. If and when we achieve initial success in the domestic marketplace, we plan to expand our sales efforts into the international marketplace.

         SALES MARGIN STRUCTURE. We believe that the majority of our sales will be derived from channel partners and certified integration partners. As a result, our sales margin structure must be appropriate for these independent organizations. Our proposed margin structure includes:

         1.       Direct Sales - Full suggested list price.
         2. Channel Partners/Certified Integration Partners Sales - 40% off suggested list price.
         3.       Manufacturer's Representatives - 10% commission.

         FIELD SALES FORCE. Under our current business model we plan to hire approximately two salespeople who are also experienced engineers ("Sales Engineers"). The majority of our sales efforts are expected to be targeted toward Original Equipment Manufacturers ("OEMs") and will be handled internally through these Sales Engineers. MTI has chosen to use Sales Engineers because OEM accounts require considerable customer education and post-sales technical support directly from MTI. Our price points, pricing structure, and profits justify a technical "person-to-person" selling strategy.

         MANUFACTURERS' REPRESENTATIVES. We can supplement our own field sales force by entering into agreements with manufacturers' representatives. Because manufacturers' representatives carry several product/service lines that are compatible with our products and services, we plan to select manufacturers' representatives carrying complementary and compatible products and services, as well as manufacturers' representatives that sell dissimilar products and services yet ones that are appropriate to their customers' customer.

DISTRIBUTION CHANNELS

         We plan to sell our smart security network components through several channels of distribution, including the following:

         DIRECT SALES TO END USERS. Under our current policy we only sell our products directly to end-users when other channels of distribution are unavailable. We anticipate that direct sales will occur most often with smaller customers.

         CHANNEL PARTNERS AND/OR CERTIFIED INTEGRATION PARTNERS. We plan to identify a number of independent organizations that may serve as channel partners, certified integration partners, or both. These organizations are likely to have well-established relationships with mid-size to large size customers. Many may also provide specific vertical market applications. Our requirements for channel partners and certified integration partners include: established branding, established market segment, solid reputation, high volume transactions and independent marketing and services organizations.

COMPETITION

         The worldwide security products and systems industry in general and the market for security products in particular is highly competitive. Our principal competitors include large scale security companies that have provided container security in the past such as Savi Technology that have OEMs that are trying to do what we are doing. Many of these competitors have longer operating histories, greater name recognition, larger installed customer bases, and substantially greater financial and marketing resources than MTI. Because these other companies use bar code readers and radio frequency identification devices without local intelligence to accomplish security and tracking, management believes that one of the features that will distinguish our security systems from the competition is our ad-hoc local wireless network approach to do tracking and security. Our ability to compete successfully in the security products systems industry depends in large part upon our ability to sell and install our smart security systems and to respond effectively to changing technology. By installing representative products in projects funded by large OEM customers such as KBR, we believe that principal industry leaders will adopt our technology. We cannot assure that we will be able to compete successfully in the security products and systems industry, or that future competition will not have a material adverse effect on our business, operating results, and financial condition.

GOVERNMENT REGULATION

         We are subject to various federal, state and local laws affecting wireless communication and security businesses. The Federal Trade Commission and equivalent state agencies regulate advertising and representations made by businesses in the sale of their products, which apply to us. Our business is also subject to government laws and regulations governing health, safety, working conditions, employee relations, wrongful termination, wages, taxes and other matters applicable to businesses in general. Failure of MTI to comply with applicable government rules or regulations could have a material adverse effect on our financial condition and business operations.

EMPLOYEES

         As of December 31, 2005, we employed seven people on a full-time basis. Of those seven full-time employees, two are employed in an administrative, marketing, and sales position, and the remaining five are technical employees employed in research, development, and production positions. We project that during the next 12 months, our workforce is likely to increase to 12, with two of the new positions being in administrative, marketing, and sales positions and the remaining three being research, development, and production positions.

         To support our need for technical staffing, we have established relationships with technical staffing organizations that continuously offer highly qualified personnel to meet our needs, both locally and from out of the area.

INTELLECTUAL PROPERTY

         We currently own the following registered trademarks and service marks:
(i) United  States  Trademark  Registration  No.  2848438,  issued by the United
States Patent and Trademark Office on June 1, 2004 , covering the trademark "TALKER," (ii) United States Trademark Registration No. 2872244, issued by the United States Patent and Trademark Office on August 10, 2004, covering the trademark "SMMP," (iii) United States Trademark Registration No. 2872243, issued by the United States Patent and Trademark Office on August 10, 2004, covering the trademark "MACHINETALKER," (iv) United States Trademark Registration No. 2882375, issued by the United States Patent and Trademark Office on September 7, 2004, covering the trademark "MINITALKER," and (v) United States Trademark Registration No. 2897704, issued by the United States Patent and Trademark

Office on October 26, 2004, covering the trademark "SIMPLE MACHINE MANAGEMENT PROTOCOL" with no claim made to the exclusive right to use "MACHINE MANAGEMENT PROTOCOL" apart from the entire mark.

         We have also applied for the following additional trademarks and services marks: (i) United States Serial No. 78141481, application filed with the United States Patent and Trademark Office on July 5, 2002, for the trademark "TAGTALKER," (ii) United States Serial No. 78154576, application filed with the United States Patent and Trademark Office on August 15, 2002, for the trademark "TINYTALKER," (iii) United States Serial No. 78389393, application filed with the United States Patent and Trademark Office on March 23, 2004, for the trademark "RFIDNET," (iv) United States Serial No. 78425975, application filed with the United States Patent and Trademark Office on May 27, 2004, for the trademark "SEALTALKER," (v) United States Serial No. 78522694, application filed with the United States Patent and Trademark Office on November 24, 2004, for the trademark "TOUGHTALKER," and (vi) United States Serial No. 78535515, application filed with the United States Patent and Trademark Office on December 20, 2004, for the trademark "TINYTALKER." We cannot assure that we will be successful in obtaining theses marks, that these applications will not be challenged, that others will not attempt to infringe upon our marks, or that these marks will afford us any protection or competitive advantages. We have not yet been issued these trademarks and service marks. We may file additional trademark and tradename applications with the United States Office of Patents and Trademarks for additional tradenames and trademarks in the future.

         In April 2002, a Patent Application to the United States Patent and Trademark Office ("USPTO") entitled "Self Coordinated Machine Network" application No. 20040114557 was filed, regarding a self coordinated machine network established by two or more machines in proximity with each other via a wired or wireless network infrastructure. The machines are configured to establish an ad hoc network between themselves for sharing information related to their common applications. New machines that come into proximity of the network infrastructure are configured to join an existing ad hoc network. Machines that power down or are removed from proximity of the network infrastructure are eliminated from the ad hoc network. Communications between the constituent machines of the ad hoc network allow the machines to self coordinate the network and redundantly store information pertaining to the common and disparate applications of the various machines that comprise the self coordinated machine network. An assignment of this application to us from the inventors, Bryan F. Roland, Mark P. Harris, and Christopher T. Kleveland was filed with the USPTO on April 23, 2002.

         All of our employees have executed agreements that impose nondisclosure obligations on the employee and pursuant to which the employee has agreed to assign to us (to the extent permitted by California law) all copyrights and other inventions created by the employee during employment MTI. We have also implemented a trade secret protection policy that management believes to be adequate to protect our intellectual property and trade secrets.

SEASONALITY

         Our   operations   are  not   expected   to  be  affected  by  seasonal
fluctuations, although our cash flow may be affected by fluctuations in the timing of cash receipts from our customers.

ITEM 2.       PROPERTIES

         We currently lease approximately 1,100 square feet of office space at 513 De La Vina Street, Santa Barbara, California 93101 from a company owned by the majority shareholders at a base rental rate of approximately $1,188.64 per month pursuant to a three year lease. The lease term expires on August 20, 2006 with an option to extend the lease term for one year.

ITEM 3.       LEGAL PROCEEDINGS

         The Company is not currently a party to any material legal proceedings.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders.

                                     PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

         The Company's common stock began trading in February 2006 on the OTC Bulletin Board Market under the symbol "MTKN." The range of high and low bid quotations for each fiscal quarter within the last two fiscal years was as follows:

     Year Ended December 31, 2005                        HIGH               LOW
                                                         ----               ---

     First Quarter ended March 31, 2005                  N/A                N/A
     Second Quarter ended June 30, 2005                  N/A                N/A
     Third Quarter ended September 30, 2005              N/A                N/A
     Fourth Quarter ended December 31, 2005              N/A                N/A

     Year Ended December 31, 2004                        HIGH               LOW
                                                         ----               ---

     First Quarter ended March 31, 2004                  N/A                N/A
     Second Quarter ended June 30, 2004                  N/A                N/A
     Third Quarter ended September 30, 2004              N/A                N/A
     Fourth Quarter ended December 31, 2004              N/A                N/A

----------------------

         The above quotations reflect inter-dealer prices, without retail markup, mark-down, or commission and may not necessarily represent actual transactions.

         As of December 31, 2005, there were approximately 156 record holders of the Company's common stock, not including shares held in "street name" in brokerage accounts which is unknown. As of December 31, 2005, there were approximately 159,017,050 shares of common stock outstanding on record.

         The Company has not declared or paid any cash dividends on its common stock and does not anticipate paying dividends for the foreseeable future.

         Effective February 15, 2002, the Company adopted the MachineTalker, Inc. 2002 Stock Option Plan for Directors, Officers, Employees and Key Consultants (the "Plan") under which a total of 20,000,000 shares of Common Stock have been reserved for issuance pursuant to the grant and exercise of up to 20,000,000 stock options. The Plan has been approved by the holders of the outstanding shares of the Company. The following table sets forth certain information regarding the Plan as of December 31, 2005:

                                                                                            NUMBER OF SECURITIES
                             NUMBER OF SECURITIES TO BE     WEIGHTED-AVERAGE EXERCISE      REMAINING AVAILABLE FOR
                               ISSUED UPON EXERCISE OF     PRICE OF OUTSTANDING STOCK   FUTURE ISSUANCE UNDER EQUITY
                              OUTSTANDING STOCK OPTIONS              OPTIONS                 COMPENSATION PLANS
                             --------------------------    --------------------------   ----------------------------
Equity compensation plans             8,700,000                      $0.051                      11,300,000
approved by security holders

         For the fiscal year ended December 31, 2005, the Company issued 700,000 stock options to purchase 700,000 shares of unregistered common stock, at an exercise price of $0.10 per share, to two employees. As of December 31, 2005, none of the Company's outstanding stock options have been exercised.

         For the fiscal year ended December 31, 2005, the Company issued 4,077,000 warrants to purchase 4,077,000 shares of unregistered common stock, at a weighted exercise average price of $0.039 per share, to various consultants for business development and marketing services in lieu of cash. As of March 2, 2006 one consultant exercised a total of 315,000 warrants at an exercise price of $0.025 per share. The Company received gross proceeds of $7,875 for the warrant exercise.

         For the fiscal year ended December 31, 2005, the Company issued 267,050 shares of unregistered common stock to a consultant for business development in lieu of cash. $8,068 was recognized as expense for the year ended December 31, 2005.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

CAUTIONARY STATEMENTS

         This Form 10-KSB contains financial projections and other "forward-looking statements," as that term is used in federal securities laws, about MachineTalker, Inc.'s financial condition, results of operations and business. These statements include, among others: statements concerning the potential for revenues and expenses and other matters that are not historical facts. These statements may be made expressly in this Form 10-KSB. You can find many of these statements by looking for words such as "believes," "expects," "anticipates," "estimates," or similar expressions used in this Form 10-KSB. These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause the Company's actual results to be materially different from any future results expressed or implied by the Company in those statements. The most important facts that could prevent the Company from achieving its stated goals include, but are not limited to, the following:

         (a)      volatility or decline of the Company's stock price;
         (b)      potential fluctuation in quarterly results;
         (c)      failure of the Company to earn revenues or profits;
         (d) inadequate capital and barriers to raising the additional capital or to obtaining the financing needed to implement its business plans;
         (e)      inadequate capital to continue business;
         (f)      changes in demand for the Company's products and services;
         (g)      rapid and significant changes in markets;
         (h) litigation with or legal claims and allegations by outside parties;
         (i)      insufficient revenues to cover operating costs.

         Because the statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements. The Company cautions you not to place undue reliance on the statements, which speak only as of the date of this Form 10-KSB. The cautionary statements contained or referred to in this section should be considered in connection with any subsequent written or oral forward-looking statements that the Company or persons acting on its behalf may issue. The Company does not undertake any obligation to review or confirm analysts'
expectations or estimates or to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this Form 10-KSB or to reflect the occurrence of unanticipated events.

         The following discussion should be read in conjunction with our condensed consolidated financial statements and notes to those statements. In addition to historical information, the following discussion and other parts of this quarterly report contain forward-looking information that involves risks and uncertainties.

OVERVIEW

         Our institution of more vigorous sales efforts through year ended December 31, 2005 are beginning to show results in increasing our revenue for our smart security network components and wireless security systems. Because we were able to obtain small amounts of external equity financing during fiscal year 2005, we were able to hire additional personnel in our sales department. This action is beginning to show positive results as our new sales people enhance their competency with regard to our products and services and familiarize themselves with our operating procedures. In order to accelerate sales growth and product development and marketing, we require additional capital.

         Our sales efforts through tradeshows and seminars generate leads of potential customers desiring to purchase our smart security network components and wireless security systems. We plan to continue this lead generation on a quarterly basis to add to the total number of leads to which our sales staff can potentially sell our products and services. We believe that the greater the number of leads generated, whether for immediate or long term purchases, the more likely our efforts will eventually create a consistent number of sales for us.

         The fact that we were able to obtain $653,000 in capital through private placements during fiscal year 2005 has enabled us to hire the additional engineering personnel. Management intends to continue seeking private investors for additional capital in order to accelerate sales growth, product development, and marketing. We utilized approximately $144,192 of this capital for additional engineers. We utilized the remaining $508,807 raised by us as follows: $239,843 for marketing costs, $145,770 for legal and accounting fees, $56,067 for research and development, and $67,127 for administrative costs.

         Depending on the amount of additional capital available to us, we plan to invest a significant portion of any additional available capital in sales and marketing, manufacturing inventory, and infrastructure. We constantly evaluate the alternative methods to obtaining additional capital on terms most favorable to us. We cannot assure that we will be able to locate sources of capital on terms favorable to us.

         We currently have seven full time employees as compared to 4 employees during 2004. Currently, we employ no part time employees. This change reflects expansion of our Engineering department and reduction of administration. We believe the evolution of our product line and technical OEM sales help to increase adoption of our technology into new fields and applications.

CRITICAL ACCOUNTING POLICIES

         Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We monitor our estimates on an on-going basis for changes in facts and circumstances, and material changes in these estimates could occur in the future. Changes in estimates are recorded in the period in which they become known. We base our estimates on historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from our estimates if past experience or other assumptions do not turn out to be substantially accurate.

         We have identified the policies below as critical to our business operations and the understanding of our results of operations.

         REVENUE RECOGNITION. We recognize revenue in accordance with the Securities and Exchange Commission ("SEC") Staff Accounting Bulletin No. 104, "Revenue Recognition in Financial Statements" ("SAB 104"). We recognize revenue upon delivery, provided that evidence of an arrangement exists, title, and risk of loss have passed to the customer, fees are fixed or determinable, and collection of the related receivable is reasonably assured. We record revenue net of estimated product returns, which is based upon our return policy, sales agreements, management estimates of potential future product returns related to current period revenue, current economic trends, changes in customer composition and historical experience. We accrue for warranty costs, sales returns, and other allowances based on our experience which tells us we have less than $25,000 per year in warranty returns and allowances. Generally, we extend credit to our customers and do not require collateral. We perform ongoing credit evaluations of our customers and historic credit losses have been within our expectations. We do not ship a product until we have either a purchase agreement or rental agreement signed by the customer with a payment arrangement. This is a critical policy, because we want our accounting to show only sales which are "final" with a payment arrangement. We do not make consignment sales, nor inventory sales subject to a "buy back" or return arrangement from customers. Accordingly, original equipment manufacturers do not presently have a right to return unsold products to the Company.

         We also grant exclusive licenses for the use of the technology required
to  operate  our  products.   We  recognize  revenue  from  software   licensing
arrangements under SOP 97-2 "Software Revenue Recognition," as amended by

SOP-98-9, Modification of SOP 97-2, "Software Revenue Recognition with Respect to Certain Transactions." For those contracts that either do not contain a services component or that have services which are not essential to the functionality of any other element of the contract, software license revenue is recognized over the contract period.

         PROVISION FOR SALES RETURNS, ALLOWANCES AND BAD DEBTS. We maintain a provision for sales allowances, returns and bad debts. Sales returns and allowances result from equipment damaged in delivery or customer dissatisfaction, as provided by agreement. The provision is provided for by reducing gross revenue by a portion of the amount invoiced during the relevant period. The amount of the reduction is estimated based on historical experience.

         RESERVE FOR OBSOLETE/EXCESS INVENTORY. Inventories are stated at the lower of cost or market. We regularly review our inventories and, when required, will record a provision for excess and obsolete inventory based on factors that may impact the realizable value of our inventory including, but not limited to, technological changes, market demand, regulatory requirements and significant changes in our cost structure. If ultimate usage varies significantly from expected usage, or other factors arise that are significantly different than those anticipated by management, inventory write-downs or increases in reserves may be required.

OTHER ACCOUNTING FACTORS

         The effects of inflation have not had a material impact on our operation, nor are they expected to in the immediate future. Although we are unaware of any major seasonal aspect that would have a material effect on the financial condition or results of operation, the first quarter of each fiscal year is always a financial concern due to slow collections after the holidays. The deposits that are shown in the financials are for pending sales of existing products and not any new patented product. These are deposits received from our customers for sales of equipment and services and are only removed as deposits upon completion of the sale. If for whatever reason a customer order is cancelled, the deposit would be returned as stated in the terms of sale, minus a restocking fee. No depositor is a related party of any officer or employee of MachineTalker, Inc. Our terms of deposits typically are 50% down with the balance of the sale due upon delivery.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

REVENUE

         Total revenue for the twelve month period ended December 31, 2005 increased by $19,850 to $224,683 from $204,833 in the prior year. This increase in revenue was a result of sales of $184,683 to an existing customer, Kellogg, Brown & Root, and sales of $40,000 to an existing customer, NASA.

GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative ("G&A") expenses increased by $194,809 or 36.58%, to $727,390 for the year ended December 31, 2005 compared to the prior year. This increase in G&A expenses was the result of increased staffing of office and clerical personnel of $71,657 from the prior period and increased professional and consulting fees of $129,841 from the prior period, which were partially offset by reductions in other categories.

RESEARCH AND DEVELOPMENT

         Research and Development ("R&D") costs decreased by $(8,560), or (4.11)%, to $199,828 for the year ended December 31, 2005 compared to the prior year. This decrease in R&D costs was the result of a decrease in testing of product alternatives, construction of prototypes, and application of engineering time to customer projects.

NET LOSS

         Net Loss  increased by $(494,736),  or (86.27)%,  to $1,068,190 for the
year ended December 31, 2005, compared to the prior year. This increase in Net Loss was the result of an increase in G&A expenses and R&D costs. Currently operating costs exceed revenue because sales are not yet significant. We cannot assure when or if revenue will exceed operating costs.

LIQUIDITY AND CAPITAL RESOURCES

         The Company had net cash of $171,634 at December 31, 2005, as compared to $132,459 at December 31, 2004.

         During the year ended December 31, 2005, the Company used $566,510 of cash for operating activities, as compared to $464,257 during the year ended December 31, 2004. The increase in the use of cash for operating activities was a result of legal fees incurred to go public, and other general and administrative expenses.

         Cash used in investing activities to purchase equipment during the year ended December 31, 2005 was $41,015 compared to $11,043 during the year ended December 31, 2004.

         Cash provided by financing activities relating to the issuance of shares of common stock during the year ended December 31, 2005 was $653,000, as compared to $607,753 during the year ended December 31, 2004. Since January 1, 2005, our capital needs have primarily been met from the proceeds of private placements and, to a lesser extent, sales.

         We will have additional capital requirements during 2006 if we continue with our plan of securing new OEM relationships and developing requisite products. Although we cannot quantify these anticipated costs with specificity, we estimate that we will incur approximately $200,000 in marketing and sales costs during the next twelve months of operations and that our research and development costs will remain at existing levels or approximately $400,000 during the next twelve months of operations. We do not anticipate, however, any significant capital equipment expenditures. We intend to meet our cash requirements through sales of our products and plan to continue to generate sales leads through tradeshows and marketing. If we are unable to satisfy our cash requirements through product sales, we will attempt to raise additional capital through the sale of our common stock.

         We cannot assure that we will have sufficient capital to finance our growth and business operations or that such capital will be available on terms that are favorable to us or at all. We are currently incurring operating deficits that are expected to continue for the foreseeable future.

ITEM 7.       FINANCIAL STATEMENTS OF MACHINETALKER, INC.



                               MACHINETALKER, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

                                    CONTENTS









                                                                            PAGE


Reports of Independent Registered Public Accounting Firms...............     16

Balance Sheet...........................................................     18

Statement of Operations.................................................     19

Statement of Changes in Shareholders Equity.............................     20

Statement of Cash Flows ................................................     22

Notes to Financial Statements ..........................................   23-30

HJ ASSOCIATES & CONSULTANTS, L.L.P.                RSM MCGLADREY NETWORK
Certified Public Accountants and Consultants       AN INDEPENDENTLY OWNED MEMBER

                        50 West Broadway, Suite 600 * Salt Lake City, Utah 84101
                                   Telephone (801)328-4408 * Fax (801) 328-44611



             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors
MachineTalker, Inc.
Santa Barbara, CA

We have audited the accompanying balance sheet of MachineTalker, Inc. as of December 31, 2005, and the related statements of income, retained earnings and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MachineTalker, Inc. as of December 31, 2005, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company has suffered recurring losses from operations. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/HJ Associates & Consultants, LLP

HJ Associates & Consultants, LLP
Salt Lake City, UT
March 22, 2006



               American Institute of Certified Public Accountants
             SEC Practice Section Private Companies Practice Section

ROSE, SNYDER & JACOBS
A CORPORATION OF CERTIFIED PUBLIC ACCOUNTANTS


            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
MachineTalker, Inc.



     We have audited the accompanying balance sheets of MachineTalker, Inc. (a Delaware corporation in the development stage) as of December 31, 2004 and 2003 and the related statements of operations, shareholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards established by the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MachineTalker, Inc. as of December 31, 2004 and 2003, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered losses and has generated negative cash flows from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Rose, Snyder & Jacobs

Rose, Snyder & Jacobs
A Corporation of Certified Public Accountants

Encino, California


March 18, 2005

           ----------------------------------------------------------
          15821 VENTURA BOULEVARD, SUITE 490, ENCINO, CALIFORNIA 91436
                  PHONE: (818) 461-0600 * FAX: (818) 461-0610

                              MACHINETALKER, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                DECEMBER 31, 2005



                                         ASSETS

CURRENT ASSETS
Cash and cash equivalents                                                                  $        171,934
Accounts Receivable, net                                                                              2,000
Inventory                                                                                            12,524
Employee Advances                                                                                       295
                                                                                           -----------------
     TOTAL CURRENT ASSETS                                                                           186,753
                                                                                           -----------------

PROPERTY & EQUIPMENT, at cost
  Machinery & Equipment                                                                              13,080
  Computer equipment                                                                                 50,750
  Furniture & Fixture                                                                                 4,671
                                                                                           -----------------
                                                                                                     68,501

  Less accumulated depreciation                                                                     (24,325)
                                                                                           -----------------
     NET PROPERTY AND EQUIPMENT                                                                      44,176
                                                                                           -----------------

OTHER ASSETS
Security Deposit                                                                                      2,975
                                                                                           -----------------

     TOTAL ASSETS                                                                          $        233,904
                                                                                           =================


                      LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable                                                                         $         12,598
  Accrued expenses                                                                                   24,830
  Unearned revenues                                                                                 158,817
                                                                                           -----------------
     TOTAL CURRENT LIABILITIES                                                                      196,245
                                                                                           -----------------

LONG TERM LIABILITIES
  Notes Payable, shareholder (note 6)                                                               436,000
                                                                                           -----------------
     TOTAL  LIABILITIES                                                                             632,245
                                                                                           -----------------

SHAREHOLDERS' EQUITY (DEFICIT)
  Common stock, $.001 par value;
  500,000,000 authorized shares;
  159,017,050 shares issued and outstanding                                                         159,017
  Additional paid in capital                                                                      2,331,001
  Accumulated deficit                                                                            (2,888,359)
                                                                                           -----------------

     TOTAL SHAREHOLDERS'  DEFICIT                                                                  (398,341)
                                                                                           -----------------

      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)                                 $        233,904
                                                                                           =================



   The accompanying notes are an integral part of these financial statements.

                              MACHINETALKER, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS


                                                              Year Ended
                                                       ---------------------------   From Inception
                                                                                     January 30,2002
                                                              December 31,               through
                                                           2005          2004       December 31, 2005
                                                       ------------- -------------  ------------------

REVENUE                                                $     224,683 $     204,833  $          429,516

COST OF SERVICES                                             345,424             -             345,424
                                                       ------------- -------------  ------------------

GROSS PROFIT (DEFICIT)                                      (120,741)      204,833              84,092

OPERATING EXPENSES
 Salaries                                                    179,927       108,270             702,511
 Professional and consulting fees                            212,474        82,633             582,371
 Research and development                                    199,828       208,388             645,161
 Patent Expense                                               10,564         3,450              19,114
 Rent                                                         14,264        14,264             131,580
 Insurance expenses                                           24,886         9,637              68,804
 Depreciation and amortization                                13,638         4,388              24,325
 Payroll taxes                                                44,848        17,821             106,892
 Office expense                                               10,545         6,761              45,762
 Meals and entertainment                                       2,262         1,599              10,922
 Postage & Delivery                                            5,632         3,437              11,697
 Repairs & Maintenance                                         3,753           944               6,765
 Storage Expense                                              13,620         1,555              16,530
 Travel                                                        8,710         9,619              33,772
 Taxes & Licenses                                              4,356         3,496               8,064
 Advertising                                                  17,247         4,109              25,285
 Telephone and Utilities                                       7,714         4,348              18,880
 Marketing Services                                          152,950       256,250             409,200
                                                       ------------- -------------  ------------------
   TOTAL OPERATING EXPENSES                                  927,218       740,969           2,867,635
                                                       ------------- -------------  ------------------

LOSS FROM OPERATIONS                                      (1,047,959)     (536,136)         (2,783,543)

OTHER INCOME/(EXPENSE) BEFORE PROVISION FOR INCOME TAXES
 Interest Income                                               9,126           741               9,867
 Interest Expense                                            (26,357)      (37,259)           (110,083)
 Loss on Sale of Asset                                        (2,200)            -              (2,200)
                                                       ------------- -------------  ------------------
                                                             (19,431)      (36,518)           (102,416)
                                                       ------------- -------------  ------------------

PROVISION FOR INCOME TAXES                                      (800)         (800)             (2,400)
                                                       ------------- -------------  ------------------

NET (LOSS)                                                (1,068,190)     (573,454)         (2,888,359)
                                                       ============= =============  ==================


BASIC AND DILUTED LOSS PER SHARE                       $       (0.01)$       (0.01)
                                                       ============= =============

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
      BASIC AND DILUTED                                  156,972,271   112,436,932
                                                       ============= =============



   The accompanying notes are an integral part of these financial statements.

                               MACHINETALKER, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       STATEMENTS OF SHAREHOLDERS DEFICIT
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

                                                                                                  Accumulated
                                                                                                 Deficit During
                                                              Common stock          Additional        the
                                                       ---------------------------    Paid-in     Development
                                                         Shares         Amount        Capital        Stage          Total
                                                       ------------ -------------- -------------- ------------- -------------

Balance from original Issuance at January 30, 2002
($0.0017 per share) ($7,650 in cash and a patent at
 a fair value of $5,100)                                 7,500,000  $       7,500  $       5,250  $          -  $     12,750

Issuance of common stock in February and March 2002
($0.50 per share in cash)                                  250,000            250        124,750             -       125,000

Issuance of common stock in April 2002
(20,000 shares at $0.50 per share in cash)                  20,000             20          9,980             -        10,000

Issuance of common stock in April 2002
 (20,000 shares as finders fees)                            20,000             20            (20)            -             -

Issuance of common stock in May 2002
(140,000 shares at $0.50 per share in cash)                140,000            140         69,860             -        70,000

Issuance of common stock in May 2002
(20,000 shares as finders fees)                             20,000             20            (20)            -             -

Issuance of common stock in June 2002
($1.00 per share in cash)                                   50,000             50         49,950             -        50,000

Net Loss                                                         -              -              -      (852,600)     (852,600)
                                                       ------------ -------------- -------------- ------------- -------------
Balance at December 31, 2002                             8,000,000          8,000        259,750      (852,600)     (584,850)

Issuance of common stock in January 2003
 ($1.00 per share in cash)                                 128,000            128        127,872             -       128,000

Issuance of common stock in March 2003
 ($1.00 per share in cash)                                  10,000             10          9,990             -        10,000

Net Loss                                                         -              -              -      (394,115)     (394,115)
                                                       ------------ -------------- -------------- ------------- -------------
Balance, December 31, 2003                               8,138,000          8,138        397,612    (1,246,715)     (840,965)

Issuance of common stock in January 2004
  (25,000 shares valued at $6,250 for services              25,000             25          6,225             -         6,250

Issuance of common stock in June 2004
  (16,000,000 shares at $0.025 per share in
   conversion debt)                                     16,000,000         16,000        384,000             -       400,000

Issuance of common stock in June 2004
  (10,000,000 shares at $0.025 per share for services)  10,000,000         10,000        240,000             -       250,000

Stock Split                                             83,207,000         83,207        (83,207)            -             -




                               MACHINETALKER, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       STATEMENTS OF SHAREHOLDERS DEFICIT
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004


Issuance of common stock in July
  through December 31, 2004 for cash                    24,560,000         24,560        589,440             -       614,000

Net Loss                                                                                              (573,454)     (573,454)
                                                       ------------ -------------- -------------- ------------- -------------
Balance at December 31, 2004                           141,930,000        141,930      1,534,070    (1,820,169)     (144,169)

Issuance of common stock in January 2005
  (13,720,000 shares at $0.025 per share for cash)      13,720,000         13,720        329,280                     343,000

Issuance of common stock in March 2005
  (300,000 shares at $0.10 per share for cash)             300,000            300         29,700                      30,000

Issuance of 3,817,000 warrants for services                                              129,550                     129,550

Issuance of common stock in April 2005
  (300,000 shares at $0.10 per share for cash)             300,000            300         29,700                      30,000

Issuance of common stock in May 2005
  (267,050 shares at fair value for services)              267,050            267          7,801                       8,068

Issuance of common stock in May 2005
  (1,450,000 shares at $0.10 per share for cash)         1,450,000          1,450        143,550                     145,000

Issuance of common stock in June 2005
  (1,050,000 shares at $0.10 per share for cash)         1,050,000          1,050        103,950                     105,000

Issuance of 260,000 warrants for services                                                 23,400                      23,400

Net Income                                                                                          (1,068,190)   (1,068,190)
                                                       ------------ -------------- -------------- ------------- -------------

Balance at December 31, 2005                           159,017,050  $     159,017  $   2,331,001  $ (2,888,359) $   (398,341)
                                                       ============ ============== ============== ============= =============





   The accompanying notes are an integral part of these financial statements.

                              MACHINETALKER, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS

                                                                                    Year Ended
                                                                        -------------------------------------    From Inception
                                                                                                                January 30, 2002
                                                                                     December 31,                    through
                                                                               2005               2004         December 31, 2005
                                                                        ------------------- ----------------- ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                               $        (1,068,190) $       (573,454) $         (2,888,359)
 Adjustment to reconcile net loss to net cash
  used in operating activities
 Depreciation and amortization                                                       13,638             4,388                29,425
 Issuance of common shares and warrants for  services                               161,018           256,250               417,267
 Disposal of Asset                                                                    4,200                 -                 4,200
  (Increase) Decrease in:
  Accounts receivable                                                               178,000          (180,000)               (2,000)
  Inventory                                                                         (12,524)                -               (12,524)
  Employee Advances                                                                    (295)                                   (295)
  Deposits                                                                           (2,500)                -                (2,975)
 Increase (Decrease) in:
  Accounts payable                                                                   (7,710)           (7,804)               12,598
  Accrued expenses                                                                    9,227            36,178                24,830
  Unearned revenue                                                                  158,817                 -               158,817
  Tax liabilities                                                                      (191)              191                     -
                                                                        ------------------- ----------------- ---------------------

   NET CASH USED IN OPERATING ACTIVITIES                                           (566,510)         (464,251)           (2,259,016)
                                                                        ------------------- ----------------- ---------------------

NET CASH FLOWS USED IN INVESTING ACTIVITIES:
 Purchase of property and equipment                                                 (41,015)          (11,043)              (72,700)
                                                                        ------------------- ----------------- ---------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Bank overdraft                                                                           -           (42,247)                    -
 Proceeds from/payments to Officers Loans                                            (6,000)           36,000               836,000
 Proceeds from issuance of common stock                                             653,000           614,000             1,660,000
                                                                        ------------------- ----------------- ---------------------

   NET CASH PROVIDED BY FINANCING ACTIVITIES                                        647,000           607,753             2,496,000
                                                                        ------------------- ----------------- ---------------------

     NET INCREASE IN CASH                                                            39,475           132,459               164,284


CASH, BEGINNING OF PERIOD                                                           132,459                 -                 7,650
                                                                        ------------------- ----------------- ---------------------

CASH, END OF PERIOD                                                     $           171,934  $        132,459  $            171,934
                                                                        =================== ================= =====================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
 Interest paid                                                          $            18,715  $         36,518  $            110,083
                                                                        =================== ================= =====================


   The accompanying notes are an integral part of these financial statements.

                               MACHINETALKER, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                           December 31, 2005 and 2004


1.   ORGANIZATION AND LINE OF BUSINESS

     ORGANIZATION
     MachineTalker, Inc. (the "Company") was incorporated in the state of Delaware on January 30, 2002. The Company, based in Goleta, California, began operations on January 30, 2002 to develop and market a wireless control technology. The Company's founders are also the principal owners of SecureCoin, Inc. ("SecureCoin"). As part of MachineTalker's initial capitalization, the Company's founders have contributed certain intellectual property that was developed at and acquired from SecureCoin. SecureCoin assigned all rights to that intellectual property to the co-founders in January 2002, and those co-founders then contributed the intellectual property rights to the Company in connection with its formation. This intellectual property, including a provisional patent, forms the core of MachineTalker's proprietary smart security network technology.

     LINE OF BUSINESS
     The Company is currently in the stage of developing wireless networking products that combine microcomputers and wireless radio components in a single package that can be used to service a variety of attachments, including Sensors for measuring temperature, pressure, motion, vibration, location and many other parameters. These "MachineTalkers" can then be programmed to form local wireless networks with other MachineTalkers to process the Sensor data collectively in real time and on a local basis. This allows governments, businesses and individuals to rapidly deploy wireless security systems to protect and monitor things, places and people.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     This summary of significant accounting policies of MachineTalker, Inc. is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

     GOING CONCERN
     The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company does not generate significant revenue, and has negative cash flows from operations, which raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, an additional cash infusion. As discussed in note 6, the Company has obtained funds from its shareholders since its' inception through 2005. Management believes this funding will continue, and is also actively seeking new investors. Management believes the existing shareholders and the prospective new investors will provide the additional cash needed to meet the Company's obligations as they become due, and will allow the development of its core of business.

     DEVELOPMENT STAGE ACTIVITIES AND OPERATIONS
     The Company has been in its initial stages of formation and for the year ended December 31, 2005, had insignificant revenues. FASB #7 defines a development stage activity as one in which all efforts are devoted substantially to establishing a new business and even if planned principal operations have commenced, revenues are insignificant.

     REVENUE RECOGNITION
     The Company recognizes revenue when services are performed, and at the time of shipment of products, provided that evidence of an arrangement exists, title and risk of loss have passed to the customer, fees are fixed or determinable, and collection of the related receivable is reasonably assured. To date the Company has had minimal revenue and is still in the development stage.

                               MACHINETALKER, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                           December 31, 2005 and 2004


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     CASH AND CASH EQUIVALENT
     The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

     USE OF ESTIMATES
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the accompanying financial statements. Significant estimates made in preparing these financial statements include the estimate of useful lives of property and equipment, the deferred tax valuation allowance, and the fair value of stock options. Actual results could differ from those estimates.

     PROPERTY AND EQUIPMENT
     Property and equipment are stated at cost, and are depreciated using the straight-line method over 3-10 years.

     FAIR VALUE OF FINANCIAL INSTRUMENTS
     SFAS No. 107, "Disclosures About Fair Value of Financial Instruments", requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of December 31, 2005 and 2004, the amounts reported for cash, accounts receivable, accounts payable, accrued interest and other expenses, and notes payable approximate the fair value because of their short maturities.

     ADVERTISING
     The Company expenses advertising costs as incurred. Advertising costs for the years ended December 31, 2005 and 2004 were $5,156 and $4,296 respectively.

     RESEARCH AND DEVELOPMENT COSTS
     Research and development costs are expensed as incurred. These cost consist primarily of salaries and direct payroll related costs. The costs for the years ended December 31, 2005 and 2004 were $199,828 and $208,388 respectively.

     STOCK-BASED COMPENSATION
     The Company accounts for employee stock option grants in accordance with Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES and related interpretations (APB 25), and has adopted the "disclosure only" alternative described in Statement of Financial Accounting Standards (SFAS) No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. Entities electing to remain with the accounting method of APB 25 must make pro forma disclosures of net income and earnings per share, as if the fair value method of accounting defined in SFAS No. 123 had been applied.

     LOSS PER SHARE CALCULATIONS
     The Company adopted Statement of Financial Standards ("SFAS") No. 128 for the calculation of "Loss per Share". SFAS No. 128 dictates the calculation of basic earnings per share and diluted earnings per share. Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company's diluted loss per share is the same as the basic loss per share for the years ended December 31, 2005, and 2004 as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss. The weighted average number of shares used for the calculation of the loss per share considers the stock split as if it had occurred on January 1, 2003.

     INCOME TAXES
     The Company  uses the  liability  method of  accounting  for income  taxes.
     Deferred tax assets and liabilities are recognized for the future tax consequences attributable to financial statements carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. The measurement of deferred tax assets and liabilities is based on provisions of applicable tax law. The measurement of deferred tax assets is reduced, if necessary, by a valuation

                               MACHINETALKER, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                           December 31, 2005 and 2004


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     allowance based on the amount of tax benefits that, based on available evidence, is not expected to be realized.

     RECLASSIFICATION OF EXPENSES
     The expenses for the year ended December 31, 2004 were reclassified to conform with the expenses for the year ended December 31, 2005.

     RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
     In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS 148, Accounting for Stock-Based Compensation - Transition and Disclosure. This Statement amends SFAS 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on the reported results. The disclosure requirements of this statement were effective for our years ended December 31, 2005 and 2004.

     In January 2003, the FASB issued FASB Interpretation No. 46 (FIN46) "Consolidation of Variable Interest Entities, and Interpretation of ARB 51." This interpretation addresses consolidation by business enterprises of certain variable interest entities (VIEs). The Interpretation as amended is effective immediately for all enterprises with interests in VIEs created after January 31, 2003. In December 2003, the FASB issued a revised version of FIN46 (FIN46R), which clarified the provisions of FIN46 by addressing implementation issues. FIN46R must be applied to all entities subject to the Interpretation as of the first interim quarter ending after March 15, 2004. The adoption of this interpretation did not impact the financial statements.

     In November 2004, the FASB issued SFAS No. 151 "Inventory Costs, an amendment of ARB No. 43, Chapter 4. The amendments made by Statement 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The Company has evaluated the impact of the adoption of SFAS 151, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

     In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R, Share-based Payment. SFAS 123R revises SFAS 123 and supersedes APB 25. SFAS 123R will be effective for the year ending December 31, 2006, and applies to transactions in which an entity exchanges its equity instruments for goods or services and also applies to liabilities an entity may incur for goods or services that are to follow a fair value of those equity instruments. Under SFAS 123R, we will be required to follow a fair value approach using an option-pricing model, such as the Black Scholes option valuation model, at the date of a stock option grant. The deferred compensation calculated under the fair value method would then be amortized over the respective vesting period of the stock option. The adoption of SFAS 123R is expected to have a material impact on our results of operations.

     In December 2004, the Financial Accounting Standards Board issued two FASB Staff Positions - FSP FAS 109-1, Application of FASB Statement 109 "Accounting for Income Taxes" to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004, and FSP FAS 109-2 Accounting and Disclosure Guidance for the Foreign Earnings
     Repatriation Provision within the American Jobs Creation Act of 2004. Neither of these affected the Company as it does not participate in the related activities.

                               MACHINETALKER, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                           December 31, 2005 and 2004

     RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS ( CONTINUED)

     In March 2005, the SEC released Staff Accounting Bulletin No. 107, "Share-Based Payment" ("SAB 107"), which provides interpretive guidance related to the interaction between SFAS 123(R) and certain SEC rules and regulations. It also provides the SEC staff's views regarding valuation of share-based payment arrangements. In April 2005, the SEC amended the compliance dates for SFAS 123(R), to allow companies to implement the standard at the beginning of their next fiscal year, instead of the next reporting period beginning after June 15, 2005. Management is currently evaluating the impact SAB 107 will have on our financial statements.


     In May 2005, the FASB issued FASB Statement No. 154, "Accounting Changes and Error Corrections." This new standard replaces APB Opinion No. 20, "Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements," and represents another step in the FASB's goal to converge its standards with those issued by the IASB. Among other changes, Statement 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. Statement 154 also provides that (1) a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a "restatement." The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Early adoption of this standard is permitted for accounting changes and correction of errors made in fiscal years beginning after June 1, 2005 . The Company has evaluated the impact of the adoption of Statement 154 and does not believe the impact will be significant to the Company's overall results of operations or financial position.

3.   DEFERRED TAX BENEFIT

     At December 31, 2005, the Company has available for federal and state income tax purposes, cumulative net operating loss carryforwards of approximately $2,888,359, which expire at dates that have not been determined.

     The difference between the Company's effective income tax rate and the statutory federal rate for the year ended December 31, 2005 relates primarily to losses incurred for which no tax benefit was recognized, due to the uncertainty of realization. The valuation allowance was $211,000 at December 31, 2005. Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to significant annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

     A reconciliation of income tax expense that would result from applying the U.S. Federal and State rate of 40% to pre-tax income from continuing operations for the year ended December 31, 2005, with federal income tax expense presented in the financial statements is as follows.


                                                             2005
                                                         -------------
     Income tax benefit computed at U.S. Federal
          statutory rate of 34%                          $   (336,000)
     State income taxes, net of benefit federal taxes         (27,000)
     Non-deductible - Stock for Services                      142,000
     Other                                                     10,000

     Less Valuation Allowance                                 211,000
                                                         -------------

       Income tax expense                                $          -
                                                         =============

     The deferred income tax benefit at December 31, 2005 reflects the impact of temporary differences between the amounts of assets and liabilities recorded for financial reporting purposes and such amounts as measured in accordance with tax laws. The items, which comprise a significant portion of deferred tax assets and liabilities are approximately as follows:

                               MACHINETALKER, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                           December 31, 2005 and 2004



3.   DEFERRED TAX BENEFIT (Continued)

                                                         2005
                                                    --------------
        Deferred tax assets:
             NOL Carryover                           $    393,000
             R&D Credits                                   35,000
        Deferred tax liabilities                                -
        Less valuation allowance                         (428,000)
                                                    --------------

        Deferred income tax asset                    $          -
                                                    ==============

4.   CAPITAL STOCK

     At December 31, 2005, the Company's authorized stock consists of 500,000,000 shares of common stock, par value $0.001 per share. During the year ended December 31, 2005 the Company issued 13,720,000 shares of common stock for cash of $343,000; 3,100,000 shares of common stock issued for cash of $310,000; 267,050 shares of common stock issued at fair value of $8,068 for services; In September 2004, the Company effected a ten for one forward split of its common stock. As adjusted to reflect the split, during the year ended December 31, 2004, the Company issued 250,000 shares of common stock for services rendered valued at $6,250; 24,560,000 shares of common stock at a purchase price of $0.025 per share pursuant to a private placement made pursuant to Rule 506 of Regulation D promulgated under section 4(2) of the Securities Act of 1933, as amended (the "Private Placement"), 16,000,000 shares of common stock for conversion of debt of $400,000 as part of the Private Placement, and 10,000,000 shares of common stock for services rendered valued at $250,000.

5.   STOCK OPTIONS AND WARRANTS

     The Company adopted a Stock Option Plan for the purposes of granting stock options to its employees and others providing services to the Company, which reserves and sets aside for the granting of Options for Twenty Million (20,000,000) shares of Common Stock. Options granted under the Plan may be either Incentive Options or Nonqualified Options and shall be administered by the Company's Board of Directors ("Board"). Each option shall be exercisable in full or in installments and at such times as designated by the Board. Notwithstanding any other provision of the Plan or of any Option agreement, each Option shall expire on the date specified in the Option agreement, which date shall not be later than the tenth anniversary from the effective date of this option. During the years ended December 31, 2005 and 2004, the Company granted 700,000 and 8,000,000 stock options, respectively, with effective dates of March 19, 2003 through December 31, 2005. The stock options vest as follows: 25% from the date of employment and 1/36 every 30 days thereafter until the remaining stock options have vested. The stock options are exercisable for a period of ten years from the date of grant at an exercise price of $0.025 or $0.05 per share, as adjusted for the ten for one forward split of the Company's common stock.

     SFAS 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, requires pro forma information regarding net income (loss) using compensation that would have been incurred if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value of options granted was determined using the Black Schole method with the following assumptions:

                               MACHINETALKER, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                           December 31, 2005 and 2004


5.   STOCK OPTIONS AND WARRANTS (continued)


                                                2005                  2004
                                          -----------------    -----------------
Risk free interest rate                     4.08% to 4.47%        4.08% to 4.28%
Stock volatility factor                     1%                    1%
Weighted average expected option life       10 years              10 years
Expected dividend yield                     None                  None

     A summary of the Company's stock option activity and related information follows:

                                                         2005                             2004
                                                         ----                             ----
                                                                Weighted                         Weighted
                                                 Number          average           Number        average
                                                   of           exercise             of          exercise
                                                options          price            options         price
                                              -----------      -----------       ------------   -----------
Outstanding, beginning of year                  8,000,000        $ 0.047          1,600,000      $ 0.050
Granted                                           700,000        $ 0.100          8,000,000      $ 0.047
Exercised                                               -              -                  -            -
Expired                                                 -              -         (1,600,000)       (0.05)
                                              -----------      -----------       ------------   -----------
Outstanding, end of year                        8,700,000        $ 0.051          8,000,000      $ 0.047
                                              -----------      -----------       ------------   -----------
Exercisable at the end of year                  6,616,479        $ 0.051          4,498,630      $ 0.047
                                              ===========      ===========       ============   ===========
Weighted average fair value of
  options granted during the year                                $ 0.100                         $ 0.047
                                                               ===========                      ===========

     The Black Scholes option valuation model was developed for use in estimating the fair value of traded options, which do not have vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     The weighted average remaining contractual life of options outstanding issued under the plan as of December 31, 2005 was as follows:

                                                              Average             Average             Average
                          Stock              Stock           Remaining        Exercise Price      Exercise Price
   Exercisable           Options            Options         Contractual         of Options          of Options
      Prices           Outstanding         Exercisable      Life (years)        Outstanding         Exercisable
------------------- ------------------ ------------------------------------ -------------------- ------------------
      $ 0.025          1,000,000             750,000         8.5 years           $ 0.025             $ 0.025
      $ 0.050          7,000,000           5,748,630         7.9 years           $ 0.050             $ 0.050
      $ 0.100            700,000             117,849         9.9 years           $ 0.100             $ 0.100
                    ------------------ -------------------
                       8,700,000           6,616,479
                    ================== ===================


     The Company has adopted only the disclosure provisions of SFAS No. 123. It applies APB 25 and related interpretations in accounting for its plans and does not recognize compensation expense for its stock-based compensation plans.

                               MACHINETALKER, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                           December 31, 2005 and 2004


5.   STOCK OPTIONS AND WARRANTS (continued)

     If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under this plan consistent with the methodology prescribed by SFAS No. 123, the Company's net income and earnings per share would be reduced to the pro forma amounts indicated below for the years ended December 31, 2005 and 2004:


                                                                    2005             2004
                                                              ----------------  --------------
Net Loss as reported                                          $    (1,068,190)  $    (573,454)

Add: Stock Based Employee Compensation expense
included in reported net loss, net of related tax effects                   -               -


Deduct: Total Stock Based Employee Compensation
expense determined under fair value based method
for all awards, net of related tax effects                            (35,155)        (74,623)
                                                              ----------------  --------------

Pro Forma                                                     $    (1,103,345)  $    (648,077)
                                                              ================  ==============

Basic and Diluted Loss Per Share
   As Reported                                                $         (0.01)  $       (0.01)
   Pro Forma                                                  $         (0.01)  $       (0.01)


     WARRANTS

     During the year ended December 31, 2005 the Company granted a total of 4,077,000 warrants to purchase a total of 4,077,000 shares of the Company's common stock to fifteen individuals for marketing services rendered to the Company, of which 3,292,000 are exercisable at $0.025 per share and expire in January 2010; 525,000 are exercisable at $0.10 per share and expire in March 2010; and 260,000 are exercisable at $0.10 per share and expire in April 2010. The fair market value for the warrants were $152,950, and was determined using the Black Scholes pricing model. At December 31, 2005 the Company had a total of 4,077,000 warrants of common stock shares outstanding.


6.   RELATED PARTY

     The Company leases its premises from a company in which our majority shareholders are minority shareholders pursuant to a three year lease which expires on August 20, 2006, with the option to extend the lease term for one year. The rent expense for the years ended December 31, 2005 and 2004 amounted to $14,264 respectively.

     During the year ended December 31, 2004, loans from the Company's President and Chief Executive Officer, were converted to equity and to convertible debentures. Four hundred thousand dollars was converted into equity, and $436,000 was converted into debentures with interest payable at the rate of 6% per year, principal due July 2009, convertible into 17,440,000 shares of common stock at $0.025 per share. Also, during the year ended December 31, 2004, one of Company's shareholders loaned the Company $6,000 to fund the Company's expenses. The loan was paid back during the year ended December 31, 2005.

                               MACHINETALKER, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                           December 31, 2005 and 2004


7.  SUBSEQUENT EVENTS

     On or about March 13, 2006, the Company commenced a private placement of up to six million seven hundred (6,700,000) shares of its common stock (the "Shares") at a price of fifteen cents ($0.15) per Share. The Company will raise approximately $1,005,000. The private placement is being made in reliance upon an exemption from registration under Rule 506 of Regulation D promulgated under Section 4(2) of the Securities Act of 1933, as amended.

     On January  28,  2005,  the  Company  issued  315,000  warrants to purchase
     315,000 shares of common stock to Mr. Brian Altounian for marketing analysis consulting services provided by him to the Company. On or about March 2, 2006, Mr. Altounian exercised his warrants at an exercise price of $0.025 per share and subsequently gifted the shares to friends and family. The Company received gross proceeds of $7,875 for the warrant exercise. Mr. Altounian also serves as the Chairman of our Audit Committee, for which he receives no compensation.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

ITEM 8A.      CONTROLS AND PROCEDURES

         The Company's Chairman, Chief Executive Officer, and Chief Financial Officer has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this annual report and, based on this evaluation, has concluded that the disclosure controls and procedures are effective.

         There have been no changes in the Company's internal control over financial reporting that occurred during the Company's fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 8B.      OTHER INFORMATION

         None.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF EXCHANGE ACT

         The following table lists the executive officers and directors of the Company as of March 31, 2006:

         NAME                               AGE               POSITION

         Roland F. Bryan                    71       President,  Chief Executive Officer,  Chief Financial Officer,
                                                     and Chairman of the Board of Directors

         Christopher T. Kleveland           55       Vice President of Operations, Secretary, and Director

         Gerald A. Nadler                   64       Chief Scientist (Key Employee)

         Brian Altounian(1)                 42       Director

------------------------------
(1)  Member of Audit Committee.


         ROLAND F. BRYAN, age 71, has been the President, Chief Executive Officer, Chief Financial Officer, and Chairman of the Board of Directors of MTI since our inception in January 2002. For the six years prior to founding MTI, Mr. Bryan was self employed as an independent advisor to several high-tech companies on corporate organization, management, marketing and product development. Mr. Bryan's professional background is in the areas computer science research and process control through computer automation. During the last 25 years he has built up and sold several high-tech companies in the fields of telecommunications networking, military computer systems and commercial equipment for network access. In 1974, he founded Associated Computer Consultants, Inc. ("ACC"), a company that implemented interconnections to the first packet network for many United States government agencies. In 1983 the name of the company was changed to Advanced Computer Communications, Inc. and continued to produce networking products for both military and commercial applications. ACC made the Inc. 500 List of Fastest Growing Companies in 1984. In 1991 the company was split into two separate businesses, one to concentrate on military products, the other to concentrate on commercial products. ACC was acquired by Ericsson in 1998 for $265 million. In September 1994, WIRED MAGAZINE honored Mr. Bryan and 18 others, as the "Creators of the Internet."

          CHRISTOPHER T. KLEVELAND, age 55, has been the Vice President of Operations, Secretary, and a director of MTI since our inception in January 2002. From June 1998 until the incorporation of MTI, Mr. Kleveland served as Vice President of Operations for SecureCoin, Inc. From October 1994 to December 2003, he served as President and Chief Executive Officer of Interforce Information Inc., an information technologies consulting firm. From June 1996 to June 1997, Mr. Kleveland served as Chief Technical Officer for PersonAlarm
Corporation. From August 1979 to May 1996, he was the Vice President of Operations of Advanced Computer Communications, where he established and operated a $20 million manufacturing facility supplying both military and commercial network electronics hardware.

         GERALD A. NADLER, age 64, as our Chief Scientist, has been a key employee of MTI since our inception in January 2002. From 1998 to January 2002, Mr. Nadler was self employed as an independent advisor consulting on designs of networking products for Cratos Networks, Nortel/Aptis, Lucent/Ascend, Openroute, Shiva, and Data General. In 1992, Mr. Nadler founded and from 1992 to 1995 was the President of Elettra Systems, a data communications company. From 1987 to 1991, he designed the spread spectrum wireless meter-reading system for Metricom. In 1985, he founded and from 1985 to 1987 was the President of Token Automation, a data communications company. In 1979, he founded and from 1979 to 1985 was the President of Distributed Computer Systems, a computer and data communications company. From 1976 to 1979, he was a computer architect at Wang Laboratories.

         BRIAN ALTOUNIAN, age 42, has been a director of MIT since June 2004. Mr. Altounian has over 16 years of experience in the areas of business development, finance, operations and administration. Since October 2003, he has been the Chairman of the Board of XsunX, Inc., a publicly traded technology company (OTCBB:XSNX). Since January 2003, Mr. Altounian has been an independent consultant, advising companies in the areas of marketing and business development. From January 2000 to December 2002, Mr. Altounian served as Executive Vice President of Plyent, Inc., a provider of a proprietary software solution that allows dynamic wireless Web access by Web enabled wireless thin devices, such as cell phones and personal digital assistants. Prior to working for Plyent, Inc. Mr. Altounian spent 12 years in the entertainment industry. From January 1998 to December 1999, he was the Vice President of Finance of Lynch Entertainment, a producer of family television series for the Nickelodeon and Disney Channels. While at Lynch, he established subsidiary corporations, purchased and oversaw the construction of a state-of-the-art television studio facility, and built the infrastructure of the company. From June 1995 to June 1996, he was the Director of Finance and Administration of Time Warner Interactive. From January 1994 to June 1995, he was the Finance Manager of
National Geographic Television. From January 1991 to January 1993, Mr. Altounian, owned an operated his own consulting company, BKA Enterprises, advising small companies in the entertainment industry, including but not limited to Two Oceans Entertainment Group, Papazian-Hirsch Entertainment, The Santa Barbara Grand Opera Association, International Documentary Association and In-Finn-Ity Productions, in the areas of finance, administration and operations. Mr. Altounian received a Masters degree in Business Administration from Pepperdine University in 1992 and a Bachelor degree in psychology from the University of California, Los Angeles in 1987.

         Under   Delaware   General   Corporation   Law  and  our   Articles  of
Incorporation, our directors will have no personal liability to us or our stockholders for monetary damages incurred as the result of the breach or alleged breach by a director of his "duty of care." This provision does not apply to the directors' (i) acts or omissions that involve intentional misconduct or a knowing and culpable violation of law, (ii) acts or omissions that a director believes to be contrary to the best interests of the corporation or its shareholders or that involve the absence of good faith on the part of the director, (iii) approval of any transaction from which a director derives an improper personal benefit, (iv) acts or omissions that show a reckless disregard for the director's duty to the corporation or its shareholders in circumstances in which the director was aware, or should have been aware, in the ordinary course of performing a director's duties, of a risk of serious injury to the corporation or its shareholders, (v) acts or omissions that constituted an unexcused pattern of inattention that amounts to an abdication of the director's duty to the corporation or its shareholders, or (vi) approval of an unlawful dividend, distribution, stock repurchase or redemption. This provision would generally absolve directors of personal liability for negligence in the performance of duties, including gross negligence.

         The effect of this provision in our Articles of Incorporation is to eliminate the rights of MTI and our stockholders (through stockholder's derivative suits on behalf of MTI) to recover monetary damages against a director for breach of his fiduciary duty of care as a director (including breaches resulting from negligent or grossly negligent behavior) except in the situations described in clauses (i) through (vi) above. This provision does not limit nor eliminate the rights of MTI or any stockholder to seek non-monetary relief such as an injunction or rescission in the event of a breach of a director's duty of care. In addition, our Articles of Incorporation provide that if Delaware law is amended to authorize the future elimination or limitation of the liability of a director, then the liability of the directors will be eliminated or limited to the fullest extent permitted by the law, as amended. Delaware General Corporation Law grants corporations the right to indemnify their directors, officers, employees and agents in accordance with applicable law. Our Bylaws provide for indemnification of such persons to the full extent allowable under applicable law. These provisions will not alter the liability of the directors under federal securities laws.

         We intend to enter into agreements to indemnify our directors and officers, in addition to the indemnification provided for in our Bylaws. These agreements, among other things, indemnify our directors and officers for certain expenses (including attorneys' fees), judgments, fines, and settlement amounts incurred by any such person in any action or proceeding, including any action by or in the right of MTI, arising out of such person's services as a director or officer of MTI, any subsidiary of MTI or any other company or enterprise to which the person provides services at the request of MTI. We believe that these provisions and agreements are necessary to attract and retain qualified directors and officers.

         Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling the Company pursuant to the foregoing provisions, the Company has been informed that in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in the Act and is therefore unenforceable.

BOARD COMMITTEES

         The Board of Directors has appointed an Audit Committee. As of March 31, 2006, the sole member of the Audit Committee is Brian Altounian. Mr. Altounian is considered independent as defined in Rule 4200 of the National Association of Securities Dealers' listing standards because he is not employed by the Company, does not participate in the day-to-day management of the Company, and does not receive a salary or other employment benefits from the Company. The Board of Directors has adopted a written charter of the audit committee. The Audit Committee is authorized by the Board of Directors to review, with the Company's independent accountants, the annual financial statements of the Company prior to publication, and to review the work of, and approve non-audit services preformed by, such independent accountants. The Audit Committee will make annual recommendations to the Board for the appointment of independent public accountants for the ensuing year. The Audit Committee will also review the effectiveness of the financial and accounting functions and the organization, operations and management of the Company. The Audit Committee was formed on February 8, 2005. The Audit Committee held 1 meeting during fiscal year ended December 31, 2005. As of March 31, 2006, the Company has not yet appointed a Compensation Committee.

AUDITOR INDEPENDENCE

         GENERAL. HJ Associates & Consultants, LLP, Certified Public Accountants ("HJ") is the Company's principal auditing accountant firm, replacing Rose, Snyder & Jacobs, LLP, Certified Public Accountants ("RSJ") on January 3, 2006. Both CPA firms have provided other non-audit services to the Company. The Audit Committee of the Company's Board of Directors has considered whether the provisions of non-audit services is compatible with maintaining HJ and RSJ independence.

         AUDIT FEES. HJ billed the Company $14,100 during the year ended December 31, 2005 for the following professional services: audit of the annual financial statements of the Company for the year ended December 31, 2005; RSJ billed the Company $50,900 during the year ended December 31, 2005 for the review of the interim financial statements for the periods ended March 31, 2005, June 30, 2005, September 30, 2005 included in the filing of the SB-2 registration with the SEC; and the audit of the annual financial statements of the Company for the years ended December 31, 2004 and 2003.

         ALL OTHER FEES. HJ billed the Company $4,429 for other services for the year ended December 31, 2005. RSJ billed the Company $2,300 for the tax return for the year ended December 31, 2004.

REPORT OF THE AUDIT COMMITTEE

         The Company's Audit Committee has reviewed and discussed the Company's audited financial statements for the fiscal year ended December 31, 2005 with senior management. The Audit Committee has reviewed and discussed with management the Company's audited financial statements. The Audit Committee has also  discussed  with RSJ,  the  Company's  independent  auditors,  the  matters required to be discussed by the statement on Auditing Standards No. 61 (Communication with Audit Committees) and received the written disclosures and the letter from RSJ required by Independence Standards Board Standard No. 1
(Independence Discussion with Audit Committees). The Audit Committee has discussed with RSJ the independence of RSJ as auditors of the Company. Finally, in considering whether the independent auditors provision of non-audit services to the Company is compatible with the auditors' independence for both RSJ and HJ, the Company's Audit Committee has recommended to the Board of Directors that the audited financial statements of the Company be included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005 for filing with the United States Securities and Exchange Commission. The Audit Committee also approved HJ's engagement to prepare the Company's consolidated tax returns for its fiscal year ending December 31, 2005. The Company's Audit Committee did not submit a formal report regarding its findings.


                                 AUDIT COMMITTEE

                                 BRIAN ALTOUNIAN

         Notwithstanding anything to the contrary set forth in any of the Company's previous or future filings under the United States Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, that might incorporate this report in future filings with the Securities and Exchange Commission, in whole or in part, the foregoing report shall not be deemed to be incorporated by reference into any such filing.

COMPLIANCE WITH SECTION 16(A) OF EXCHANGE ACT

         Section 16(a) of the Exchange Act requires the Company's officers and directors, and certain persons who own more than 10% of a registered class of the Company's equity securities (collectively, "Reporting Persons"), to file reports of ownership and changes in ownership ("Section 16 Reports") with the Securities and Exchange Commission (the "SEC"). Reporting Persons are required by the SEC to furnish the Company with copies of all Section 16 Reports they file.

         Based solely on its review of the copies of such Section 16 Reports received by it, or written representations received from certain Reporting
Persons, all Section 16(a) filing requirements applicable to the Company's Reporting Persons during and with respect to the fiscal year ended December 31, 2005 have been complied with on a timely basis.

ITEM 10.      EXECUTIVE COMPENSATION

DIRECTOR COMPENSATION

         Our independent director receives no salary for his services to MTI as a director, but is reimbursed for expenses actually incurred in connection with attending meetings of the Board of Directors. Our Board of Directors may determine and modify the compensation of executive officers, consultants, directors and employees at any time in its discretion.

         On January 28, 2005, the Company issued 315,000 warrants to purchase 315,000 shares of common stock to Mr. Brian Altounian for marketing analysis consulting services provided by him to MTI. An amount of $7,875 was recognized as an expense for the year ended December 31, 2005 for this issuance of warrants. On or about March 2, 2006, Mr. Altounian exercised these warrants at an exercise price of $0.025 per share and subsequently gifted the shares to friends and family. The Company received gross proceeds of $7,875 for the warrant exercise. Mr. Altounian also serves as the Chairman of our Audit Committee, for which he receives no compensation.

EXECUTIVE OFFICER COMPENSATION

         The following table and notes set forth the annual cash compensation paid to officers of the Company.

                                                                                LONG TERM
                                               ANNUAL COMPENSATION (1)        COMPENSATION(1)
                                               -----------------------    ----------------------

NAME AND PRINCIPAL POSITION(4)                                             SECURITIES UNDERLYING       ALL OTHER
                                   YEAR           SALARY         BONUS            OPTIONS            COMPENSATION
---------------------------------------------------------------------------------------------------------------------
ROLAND F. BRYAN                    2003          $  6,000(2)     - 0 -             - 0 -                 - 0 -
   Chief Executive Officer,
   President, Chief Financial      2004          $ 60,000(2)     - 0 -             - 0 -                 - 0 -
   Officer, and Chairman
                                   2005          $120,000        - 0 -             - 0 -                 - 0 -
CHRISTOPHER KLEVELAND              2003          $ 15,000(3)     - 0 -             - 0 -                 - 0 -
   Vice President of
   Operations, Secretary, and      2004          $ 58,885(3)     - 0 -             - 0 -                 - 0 -
   Director
                                   2005          $120,000        - 0 -             - 0 -                 - 0 -

-----------------
(1) Amounts for fiscal year 2003, 2004, and 2005 reflect compensation awarded, earned or paid for services rendered in all capacities to us.

(2) Mr. Roland Bryan forwent his annual salary of $120,000 per year in 2003, taking only $6,000. Mr. Bryan forwent his annual salary for the first and second quarters of 2004, receiving a pro rata portion of his $120,000 annual salary during the third and fourth quarters of 2004. Our obligation to pay the portions of Mr. Bryan's salary which Mr. Bryan forwent in 2003 and 2004 was extinguished when Mr. Bryan made the decision to forego them and we have no current or future obligation to pay those portions.

(3) Mr. Christopher Kleveland forwent his annual salary of $120,000 per year in 2003, taking only $15,000. Mr. Kleveland forwent his annual salary for the first and second quarters of 2004, receiving a pro rata portion of his $120,000 annual salary during the third and fourth quarters of 2004, less $1,115 for health insurance premiums which were deducted from his salary. Our obligation to pay the portions of Mr. Kleveland's salary which Mr. Kleveland forwent in 2003 and 2004 was extinguished when Mr. Kleveland made the decision to forego them and we have no current or future obligation to pay those portions.

(4) Mr. Gerry Nadler, a key employee of MTI, received an annual salary of $120,000 in 2003, 2004, and 2005.


OPTIONS GRANTED IN LAST FISCAL YEAR

         Two employees were granted stock options to purchase common stock of the Company in December 2005. No options have been granted to the Company's officers since inception of the Company in 2002.

FISCAL YEAR-END OPTION EXERCISES AND OPTION VALUES

         The following table sets forth information with respect to options to purchase common stock of the Company held by the Company's employees at March 31, 2006.


                                                                NUMBER OF UNEXERCISED               VALUE OF UNEXERCISED
                                                                   OPTIONS HELD AT                  IN-THE-MONEY OPTIONS
                                                                    MARCH 31, 2006                  AT MARCH 31, 2006 (2)
                                                                    --------------                  ---------------------
                            SHARES
                           ACQUIRED
                             UPON
  NAME                     EXERCISE   VALUE REALIZED(1)    EXERCISABLE       UNEXERCISABLE       EXERCISABLE     UNEXERCISABLE
  ----                     --------   -----------------    -----------       -------------       -----------     -------------

  Gerry Nadler                -0-            -0-            6,180,137           819,863           $927,021         $122,979
  Chief Scientist
  ------------------------------------------------------------------------------------------------------------------------------
  Peter Wolf                  -0-            -0-              811,644           188,356           $142,038         $ 32,962
  Software Architect
  ------------------------------------------------------------------------------------------------------------------------------
  David McNally               -0-            -0-              144,863           355,137           $ 14,486         $ 35,514
  Sr. Programmer
  ------------------------------------------------------------------------------------------------------------------------------
  Amanda Sanchez              -0-            -0-               50,411           149,589           $  5,041         $ 14,959
  Controller
  ------------------------------------------------------------------------------------------------------------------------------

-----------------------
(1) The value realized is the difference between the market price of the common stock on the date of exercise and the exercise price of the stock option. The underlying securities held upon exercise are unregistered common stock.

(2) The value of unexercised "in-the-money" options is the difference between the market price of the common stock on March 31, 2006 ($0.20 per share) and the exercise price of the option, multiplied by the number of shares subject to the option. The underlying securities held upon exercise are unregistered common stock.


EMPLOYMENT AGREEMENTS

         The Company has not entered into any employment agreements with its executive officers to date. The Company may enter into employment agreements with them in the future.

STOCK OPTION PLAN

         On  February  15,  2002,  the  Board of  Directors  and a  majority  of shareholders adopted MTI's 2002 Stock Option Plan (the "Option Plan"). The Option Plan was ratified by the shareholders of the Company by written consent effective February 15, 2002. The Option Plan authorizes the issuance of up to 20,000,000 shares of the Company's common stock pursuant to the grant and exercise  of up to  20,000,000  stock  options.  To date,  7,000,000  options to purchase 7,000,000 shares of common stock at an exercise price of $0.05 per share, 1,000,000 options to purchase 1,000,000 shares of common stock at an exercise price of $0.025 per share, and 700,000 options to purchase 700,000 shares of common stock at an exercise price of $0.10 per share granted under the Option Plan are outstanding. To date, no options have been exercised.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth the names the executive officers and directors of the Company and all persons known by the Company to beneficially own 5% or more of the issued and outstanding common stock of the Company at March 31, 2006:

         NAME AND ADDRESS
          OF STOCKHOLDER                NUMBER OF SHARES OWNED(1)(2)                   PERCENTAGE OF OWNERSHIP
----------------------------------------------------------------------------------------------------------------------------
ROLAND F. BRYAN(3)                               39,510,000                                     24.80%
c/o MachineTalker, Inc.
513 De La Vina Street
Santa Barbara, California 93101



CHRISTOPHER T. KLEVELAND (4)                     23,500,000                                     14.75%
c/o MachineTalker, Inc.
513 De La Vina Street
Santa Barbara, California 93101

MARK P. HARRIS(5)                                23,500,000                                     14.75%
c/o MachineTalker, Inc.
513 De La Vina Street
Santa Barbara, California 93101

WINGS FUND, INC.(6)                              10,300,000                                      6.46%
c/o MachineTalker, Inc.
513 De La Vina Street
Santa Barbara, Califonria 93101

GERRY NADLER(7)                                           0                                         0
c/o MachineTalker, Inc.
513 De La Vina Street
Santa Barbara, California 93101

BRIAN ALTOUNIAN(8)                                1,045,000                                      0.63%
c/o MachineTalker, Inc.
513 De La Vina Street
Santa Barbara, California 93101

JULIE O'REAR                                     13,250,000                                      8.32%
401 Church Road
Taigum, Queensland
Australia 4018

All Current Executive Officers as                63,010,000                                     39.55%
   a Group

All Current Directors who are not                 1,045,000                                      0.63%
   Executive Officers as a Group

--------------------------
(1) Except as pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned. The total number of issued and outstanding shares and the total number of shares owned by each person does not include unexercised warrants and stock options, and is calculated as of March 31, 2006.

(2) Does not include the exercise of 3,762,000 warrants to purchase 3,762,000 shares of Common Stock and 8,700,000 options to purchase 8,700,000 shares of Common Stock.

(3) Roland F. Bryan is the President, Chief Executive Officer, and Chairman of the Board of Directors of MTI. 23,500,000 of these shares are owned by the Bryan Family Trust. Mr. Bryan holds an option to purchase 13,500,000 shares from Mr. Harris at $0.10 per share and an option to purchase 13,500,000 shares from Mr. Kleveland at $0.10 per share. In addition, Mr. Harris and Mr. Kleveland have agreed that Mr. Bryan has the right to vote the shares held under these option agreements. Mr. Bryan holds a convertible note from MTI in the principal amount of $436,000, interest payable at the rate of 6% per year, principal due on or before July 2009, and convertible into 17,440,000 shares of common stock at $0.025 per share.

(4) Christopher Kleveland is a director and the Vice President of Operations of MTI.

(5)  Mark P. Harris is a former director of MTI.

(6)  Wings Fund, Inc. provides consulting services to MTI.

(7) As a Chief Scientist, Gerry Nadler is a key employee of MTI. Does not include 7,000,000 incentive stock options to purchase 7,000,000 shares of Common Stock granted to Mr. Nadler pursuant to MIT's Option Plan. These Options vest as follows: 25% on September 19, 2003 and 1/36 every 30 days thereafter until the remaining Options have vested. These Options are exercisable for a period of ten years from the date of grant at an exercise price of $0.05 per share. As of March 31, 2006, 6,180,137 of these Options were vested.

(8)  Mr. Brian Altounian is a director of MTI.


ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         On January 28, 2005, the Company issued 315,000 warrants to purchase 315,000 shares of common stock to Mr. Brian Altounian for marketing analysis consulting services provided by him to MTI. An amount of $7,875 was recognized as an expense for the year ended December 31, 2005 for this issuance of warrants. On or about March 2, 2006, Mr. Altounian exercised these warrants at an exercise price of $0.025 per share and subsequently gifted the shares to friends and family. The Company received gross proceeds of $7,875 for the warrant exercise.

ITEM 13.      EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

EXHIBIT           DESCRIPTION
-------           -----------
3.1           Articles of Incorporation (1)
3.2           Amendments to Articles of Incorporation (1)
3.3           Bylaws (1)
4.1           Specimen Certificate for Common Stock (1)
4.2           2002 Stock Option Plan (1)
4.3           Form of Incentive Stock Option Agreement (1)
4.4           Form of Non Qualified Stock Option Agreement (1)
10.1 Lease Agreement by and between MachineTalker, Inc. and SecureCoin, Inc., dated August 20, 2003 (1)
10.2 Agreement No. CA-00062 by and between MachineTalker, Inc. and Kellogg, Brown & Root Services, Inc., dated December 20, 2004 (2)
10.3 Agreement by and between MachineTalker, Inc. and Science Applications International Corporation, dated July 1, 2004 (1)
31.1          Section 302 Certification
32.1          Section 906 Certification
---------------

(1) Incorporated by reference to the Form SB-2 Registration Statement filed with the Securities and Exchange Commission dated August 1, 2005.

(2)      Incorporated  by  reference  to  Amendment  No.  4  to  the  Form  SB-2
         Registration   Statement   filed  with  the   Securities  and  Exchange
         Commission dated November 2, 2005.

(b) The following is a list of Current Reports on Form 8-K filed by the Company during and subsequent to the last quarter of the fiscal year ended December 31, 2005.

(1) Form 8-K, dated January 3, 2006, filed with the SEC reflecting the engagement HJ Associates & Consultants, LLP, Certified Public Accountants to audit and review the Company's financial statements for the fiscal year ending December 31, 2005.

ITEM 14.      PRINCIPAL ACCOUNTANT FEES AND SERVICES


         HJ Associates & Consultants, LLP, Certified Public Accountants ("HJ") is the Company's principal auditing accountant firm, replacing Rose, Snyder & Jacobs, LLP, Certified Public Accountants ("RSJ") on January 3, 2006. Both CPA firms have provided other non-audit services to the Company. The Audit Committee approved the engagement of HJ before HJ rendered audit and non-audit services to the Company.

AUDIT FEES

         HJ billed the Company $14,100 for the following professional services: audit of the annual financial statement of the Company for the year ended December 31, 2005. RSJ billed the Company $50,900 during the year ended December 31, 2005 for the review of the interim financial statements for the periods ended March 31, 2005, June 30, 2005, September 30, 2005 included in the filing of the SB-2 registration with the SEC; and the audit of the annual financial statements of the Company for the years ended December 31, 2004 and 2003.

TAX FEES

         HJ has not yet provided tax return preparation services for the Company for the fiscal year ended December 31, 2005, and therefore has not billed the Company for those services.

ALL OTHER FEES

         RSJ billed the Company $2,300 for other services, including preparation of the tax returns for the Company for 2004, during the fiscal year ended December 31, 2005.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 13, 2006             MACHINETALKER, INC.


                                  BY:  \s\ Roland F. Bryan
                                  --------------------------------------
                                  Roland F. Bryan, Chairman of the Board,
                                  Chief Executive Officer, President, and
                                  Chief Financial Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By: \s\ Roland F. Bryan                                  Dated: April 13, 2006
    --------------------------------------
    Roland F. Bryan, Chairman of the Board,
    Chief Executive Officer, President
    Chief Financial Officer, and Secretary


By: \s\ Christopher T. Kleveland                         Dated: April 13, 2006
    --------------------------------------
    Christopher T. Kleveland
    Vice President of Operations, Secretary,
    and Director


By: \s\ Brian Altounian                                  Dated: April 13, 2006
    --------------------------------------
    Brian Altounian
    Director