Form 10QSB
period 2006-03-31
MACHINETALKER INC
filed 2006-05-10
CIK 1172631

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        FOR QUARTER ENDED March 31, 2006

                             Commission file number:    000-49805
                                                        -----------

                               MachineTalker, Inc.
                          ----------------------------
             (Exact name of Registrant as Specified in its Charter)


       Delaware                                          01-0592299
------------------------------                  ---------------------------
(State of Incorporation)                    (I.R.S. Employer Identification No.)


             513 De La Vina Street, Santa Barbara, California 93101
                      ------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (805) 957-1680
                           --------------------------
               Registrant's telephone number, including area code

           Securities registered pursuant to Section 12(B) of the Act:

                                                NAME OF EACH EXCHANGE ON
  TITLE OF EACH CLASS                              WHICH REGISTERED
-----------------------                         -------------------------
     COMMON STOCK                                        OTC

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes      X                No _______
                                        --------------

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

         As  of  April  30  2006  the  number  of  shares   outstanding  of  the
registrant's only class of common stock was 159,332,050.

         Transitional Small Business Disclosure Format (check one):

                                   Yes ______________         No    X
                                                                 --------

                                TABLE OF CONTENTS



PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements (unaudited)

         Balance Sheet at March 31, 2006 (unaudited).........................................................1

         Statements of Operations for the Three Months Ended March 31, 2006
         and March 31, 2005 (unaudited)......................................................................2

         Statements of Stockholders' Deficit for the Year Ended December 31, 2005
         and for the Three Months Ended March 31, 2006 (unaudited)...........................................3

         Statement of Cash Flows for the Three Months Ended March 31, 2006
         and March 31, 2005 (unaudited)......................................................................5

         Notes to Condensed Consolidated Financial Statements................................................6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations..............................................................................11

Item 3.  Controls and Procedures............................................................................15


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings .................................................................................16

Item 2.  Changes in Securities..............................................................................16

Item 3.  Defaults upon Senior Securities....................................................................16

Item 4.  Submission of Matters to a Vote of Security Holders................................................16

Item 5.  Other Information..................................................................................16

Item 6.  Exhibits and Reports on Form 8-K...................................................................16

Signatures..................................................................................................17

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                               MACHINETALKER, INC.
                          (A Development Stage Company)
                                  BALANCE SHEET
                                 MARCH 31, 2006
                                  (Unaudited)


                                          ASSETS

CURRENT ASSETS
Cash and cash equivalents                                                                  $          7,753
Inventory                                                                                            13,841
Prepaid taxes                                                                                         1,591
Employee Advances                                                                                       684
                                                                                           -----------------
   TOTAL CURRENT ASSETS                                                                              23,869
                                                                                           -----------------

PROPERTY & EQUIPMENT, at cost
  Machinery & Equipment                                                                              13,080
  Computer equipment                                                                                 50,750
  Furniture & Fixture                                                                                 4,671
                                                                                           -----------------
                                                                                                     68,501

  Less accumulated depreciation                                                                     (27,774)
                                                                                           -----------------
   NET PROPERTY AND EQUIPMENT                                                                        40,727
                                                                                           -----------------

OTHER ASSETS
Security Deposit                                                                                      2,975
                                                                                           -----------------

   TOTAL ASSETS                                                                            $         67,571
                                                                                           =================


                      LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
 Accounts payable                                                                          $         13,430
 Accrued expenses                                                                                    33,594
 Unearned revenues                                                                                  148,817
                                                                                           -----------------
   TOTAL CURRENT LIABILITIES                                                                        195,841
                                                                                           -----------------

LONG TERM LIABILITIES
 Notes Payable, shareholder (note 5)                                                                500,900
                                                                                           -----------------
   TOTAL  LIABILITIES                                                                               696,741
                                                                                           -----------------

SHAREHOLDERS' EQUITY (DEFICIT)
 Common stock, $.001 par value;
 500,000,000 authorized shares;
 159,332,050 shares issued and outstanding                                                          159,332
 Additional paid in capital                                                                       2,347,729
 Accumulated deficit                                                                             (3,136,231)
                                                                                           -----------------

   TOTAL SHAREHOLDERS'  DEFICIT                                                                    (629,170)
                                                                                           -----------------

     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)                                  $         67,571
                                                                                           =================

   The accompanying notes are an integral part of these financial statements

                               MACHINETALKER, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                           Three Months Ended
                                                       ---------------------------   From Inception
                                                                                     January 30,2002
                                                                March 31,               through
                                                           2006          2005       December 31, 2005
                                                       -------------  ------------  ------------------
REVENUE                                                 $     16,667  $     16,000   $         446,183

COST OF SERVICES                                              16,868             -             362,292
                                                       -------------  ------------  ------------------

GROSS PROFIT (DEFICIT)                                          (201)       16,000              83,891

OPERATING EXPENSES
 Salaries                                                    148,085        70,813             850,596
 Professional and consulting fees                             33,610        56,562             615,981
 Research and development                                      1,487       132,088             646,648
 Patent Expense                                                  150         1,725              19,264
 Rent                                                          3,566         3,566             135,146
 Insurance expenses                                            4,588            27              73,392
 Depreciation and amortization                                 3,450         2,626              27,775
 Payroll taxes                                                15,236        11,745             122,128
 Office expense                                                1,715         3,818              47,477
 Meals and entertainment                                         775           441              11,697
 Postage & Delivery                                            1,200         1,394              12,897
 Repairs & Maintenance                                           390             -               7,155
 Storage Expense                                               4,500           111              21,030
 Travel                                                        8,050         5,758              41,822
 Taxes & Licenses                                                 35         1,900               8,099
 Advertising                                                   3,055           559              28,340
 Telephone and Utilities                                       2,377           621              21,257
 Stock Compensation Cost                                       9,168             -               9,168
 Marketing Services                                                -        23,404             409,200
                                                       -------------  ------------  ------------------
   TOTAL OPERATING EXPENSES                                  241,437       317,158           3,109,072
                                                       -------------  ------------  ------------------

LOSS FROM OPERATIONS                                        (241,638)     (301,158)         (3,025,181)

OTHER INCOME/(EXPENSE) BEFORE PROVISION FOR INCOME TAXES
 Interest Income                                                 349          2223              10,216
 Interest Expense                                             (6,583)       (6,666)           (116,666)
 Loss on Sale of Asset                                             -             -              (2,200)
                                                       -------------  ------------  ------------------
                                                              (6,234)       (4,443)           (108,650)
                                                       -------------  ------------  ------------------

PROVISION FOR INCOME TAXES                                         -             -              (2,400)
                                                       -------------  ------------  ------------------

NET (LOSS)                                                  (247,872)     (305,601)         (3,136,231)
                                                       =============  ============  ==================


BASIC AND DILUTED LOSS PER SHARE                        $      (0.00) $      (0.00)
                                                       =============  ============

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
      BASIC AND DILUTED                                  159,122,050   152,240,440
                                                       =============  ============


   The accompanying notes are an integral part of these financial statements

                               MACHINETALKER, INC.
                          (A Development Stage Company)
                       STATEMENTS OF SHAREHOLDERS DEFICIT
               FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
                                  (Unaudited)

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

                                                                                                        (continued)

   The accompanying notes are an integral part of these financial statements


                               MACHINETALKER, INC.
                          (A Development Stage Company)
                       STATEMENTS OF SHAREHOLDERS DEFICIT
               FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
                                  (Unaudited)
                                                                                                   Accumulated
                                                                                                  Deficit During
                                                              Common stock          Additional        the
                                                       ---------------------------    Paid-in      Development
                                                         Shares         Amount        Capital        Stage          Total
                                                       ------------ -------------- -------------- ------------- -------------


Net Loss                                                                                              (573,454)     (573,454)
                                                       ------------ -------------- -------------- ------------- -------------
Balance at December 31, 2004                           141,930,000        141,930      1,534,070    (1,820,169)     (144,169)

Issuance of common stock in January 2005
(13,720,000 shares at $0.025 per share for cash)        13,720,000         13,720        329,280                     343,000

Issuance of common stock in March 2005
(300,000 shares at $0.10 per share for cash)               300,000            300         29,700                      30,000

Issuance of 3,817,000 warrants for services                                              129,550                     129,550

Issuance of common stock in April 2005
(300,000 shares at $0.10 per share for cash)               300,000            300         29,700                      30,000

Issuance of common stock in May 2005
(267,050 shares at fair value for services)                267,050            267          7,801                       8,068

Issuance of common stock in May 2005
(1,450,000 shares at $0.10 per share for cash)           1,450,000          1,450        143,550                     145,000

Issuance of common stock in June 2005
(1,050,000 shares at $0.10 per share for cash)           1,050,000          1,050        103,950                     105,000

Issuance of 260,000 warrants for services                                                 23,400                      23,400

Net Income                                                                                          (1,068,190)   (1,068,190)
                                                       ------------ -------------- -------------- ------------- -------------
Balance at December 31, 2005                           159,017,050  $     159,017  $   2,331,001  $ (2,888,359) $   (398,341)

Common stock warrants exercised in March 2006
(315,000 common stock warrants excercised at $0.025)       315,000            315          7,560                       7,875

Stock Compensation Cost                                                                    9,168

Net Income                                                                                            (247,872)     (247,872)
                                                       ------------ -------------- -------------- ------------- -------------

Balance at March 31, 2006                              159,332,050  $     159,332      2,347,729    (3,136,231)     (638,338)
                                                       ============ ============== ============== ============= =============

   The accompanying notes are an integral part of these financial statements

                               MACHINETALKER, INC.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                                                                 Three Months Ended              From Inception
                                                                              ----------------------------       January 30, 2002
                                                                                       March 31,                    through
                                                                                2006               2005          March 31, 2006
                                                                        -------------------   ---------------   -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                               $          (247,872)  $      (305,601)  $        (3,136,231)
 Adjustment to reconcile net loss to net cash
  used in operating activities
 Depreciation and amortization                                                        3,449             2,626                32,874
 Issuance of common shares and warrants for  services                                 9,168            23,404               426,436
 Disposal of Asset                                                                        -                 -                 4,200
 (Increase) Decrease in:
   Accounts receivable                                                                2,000           164,000                     -
   Inventory                                                                         (1,317)           (3,295)              (13,841)
   Prepaid taxes                                                                     (1,591)                                 (1,591)
   Employee Advances                                                                   (389)                -                  (684)
   Deposits                                                                               -                 -                (2,975)
 Increase (Decrease) in:
   Accounts payable                                                                     832            22,178                13,428
   Accrued expenses                                                                   8,764               368                33,595
   Unearned revenue                                                                 (10,000)                -               148,817
   Tax liabilities                                                                        -              (191)                    -
                                                                        -------------------   ---------------   -------------------

   NET CASH USED IN OPERATING ACTIVITIES                                           (236,956)          (96,511)           (2,495,972)
                                                                        -------------------   ---------------   -------------------

Net CASH FLOWS USED IN INVESTING ACTIVITIES:
 Purchase of property and equipment                                                       -            (1,480)              (72,700)
                                                                        -------------------   ---------------   -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Bank overdraft                                                                           -                 -                     -
 Proceeds from/payments to Officers Loans                                            64,900                 -               900,900
 Proceeds from issuance of common stock                                               7,875           373,000             1,667,875
                                                                        -------------------   ---------------   -------------------

   NET CASH PROVIDED BY FINANCING ACTIVITIES                                         72,775           373,000             2,568,775
                                                                        -------------------   ---------------   -------------------

     NET INCREASE IN CASH                                                          (164,181)          275,009                   103


CASH, BEGINNING OF PERIOD                                                           171,934           132,458                 7,650
                                                                        -------------------   ---------------   -------------------

CASH, END OF PERIOD                                                     $             7,753   $       407,467   $             7,753
                                                                        ===================   ===============   ===================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
 Interest paid                                                          $             2,222   $         4,443   $           112,305
                                                                        ===================   ===============   ===================

   The accompanying notes are an integral part of these financial statements

                               MACHINETALKER, INC.
                          (A Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS - UNAUDITED

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

     GOING CONCERN
     The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company does not generate significant revenue, and has negative cash flows from operations, which raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, an additional cash infusion. As discussed in note 6, the Company has obtained funds from its shareholders since its' inception through March 31, 2006. Management believes this funding will continue, and is also actively seeking new investors. Management believes the existing shareholders and the prospective new investors will provide the additional cash needed to meet the Company's obligations as they become due, and will allow the development of its core of business.

     DEVELOPMENT STAGE ACTIVITIES AND OPERATIONS
     The Company has been in its initial stages of formation and for the three months ended March 31, 2006, had insignificant revenues. FASB #7 defines a development stage activity as one in which all efforts are devoted substantially to establishing a new business and even if planned principal operations have commenced, revenues are insignificant.

                              MACHINETALKER, INC.
                          (A Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS - UNAUDITED


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     REVENUE RECOGNITION AND UNEARNED INCOME
     The Company recognizes revenue when services are performed, and at the time of shipment of products, provided that evidence of an arrangement exists, title and risk of loss have passed to the customer, fees are fixed or determinable, and collection of the related receivable is reasonably assured. The Company also granted an exclusive license for the use of the technology required to operate the Company's product. The revenue related to this transaction is recognized over the contract period, and the related deferred revenue amounted to $148,817 at March 31, 2006. To date the Company has had minimal revenue and is still in the development stage.

     STOCK-BASED COMPENSATION
     On January 1, 2006, the Company adopted Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" (FAS) No. 123R, that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. The statement eliminates the ability to account for share-based compensation transactions, as we formerly did, using the intrinsic value method as prescribed by Accounting Principles Board, or APB, Opinion No. 25, "Accounting for Stock Issued to Employees," and generally requires that such transactions be accounted for using a fair-value-based method and recognized as expenses in our statement of income. The adoption of (FAS) No. 123R by the Company had no material impact on the statement of income.

     The Company adopted FAS 123R using the modified prospective method which requires the application of the accounting standard as of January 1, 2006. Our financial statements as of and for the three months ended March 31, 2006 reflect the impact of adopting FAS 123R. In accordance with the modified prospective method, the financial statements for prior periods have not been restated to reflect, and do not include, the impact of FAS 123R.

     Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the condensed statement of operations during the three months ended March 31, 2006, included compensation expense for the stock-based payment awards granted prior to, but not yet vested, as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of FAS 148, and compensation expense for the stock-based payment awards granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with FAS 123R. As stock-based compensation expense recognized in the statement of income for the three months ended March 31, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. FAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the pro forma information required under FAS 148 for the periods prior to the three months ended March 31, 2006, we accounted for forfeitures as they occurred.

                              MACHINETALKER, INC.
                          (A Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS - UNAUDITED


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)


                                                                          2006           2005
                                                                      -------------- -------------
Net Loss
  As reported                                                         $    (247,872) $    (305,601)
  Add: Stock Based Employee Compensation expense
  included in reported net loss, net of related tax effects                       -              -

  Deduct: Total Stock Based Employee Compensation
  expense determined under fair value based method for
  all awards, net of related tax effects                                          -         (7,639)
                                                                      -------------- -------------

  Pro Forma                                                           $    (247,872) $    (313,240)
                                                                      ============== =============

  Basic and Diluted Loss per Share
            As reported                                               $       (0.00) $       (0.00)
                                                                      ============== =============
            Pro Forma                                                 $       (0.00) $       (0.00)
                                                                      ============== =============



3.   CAPITAL STOCK

     At March 31, 2006, the Company's authorized stock consists of 500,000,000 shares of common stock, par value $0.001 per share. During the three months ended March 31, 2006, the Company issued 315,000 shares of common stock for cash of $7,875, for warrants exercised at a price of $0.025. During the three months ended March 31, 2005 the Company issued 13,720,000 shares of common stock for cash of $343,000; 300,000 shares of common stock issued for cash of $30,000; On or about March 13, 2006, the Company commenced a private placement of up to six million seven hundred (6,700,000) shares of its common stock (the "Shares") at a price of fifteen cents ($0.15) per Share. The Company will raise approximately $1,005,000. The private placement is being made in reliance upon an exemption from registration under Rule 506 of Regulation D promulgated under Section 4(2) of the Securities Act of 1933, as amended


4.   STOCK OPTIONS AND WARRANTS

     The Company adopted a Stock Option Plan for the purposes of granting stock options to its employees and others providing services to the Company, which reserves and sets aside for the granting of Options for Twenty Million (20,000,000) shares of Common Stock. Options granted under the Plan may be either Incentive Options or Nonqualified Options and shall be administered by the Company's Board of Directors ("Board"). Each option shall be exercisable in full or in installments and at such times as designated by the Board. Notwithstanding any other provision of the Plan or of any Option agreement, each Option shall expire on the date specified in the Option agreement, which date shall not be later than the tenth anniversary from the effective date of this option. During the three months ended March 31, 2006 and 2005, the Company granted 0 and 700,000 stock options, respectively, with effective dates of March 19, 2003 through December 31, 2005. The stock options vest as follows: 25% from the date of employment and 1/36 every 30 days thereafter until the remaining stock options have vested. The stock options are exercisable for a period of ten years from the date of grant at an exercise price of $0.025 or $0.05 per share, as adjusted for the ten for one forward split of the Company's common stock.

                              MACHINETALKER, INC.
                          (A Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS - UNAUDITED

4.   STOCK OPTIONS AND WARRANTS (continued)

     SFAS 123, Accounting for Stock-Based Compensation, requires pro forma information regarding net income (loss) using compensation that would have been incurred if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value of options granted was determined using the Black Schole method with the following assumptions:

                                                    2006              2005
                                              ---------------     -------------
Risk free interest rate                       4.08% to 4.47%      4.08% to 4.47%
Stock volatility factor                       1%                  1%
Weighted average expected option life         10 years            10 years
Expected dividend yield                       None                None


         A  summary  of  the  Company's   stock  option   activity  and  related
information follows:

                                                             Weighted                         Weighted
                                               Number         average           Number        average
                                                 of          exercise             of          exercise
                                               Options         price            Options         price
                                             -----------    -----------      ------------   -----------
Outstanding, beginning of period               8,700,000    $    0.051          8,000,000   $    0.047
Granted                                                -             -            700,000   $    0.100
Exercised                                              -             -                  -            -
Expired                                                -             -                  -            -
                                             -----------    -----------      ------------   -----------
Outstanding, end of period                     8,700,000    $    0.051          8,700,000   $    0.051
                                             ===========    ===========      ============   ===========
Exercisable at the end of period               7,187,055    $    0.051          6,616,479   $    0.051
                                             ===========    ===========      ============   ===========
Weighted average fair value of
 options granted during the period                          $        -                      $    0.100
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

                              MACHINETALKER, INC.
                          (A Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS - UNAUDITED

4.   STOCK OPTIONS AND WARRANTS (continued)

     The weighted average remaining contractual life of options outstanding issued under the plan as of March 31, 2006 was as follows:


                                                             Average            Average             Average
                         Stock              Stock           Remaining        Exercise Price     Exercise Price
   Exercisable          Options            Options         Contractual         of Options         of Options
      Prices           Outstanding        Exercisable      Life (years)       Outstanding         Exercisable
------------------- ----------------- ------------------------------------ ------------------- ------------------
           $ 0.025         1,000,000             811,644     8.2 years                $ 0.025            $ 0.025
           $ 0.050         7,000,000           6,180,137     7.6 years                $ 0.050            $ 0.050
           $ 0.100           700,000             195,274     9.6 years                $ 0.100            $ 0.100
                    ----------------- -------------------
                           8,700,000           7,187,055
                    ================= ===================

     The Company has adopted only the disclosure provisions of SFAS No. 123. It applies APB 25 and related interpretations in accounting for its plans and does not recognize compensation expense for its stock-based compensation plans.

     Warrants

     During the three months ended March 31, 2006, 315,000 shares of common stock warrants were exercised at $0.025 per share. During the three months ended March 31, 2005, the Company granted a total of 3,817,000 warrants to purchase a total of 3,817,000 shares of the Company's common stock to fifteen individuals for marketing services rendered to the Company, of which 3,292,000 are exercisable at $0.025 per share and expire in January 2010; 525,000 are exercisable at $0.10 per share and expire in March 2010; The fair market value for the warrants were $129,550, and was determined using the Black Scholes pricing model. At March 31, 2006 the Company had a total of 3,762,000 warrants of common stock shares outstanding.


5.   RELATED PARTY

     The Company leases its premises from a company in which our majority shareholders are minority shareholders pursuant to a three year lease which expires on August 20, 2006, with the option to extend the lease term for one year. The rent expense for the three months ended March 31, 2006 and 2005 amounted to $3,566 respectively.

     During the three months ended March 31, 2006, the Company's President loaned the Company $64,900 to fund the Company's expenses. The loan bears interest at 6% per year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statements

         This Form 10-QSB contains financial projections and other "forward-looking statements," as that term is used in federal securities laws, about MachineTalker, Inc.'s financial condition, results of operations and business. These statements include, among others: statements concerning the potential for revenues and expenses and other matters that are not historical facts. These statements may be made expressly in this Form 10-QSB. You can find many of these statements by looking for words such as "believes," "expects," "anticipates," "estimates," or similar expressions used in this Form 10-QSB. These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause the Company's actual results to be materially different from any future results expressed or implied by the Company in those statements. The most important facts that could prevent the Company from achieving its stated goals include, but are not limited to, the following:

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

         Because the statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements. The Company cautions you not to place undue reliance on the statements, which speak only as of the date of this Form 10-QSB. The cautionary statements contained or referred to in this section should be considered in connection with any subsequent written or oral forward-looking statements that the Company or persons acting on its behalf may issue. The Company does not undertake any obligation to review or confirm analysts'
expectations or estimates or to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this Form 10-QSB or to reflect the occurrence of unanticipated events.

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

         The fact that we were able to obtain $653,000 in capital through private placements during fiscal year 2005 has enabled us to hire additional engineering personnel. Management intends to continue seeking private investors for additional capital in order to accelerate sales growth, product development, and marketing. We utilized approximately $144,192 of this capital for additional engineers. We utilized the remaining $508,807 raised by us as follows: $239,843 for marketing costs, $145,770 for legal and accounting fees, $56,067 for research and development, and $67,127 for administrative costs.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

REVENUE

         Total revenue for the three months ended March 31, 2006 increased by $667 to $16,667 from $16,000 in the prior period. This increase in revenue was a result of sales to an existing customer and earned revenue from the prior period.

GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative ("G&A") expenses increased by $54,880 or 29.65%, to $239,950 for the three months ended March 31, 2006 compared to the prior period. This increase in G&A expenses was the result of increased staffing of personnel, which were partially offset by reductions in other categories.

RESEARCH AND DEVELOPMENT

         Research and Development ("R&D") costs decreased by $130,601, or 98.87%, to $1,487 for the three months ended March 31, 2006 compared to the prior period. This decrease in R&D costs was the result of a decrease in testing of product alternatives, construction of prototypes, and application of engineering time to customer projects.

NET LOSS

         Net Loss decreased by $57,729, or 18.89%, to $247,872 for the three months ended March 31, 2006, compared to the prior period. This decrease in Net Loss was the result of a decrease in R&D costs. Currently operating costs exceed revenue because sales are not yet significant. We cannot assure when or if revenue will exceed operating costs.

LIQUIDITY AND CAPITAL RESOURCES

         The Company had net cash of $7,753 at March 31, 2006, as compared to $171,934 at March 31, 2005.

         During the three months ended March 31, 2006, the Company used $236,956 of cash for operating activities, as compared to $96,511 during the three months ended March 31, 2005. The increase in the use of cash for operating activities was a result of an increase in general and administrative expenses.

         Cash used in investing activities to purchase equipment during the three months ended March 31, 2006 was $0 compared to $1,480 during the three months ended March 31, 2005.

         Cash provided by financing activities relating to the issuance of shares of common stock during the three months ended March 31, 2006 was $7,875, as compared to $373,000 during the three months ended March 31, 2005. Since January 1, 2005, our capital needs have primarily been met from the proceeds of private placements and, to a lesser extent, sales.

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


ITEM 3.  CONTROLS AND PROCEDURES

         The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of September 30, 2005. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2005, the Company's disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, is made known to the Company's Chief Executive Officer and Chief Financial Officer by others within the Company, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Not Applicable

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         Not Applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable

ITEM 5.  OTHER INFORMATION

         Note Applicable

ITEM 6.  EXHIBITS

(a) Exhibits

Exhibit       Description
-------       -----------
3.1           Articles of Incorporation (1)
3.2           Amendments to Articles of Incorporation (1)
3.3           Bylaws (1)
4.1           Specimen Certificate for Common Stock (1)
4.2           2002 Stock Option Plan (1)
4.3           Form of Incentive Stock Option Agreement (1)
4.4           Form of Non Qualified Stock Option Agreement (1)
10.1          Lease Agreement by and between MachineTalker, Inc. and SecureCoin, Inc., dated August
              20, 2003 (1)
10.2          Agreement No. CA-00062 by and between MachineTalker, Inc. and Kellogg, Brown & Root
              Services, Inc., dated December 20, 2004 (2)
10.3          Agreement by and between MachineTalker, Inc. and Science Applications International
              Corporation, dated July 1, 2004 (1)
31.1          Section 302 Certification
32.1          Section 906 Certification
-----------------

     (1) Incorporated by reference to the Form SB-2 Registration Statement filed with the Securities and Exchange Commission dated August 1, 2005.

     (2)  Incorporated  by  reference  to  Amendment  No.  4 to  the  Form  SB-2
          Registration   Statement   filed  with  the  Securities  and  Exchange
          Commission dated November 2, 2005.

(b) The following is a list of Current Reports on Form 8-K filed by the Company during and subsequent to the quarter for which this report is filed.

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

Dated: May 5, 2006                   MACHINETALKER, INC.


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


By:  \s\ Roland F. Bryan                                      Dated: May 5, 2006
      --------------------------------------
     Roland F. Bryan, Chairman of the Board,
     Chief Executive Officer, President
     Chief Financial Officer, and Secretary

By:  \s\ Christopher T. Kleveland                             Dated: May 5, 2006
      --------------------------------------
     Christopher T. Kleveland
     Vice President of Operations, Secretary,
     and Director

By:  \s\ Brian Altounian                                      Dated: May 5, 2006
      --------------------------------------
     Brian Altounian
     Director