Form 10QSB/A
period 2006-03-31
MACHINETALKER INC
filed 2006-05-16
CIK 1172631

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-QSB/A


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        FOR QUARTER ENDED March 31, 2006

                             Commission file number:
                                    000-49805

                               MachineTalker, Inc.
                            ------------------------
             (Exact name of Registrant as Specified in its Charter)


        Delaware                                        01-0592299
-----------------------                        --------------------------
(State of Incorporation)                    (I.R.S. Employer Identification No.)


             513 De La Vina Street, Santa Barbara, California 93101
                    ---------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (805) 957-1680
                          ---------------------------
               Registrant's telephone number, including area code

           Securities registered pursuant to Section 12(B) of the Act:


                                                Name of Each Exchange On
 Title of Each Class                                 Which Registered
-----------------------                         ------------------------
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

                                    Yes ________              No    X
                                                                ---------

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

Item 3.  Controls and Procedures............................................................................14

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings .................................................................................15

Item 2.  Changes in Securities..............................................................................15

Item 3.  Defaults upon Senior Securities....................................................................15

Item 4.  Submission of Matters to a Vote of Security Holders................................................15

Item 5.  Other Information..................................................................................15

Item 6.  Exhibits and Reports on Form 8-K...................................................................15

Signatures..................................................................................................16

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
                                                       =============  ============


   The accompanying notes are an integral part of these financial statements

                               MACHINETALKER, INC.
                          (A Development Stage Company)
                       STATEMENTS OF SHAREHOLDERS DEFICIT
                                  (Unaudited)

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

                                                                                                        (continued)

   The accompanying notes are an integral part of these financial statements


                               MACHINETALKER, INC.
                          (A Development Stage Company)
                       STATEMENTS OF SHAREHOLDERS DEFICIT
                                  (Unaudited)

                                                                                                   Accumulated
                                                                                                  Deficit During
                                                              Common stock          Additional        the
                                                       ---------------------------    Paid-in      Development
                                                         Shares         Amount        Capital        Stage          Total
                                                       ------------ -------------- -------------- ------------- -------------


Net Loss                                                                                              (573,454)     (573,454)
                                                       ------------ -------------- -------------- ------------- -------------
Balance at December 31, 2004                           141,930,000        141,930      1,534,070    (1,820,169)     (144,169)

Issuance of common stock in January 2005
(13,720,000 shares at $0.025 per share for cash)        13,720,000         13,720        329,280                     343,000

Issuance of common stock in March 2005
(300,000 shares at $0.10 per share for cash)               300,000            300         29,700                      30,000

Issuance of 3,817,000 warrants for services                                              129,550                     129,550

Issuance of common stock in April 2005
(300,000 shares at $0.10 per share for cash)               300,000            300         29,700                      30,000

Issuance of common stock in May 2005
(267,050 shares at fair value for services)                267,050            267          7,801                       8,068

Issuance of common stock in May 2005
(1,450,000 shares at $0.10 per share for cash)           1,450,000          1,450        143,550                     145,000

Issuance of common stock in June 2005
(1,050,000 shares at $0.10 per share for cash)           1,050,000          1,050        103,950                     105,000

Issuance of 260,000 warrants for services                                                 23,400                      23,400

Net Income                                                                                          (1,068,190)   (1,068,190)
                                                       ------------ -------------- -------------- ------------- -------------
Balance at December 31, 2005                           159,017,050  $     159,017  $   2,331,001  $ (2,888,359) $   (398,341)

Common stock warrants exercised in March 2006
(315,000 common stock warrants exercised at $0.025)        315,000            315          7,560                       7,875

Stock Compensation Cost (unaudited)                                                        9,168                       9,168

Net Loss                                                                                              (247,872)     (247,872)
                                                       ------------ -------------- -------------- ------------- -------------

Balance at March 31, 2006                              159,332,050  $     159,332      2,347,729    (3,136,231)     (629,170)
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
                                                                        ===================   ===============   ===================

   The accompanying notes are an integral part of these financial statements

                               MACHINETALKER, INC.
                          (A Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS - UNAUDITED

1.   BASIS OF PRESENTATION

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information refer to the financial statements and footnotes thereto included in the Company's Form 10K-SB for the year ended December 31, 2005.



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

     Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the condensed statement of operations during the three months ended March 31, 2006, included compensation expense for the stock-based payment awards granted prior to, but not yet vested, as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of FAS 148, and compensation expense for the stock-based payment awards granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with FAS 123R. As stock-based compensation expense recognized in the statement of income for the three months ended March 31, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. FAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the pro forma information required under FAS 148 for the periods prior to the three months ended March 31, 2006, we accounted for forfeitures as they occurred. The stock-based compensation expense recognized in the condensed statement of operations during the three months ended March 31, 2006 is $9,168.

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
                                                                      ============== =============



3.   CAPITAL STOCK


     At March 31, 2006, the Company's authorized stock consists of 500,000,000 shares of common stock, par value $0.001 per share. During the three months ended March 31, 2006, the Company issued 315,000 shares of common stock for cash of $7,875, for warrants exercised at a price of $0.025. During the three months ended March 31, 2005 the Company issued 13,720,000 shares of common stock for cash of $343,000; 300,000 shares of common stock issued for cash of $30,000; On or about March 13, 2006, the Company commenced a private placement of up to six million seven hundred thousand (6,700,000) shares of its common stock (the "Shares") at a price of fifteen cents ($0.15) per Share. The Company will raise approximately $1,005,000. The private placement is being made in reliance upon an exemption from registration under Rule 506 of Regulation D promulgated under Section 4(2) of the Securities Act of 1933, as amended.



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

                              MACHINETALKER, INC.
                          (A Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS - UNAUDITED

4.   STOCK OPTIONS AND WARRANTS (Continued)

     FAS 123R, Share-based compensation, requires stock-based compensation expense to be accounted for using a fair value based method. The fair value of options granted was determined using the Black Schole method with the following assumptions:


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENTS


         This Form 10-QSB-A contains financial projections and other "forward-looking statements," as that term is used in federal securities laws, about MachineTalker, Inc.'s financial condition, results of operations and business. These statements include, among others: statements concerning the potential for revenues and expenses and other matters that are not historical facts. These statements may be made expressly in this Form 10-QSB-A. You can find many of these statements by looking for words such as "believes," "expects," "anticipates," "estimates," or similar expressions used in this Form 10-QSB-A. These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause the Company's actual results to be materially different from any future results expressed or implied by the Company in those statements. The most important facts that could prevent the Company from achieving its stated goals include, but are not limited to, the following:


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


         Because the statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements. The Company cautions you not to place undue reliance on the statements, which speak only as of the date of this Form 10-QSB-A. The cautionary statements contained or referred to in this section should be considered in connection with any subsequent written or oral forward-looking statements that the Company or persons acting on its behalf may issue. The Company does not undertake any obligation to review or confirm analysts'
expectations or estimates or to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this Form 10-QSB-A or to reflect the occurrence of unanticipated events.


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

         Not Applicable

Item 3.  DEFAULTS UPON SENIOR SECURITIES

         Not Applicable

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable

Item 5.  OTHER INFORMATION


         On May 5, 2006, Christopher T. Kleveland resigned as a director and Corporate Secretary of MachineTalker, Inc. (the "Company"). Mr. Kleveland did not state any reasons for his resignation. The Company appointed Roland F. Bryan as the Corporate Secretary to replace Mr. Kleveland. The Company has not yet filled the vacancy on its Board of Directors caused by Mr. Kleveland's resignation.

         This filing is an amendment of the Form 10-QSB filed on May 10, 2006, the review of which had not been completed as required by Rule 10-01(d) of Regulation S-X by our independent public accountants.


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

-----------------------

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


         (2) Form 8-K, dated May 5, 2006, filed with the SEC reflecting the resignation of Christopher T. Kleveland as a director and Corporate Secretary of the Company, and the appointment of Roland F. Bryan as the new Corporate Secretary.



                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: May 15, 2006              MACHINETALKER, INC.



                                 By:  \s\ Roland F. Bryan
                                 --------------------------------------
                                 Roland F. Bryan, Chairman of the Board,
                                 Chief Executive Officer, President,
                                 Chief Financial Officer and Secretary

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:  \s\ Roland F. Bryan                                   Dated: May 15, 2006
      --------------------------------------
    Roland F. Bryan, Chairman of the Board,
    Chief Executive Officer, President,
    Chief Financial Officer and Secretary
    (Principal Executive and
    Financial/Accounting Officer)

By:  \s\ Brian Altounian                                  Dated: May 15, 2006
      --------------------------------------
    Brian Altounian
    Director