Form 10QSB
period 2006-06-30
MACHINETALKER INC
filed 2006-08-14
CIK 1172631

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         FOR QUARTER ENDED JUNE 30, 2006

                             Commission file number:
                                    000-49805

                               MACHINETALKER, INC.
                      ------------------------------------
             (Exact name of Registrant as Specified in its Charter)


        Delaware                                       01-0592299
----------------------------                    ------------------------
(State of Incorporation)                   (I.R.S. Employer Identification No.)


             513 De La Vina Street, Santa Barbara, California 93101
                      ------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (805) 957-1680
                      ------------------------------------
               Registrant's telephone number, including area code

           Securities registered pursuant to Section 12(B) of the Act:


                                                    Name of Each Exchange On
 Title of Each Class                                     Which Registered
----------------------                              -------------------------
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

                                    Yes ________              No    X
                                                                 ---------
         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

         As  of  July  31,  2006  the  number  of  shares   outstanding  of  the
registrant's only class of common stock was 159,732,050.

         Transitional Small Business Disclosure Format (check one):

                                    Yes ________              No    X
                                                                ---------

                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements (unaudited)
         Balance Sheet at June 30, 2006 (unaudited)..........................................................1

         Statements of Operations for the Six Months Ended June 30, 2006
         and June 30, 2005 (unaudited).......................................................................2

         Statements of Stockholders' Deficit for the Year Ended December 31, 2005
         and for the Six Months Ended June 30, 2006 (unaudited)..............................................3

         Statement of Cash Flows for the Six Months Ended June 30, 2006
         and June 30, 2005 (unaudited).......................................................................5

         Notes to Condensed Consolidated Financial Statements................................................6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations..............................................................................10

Item 3.  Controls and Procedures............................................................................13

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings..................................................................................13

Item 2.  Changes in Securities..............................................................................13

Item 3.  Defaults upon Senior Securities....................................................................14

Item 4.  Submission of Matters to a Vote of Security Holders................................................14

Item 5.  Other Information..................................................................................14

Item 6.  Exhibits and Reports on Form 8-K...................................................................14

Signatures..................................................................................................15

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                               MACHINETALKER, INC.
                          (A Development Stage Company)
                            BALANCE SHEET - UNAUDITED
                                  JUNE 30, 2006


                                     ASSETS

CURRENT ASSETS
 Cash and cash equivalents                                                                 $        205,929
 Accounts Receivable, net                                                                             6,667
 Inventory                                                                                           14,429
 Prepaid taxes                                                                                       12,623
 Employee Advances                                                                                      564
                                                                                           -----------------
        TOTAL CURRENT ASSETS                                                                        240,212
                                                                                           -----------------

PROPERTY & EQUIPMENT, at cost
 Machinery & Equipment                                                                               13,080
 Computer equipment                                                                                  50,750
 Furniture & Fixture                                                                                  4,671
                                                                                           -----------------
                                                                                                     68,501

 Less accumulated depreciation                                                                      (31,143)
                                                                                           -----------------
        NET PROPERTY AND EQUIPMENT                                                                   37,358
                                                                                           -----------------

OTHER ASSETS
 Security Deposit                                                                                     2,975
                                                                                           -----------------

        TOTAL ASSETS                                                                       $        280,545
                                                                                           =================


                      LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
 Accounts payable                                                                          $          6,181
 Accrued expenses                                                                                    29,005
 Unearned revenues                                                                                  138,817
                                                                                           -----------------
        TOTAL CURRENT LIABILITIES                                                                   174,003
                                                                                           -----------------

LONG TERM LIABILITIES
 Notes Payable, shareholder (note 5)                                                                436,000
                                                                                           -----------------
        TOTAL  LIABILITIES                                                                          610,003
                                                                                           -----------------

SHAREHOLDERS' EQUITY (DEFICIT)
 Common stock, $.001 par value;
 500,000,000 authorized shares;
 159,732,050 shares issued and outstanding                                                          159,732
 Additional paid in capital                                                                       2,416,598
 Accumulated deficit                                                                             (2,905,788)
                                                                                           -----------------

        TOTAL SHAREHOLDERS'(DEFICIT)                                                               (329,458)
                                                                                           -----------------

        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)                               $        280,545
                                                                                           =================

   The accompanying notes are an integral part of these financial statements.
                                        1

                               MACHINETALKER, INC.
                          (A Development Stage Company)
                      STATEMENTS OF OPERATIONS - UNAUDITED

                                                           Three Months Ended            Six Months Ended
                                                       ---------------------------- ----------------------------   From Inception
                                                                                                                  January 30,2002
                                                         June 30,                     June 30,                         through
                                                           2006           2005          2006           2005        June 30, 2006
                                                       -------------- ------------- -------------  -------------  -----------------

REVENUES                                               $      516,667 $     148,683 $     533,333  $     164,683  $         962,849

COST OF SERVICES                                               14,503             -        31,370              -            376,794
                                                       -------------- ------------- -------------  -------------  -----------------

GROSS PROFIT                                                  502,164       148,683       501,963        164,683            586,055

OPERATING EXPENSES
 Salaries                                                      90,411        24,155       162,970         94,488            865,481
 Professional and consulting fees                              36,214        45,689        69,824        102,252            652,195
 Research and development                                      71,358       149,104       148,371        285,847            793,532
 Patent Expense                                                 1,500             -         1,650              -             20,764
 Rent                                                           3,566         3,566         7,132          7,132            138,712
 Insurance expenses                                             7,879        19,909        12,467         19,936             81,271
 Depreciation and amortization                                  3,369         2,392         6,819          5,018             31,144
 Payroll taxes                                                 12,492        13,022        27,728         24,767            134,620
 Office expense                                                 2,759         7,987         4,474          9,996             50,237
 Meals and entertainment                                          496         1,190         1,271          1,631             12,193
 Postage & Delivery                                             1,091         2,574         2,290          3,035             13,987
 Repairs & Maintenance                                            790         3,087         1,180          3,087              7,945
 Storage Expense                                                4,500             -         9,000              -             25,530
 Travel                                                         6,216         1,150        14,266          6,909             48,038
 Taxes & Licenses                                                 119         2,305           154          4,205              8,218
 Advertising                                                    8,787         9,562        11,842         10,120             37,127
 Telephone and Utilities                                        2,096         1,645         4,473          2,667             23,353
 Stock Compensation Cost                                        9,269             -        18,437              -             18,437
 Marketing Services                                                 -         4,447             -         27,851            409,200
                                                       -------------- ------------- -------------  -------------  -----------------
        TOTAL OPERATING EXPENSES                              262,912       291,784       504,348        608,941          3,371,984
                                                       -------------- ------------- -------------  -------------  -----------------

INCOME (LOSS) FROM OPERATIONS                                 239,252      (143,101)       (2,385)      (444,258)        (2,785,929)

OTHER INCOME/(EXPENSE) BEFORE PROVISION FOR INCOME TAXES
 Interest Income                                                    3             -           352              0             10,219
 Interest Expense                                              (8,012)       (4,807)      (14,595)        (9,251)          (124,678)
 Loss on Sale of Asset                                              -             -             -              -             (2,200)
                                                       -------------- ------------- -------------  -------------  -----------------
       TOTAL OTHER INCOME / (EXPENSE)                          (8,009)       (4,807)      (14,243)        (9,251)          (116,659)
                                                       -------------- ------------- -------------  -------------  -----------------

PROVISION FOR INCOME TAXES                                       (800)         (800)         (800)          (800)            (3,200)
                                                       -------------- ------------- -------------  -------------  -----------------

NET INCOME (LOSS)                                             230,443      (148,708)      (17,428)      (454,309)        (2,905,788)
                                                       ============== ============= =============  =============  =================

BASIC LOSS PER SHARE                                   $         0.00 $       (0.00)$       (0.00) $       (0.00)
                                                       ============== ============= =============  =============
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING BASIC          159,614,468   157,254,000   159,371,578    154,893,601
                                                       ============== ============= =============  =============
DILUTED LOSS PER SHARE                                 $         0.00 $       (0.00)$       (0.00) $       (0.00)
                                                       ============== ============= =============  =============
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING DILUTED        172,096,468   169,331,000   171,853,578    166,970,601
                                                       ============== ============= =============  =============

   The accompanying notes are an integral part of these financial statements.
                                        2

                               MACHINETALKER, INC.
                          (A Development Stage Company)
                       STATEMENTS OF SHAREHOLDERS' DEFICIT

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









   The accompanying notes are an integral part of these financial statements.
                                        3




                               MACHINETALKER, INC.
                          (A Development Stage Company)
                       STATEMENTS OF SHAREHOLDERS' DEFICIT

                                   (continued)



                                                                                                                Accumulated
                                                                                                      Deficit During
                                                                    Common stock          Additional       the
                                                             ---------------------------    Paid-in     Development
                                                               Shares         Amount        Capital        Stage          Total
                                                             ------------ -------------- -------------- ------------- -------------

Issuance of common stock in January 2005
  (13,720,000 shares at $0.025 per share for cash)            13,720,000         13,720        329,280                     343,000

Issuance of common stock in March 2005
  (300,000 shares at $0.10 per share for cash)                   300,000            300         29,700                      30,000

Issuance of 3,817,000 warrants for services                                                    129,550                     129,550

Issuance of common stock in April 2005
  (300,000 shares at $0.10 per share for cash)                   300,000            300         29,700                      30,000

Issuance of common stock in May 2005
  (267,050 shares at fair value for services)                    267,050            267          7,801                       8,068

Issuance of common stock in May 2005
  (1,450,000 shares at $0.10 per share for cash)               1,450,000          1,450        143,550                     145,000

Issuance of common stock in June 2005
  (1,050,000 shares at $0.10 per share for cash)               1,050,000          1,050        103,950                     105,000

Issuance of 260,000 warrants for services                                                       23,400                      23,400

Net Income                                                                                                 (1,068,191)  (1,068,191)
                                                             ------------ -------------- -------------- ------------- -------------
Balance at December 31, 2005                                 159,017,050        159,017      2,331,001     (2,888,360)    (398,342)

Common stock warrants exercised in March 2006
   (315,000 common stock warrants excercised
        at $0.025)(unaudited)                                    315,000            315          7,560                       7,875

Private Placement in 2nd Qtr 2006
   (400,000 shares at $0.15 per share for cash)(unaudited)       400,000            400         59,600                      60,000

Stock Compensation Cost (unaudited)                                                             18,437                      18,437

Net Loss (unaudited)                                                                                         (17,428)      (17,428)
                                                             ------------ -------------- -------------- ------------- -------------

Balance at June 30, 2006 (unaudited)                         159,732,050   $    159,732   $  2,416,598   $(2,905,788)  $  (329,458)
                                                             ============ ============== ============== ============= =============




   The accompanying notes are an integral part of these financial statements.
                                        4

                               MACHINETALKER, INC.
                          (A Development Stage Company)
                       STATEMENT OF CASH FLOWS - UNAUDITED

                                                                                  Six Months Ended
                                                                        -------------------------------------    From Inception
                                                                                                                January 30, 2002
                                                                                        June 30,                     through
                                                                               2006               2005           June 30, 2006
                                                                        ------------------- ----------------- ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                               $          (17,428) $       (454,309) $         (2,905,788)
 Adjustment to reconcile net loss to net cash
  used in operating activities
 Depreciation and amortization                                                       6,818             5,018                36,243
 Issuance of common shares and warrants for  services                               18,437            35,919               435,705
 Disposal of Asset                                                                       -                 -                 4,200
 (Increase) Decrease in:
   Accounts receivable                                                              (4,667)          105,000                (6,667)
   Inventory                                                                        (1,906)          (20,425)              (14,429)
   Prepaid taxes                                                                   (12,623)                -               (12,623)
   Employee Advances                                                                  (269)                -                  (564)
   Deposits                                                                              -            (2,500)               (2,975)
 Increase (Decrease) in:
   Accounts payable                                                                 (6,417)           14,200                 6,179
   Accrued expenses                                                                  4,175             3,173                29,006
   Unearned revenue                                                                (20,000)          178,817               138,817
   Tax liabilities                                                                       -              (191)                    -
                                                                        ------------------- ----------------- ---------------------

        NET CASH USED IN OPERATING ACTIVITIES                                      (33,880)         (135,298)           (2,292,896)
                                                                        ------------------- ----------------- ---------------------

NET CASH FLOWS USED IN INVESTING ACTIVITIES:
 Purchase of property and equipment                                                      -           (32,791)              (72,700)
                                                                        ------------------- ----------------- ---------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from/payments to Officers Loans                                                -                 -               836,000
 Proceeds from issuance of common stock                                             67,875           653,000             1,727,875
                                                                        ------------------- ----------------- ---------------------

        NET CASH PROVIDED BY FINANCING ACTIVITIES                                   67,875           653,000             2,563,875
                                                                        ------------------- ----------------- ---------------------

         NET INCREASE IN CASH                                                       33,995           484,911               198,279


CASH, BEGINNING OF PERIOD                                                          171,934           132,459                 7,650
                                                                        ------------------- ----------------- ---------------------

CASH, END OF PERIOD                                                     $          205,929  $        617,370  $            205,929
                                                                        =================== ================= =====================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
 Interest paid                                                          $           14,595  $          6,824  $            124,678
                                                                        =================== ================= =====================
 Taxes paid                                                             $              800  $              -  $              3,200
                                                                        =================== ================= =====================



   The accompanying notes are an integral part of these financial statements.
                                        5

                               MACHINETALKER, INC.
                          (A Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS - UNAUDITED
                                  June 30, 2006

1.   BASIS OF PRESENTATION

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information refer to the financial statements and footnotes thereto included in the Company's Form 10K-SB for the year ended December 31, 2005.


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

     GOING CONCERN
     The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company does not generate significant revenue, and has negative cash flows from operations, which raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, an additional cash infusion. As discussed in note 6, the Company has obtained funds from its shareholders since its' inception through June 30, 2006. Management believes this funding will continue, and is also actively seeking new investors. Management believes the existing shareholders and the prospective new investors will provide the additional cash needed to meet the Company's obligations as they become due, and will allow the development of its core of business.

     DEVELOPMENT STAGE ACTIVITIES AND OPERATIONS
     The Company has been in its initial stages of formation and for the six months ended June 30, 2006, had insignificant revenues. FASB #7 defines a development stage activity as one in which all efforts are devoted substantially to establishing a new business and even if planned principal operations have commenced, revenues are insignificant.

     REVENUE RECOGNITION AND UNEARNED INCOME
     The Company recognizes revenue when services are performed, and at the time of shipment of products, provided that evidence of an arrangement exists, title and risk of loss have passed to the customer, fees are fixed or determinable, and collection of the related receivable is reasonably assured. The Company also granted an exclusive license limited to a specific application for the use of the technology required to operate the Company's product. The revenue related to this transaction is recognized over the contract period, and the related deferred revenue amounted to $138,817 at June 30, 2006. To date the Company has had minimal revenue and is still in the development stage.
                                        6

                               MACHINETALKER, INC.
                          (A Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS - UNAUDITED
                                  June 30, 2006

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

     The Company adopted FAS 123R using the modified prospective method which requires the application of the accounting standard as of January 1, 2006. Our financial statements as of and for the six months ended June 30, 2006 reflect the impact of adopting FAS 123R. In accordance with the modified prospective method, the financial statements for prior periods have not been restated to reflect, and do not include, the impact of FAS 123R.

     Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the condensed statement of operations during the six months ended June 30, 2006, included compensation expense for the stock-based payment awards granted prior to, but not yet vested, as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of FAS 148, and compensation expense for the stock-based payment awards granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with FAS 123R. As stock-based compensation expense recognized in the statement of income for the six months ended June 30, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. FAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the pro forma information required under FAS 148 for the periods prior to the six months ended June 30, 2006, we accounted for forfeitures as they occurred. The stock-based compensation expense recognized in the condensed statement of operations during the six months ended June 30, 2006 is $18,437.

                                                                            2006           2005
                                                                      -------------- -------------
Net Loss
  As reported                                                          $    (17,428)  $  (454,309)
  Add: Stock Based Employee Compensation expense
  included in reported net loss, net of related tax effects                       -             -

  Deduct: Total Stock Based Employee Compensation
  expense determined under fair value based method for
  all awards, net of related tax effects                                          -       (15,363)
                                                                      -------------- -------------

  Pro Forma                                                            $   $(17,428)  $  (469,672)
                                                                      ============== =============

  Basic and Diluted Loss per Share
            As reported                                                $      (0.00)  $      (0.00)
                                                                      ============== =============
            Pro Forma                                                  $      (0.00)  $      (0.00)
                                                                      ============== =============

                              MACHINETALKER, INC.
                          (A Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS - UNAUDITED
                                  June 30, 2006

3.   CAPITAL STOCK

     At June 30, 2006, the Company's authorized stock consists of 500,000,000 shares of common stock, par value $0.001 per share. On or about March 13, 2006, the Company commenced a private placement (the "Private Placement") pursuant to Rule 506 of Regulation D promulgated under Section 4(2) of the Securities Act of 1933, as amended, of up to six million seven hundred (6,700,000) shares of its common stock (the "Shares") at a price of fifteen cents ($0.15) per Share. During the six months ended June 30, 2006, the Company issued 400,000 Shares for cash of $60,000 pursuant to the Private Placement, and 315,000 shares of common stock for cash of $7,875 for warrants exercised at an exercise price of $0.025 per share. During the six months ended June 30, 2005, the Company issued 2,800,000 shares of common stock for cash of $280,000; 267,050 shares of common stock for services at fair value of $8,068; 260,000 warrants to purchase common stock for services at a fair value of $23,400; 13,720,000 shares of common stock for cash of $343,000; and 300,000 shares of common stock for cash of $30,000.

4.   STOCK OPTIONS AND WARRANTS

     The Company adopted a Stock Option Plan for the purposes of granting stock options to its employees and others providing services to the Company, which reserves and sets aside for the granting of Options for Twenty Million (20,000,000) shares of Common Stock. Options granted under the Plan may be either Incentive Options or Nonqualified Options and shall be administered by the Company's Board of Directors ("Board"). Each option shall be exercisable in full or in installments and at such times as designated by the Board. Notwithstanding any other provision of the Plan or of any Option agreement, each Option shall expire on the date specified in the Option agreement, which date shall not be later than the tenth anniversary from the effective date of this option. During the six months ended June 30, 2006 and 2005, the Company did not grant any stock options. As of June 30, 2006, 8,700,000 stock options were outstanding. The stock options vest as follows: 25% from the date of employment and 1/36 every 30 days thereafter until the remaining stock options have vested. The stock options are exercisable for a period of ten years from the date of grant at an exercise price of $0.025 or $0.05 per share, as adjusted for the ten for one forward split of the Company's common stock. FAS 123R, Share-based compensation, requires stock-based compensation expense to be accounted for using a fair value based method. The fair value of options granted was determined using the Black-Scholes method with the following assumptions:

                                                  2006                  2005
                                           ------------------  -----------------
Risk free interest rate                      4.08% to 4.47%      4.08% to 4.47%
Stock volatility factor                      1%                  1%
Weighted average expected option life        10 years            10 years
Expected dividend yield                      None                None

         A  summary  of  the  Company's   stock  option   activity  and  related
information follows:

                                                        2006                             2005
                                                        ----                             ----
                                                             Weighted                         Weighted
                                               Number        average            Number        average
                                                 of          exercise             of          exercise
                                              Options         price            Options         price
                                             ----------     -------------     -------------   ------------
Outstanding, beginning of period               8,700,000    $     0.051          8,000,000    $   0.047
Granted                                                -              -                  -            -
Exercised                                              -              -                  -            -
Expired                                                -              -                  -            -
                                             -----------    -------------     -------------   ------------
Outstanding, end of period                     8,700,000    $     0.051          8,000,000    $   0.047
                                             ===========    =============     =============   ============
Exercisable at the end of period               7,729,315    $     0.051          5,490,411    $   0.047
                                             ===========    =============     =============   ============
Weighted average fair value of
 options granted during the period                          $         -                       $       -
                                                            =============                     ============

                                        8

                             MACHINETALKER, INC.
                          (A Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS - UNAUDITED
                                  June 30, 2006


4.   STOCK OPTIONS AND WARRANTS (continued)

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which do not have vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.


     The weighted average remaining contractual life of options outstanding issued under the plan as of June 30, 2006 was as follows:


                                                              Weighted           Weighted            Weighted
                                                              Average             Average             Average
                          Stock              Stock           Remaining        Exercise Price      Exercise Price
   Exercisable           Options            Options         Contractual         of Options          of Options
      Prices           Outstanding         Exercisable      Life (years)        Outstanding         Exercisable
------------------- ------------------ ------------------------------------ -------------------- ------------------
      $ 0.025              1,000,000             873,973      7.9 years           $ 0.025             $ 0.025
      $ 0.050              7,000,000           6,616,438      7.3 years           $ 0.050             $ 0.050
      $ 0.100                700,000             238,904      9.3 years           $ 0.100             $ 0.100
                    ------------------ -------------------
                           8,700,000           7,729,315
                    ================== ===================

     WARRANTS

     During the six months ended June 30, 2006, the Company issued no warrants. During the six months ended June 30, 2005, the Company issued 3,100,000 warrants to purchase 3,100,000 shares of common stock exercisable for a period of five (5) years at an exercise price of $0.025 per share and 810,000 warrants to purchase 810,000 shares of common stock exercisable for a period of five (5) years at an exercise price of $0.10 per share. At June 30, 2006 the Company had a total of 3,782,000 warrants to purchase 3,782,000 shares of common stock outstanding.


5.   RELATED PARTY

     The Company leases its premises from a company in which our majority shareholders are minority shareholders pursuant to a three year lease which expires on August 20, 2006, with the option to extend the lease term for one year. The rent expense for the six months ended June 30, 2006 and 2005 amounted to $7,132 respectively.

     During the six months ended June 30, 2006, the Company's President loaned the Company $169,900 to fund the Company's expenses. The loan was repaid with interest during the six months ended June 30, 2006.


6.   SUBSEQUENT EVENTS

     In August 2006, 50,000 warrants were exercised at an exercise price of $0.025 per share. The Company received gross proceeds of $1,250 for the warrants exercised.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENTS

         This Form 10-QSB contains financial projections and other "forward-looking statements," as that term is used in federal securities laws, about MachineTalker, Inc.'s financial condition, results of operations and business. These statements include, among others: statements concerning the potential for revenues and expenses and other matters that are not historical facts. These statements may be made expressly in this Form 10-QSB. You can find many of these statements by looking for words such as "believes," "expects," "anticipates," "estimates," or similar expressions used in this Form 10-QSB. These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause the Company's actual results to be materially different from any future results expressed or implied by the Company in those statements. The most important facts that could prevent the Company from achieving its stated goals include, but are not limited to, the following:

         (a)      volatility or decline of the Company's stock price;
         (b)      potential fluctuation in quarterly results;
         (c)      failure of the Company to earn revenues or profits;
         (d) inadequate capital and barriers to raising the additional capital or to obtaining the financing needed to implement its business plans;
         (e)      inadequate capital to continue business;
         (f)      changes in demand for the Company's products and services;
         (g)      rapid and significant changes in markets;
         (h) litigation with or legal claims and allegations by outside parties; and
         (i)      insufficient revenues to cover operating costs.

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

OVERVIEW

         During the six months ended June 30, 2006, we completed the design and manufacture of two new products that we believe can be used in a variety of industrial applications. We obtained the funds necessary to complete the development of these products from revenues earned and from capital raised by us in private placements during fiscal year 2005. These products are for use by Original Equipment Manufacturers ("OEMs") to be incorporated in systems that they sell in their respective industries. During the same six month period, we signed OEM agreements with two Systems Integrators that provide the means for tracking military transportation, the monitoring of goods in transit, and the measurement of processes in the production of petroleum products. Because these OEMs have their own marketing and sales operations, we believe that we can maintain a smaller sales force while still increasing our customer base.

         We have continued our sales efforts through tradeshows and seminars, and the sales leads we generate are passed on to OEMs when appropriate. We intend to approach other OEM Systems Integrators that we believe can use our products in new industrial applications because we believe this to be the best way to grow our business. We use funds available to us from revenues earned and from capital raised in two major areas: the completion of product variations to meet new customer needs and the support of OEM Systems Integrators.

         Depending on the amount of additional capital available to us, we plan to invest a significant portion of any additional available capital in developing the means for our products to be used by more OEMs. We are often asked to engineer changes to make our products fit new customers' needs as OEMs find new applications. This is a continuing activity and we constantly seek to obtain additional capital on terms favorable to us. We cannot assure that we will be able to locate sources of capital on terms favorable to us.

         We currently have six full time employees as compared to seven employees during 2005. Currently, we employ no part time employees. This change reflects expansion of our use of OEMs to introduce and sell our products, the continuation of our engineering department, and the reduction of administrative activity. We believe the evolution of our product line and the use of OEMSystems Integrator sales activity will accelerate the adoption of our technology into new fields and applications.

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

         REVENUE RECOGNITION. We recognize revenue in accordance with the Securities and Exchange Commission ("SEC") Staff Accounting Bulletin No. 104, "Revenue Recognition in Financial Statements" ("SAB 104"). We recognize revenue upon delivery, provided that evidence of an arrangement exists, title, and risk of loss have passed to the customer, fees are fixed or determinable, and collection of the related receivable is reasonably assured. We record revenue net of estimated product returns, which is based upon our return policy, sales agreements, management estimates of potential future product returns related to current period revenue, current economic trends, changes in customer compositionand historical experience. We accrue for warranty costs, sales returns, and other allowances based on our experience which tells us we have less than $25,000 per year in warranty returns and allowances. Generally, we extend credit to our customers and do not require collateral. We perform ongoing credit evaluations of our customers and historic credit losses have been within our expectations. We do not ship a product until we have either a purchase agreement or rental agreement signed by the customer with a payment arrangement. This is a critical policy, because we want our accounting to show only sales which are "final" with a payment arrangement. We do not make consignment sales, nor inventory sales subject to a "buy back" or return arrangement from customers. Accordingly, original equipment manufacturers do not presently have a right to return unsold products to the Company.

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

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005

REVENUE

         Total revenue increased by $367,984 or 247.50% to $516,667 for the three months ended June 30, 2006 compared to the prior period. Revenue increased by $368,650 or 223.85% to $533,333 for the six months ended June 30, 2006 compared to the prior period. This increase in revenue was a result of sales to an existing customer and earned revenue from the prior period.

GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative ("G&A") expenses increased by $48,874 or 34.25%, to $191,554 for the three months ended June 30, 2006 compared to the prior period. G&A expenses increased by $32,883 or 10.18%, to $355,977 for the six months ended June 30, 2006 compared to the prior period. This increase in G&A expenses was the result of increases in salaries which were partially offset by reductions in other categories.

RESEARCH AND DEVELOPMENT

         Research and Development ("R&D") costs decreased by $77,746, or 52.14%, to $71,358 for the three months ended June 30, 2006 compared to the prior period. R&D cost decreased by $137,476, or 48.09%, to $148,371 for the six months ended June 30, 2006 compared to the prior period. This decrease in R&D costs was the result of a decrease in testing of product alternatives, construction of prototypes, and application of engineering time to customer projects.

NET INCOME/(LOSS)

         Net Income increased by $379,151, or 254.96%, to $230,443 for the three months ended June 30, 2006, compared to the prior period. Net Loss decreased by $436,881, or 96.16% to $(17,428) for the six months ended June 30, 2006 compared to the prior period. This increase/decrease in Net Income/(Loss) was the result of a decrease in R&D costs. Currently revenue exceeded operating costs because sales were significant. We cannot assure that revenue will continue to be significant.

LIQUIDITY AND CAPITAL RESOURCES

         The Company had net cash of $205,929 at June 30, 2006, as compared to $407,467 at June 30, 2005.

         During the six months ended June 30, 2006, the Company used $33,880 of cash for operating activities, as compared to $96,511 during the six months ended June 30, 2005. The decrease in the use of cash for operating activities was a result of a decrease in research and development expenses.

         Cash used in investing activities to purchase equipment during the six months ended June 30, 2006 was $0 compared to $1,480 during the six months ended June 30, 2005.

         Cash provided by financing activities relating to the issuance of shares of common stock during the six months ended June 30, 2006 was $67,875, as compared to $373,000 during the six months ended June 30, 2005. Since January 1, 2005, our capital needs have primarily been met from the proceeds of private placements and, to a lesser extent, sales.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Not Applicable

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         On or about March 13, 2006, the Company commenced a private placement of up to six million seven hundred (6,700,000) shares of its common stock (the "Shares") at a price of fifteen cents ($0.15) per Share. During the three months ended June 30, 2006, the Company issued 400,000 Shares for cash of $60,000 to a total of three investors pursuant to the private placement. The private placement was made pursuant to Rule 506 of Regulation D promulgated under section 4(2) of the Securities Act of 1933, as amended.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable

ITEM 5.  OTHER INFORMATION

         Not Applicable

ITEM 6.  EXHIBITS

(a)      Exhibits

         Exhibit           Description
         -------           -----------
3.1       Articles of Incorporation (1)
3.2       Amendments to Articles of Incorporation (1)
3.3       Bylaws (1)
4.1       Specimen Certificate for Common Stock (1)
4.2       2002 Stock Option Plan (1)
4.3       Form of Incentive Stock Option Agreement (1)
4.4       Form of Non Qualified Stock Option Agreement (1)
10.1      Lease Agreement by and between MachineTalker, Inc. and
          SecureCoin, Inc., dated August 20, 2003 (1)
10.2 Agreement No. CA-00062 by and between MachineTalker, Inc. and Kellogg, Brown & Root Services, Inc., dated December 20, 2004 (2)
10.3 Agreement by and between MachineTalker, Inc. and Science Applications International Corporation, dated July 1, 2004 (1)
31.1      Section 302 Certification
32.1      Section 906 Certification
-------------------------

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

         (1) Form 8-K, dated May 5, 2006, filed with the SEC reflecting the resignation of Christopher T. Kleveland as a director and Corporate Secretary of the Company, and the appointment of Roland F. Bryan as the new Corporate Secretary.

         (2) Form 8-K, dated July 10, 2006, filed with the SEC reflecting the resignation of Brian Altounian as a director of the Company.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 14, 2006              MACHINETALKER, INC.


                                    By:  /s/ Roland F. Bryan
                                    ----------------------------------------
                                    Roland F. Bryan, Chairman of the Board,
                                    Chief Executive Officer, President,
                                    Chief Financial Officer and Secretary

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:  /s/ Roland F. Bryan                            Dated: August 14, 2006
     ---------------------------------------
    Roland F. Bryan, Chairman of the Board,
    Chief Executive Officer, President,
    Chief Financial Officer and Secretary
    (Principal Executive and
    Financial/Accounting Officer)