Form 10QSB
period 2006-09-30
MACHINETALKER INC
filed 2006-11-14
CIK 1172631

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR QUARTER ENDED SEPTEMBER 30, 2006

                             COMMISSION FILE NUMBER:
                                    000-49805

                               MACHINETALKER, INC.
                       ----------------------------------
             (Exact name of Registrant as Specified in its Charter)

         DELAWARE                                      01-0592299
----------------------------                     -------------------------
  (State of Incorporation)                  (I.R.S. Employer Identification No.)

             513 De La Vina Street, Santa Barbara, California 93101
               (Address of principal executive offices) (Zip Code)

                                 (805) 957-1680
               Registrant's telephone number, including area code

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:


                                                       NAME OF EACH EXCHANGE ON
  TITLE OF EACH CLASS                                       WHICH REGISTERED
------------------------                            ----------------------------
     COMMON STOCK                                                 OTC

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes      X                No
                                        --------------          -----------

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                    Yes                       No    X
                                        --------------          -----------

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

         As of October 31, 2006 the number of shares outstanding of the registrant's only class of common stock was 159,782,050.

         Transitional Small Business Disclosure Format (check one):

                                    Yes                       No    X
                                        --------------          -----------

                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION
Item 1.  Condensed Consolidated Financial Statements (unaudited)

         Balance Sheet at September 30, 2006 (unaudited).....................................................1

         Statements of Operations for the Nine Months Ended September 30, 2006
         and September 30, 2005 (unaudited)..................................................................2

         Statements of Stockholders' Deficit for the Year Ended December 31, 2005
         and for the Nine Months Ended September 30, 2006 (unaudited)........................................3

         Statement of Cash Flows for the Nine Months Ended September 30, 2006
         and September 30, 2005 (unaudited)..................................................................5

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

Signatures..................................................................................................15

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                               MACHINETALKER, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            BALANCE SHEET - UNAUDITED

                                                   ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                                                $         62,675
  Inventory                                                                                          17,216
  Prepaid Expenses                                                                                    7,238
  Employee Advances                                                                                     347
                                                                                           -----------------
        TOTAL CURRENT ASSETS                                                                         87,476
                                                                                           -----------------

PROPERTY & EQUIPMENT, at cost
  Machinery & Equipment                                                                              13,080
  Computer equipment                                                                                 50,750
  Furniture & Fixture                                                                                 4,671
                                                                                           -----------------
                                                                                                     68,501

  Less accumulated depreciation                                                                     (34,554)
                                                                                           -----------------
        NET PROPERTY AND EQUIPMENT                                                                   33,947
                                                                                           -----------------

OTHER ASSETS
  Security Deposit                                                                                    2,975
                                                                                           -----------------

        TOTAL ASSETS                                                                       $        124,398
                                                                                           =================


                                    LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts payable                                                                         $          6,312
  Accrued expenses                                                                                   25,034
  Unearned revenues                                                                                 128,817
                                                                                           -----------------
        TOTAL CURRENT LIABILITIES                                                                   160,163
                                                                                           -----------------

LONG TERM LIABILITIES
  Notes Payable, shareholder (note 5)                                                               486,000
                                                                                           -----------------
        TOTAL  LIABILITIES                                                                          646,163
                                                                                           -----------------

SHAREHOLDERS' EQUITY DEFICIT
  Common stock, $.001 par value;
  500,000,000 authorized shares;
  159,782,050 shares issued and outstanding                                                         159,782
  Additional paid in capital                                                                      2,434,369
  Accumulated deficit                                                                            (3,115,916)
                                                                                           -----------------

        TOTAL SHAREHOLDERS'  DEFICIT                                                               (521,765)
                                                                                           -----------------

                TOTAL LIABILITIES AND SHAREHOLDERS'  DEFICIT                               $        124,398
                                                                                           =================

   The accompanying notes are an integral part of these financial statements.

                               MACHINETALKER, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      STATEMENTS OF OPERATIONS - UNAUDITED

                                                              Quarter Ended              Nine Months Ended
                                                       ---------------------------- ----------------------------   From Inception
                                                                                                                  January 30,2002
                                                              September 30,                September 30,               through
                                                           2006           2005          2006           2005       September 30, 2006
                                                       --------------- ------------- -------------  ------------- ------------------

REVENUE                                                $       10,000  $     35,000  $    543,333   $    199,683  $         972,849

COST OF SERVICES                                                  688        91,440        32,058        261,989            377,482
                                                       --------------- ------------- -------------  ------------- ------------------

GROSS PROFIT                                                    9,312       (56,440)      511,275        (62,306)           595,367

OPERATING EXPENSES
 Salaries                                                      63,410        49,209       238,775        121,196            940,253
 Professional and consulting fees                              13,592        49,192        71,021        173,945
653,392
 Research and development                                      72,320        42,085       220,691        149,483            865,852
 Patent Expense                                                 4,485         3,575         6,135          7,225             25,249
 Rent                                                           3,566         3,566        10,698         10,698            142,278
 Insurance expenses                                             6,213         4,242        18,680         24,178             85,984
 Depreciation and amortization                                  3,409         2,737        10,228          7,756             34,554
 Payroll taxes                                                 10,247        12,387        37,975         37,154            144,867
 Office expense                                                 2,040         4,404         6,513          7,956             54,807
 Meals and entertainment                                          889           243         2,160          1,875             13,083
 Postage & Delivery                                               719           705         3,010          5,358             14,706
 Repairs & Maintenance                                          1,109            90         2,289          3,227              9,055
 Storage Expense                                                4,500         4,600        13,500          8,820             30,030
 Travel                                                         2,534           972        16,800          7,884             50,572
 Taxes & Licenses                                                 432            70           586          5,265              8,650
 Advertising                                                    4,783         3,616        16,625         17,986             41,910
 Telephone and Utilities                                        2,029         2,086         6,502          5,115             25,382
 Stock Compensation Cost                                       16,571             -        35,008              -             35,008
 Marketing Services                                                 -             -             -         27,851            409,200
                                                       --------------- ------------- -------------  ------------- ------------------
        TOTAL OPERATING EXPENSES                              212,848       183,779       717,196        622,972          3,584,832
                                                       --------------- ------------- -------------  ------------- ------------------

LOSS FROM OPERATIONS                                         (203,536)     (240,219)     (205,921)      (685,278)        (2,989,465)

OTHER INCOME/(EXPENSE) BEFORE PROVISION FOR INCOME TAXES
 Interest Income                                                    3         3,115           355          7,197             10,222
 Interest Expense                                              (6,595)       (6,860)      (21,190)       (20,193)          (131,273)
 Loss on Sale of Asset                                              -             -             -              -             (2,200)
                                                       --------------- ------------- -------------  ------------- ------------------
       TOTAL OTHER INCOME/(EXPENSE)                            (6,592)       (3,745)      (20,835)       (12,996)          (123,251)
                                                       --------------- ------------- -------------  ------------- ------------------

PROVISION FOR INCOME TAXES                                          -             -          (800)             -             (3,200)
                                                       --------------- ------------- -------------  ------------- ------------------

NET LOSS                                                     (210,128)     (243,964)     (227,556)      (698,274)        (3,115,916)
                                                       =============== ============= =============  ============= ==================


BASIC AND DILUTED LOSS PER SHARE                       $        (0.00) $      (0.00) $      (0.00)  $      (0.00)
                                                       =============== ============= =============  =============

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
      BASIC AND DILUTED                                   159,758,137   159,017,050   159,500,548    156,283,188
                                                       =============== ============= =============  =============


   The accompanying notes are an integral part of these financial statements.

                               MACHINETALKER, INC.
                          (A Development Stage Company)
                       STATEMENTS OF SHAREHOLDERS DEFICIT
         FROM INCEPTION THROUGH THE NINE MONTHS ENDED SEPTEMBER 30, 2006

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




                               MACHINETALKER, INC.
                          (A Development Stage Company)
                       STATEMENTS OF SHAREHOLDERS DEFICIT
         FROM INCEPTION THROUGH THE NINE MONTHS ENDED SEPTEMBER 30, 2006


                                   (Continued)

                                                                                                        Accumulated
                                                                                                      Deficit During
                                                                    Common stock          Additional       the
                                                             ---------------------------    Paid-in     Development
                                                               Shares         Amount        Capital        Stage          Total
                                                             ------------ -------------- -------------- ------------- -------------

Issuance of common stock in July
  through December 31, 2004 for cash                          24,560,000         24,560        589,440             -       614,000

Net Loss                                                                                                    (573,454)     (573,454)
                                                             ------------ -------------- -------------- ------------- -------------
Balance at December 31, 2004                                 141,930,000        141,930      1,534,070    (1,820,169)     (144,169)

Issuance of common stock in January 2005
  (13,720,000 shares at $0.025 per share for cash)            13,720,000         13,720        329,280                     343,000

Issuance of common stock in March 2005
  (300,000 shares at $0.10 per share for cash)                   300,000            300         29,700                      30,000

Issuance of 3,817,000 warrants for services                                                    129,550                     129,550

Issuance of common stock in April 2005
  (300,000 shares at $0.10 per share for cash)                   300,000            300         29,700                      30,000

Issuance of common stock in May 2005
  (267,050 shares at fair value for services)                    267,050            267          7,801                       8,068

Issuance of common stock in May 2005
  (1,450,000 shares at $0.10 per share for cash)               1,450,000          1,450        143,550                     145,000

Issuance of common stock in June 2005
  (1,050,000 shares at $0.10 per share for cash)               1,050,000          1,050        103,950                     105,000

Issuance of 260,000 warrants for services                                                       23,400                      23,400

Net Income                                                                                                 (1,068,191)  (1,068,191)
                                                             ------------ -------------- -------------- ------------- -------------
Balance at December 31, 2005                                 159,017,050        159,017      2,331,001     (2,888,360)    (398,342)

Common stock warrants exercised in March 2006
   (315,000 common stock warrants excercised
        at $0.025)(unaudited)                                    315,000            315          7,560                       7,875

Private Placement in 2nd Qtr 2006
   (400,000 shares at $0.15 per share for cash)(unaudited)       400,000            400         59,600                      60,000

Stock Compensation Cost (unaudited)                                                             35,008                      35,008

Common Stock warrants exercised in August 2006
   (50,000 common stock warrants exercised
       at $0.025)(unaudited)                                      50,000             50          1,200                       1,250

Net Loss for the period September 30, 2006 (unaudited)                                                      (227,556)     (227,556)
                                                             ------------ -------------- -------------- ------------- -------------

Balance at September 30, 2006                                159,782,050   $    159,782   $  2,434,369   $(3,115,916)  $  (521,765)
                                                             ============ ============== ============== ============= =============



   The accompanying notes are an integral part of these financial statements.

                               MACHINETALKER, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       STATEMENT OF CASH FLOWS - UNAUDITED

                                                                             Nine Months Ended
                                                                   --------------------------------------   From Inception
                                                                                                           January 30, 2002
                                                                      September 30,                             through
                                                                          2006               2005         September 30, 2006
                                                                   ------------------- ------------------ --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                          $        (227,556)  $       (698,274)  $       (3,115,916)
 Adjustment to reconcile net loss to net cash
  used in operating activities
 Depreciation and amortization                                                10,228              7,756               39,653
 Issuance of common shares and warrants for  services                         35,008             35,919              452,276
 Disposal of Asset                                                                 -                  -                4,200
  (Increase) Decrease in:
   Accounts receivable                                                         2,000            155,000                    -
   Inventory                                                                  (4,692)            (6,731)             (17,216)
   Prepaid expenses                                                           (7,238)                                 (7,238)
   Employee Advances                                                             (53)                 -                 (347)
   Due from Secure Coin                                                            -             (2,177)                   -
   Deposits                                                                        -             (2,500)              (2,975)
  Increase (Decrease) in:
   Accounts payable                                                           (6,284)             1,717                6,312
   Accrued expenses                                                              203              3,729               25,034
   Unearned revenue                                                          (30,000)           168,817              128,817
   Tax liabilities                                                                 -               (191)                   -
                                                                   ------------------- ------------------ --------------------

        NET CASH USED IN OPERATING ACTIVITIES                               (228,384)          (336,935)          (2,487,400)
                                                                   ------------------- ------------------ --------------------

Net CASH FLOWS USED IN INVESTING ACTIVITIES:
 Purchase of property and equipment                                                -            (37,607)             (72,700)
                                                                   ------------------- ------------------ --------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from/payments to Officers Loans                                     50,000             (6,000)             886,000
 Proceeds from issuance of common stock                                       69,125            653,000            1,729,125
                                                                   ------------------- ------------------ --------------------

        NET CASH PROVIDED BY FINANCING ACTIVITIES                            119,125            647,000            2,615,125
                                                                   ------------------- ------------------ --------------------

                NET INCREASE IN CASH                                        (109,259)           272,458               55,025


CASH, BEGINNING OF PERIOD                                                    171,934            132,459                7,650
                                                                   ------------------- ------------------ --------------------

CASH, END OF PERIOD                                                $          62,675   $        404,917   $           62,675
                                                                   =================== ================== ====================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Interest paid                                                   $          21,190   $         18,715   $          131,273
                                                                   =================== ================== ====================

   Taxes paid                                                      $             800   $              -   $            3,200
                                                                   =================== ================== ====================



   The accompanying notes are an integral part of these financial statements.

                               MACHINETALKER, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS - UNAUDITED
                               SEPTEMBER 30, 2006

1.   BASIS OF PRESENTATION

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and item 310(b)of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information refer to the financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 2005.


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

     GOING CONCERN
     The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company does not generate significant revenue, and has negative cash flows from operations, which raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, an additional cash infusion. As discussed in note 3, the Company has obtained funds from its shareholders since its inception through September 30, 2006. Management believes this funding will continue, and is also actively seeking new investors. Management believes the existing shareholders and the prospective new investors will provide the additional cash needed to meet the Company's obligations as they become due, and will allow the development of its core of business.

     DEVELOPMENT STAGE ACTIVITIES AND OPERATIONS
     The Company has been in its initial stages of formation and for the nine months ended September 30, 2006, had insignificant revenues. FASB #7 defines a development stage activity as one in which all efforts are devoted substantially to establishing a new business and even if planned principal operations have commenced, revenues are insignificant.

     REVENUE RECOGNITION AND UNEARNED INCOME
     The Company recognizes revenue when services are performed, and at the time of shipment of products, provided that evidence of an arrangement exists, title and risk of loss have passed to the customer, fees are fixed or determinable, and collection of the related receivable is reasonably assured. The Company also granted an exclusive license limited to a specific application for the use of the technology required to operate the Company's product. The revenue related to this transaction is recognized over the contract period, and the related deferred revenue amounted to $128,817 at September 30, 2006. To date the Company has had minimal revenue and is still in the development stage.

                               MACHINETALKER, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS - UNAUDITED
                               SEPTEMBER 30, 2006

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

     The Company adopted FAS 123R using the modified prospective method which requires the application of the accounting standard as of January 1, 2006. Our financial statements as of and for the nine months ended September 30, 2006 reflect the impact of adopting FAS 123R. In accordance with the modified prospective method, the financial statements for prior periods have not been restated to reflect, and do not include, the impact of FAS 123R.

     Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the condensed statement of operations during the nine months ended September 30, 2006, included compensation expense for the stock-based payment awards granted prior to, but not yet vested, as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of FAS 148, and compensation expense for the stock-based payment awards granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with FAS 123R. As stock-based compensation expense recognized in the statement of income for the nine months ended September 30, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. FAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the pro forma information required under FAS 148 for the periods prior to the nine months ended September 30, 2006, we accounted for forfeitures as they occurred. The stock-based compensation expense recognized in the condensed statement of operations during the nine months ended September 30, 2006 is $35,008.

                                                                            2006          2005
                                                                      -------------- -------------
Net Loss
  As reported                                                          $   (227,556)  $  (698,274)
  Add: Stock Based Employee Compensation expense
  included in reported net loss, net of related tax effects                       -             -

  Deduct: Total Stock Based Employee Compensation
  expense determined under fair value based method for
  all awards, net of related tax effects                                          -       (23,172)
                                                                      -------------- -------------

  Pro Forma                                                            $   (227,556)  $  (721,446)
                                                                      ============== =============

  Basic and Diluted Loss per Share
            As reported                                                $      (0.00)  $     (0.00)
                                                                      ============== =============
            Pro Forma                                                  $      (0.00)  $     (0.00)
                                                                      ============== =============

                               MACHINETALKER, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS - UNAUDITED
                               SEPTEMBER 30, 2006

3.   CAPITAL STOCK

     At September 30, 2006, the Company's authorized stock consists of 500,000,000 shares of common stock, par value $0.001 per share. During the nine months ended September 30, 2006, the Company issued 400,000 shares of common stock for cash of $60,000 at a price of $0.15 per share through a private placement and 365,000 shares of common stock for cash of $9,125 through the exercise of warrants at a price of $0.025 per share. During the nine months ended September 30, 2005, the Company issued 2,800,000 shares of common stock for cash of $280,000; 267,050 shares of common stock for services at a fair value of $8,068; 260,000 warrants to purchase 260,000 shares of common stock for services at a fair value of $23,400; 13,720,000 shares of common stock for cash of $343,000; and 300,000 shares of common stock for cash of $30,000.

4.   STOCK OPTIONS AND WARRANTS

     The Company adopted a Stock Option Plan for the purposes of granting stock options to its employees and others providing services to the Company, which reserves and sets aside for the granting of Options for Twenty Million (20,000,000) shares of Common Stock. Options granted under the Plan may be either Incentive Options or Nonqualified Options and shall be administered by the Company's Board of Directors ("Board"). Each option shall be exercisable in full or in installments and at such times as designated by the Board. Notwithstanding any other provision of the Plan or of any Option agreement, each Option shall expire on the date specified in the Option agreement, which date shall not be later than the tenth anniversary from the effective date of this option. During the nine months ended September 30, 2006 and 2005, the Company granted no stock options. The Company's outstanding stock options vest as follows: 25% one year from The date of employment and 1/36 every 30 days thereafter until the remaining stock options have vested. The Company's outstanding stock options are exercisable for a period of ten years from the date of grant at exercise prices ranges from $0.025 to $0.10 per share, as adjusted for the ten for one forward split of the Company's common stock.

     FAS 123R, Share-based compensation, requires stock-based compensation expense to be accounted for using a fair value based method. The fair value of options granted was determined using the Black Schole method with the following assumptions:
                                                 2006                  2005
                                           ------------------  -----------------
Risk free interest rate                      4.08% to 4.47%      4.08% to 4.47%
Stock volatility factor                      139% to 230%        139% to 230%
Weighted average expected option life        10 years            10 years
Expected dividend yield                      None                None

         A  summary  of  the  Company's   stock  option   activity  and  related
information follows:

                                                        2006                             2005
                                                        ----                             ----
                                                              Weighted                         Weighted
                                               Number         average            Number        average
                                                 of           exercise             of          exercise
                                               Options          price            Options         price
                                             ----------     -------------     -------------   ------------
Outstanding, beginning of period               8,700,000    $     0.051          8,000,000    $   0.047
Granted                                                -              -                  -            -
Exercised                                              -              -                  -            -
Expired                                                -              -                  -            -
                                             -----------    -------------     -------------   ------------
Outstanding, end of period                     8,700,000    $     0.051          8,000,000    $   0.047
                                             ===========    =============     =============   ============
Exercisable at the end of period               8,219,999    $     0.049          5,994,520    $   0.047
                                             ===========    =============     =============   ============
Weighted average fair value of
 options granted during the period                          $         -                       $       -
                                                            =============                     ============

                               MACHINETALKER, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS - UNAUDITED
                               SEPTEMBER 30, 2006

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

     The weighted average remaining contractual life of options outstanding issued under the plan as of September 30, 2006 was as follows:

                                                              Weighted           Weighted            Weighted
                                                              Average             Average             Average
                          Stock              Stock           Remaining        Exercise Price      Exercise Price
   Exercisable           Options            Options         Contractual         of Options          of Options
      Prices           Outstanding         Exercisable      Life (years)        Outstanding         Exercisable
------------------- ------------------ ------------------------------------ -------------------- ------------------
      $ 0.025              1,000,000             936,986      7.6 years           $ 0.025             $ 0.025
      $ 0.050              7,000,000           7,000,000      7.0 years           $ 0.050             $ 0.050
      $ 0.100                700,000             283,013      9.0 years           $ 0.100             $ 0.100
                    ------------------ -------------------
                           8,700,000           8,219,999
                    ================== ===================

     WARRANTS

     During the nine months ended September 30, 2006, the Company issued no new warrants. During the nine months ended September 30, 2006, 365,000 warrants to purchase 365,000 shares of common stock were exercised at $0.025 per share. During the nine months ended September 30, 2005, the Company issued a total of 4,077,000 warrants to purchase a total of 4,077,000 shares of the Company's common stock to fifteen individuals for marketing services rendered to the Company. At September 30, 2006 the Company had a total of 3,712,000 warrants to purchase 3,712,000 shares of common stock outstanding.

5.   RELATED PARTY
     The Company leases its premises from a company in which our majority shareholders are minority shareholders pursuant to a two year lease which expires on August 20, 2008, with the option to extend the lease term for one year. The rent expense for the nine months ended September 30, 2006 and 2005 amounted to $10,698 respectively.

     During the nine months ended September 30, 2006, the Company's President loaned the Company $219,900 to fund the Company's expenses. The loan of $169,900 was repaid with interest during the nine months ended September 30, 2006.

6.   SUBSEQUENT EVENTS
     During October 2006, the Company issued 600,000 warrants for services at a fair value of $72,000 to purchase shares of common stock.

     On or about November 8, 2006, the Company commenced a private placement of up to 7,700,000 units (the "Units") at a price of thirteen cents ($0.13) per Unit. Each Unit offered in this placement consists of one share of the Company's common stock ("Common Stock") and one-seventh of a warrant ("Warrant"). Each full Warrant is exercisable for a period of five years from the date of issuance for an exercise price of $0.13 per share of Common Stock. An investor must purchase at least seven Units to obtain one full Warrant and purchase Units in increments of seven to avoid fractional Warrants. No fractional Warrants may be exercised. This private placement is being made in reliance upon an exemption from registration under Rule 506 of Regulation D promulgated under Section 4(2) of the Securities Act of 1933, as amended.

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

OVERVIEW

         During the nine months ended September 30, 2006, we completed the design and manufacture of two new products that we believe can be used in a variety of industrial applications. We obtained the funds necessary to complete the development of these products from revenues earned and from capital raised by us in private placements during fiscal year 2005. These products are for use by Original Equipment Manufacturers ("OEMs") to be incorporated in systems that they sell in their respective industries. During the same nine month period, we signed OEM agreements with two Systems Integrators that provide the means for tracking military transportation, the monitoring of goods in transit, and the measurement of processes in the production of petroleum products. Because these OEMs have their own marketing and sales operations, we believe that we can maintain a smaller sales force while still increasing our customer base.

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

         We currently have six full time employees as compared to seven employees during 2005. Currently, we employ no part time employees. This change reflects expansion of our use of OEMs to introduce and sell our products, the continuation of our engineering department, and the reduction of administrative activity. We believe the evolution of our product line and the use of OEM Systems Integrator sales activity will accelerate the adoption of our technology into new fields and applications.

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

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

REVENUE

         Total revenue decreased by $25,000 or (71.43)% to $10,000 for the three months ended September 30, 2006 compared to the prior period. Revenue increased by $343,650 or 172.10% to $543,333 for the nine months ended September 30, 2006 compared to the prior period. This increase in revenue was a result of sales to an existing customer and earned revenue from the prior period.

GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative ("G&A") expenses decreased by $(1,166) or (0.82)%, to $140,528 for the three months ended September 30, 2006 compared to the prior period. G&A expenses increased by $23,016 or 4.86%, to $496,505 for the nine months ended September 30, 2006 compared to the prior period. This increase in G&A expenses was the result of increases in salaries which were partially offset by reductions in other categories.

RESEARCH AND DEVELOPMENT

         Research and Development ("R&D") costs increased by $30,235, or 71.84%, to $72,320 for the three months ended September 30, 2006 compared to the prior period. R&D cost increased by $71,208, or 47.64%, to $220,691 for the nine months ended September 30, 2006 compared to the prior period. This increase in R&D costs was the result of testing of product alternatives, construction of prototypes, and application of engineering time to customer projects.

NET LOSS

         Net Loss decreased by $33,836, or 13.87%, to $(210,128) for the three months ended September 30, 2006, compared to the prior period. Net Loss decreased by $470,718, or 67.41% to $(227,556) for the nine months ended September 30, 2006 compared to the prior period. This decrease in Net Loss was the result of a decrease in R&D costs. Currently revenue exceeded operating costs because sales were significant. We cannot assure that revenue will continue to be significant.

LIQUIDITY AND CAPITAL RESOURCES

         The Company had net cash of $62,675 at September 30, 2006, as compared to $404,917 at September 30, 2005.

         During the nine months ended September 30, 2006, the Company used $228,384 of cash for operating activities, as compared to $336,935 during the nine months ended September 30, 2005. The decrease in the use of cash for operating activities was the result of a decrease in professional fees.

         Cash used in investing activities to purchase equipment during the nine months ended September 30, 2006 was $0 compared to $37,607 during the nine months ended September 30, 2005.

         Cash provided by financing activities relating to the issuance of shares of common stock and shareholder loans during the nine months ended September 30, 2006 was $119,125, as compared to $647,000 during the nine months ended September 30, 2005. Since January 1, 2005, our capital needs have primarily been met from the proceeds of private placements and, to a lesser extent, sales.

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

ITEM 3.  CONTROLS AND PROCEDURES

         The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of September 30, 2006. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2006, the Company's disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, is made known to the Company's Chief Executive Officer and Chief Financial Officer by others within the Company, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Not Applicable

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         During the three months ended September 30, 2006, warrants to purchase 50,000 shares of the Company's common stock were exercised by one individual at an exercise price of $0.025 per share.

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

         None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 14, 2006             MACHINETALKER, INC.


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


By:  /s/ Roland F. Bryan                            Dated: November 14, 2006
     ---------------------------------------
    Roland F. Bryan, Chairman of the Board,
    Chief Executive Officer, President,
    Chief Financial Officer and Secretary
    (Principal Executive and
    Financial/Accounting Officer)