Form 10KSB
period 2006-12-31
MACHINETALKER INC
filed 2007-04-18
CIK 1172631

FORM 10-KSB
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                 [X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended: December 31, 2006

            For the period from January 1, 2006 to December 31, 2006

                        COMMISSION FILE NUMBER 333-127080

                               MACHINETALKER, INC.
                              --------------------
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

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                   NAME OF EACH EXCHANGE ON
   TITLE OF EACH CLASS                                   WHICH REGISTERED
------------------------                          --------------------------
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |__| No |X|

         State issuer's revenues for its most recent fiscal year.  $553,333

         The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $8,650,000 as of March 31, 2007 (computed by reference to the last sale price of a share of the registrant's Common Stock on that date as reported by NASDAQ).

         There were 161,599,582 shares outstanding of the registrant's Common Stock as of March 31, 2007.

                                TABLE OF CONTENTS

PART I.................................................................   1
ITEM 1.................................................................   1
ITEM 2.................................................................   7
ITEM 3.................................................................   7
ITEM 4.................................................................   7
PART II................................................................   8
ITEM 5.................................................................   8
ITEM 6.................................................................   9
ITEM 7................................................................   13
ITEM 8.................................................................. 31
ITEM 8A................................................................. 31
ITEM 8B..................................................................31
PART III................................................................ 31
ITEM 9.................................................................. 31
ITEM 10................................................................. 34
ITEM 11................................................................. 36
ITEM 12................................................................. 38
ITEM 13................................................................. 38
ITEM 14................................................................. 39
SIGNATURES.............................................................. 39


                                     PART I

ITEM 1. BUSINESS

GENERAL

         MachineTalker, Inc. ("MTI" or "we") is a Delaware corporation formed to engage in the business of developing and marketing a wireless control technology. From inception until mid 2004, we focused our operations on the development of our wireless control technology. We made our first sales of product and services in 2004. These sales, however, were not sufficient to cover all expenditures for product development and marketing, resulting in a net loss since inception through December 31, 2006 of $(3,500,326). While we are currently shifting the focus of our operations from developing new products to marketing and selling our existing products, we cannot assure that we will be successful in our efforts.

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

         Talkers(R) can be used in a variety of applications. In 2005 we developed a trial application for a customer who needed a way to track and maintain the security of numerous shipping containers. Talkers(R) were placed within the shipping containers enabling the customer to track the location of each container and to confirm their safety. We also developed a trial application for a customer who sought a way to relay information among small Unmanned Aerial Vehicles and ground stations. Talkers(R) were placed on-board the UAV to gather and report data to share with adjacent aircraft and ground stations. With the implementation of our special display software, tracking of Talkers(R) can be viewed on personal computers, laptops and PDAs. In 2006 we demonstrated new packaged Talkers(R) that are to be used on pallets of cargo in transport and our product was HERO approved for use on pallets of munitions for the military. Other Talkers(R) have been adapted for use in the gathering of data from sensors in the energy audit business. These demonstrations are being conducted by OEM representative and we continue to demonstrate our products at trade shows and to potential customers.

HISTORY

         MTI was formed in January 2002 by Roland F. Bryan, Christopher T. Kleveland and Mark P. Harris. Our founders are also shareholders of SecureCoin, Inc. ("SecureCoin"). As part of our initial capitalization, our founders contributed certain intellectual property that was developed at and purchased from SecureCoin. SecureCoin assigned all rights to that intellectual property to Messrs. Bryan, Kleveland and Harris in January 2002, and those co-founders then contributed the intellectual property rights to us in connection with our formation. This intellectual property forms the core of our proprietary smart security network technology that allow governments, businesses and individuals to rapidly deploy wireless security systems to protect and monitor things, places and people. Talkers(R) are designed to track the whereabouts and status of the objects into which they are placed. Talkers(R) can be grouped in small clusters or "communities" and can be programmed to sense, record, process, and act upon specified events based upon a customer's specific needs. Once programmed, Talkers(R) are placed into the objects the customer desires to track. Talkers(R) then monitor and report activity as programmed to each other and to the customer via the Internet. For example, Talkers(R) placed inside shipping containers or on shipping pallets can be programmed to monitor and report activity concerning the tracking and security of the shipping containers or pallets and their cargo in transit, including loading and unloading freight manifests. The information can then be exchanged with the trucks onto which the containers are being transported.

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

         PATENT APPLICATION. Application No. 20040114557 for a United States patent in the names of Roland F. Bryan, Mark P. Harris, and Christopher T. Kleveland and assigned to MTI entitled "Self Coordinated Machine Network" was filed on April 23, 2002, by our former intellectual property counsel, Lyon & Lyon, LLP. In 2005 we contacted our patent examiner who permitted us to amend our application to include additional claims. We filed an amended patent application in May 2005. Our Patent No.: US 7,184,423,B2 was issued to the Company, on 27 February 2007, Titled "Self Coordinated Machine Network."

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

INVESTMENT IN SENSE-COMM TECHNOLOGY LLC

         In November 2006, we issued 600,000 shares of our common stock to purchase 10% of Sense-Comm Technology LLC ("Sense-Comm"). Sense-Comm is a limited liability company formed in August 2006 by a small group of individuals to become a distributor and reseller of our intelligent wireless network sensor controlling technology to the energy and petroleum industries.

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

EMPLOYEES

         As of December 31, 2006, we employed five people on a full-time basis. Of those five full-time employees, two are employed in an administrative, marketing, and sales position, and the remaining three are technical employees employed in research, development, and production positions. We project that during the next 12 months, our workforce is likely to increase to eight, with two of the new positions being in administrative, marketing, and sales positions and the remaining position being in research, development, and production.

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

ITEM 2. PROPERTIES

         We currently lease approximately 1,541 square feet of office space at 513 De La Vina Street, Santa Barbara, California 93101 from a company owned by the majority shareholders at a base rental rate of approximately $1,426 per month pursuant to a month to month lease.

ITEM 3. LEGAL PROCEEDINGS

         We are not currently a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

COMMON STOCK

         Our common stock began trading in February 2006 on the OTC Bulletin Board Market under the symbol "MTKN." The range of high and low bid quotations for each fiscal quarter within the last two fiscal years was as follows:

                 Year Ended December 31, 2006          HIGH             LOW
                                                       ----             ---

     First Quarter ended March 31, 2006                $0.25            $0.19
     Second Quarter ended June 30, 2006                $0.21            $0.15
     Third Quarter ended September 30, 2006            $0.18            $0.09
     Fourth Quarter ended December 31, 2006            $0.17            $0.11

                 Year Ended December 31, 2005          HIGH             LOW
                                                       ----             ---

     First Quarter ended March 31, 2005                N/A              N/A
     Second Quarter ended June 30, 2005                N/A              N/A
     Third Quarter ended September 30, 2005            N/A              N/A
     Fourth Quarter ended December 31, 2005            N/A              N/A
---------------------

         The above quotations reflect inter-dealer prices, without retail markup, mark-down, or commission and may not necessarily represent actual transactions.

         As of December 31, 2006, there were approximately 199 record holders of our common stock, not including shares held in "street name" in brokerage accounts which is unknown. As of December 31, 2006, there were approximately 160,539,193 shares of common stock outstanding on record.

DIVIDENDS

         We have not declared or paid any cash dividends on its common stock and does not anticipate paying dividends for the foreseeable future.

EQUITY COMPENSATION PLAN INFORMATION

         Effective February 15, 2002, our Board of Directors adopted the MachineTalker, Inc. 2002 Stock Option Plan for Directors, Officers, Employees and Key Consultants (the "Plan") under which a total of 20,000,000 shares of Common Stock have been reserved for issuance pursuant to the grant and exercise of up to 20,000,000 stock options. The Plan has been approved by the holders of our outstanding shares. The following table sets forth certain information regarding the Plan as of December 31, 2006:

                                                                                            NUMBER OF SECURITIES
                             NUMBER OF SECURITIES TO BE     WEIGHTED-AVERAGE EXERCISE      REMAINING AVAILABLE FOR
                               ISSUED UPON EXERCISE OF     PRICE OF OUTSTANDING STOCK   FUTURE ISSUANCE UNDER EQUITY
                              OUTSTANDING STOCK OPTIONS              OPTIONS                 COMPENSATION PLANS
                             --------------------------    --------------------------   -----------------------------
Equity compensation plans             8,700,000                      $0.051                      11,300,000
approved by security
holders

         For the fiscal year ended December 31, 2006, we issued no stock options.

WARRANTS

         For the fiscal year ended December 31, 2006, we issued warrants to purchase 620,000 shares of unregistered common stock, at a weighted exercise average price of $0.12 per share, to various consultants for business development and marketing services in lieu of cash. None of these warrants have been exercised.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

CAUTIONARY STATEMENTS

         This Form 10-KSB contains financial projections and other "forward-looking statements," as that term is used in federal securities laws, about MachineTalker, Inc.'s financial condition, results of operations and business. These statements include, among others: statements concerning the potential for revenues and expenses and other matters that are not historical facts. These statements may be made expressly in this Form 10-KSB. You can find many of these statements by looking for words such as "believes," "expects," "anticipates," "estimates," or similar expressions used in this Form 10-KSB. These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause our actual results to be materially different from any future results expressed or implied by us in those statements. The most important facts that could prevent us from achieving its stated goals include, but are not limited to, the following:

         (a)      volatility or decline of our stock price;
         (b)      potential fluctuation in quarterly results;
         (c)      failure of us to earn revenues or profits;
         (d) inadequate capital and barriers to raising the additional capital or to obtaining the financing needed to implement its business plans;
         (e)      inadequate capital to continue business;
         (f)      changes in demand for our products and services;
         (g)      rapid and significant changes in markets;
         (h) litigation with or legal claims and allegations by outside parties;
         (i)      insufficient revenues to cover operating costs.

         Because the statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements. We caution you not to place undue reliance on the statements, which speak only as of the date of this Form 10-KSB. The cautionary statements contained or referred to in this section should be considered in connection with any subsequent written or oral forward-looking statements that MTI or persons acting on our behalf may issue. We do not undertake any obligation to review or confirm analysts' expectations or estimates or to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this Form 10-KSB or to reflect the occurrence of unanticipated events.

         The following discussion should be read in conjunction with our condensed consolidated financial statements and notes to those statements. In addition to historical information, the following discussion and other parts of this quarterly report contain forward-looking information that involves risks and uncertainties.

OVERVIEW

         Our  completion  of  several  products  that  are  now  being  used  in demonstrations of Talker(R) capability at conferences, seminars and invited presentations during the year ended December 31, 2006 have increased the number of customer contacts, from which we expect to secure new business in the next several years. Our products have entered the next level in two separate industrial areas, that of tracking and security of goods loaded upon pallets for transport and storage; and that of data acquisition by servicing remote sensors over wireless connections. We obtained small amounts of external equity financing plus revenue during fiscal year 2006, so we were able to produce sufficient numbers of the new products to introduce them into the demonstrations. We have supplied these representative units to the several OEM representatives that have signed on to introduce our products to their customers.

         Now that we have completed development of the basic product line, we require additional capital to promote sales growth. Depending on the amount of additional capital available to us, we plan to invest a significant portion in sales and marketing, manufacturing inventory, and infrastructure. We cannot assure that we will be able to locate sources of capital on terms favorable to us.

         We currently have five full time employees as compared to seven employees during 2005. This change reflects concentration on completion of the products by our Engineering staff and reduction of administration. Now that we have products to demonstrate we need to employ technical sales staff to better introduce the products to OEMs and System Integrators so that they will adopt our technology into their relative fields and applications.

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

         REVENUE RECOGNITION. We recognize revenue in accordance with the Securities and Exchange Commission ("SEC") Staff Accounting Bulletin No. 104, "Revenue Recognition in Financial Statements" ("SAB 104"). We recognize revenue upon delivery, provided that evidence of an arrangement exists, title, and risk of loss have passed to the customer, fees are fixed or determinable, and collection of the related receivable is reasonably assured. We record revenue net of estimated product returns, which is based upon our return policy, sales agreements, management estimates of potential future product returns related to current period revenue, current economic trends, changes in customer composition and historical experience. We accrue for warranty costs, sales returns, and other allowances based on our experience which tells us we have less than $25,000 per year in warranty returns and allowances. Generally, we extend credit to our customers and do not require collateral. We perform ongoing credit evaluations of our customers and historic credit losses have been within our expectations. We do not ship a product until we have either a purchase agreement or rental agreement signed by the customer with a payment arrangement. This is a critical policy, because we want our accounting to show only sales which are "final" with a payment arrangement. We do not make consignment sales, nor inventory sales subject to a "buy back" or return arrangement from customers. Accordingly, original equipment manufacturers do not presently have a right to return unsold products to us.

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

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

REVENUE

         Total revenue for the twelve month period ended December 31, 2006 increased by $328,650 to $553,333 from $224,683 in the prior year. This increase in revenue was a result of sales to existing customers.

COST OF SALES

         Cost of Sales ("COS") expenses decreased by $(291,559) or (84.41)%, to $53,865 for the year ended December 31, 2006 compared to the prior year. This decrease in COS expenses was the result of a decrease in materials purchased for inventory.

GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative ("G&A") expenses decreased by $(44,004) or (6.04)%, to $683,266 for the year ended December 31, 2006 compared to the prior year. This decrease in G&A expenses was the result of a decrease in professional and consulting fees.

RESEARCH AND DEVELOPMENT

         Research and Development ("R&D") costs increased by $126,204 or 63.16%, to $326,032 for the year ended December 31, 2006 compared to the prior year. This increase in R&D costs was the result of an increase in testing of product alternatives, construction of prototypes, and application of engineering time to new customer demonstration projects.

NET LOSS

         Net Loss decreased by $(456,223), or (42.70)%, to $611,967 for the year ended December 31, 2006, compared to the prior year. This decrease in Net Loss was the result of a decrease in G&A expenses and an increase in sales. Currently operating costs exceed revenue because sales are not yet sufficient to cover costs. We cannot assure when or if revenue will exceed operating costs.

LIQUIDITY AND CAPITAL RESOURCES

         MTI had net cash of $50,546 at December 31, 2006, as compared to $171,934 at December 31, 2005.

         During the year ended December 31, 2006, MTI used $451,513 of cash for operating activities, as compared to $566,510 during the year ended December 31, 2005. The decrease in the use of cash for operating activities was a result of a decrease in legal fees incurred, and other general and administrative expenses.

         Cash used in investing activities to purchase equipment during the year ended December 31, 2006 was $0 compared to $41,015 during the year ended December 31, 2005.

         Cash provided by financing activities relating to the issuance of shares of common stock during the year ended December 31, 2006 was $80,125, as compared to $653,000 during the year ended December 31, 2005. Our capital needs have primarily been met from the proceeds of private placements, shareholder loans, and to a lesser extent, sales.

         We will have additional capital requirements during 2007 as we continue with our plan of securing new OEM relationships and developing requisite products. Although we cannot quantify these anticipated costs with specificity, we estimate that we will incur approximately $300,000 in marketing and sales costs during the next twelve months of operations and that our research and development costs will approximate $400,000 during the next twelve months of operations. We do not anticipate, however, any significant capital equipment expenditures. There is no assurance that marketing, research and development costs in 2007 will not exceed or vary from those costs expected by management. We intend to meet our cash requirements through sales of our products and plan to continue to generate sales leads through tradeshows and marketing. If we are unable to satisfy our cash requirements through product sales, we will attempt to raise additional capital through the sale of our common stock.

         We cannot assure that we will have sufficient capital to finance our growth and business operations or that such capital will be available on terms that are favorable to us or at all. We are currently incurring operating deficits that are expected to continue for the foreseeable future.

ITEM 7.       FINANCIAL STATEMENTS OF MACHINETALKER, INC.



                               MACHINETALKER, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

                                    CONTENTS









                                                                            PAGE


Report of Independent Registered Public Accounting Firm ................     16

Balance Sheet as of December 31, 2006...................................     17

Statements of Operations for the years ended
 December 31, 2006 and 2005.............................................     18

Statement of Changes in Shareholders Equity for the years
 ended December 31, 2006 and 2005.......................................     19

Statements of Cash Flows for the years ended
 December 31, 2006 and 2005 ............................................     21

Notes to Financial Statements ..........................................  22-30

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors
MachineTalker, Inc.
Santa Barbara, California

We have audited the balance sheet of MachineTalker, Inc. as of December 31, 2006, and the related statements of operations, stockholders' deficit and cash flows for years ended December 31, 2006 and 2005, and for the period from inception of the development stage on January 30, 2002, through December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MachineTalker, Inc. as of December 31, 2006, and the results of its operations and its cash flows for years ended December 31, 2006 and 2005, and for the period from inception of the development stage on January 30, 2002, through December 31, 2006, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred significant losses which have resulted in an accumulated deficit and has negative cash flows from operations, raising substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ HJ Associates & Consultants, LLP

HJ Associates & Consultants, LLP
Salt Lake City, Utah
April 9, 2007

                              MACHINETALKER, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEET
                               DECEMBER 31, 2006

                                     ASSETS

CURRENT ASSETS
         Cash and cash equivalents                                                         $       50,546
         Inventory                                                                                 48,476
         Prepaid Expenses                                                                           4,136
         Employee Advances                                                                            227
                                                                                           -----------------
TOTAL CURRENT ASSETS                                                                              103,385
                                                                                           -----------------

PROPERTY & EQUIPMENT, at cost
        Machinery & Equipment                                                                      13,080
        Computer equipment                                                                         50,750
        Furniture & Fixture                                                                         4,671
                                                                                           -----------------
                                                                                                   68,501

        Less accumulated depreciation                                                             (37,963)
                                                                                           -----------------
                NET PROPERTY AND EQUIPMENT                                                         30,538
                                                                                           -----------------

OTHER ASSETS
         Security Deposit                                                                           2,975
                                                                                           -----------------


  TOTAL ASSETS                                                                             $      136,898
                                                                                           =================

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
        Accounts payable                                                                   $       38,266
        Accrued expenses                                                                           65,282
        Unearned revenues                                                                          40,000
        Notes Payable, shareholder (note 7)                                                       250,000
                                                                                           -----------------
                TOTAL CURRENT LIABILITIES                                                         393,548
                                                                                           -----------------

LONG TERM LIABILITIES
        Unearned revenues                                                                          78,817
        Notes Payable, shareholder (note 7)                                                       436,000
                                                                                           -----------------
                                                                                                  514,817
                                                                                           -----------------
                TOTAL  LIABILITIES                                                                908,365
                                                                                           -----------------

SHAREHOLDERS' EQUITY DEFICIT
        Common stock, $.001 par value;
        500,000,000 authorized shares;
        160,539,193 shares issued and outstanding                                                 160,539
        Additional paid in capital                                                              2,568,320
        Deficit accumulated  during the development stage                                      (3,500,326)
                                                                                           -----------------

                TOTAL SHAREHOLDERS'  DEFICIT                                                     (771,467)
                                                                                           -----------------

                        TOTAL LIABILITIES AND SHAREHOLDERS'  DEFICIT                       $      136,898
                                                                                           =================

   The accompanying notes are an integral part of these financial statements.

                              MACHINETALKER, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS


                                                               Year Ended
                                                       ---------------------------    From Inception
                                                                                     January 30,2002
                                                               December 31,               through
                                                            2006          2005       December 31, 2006
                                                       ------------- -------------  ------------------

REVENUE                                                $     553,333 $     224,683  $          982,849

COST OF SERVICES                                              53,865       345,424             399,289
                                                       ------------- -------------  ------------------

GROSS PROFIT (DEFICIT)                                       499,468      (120,741)            583,560

OPERATING EXPENSES
 Salaries                                                    311,674       179,927           1,014,185
 Professional and consulting fees                             90,768       212,474             673,139
 Research and development                                    326,032       199,828             971,193
 Stock Compensation Cost                                      39,855             -              39,855
 Patent Expense                                                6,735        10,564              25,849
 Rent                                                         14,264        14,264             145,844
 Insurance expenses                                           27,863        24,886              96,667
 Depreciation and amortization                                13,638        13,638              37,963
 Payroll taxes                                                44,701        44,848             151,593
 Office expense                                                8,525        10,545              54,287
 Meals and entertainment                                       2,352         2,262              13,274
 Postage & Delivery                                            4,130         5,632              15,827
 Repairs & Maintenance                                         2,882         3,753               9,647
 Storage Expense                                              18,000        13,620              34,530
 Travel                                                       19,646         8,710              53,418
 Taxes & Licenses                                              1,594         4,356               9,658
 Advertising                                                  20,391        17,247              45,676
 Contributions                                                   660             -                 660
 Telephone and Utilities                                       8,727         7,714              27,607
 Marketing Services                                           46,861       152,950             456,061
                                                       ------------- -------------  ------------------
        TOTAL OPERATING EXPENSES                           1,009,298       927,218           3,876,933
                                                       ------------- -------------  ------------------

LOSS FROM OPERATIONS                                        (509,830)   (1,047,959)         (3,293,373)

OTHER INCOME/(EXPENSE) BEFORE PROVISION FOR INCOME TAXES
 Interest Income                                                 358         9,126              10,225
 Interest Expense                                            (29,658)      (26,357)           (139,741)
 Loss on Investment                                          (72,000)            -             (72,000)
 Loss on Sale of Asset                                             -        (2,200)             (2,200)
                                                       ------------- -------------  ------------------
                                                            (101,300)      (19,431)           (203,716)
                                                       ------------- -------------  ------------------

PROVISION FOR INCOME TAXES                                      (837)         (800)             (3,237)
                                                       ------------- -------------  ------------------

NET (LOSS)                                                  (611,967)   (1,068,190)         (3,500,326)
                                                       ============= =============  ==================


BASIC AND DILUTED LOSS PER SHARE                       $       (0.00)$       (0.01)
                                                       ============= =============

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
      BASIC AND DILUTED                                  159,577,725   156,972,271
                                                       ============= =============

   The accompanying notes are an integral part of these financial statements.

                               MACHINETALKER, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       STATEMENTS OF SHAREHOLDERS DEFICIT
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

                                                                                                  Accumulated
                                                                                                 Deficit During
                                                              Common stock          Additional        the
                                                       ---------------------------    Paid-in     Development
                                                         Shares         Amount        Capital        Stage          Total
                                                       ------------ -------------- -------------- ------------- -------------

Balance from original Issuance at January 30, 2002
($0.0017 per share) ($7,650 in cash and a patent at
 a fair value of $5,100)                                 7,500,000  $       7,500  $       5,250  $          -  $     12,750

Issuance of common stock in February and March 2002
($0.50 per share in cash)                                  250,000            250        124,750             -       125,000

Issuance of common stock in April 2002
(20,000 shares at $0.50 per share in cash)                  20,000             20          9,980             -        10,000

Issuance of common stock in April 2002
 (20,000 shares as finders fees)                            20,000             20            (20)            -             -

Issuance of common stock in May 2002
(140,000 shares at $0.50 per share in cash)                140,000            140         69,860             -        70,000

Issuance of common stock in May 2002
(20,000 shares as finders fees)                             20,000             20            (20)            -             -

Issuance of common stock in June 2002
($1.00 per share in cash)                                   50,000             50         49,950             -        50,000

Net Loss for the year ended December 31, 2002                    -              -              -      (852,600)     (852,600)
                                                       ------------ -------------- -------------- ------------- -------------
Balance at December 31, 2002                             8,000,000          8,000        259,750      (852,600)     (584,850)

Issuance of common stock in January 2003
 ($1.00 per share in cash)                                 128,000            128        127,872             -       128,000

Issuance of common stock in March 2003
 ($1.00 per share in cash)                                  10,000             10          9,990             -        10,000

Net Loss for the year ended December 31, 2003                    -              -              -      (394,115)     (394,115)
                                                       ------------ -------------- -------------- ------------- -------------
Balance, December 31, 2003                               8,138,000          8,138        397,612    (1,246,715)     (840,965)

Issuance of common stock in January 2004
  (25,000 shares valued at $6,250 for services              25,000             25          6,225             -         6,250

Issuance of common stock in June 2004
  (16,000,000 shares at $0.025 per share in
   conversion debt)                                     16,000,000         16,000        384,000             -       400,000

Issuance of common stock in June 2004
  (10,000,000 shares at $0.025 per share for services)  10,000,000         10,000        240,000             -       250,000

Stock Split                                             83,207,000         83,207        (83,207)            -             -



                               MACHINETALKER, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       STATEMENTS OF SHAREHOLDERS DEFICIT
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

                                   continued

Issuance of common stock in July
  through December 31, 2004 for cash                    24,560,000         24,560        589,440             -       614,000

Net Loss for the year ended December 31, 2004                    -              -              -      (573,454)     (573,454)
                                                       ------------ -------------- -------------- ------------- -------------
Balance at December 31, 2004                           141,930,000        141,930      1,534,070    (1,820,169)     (144,169)

Issuance of common stock in January 2005
  (13,720,000 shares at $0.025 per share for cash)      13,720,000         13,720        329,280             -       343,000

Issuance of common stock in March 2005
  (300,000 shares at $0.10 per share for cash)             300,000            300         29,700             -        30,000

Issuance of 3,817,000 warrants for services                      -              -        129,550             -       129,550

Issuance of common stock in April 2005
  (300,000 shares at $0.10 per share for cash)             300,000            300         29,700             -        30,000

Issuance of common stock in May 2005
  (267,050 shares at fair value for services)              267,050            267          7,801             -         8,068

Issuance of common stock in May 2005
  (1,450,000 shares at $0.10 per share for cash)         1,450,000          1,450        143,550             -       145,000

Issuance of common stock in June 2005
  (1,050,000 shares at $0.10 per share for cash)         1,050,000          1,050        103,950             -       105,000

Issuance of 260,000 warrants for services                        -              -         23,400             -        23,400

Net Loss for the year ended December 31, 2005                    -              -              -    (1,068,190)   (1,068,190)
                                                       ------------ -------------- -------------- ------------- -------------

Balance at December 31, 2005                           159,017,050        159,017      2,331,001    (2,888,359)     (398,341)
                                                       ------------ -------------- -------------- ------------- -------------

Common stock warrants exercised in March 2006
  (315,000 common stock warrants excercised at $0.025)     315,000            315          7,560             -         7,875

Private Placement in 2nd Qtr 2006
  (400,000 shares at $0.15 per share for cash)             400,000            400         59,600             -        60,000

Stock Compensation Cost                                          -              -         35,008             -        35,008

Common stock warrants exercised in August 2006
  (50,000 common stock warrants excercised at $0.025)       50,000             50          1,200             -         1,250

Issuance of common stock in August 2006
  (157,143 shares at $0.07 per share for cash)             157,143            157         10,843             -        11,000

Investment in Sense Comm
  (600,000 common stock issued at $0.12 per share at FMV)  600,000            600         71,400             -       (72,000)

Stock Compensation Cost                                          -              -          4,847             -         4,847

Issuance of 620,000 warrants for services                        -              -         46,861             -        46,861

Net Loss for the year ended December 31, 2006                    -              -              -      (611,967)     (611,967)
                                                       ------------ -------------- -------------- ------------- -------------

Balance at December 31, 2006                           160,539,193  $     160,539  $   2,568,320    (3,500,326) $   (915,467)
                                                       ============ ============== ============== ============= =============


  The accompanying notes are an integral part of these financial statements.

                              MACHINETALKER, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS

                                                                                      Year Ended
                                                                        -------------------------------------     From Inception
                                                                                                                 January 30, 2002
                                                                                      December 31,                   through
                                                                               2006               2005           December 31, 2006
                                                                        ------------------- ----------------- ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                                 $        (611,967)  $    (1,068,190)  $        (3,500,326)
 Adjustment to reconcile net loss to net cash
  used in operating activities
 Depreciation and amortization                                                       13,638            13,638                43,063
 Issuance of common shares and warrants for  services                                46,861           161,018               464,128
 Issuance of common shares in conversion of debt                                          -                 -               400,000
 Write off of investment value                                                       72,000                 -                72,000
 Stock Compensation Cost                                                             39,855                 -                39,855
 Disposal of Asset                                                                        -             4,200                 4,200
  (Increase) Decrease in:
   Accounts receivable                                                                2,000           178,000                     -
   Inventory                                                                        (35,952)          (12,524)              (48,476)
   Employee Advances                                                                     68              (295)                 (227)
   Prepaid Expenses                                                                  (4,136)                -                (4,136)
   Deposits                                                                               -            (2,500)               (2,975)
  Increase (Decrease) in:
   Accounts payable                                                                  25,668            (7,710)               38,266
   Accrued expenses                                                                  40,452             9,227                65,282
   Unearned revenue                                                                 (40,000)          158,817               118,817
   Tax liabilities                                                                        -              (191)                    -
                                                                        ------------------- ----------------- ---------------------

        NET CASH USED IN OPERATING ACTIVITIES                                      (451,513)         (566,510)           (2,310,529)
                                                                        ------------------- ----------------- ---------------------

Net CASH FLOWS USED IN INVESTING ACTIVITIES:
 Purchase of property and equipment                                                       -           (41,015)              (72,700)
                                                                        ------------------- ----------------- ---------------------
        NET CASH USED IN INVESTING ACTIVITIES                                             -           (41,015)              (72,700)
                                                                        ------------------- ----------------- ---------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from/payments to Officers Loans                                           250,000            (6,000)              686,000
 Proceeds from issuance of common stock                                              80,125           653,000             1,740,125
                                                                        ------------------- ----------------- ---------------------

        NET CASH PROVIDED BY FINANCING ACTIVITIES                                   330,125           647,000             2,426,125
                                                                        ------------------- ----------------- ---------------------

                NET INCREASE IN CASH                                               (121,388)           39,475                42,896


CASH, BEGINNING OF PERIOD                                                           171,934           132,459                 7,650
                                                                        ------------------- ----------------- ---------------------

CASH, END OF PERIOD                                                       $          50,546   $       171,934   $            50,546
                                                                        =================== ================= =====================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Interest paid                                                          $          23,691   $        18,715   $           133,774
                                                                        =================== ================= =====================
   Income Taxes paid                                                      $             837   $           800   $             3,237
                                                                        =================== ================= =====================

SUPPLEMENTAL  SCHEDULE OF NON-CASH  TRANSACTIONS

     During the year ended December 31, 2006, the Company issued 600,000 shares of common stock with a fair value of $72,000; the Company expensed compensation cost of $39,855; 620,000 warrants were issued for services for a fair value of $46,861; During the year ended December 21, 2005, the Company issued 4,077,000 warrants for services; 267,050 shares of common stock for services at a fair value of $152,950.




  The accompanying notes are an integral part of these financial statements.

                               MACHINETALKER, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                           December 31, 2006 and 2005


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

     GOING CONCERN
     The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company does not generate significant revenue, and has negative cash flows from operations, which raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, an additional cash infusion. As discussed in note 6, the Company has obtained funds from its shareholders since its inception through 2006. Management believes this funding will continue, and is also actively seeking new investors. Management believes the existing shareholders and the prospective new investors will provide the additional cash needed to meet the Company's obligations as they become due, and will allow the development of its core of business

     DEVELOPMENT STAGE ACTIVITIES AND OPERATIONS
     The Company has been in its initial stages of formation and for the year ended December 31, 2006, had insignificant revenues. FASB #7 defines a development stage activity as one in which all efforts are devoted substantially to establishing a new business and even if planned principal operations have commenced, revenues are insignificant.

     REVENUE RECOGNITION
     The Company recognizes revenue when services are performed, and at the time of shipment of products, provided that evidence of an arrangement exists, title and risk of loss have passed to the customer, fees are fixed or determinable, and collection of the related receivable is reasonably assured. To date the Company has had minimal revenue and is still in the development stage. Also, the Company recognizes unearned revenue ratably over the term of the license.

                               MACHINETALKER, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                           December 31, 2006 and 2005


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

     PROPERTY AND EQUIPMENT
     Property and equipment are stated at cost, and are depreciated using the straight-line method over 3-10 years

     FAIR VALUE OF FINANCIAL INSTRUMENTS
     SFAS No. 107, "Disclosures About Fair Value of Financial Instruments", requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of December 31, 2006 and 2005, the amounts reported for cash, accounts receivable, accounts payable, accrued interest and other expenses, and notes payable approximate the fair value because of their short maturities.

     ADVERTISING
     The Company expenses advertising costs as incurred. Advertising costs for the years ended December 31, 2006 and 2005 were $20,391 and $17,247 respectively.

     RESEARCH AND DEVELOPMENT COSTS
     Research and development costs are expensed as incurred. These cost consist primarily of salaries and direct payroll related costs. The costs for the years ended December 31, 2006 and 2005 were $326,032 and $199,828 respectively.

     INVENTORY
     Inventories are stated at the lower of cost (first-in, first-out basis) or market, and consists of finished goods, raw materials, and work-in-process. As of December 31, 2006, the value of the inventory was $38,476.

     STOCK-BASED COMPENSATION
     As of December 31, 2006, the Company adopted Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" (FAS) No. 123R, that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. The statement eliminates the ability to account for share-based compensation transactions, as we formerly did, using the intrinsic value method as prescribed by Accounting Principles Board, or APB, Opinion No. 25, "Accounting for Stock Issued to Employees," and generally requires that such transactions be accounted for using a fair-value-based method and recognized as expenses in our statement of income. The adoption of (FAS) No. 123R by the Company had no material impact on the statement of income.

     The Company adopted FAS 123R using the modified prospective method which requires the application of the accounting standard as of June 30, 2006. Our financial statements as of and for the year ended December 31, 2006 reflect the impact of adopting FAS 123R. In accordance with the modified prospective method, the financial statements for prior periods have not been restated to reflect, and do not include, the impact of FAS 123R.

                               MACHINETALKER, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                           December 31, 2006 and 2005


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     CONCENTRATION OF CREDIT RISK
     The Company is potentially exposed to concentrations of credit risk with trade accounts receivable, because the Company has a major customer who represented approximately 90% of total revenue as of the years ended December 31, 2006 and 2005.

     LOSS PER SHARE CALCULATIONS
     The Company adopted Statement of Financial Standards ("SFAS") No. 128 for the calculation of "Loss per Share". SFAS No. 128 dictates the calculation of basic earnings per share and diluted earnings per share. Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company's diluted loss per share is the same as the basic loss per share for the years ended December 31, 2006, and 2005 as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss. The weighted average number of shares used for the calculation of the loss per share considers the stock split as if it had occurred on January 1, 2003.

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

     RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
     In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS 148, Accounting for Stock-Based Compensation - Transition and Disclosure. This Statement amends SFAS 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on the reported results. The disclosure requirements of this statement were effective for our years ended December 31, 2006 and 2005.

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

                               MACHINETALKER, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                           December 31, 2006 and 2005


     RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (CONTINUED)

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

     In December 2004, the FASB issued Statement No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123(R)"), which requires the recognition of share based payments cost in earnings. This Statement replaces Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") and supersedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), which permitted the recognition of compensation expense using the intrinsic value method. Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123(R). See Note 2.

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

     In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections", which was adopted effective January 1, 2006. This statement addresses the retrospective application of such changes and corrections and will be followed if and when necessary. Adoption of this standard did not have a material impact on the Company's financial statements.

     In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments", or SFAS 155, which will be effective for fiscal years that begin after December 15, 2006. This statement amends SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principal cash flows. SFAS 155 also amends SFAS 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative financial instrument. The Company does not anticipate adoption of this standard will have a material impact on its financial statements.

     In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets", which will be effective for fiscal years that begin after December 15, 2006. This statement amends SFAS 140, ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES, A REPLACEMENT OF FASB STATEMENT 125, or SFAS 140, regarding
     (1) the circumstances under which a servicing asset or servicing liability must be recognized, (2) the initial and subsequent measurement of recognized servicing assets and liabilities, and (3) information required to be disclosed relating to servicing assets and liabilities. The Company does not anticipate adoption of this standard will have a material impact on its financial statements.

                               MACHINETALKER, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                           December 31, 2006 and 2005

     RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS ( CONTINUED)

     In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes-an interpretation of SFAS 109", ("FIN 48"). FIN 48 provides interpretive guidance for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not anticipate adoption of this standard will have a material impact on its financial statements.

     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company does not anticipate adoption of this standard will have a material impact on its financial statements.

3.   DEFERRED TAX BENEFIT

     At December 31, 2006, the Company had net operating loss carry-forwards of approximately $1,914,800 that may be offset against future taxable income. No tax benefit has been reported in the December 31, 2006 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

     The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the period ended December 31, 2006 and 2005 due to the following:

                                                       2006         2005
                                                   ------------ -----------
Income tax benefit computed at U.S. Federal        $  (167,000) $ (336,000)
  statutory rate of 34%
State income taxes, net of benefit federal taxes       (41,000)    (27,000)
Non-deductible - Stock for Services                     54,000     142,000
Other                                                  (80,000)     10,000

Less Valuation Allowance                               234,000     211,000
                                                   ------------ -----------

  Income tax expense                                         -           -
                                                   ============ ===========

     Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible differences and operating loss and tax credit carry-forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the difference between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

                               MACHINETALKER, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                           December 31, 2006 and 2005


3.   DEFERRED TAX BENEFIT (continued)

     Net deferred tax liabilities consist of the following components as of December 31, 2006 and 2005:

                                                 2006           2005
                                              --------------- -------------
        Deferred tax assets:
          NOL Carryover                       $      651,000  $    393,000
          R & D                                       35,000        35,000

        Deferred tax asset:                                -             -

        Deferred tax liabilities:                           -             -

        Less Valuation Allowance                    (686,000)     (428,000)
                                              --------------- -------------

     Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry-forwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

4.   CAPITAL STOCK

     At December 31, 2006, the Company's authorized stock consists of 500,000,000 shares of common stock, par value $0.001 per share. During the year ended December 31, 2006 the Company issued 557,143 shares of common stock for cash of $71,000; 365,000 shares of common stock issued for cash of $9,125 for warrants exercised at a price of $0.025; 600,000 shares of common stock issued at fair value of $72,000. During the year ended December 31, 2005 the Company issued 13,720,000 shares of common stock for cash of $343,000; 3,100,000 shares of common stock issued for cash of $310,000; 267,050 shares of common stock issued at fair value of $8,068 for services

5.   STOCK OPTIONS AND WARRANTS

     The Company adopted a Stock Option Plan for the purposes of granting stock options to its employees and others providing services to the Company, which reserves and sets aside for the granting of Options for Twenty Million (20,000,000) shares of Common Stock. Options granted under the Plan may be either Incentive Options or Nonqualified Options and shall be administered by the Company's Board of Directors ("Board"). Each option shall be exercisable in full or in installments and at such times as designated by the Board. Notwithstanding any other provision of the Plan or of any Option agreement, each Option shall expire on the date specified in the Option agreement, which date shall not be later than the tenth anniversary from the effective date of this option. During the years ended December 31, 2006 and 2005, the Company granted 0 and 700,000 stock options, respectively, with effective dates of March 19, 2003 through December 31, 2005. The stock options vest as follows: 25% from the date of employment and 1/36 every 30 days thereafter until the remaining stock options have vested. The stock options are exercisable for a period of ten years from the date of grant at an exercise price of $0.025, $0.05, or $0.10 per share, as adjusted for the ten for one forward split of the Company's common stock.


                                                       2006           2005
                                                 --------------  --------------
        Risk free interest rate                  4.08% to 4.47%   4.08% to 4.47%
        Stock volatility factor                        1%               1%
        Weighted average expected option life       10 years         10 years
        Expected dividend yield                       None             None

                               MACHINETALKER, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                           December 31, 2006 and 2005

5.   STOCK OPTIONS AND WARRANTS (continued)

     A summary of the Company's stock option activity and related information follows:

                                                       2006                           2005
                                            ----------------------------  ----------------------------
                                                            Weighted                       Weighted
                                               Number        average          Number       average
                                                 of         exercise            of         exercise
                                               Options        price           Options        price
                                            ----------------------------  ----------------------------
Outstanding, beginning of year                  8,700,000       $ 0.051        8,000,000      $ 0.047
Granted                                                 -             -          700,000      $ 0.100
Exercised                                               -             -                -            -
Expired                                                 -             -                -            -
                                           -----------------------------------------------------------
Outstanding, end of year                        8,700,000       $ 0.051        8,700,000      $ 0.051
                                           =============================  ============================
Exercisable at the end of year                  8,327,123       $ 0.051        6,616,479      $ 0.051
                                           =============================  ============================
Weighted average fair value of
  options granted during the year                               $ 0.000                       $ 0.100
                                                          ==============                 =============

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

     The weighted average remaining contractual life of options outstanding issued under the plan as of December 31, 2006 was as follows:

                                                              Weighted           Weighted            Weighted
                                                              Average             Average             Average
                          Stock              Stock           Remaining        Exercise Price      Exercise Price
   Exercisable           Options            Options         Contractual         of Options          of Options
      Prices           Outstanding         Exercisable      Life (years)        Outstanding         Exercisable
------------------- ------------------ ------------------------------------ -------------------- ------------------
      $ 0.025             1,000,000          1,000,000       7.3 years           $ 0.025            $ 0.025
      $ 0.050             7,000,000          7,000,000       6.7 years           $ 0.050            $ 0.050
      $ 0.100               700,000            327,123       8.7 years           $ 0.100            $ 0.100
                    ------------------ -------------------
                          8,700,000          8,327,123
                    ================== ===================

     Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the financial statements of operations during the year ended December 31, 2006, included compensation expense for the stock-based payment awards granted prior to, but not yet vested, as of December 31, 2006 based on the grant date fair value estimated in accordance with the pro forma provisions of FAS 148, and compensation expense for the stock-based payment awards granted subsequent to December 31, 2006, based on the grant date fair value estimated in accordance with FAS 123R. As stock-based compensation expense recognized in the statement of income for the year ended December 31, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. FAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the pro forma information required under FAS 148 for the periods prior to the year ended December 31, 2006, we accounted for forfeitures as they occurred. The stock-based compensation expense recognized in the statement of operations during the year ended December 31, 2006 is $39,855.

                               MACHINETALKER, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                           December 31, 2006 and 2005

5.   STOCK OPTIONS AND WARRANTS (continued)

                                                                    2006              2005
                                                              -----------------  ----------------
Net Loss as reported                                                $ (611,967)      $(1,068,190)

Add: Stock Based Employee Compensation expense
included in reported net loss, net of related tax effects                    -                 -


Deduct: Total Stock Based Employee Compensation
expense determined under fair value based method
for all awards, net of related tax effects                                   -           (35,155)
                                                              -----------------  ----------------

Pro Forma                                                           $ (611,967)      $(1,103,345)
                                                              =================  ================

Basic and Diluted Loss Per Share
   As Reported                                                      $    (0.00)      $     (0.01)
   Pro Forma                                                        $    (0.00)      $     (0.01)


     WARRANTS

     During the year ended December 31, 2006, 365,000 common stock purchase warrants were exercised at $0.025 per share and the Company granted a total of 620,000 warrants to purchase a total of 620,000 shares of common stock to two individuals for marketing services rendered to the Company, of which 600,000 are exercisable at $0.12 per share and expire in October 2011, and 20,000 are excercisable at $0.15 per share and expire in November 2011. The fair market value for the warrants was $46,861 as of December 31, 2006, and was determined using the Black Scholes pricing model. During the year ended December 31, 2005 the Company granted a total of 4,077,000 warrants to purchase a total of 4,077,000 shares of the Company's common stock to fifteen individuals for marketing services rendered to the Company, of which 3,292,000 are exercisable at $0.025 per share and expire in January 2010; 525,000 are exercisable at $0.10 per share and expire in March 2010; and 260,000 are exercisable at $0.10 per share and expire in April 2010. The fair market value for the warrants was $184,025 as of December 31, 2006, and was determined using the Black Scholes pricing model. At December 31, 2006 the Company had a total of 4,332,000 warrants to purchase 4,332,000 shares of common stock outstanding.

6. INVESTMENT IN EQUITY SECURITIES

     At December 31, 2006, the Company adopted SFAS No. 115, "ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES." The Company issued 600,000 shares of common stock for a value of $72,000 to purchase 10% ownership of a limited liability company formed in August 2006 by a small group of individuals to become a distributor and reseller of the Company's intelligent wireless network sensor controlling technology to the energy and petroleum industries. The investment has no value as of December 31, 2006. The impact of the year-end adoption of SFAS No. 115 on the 2006 results of operations was $72,000.

                               MACHINETALKER, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                           December 31, 2006 and 2005

7.   RELATED PARTY

     The Company leases its premises from a company in which our majority shareholders are minority shareholders pursuant to a one year lease which expires on August 20, 2007. The rent expense for the years ended December 31, 2006 and 2005 amounted to $14,264 for each year.

     During the year ended December 31, 2006, the Company's President and Chief Executive Officer loaned $250,000 to the Company for operating expenses. The loan bears interest at the rate of 6% per annum. Also, as of the year ended December 31, 2006, the convertible debenture was outstanding with interest payable at the rate of 6% per year, principal due July 2009, convertible into 17,440,000 shares of common stock at $0.025 per share.


8.   SUBSEQENT EVENTS

     In January 2007, the Company granted a total of 600,000 warrants to purchase a total of 600,000 shares of common stock to two individuals for marketing services rendered to the Company, all of which are exercisable at $0.12 per share and expire in January 2012.

     Through a private offering the Company issued 1,828,571 shares of common stock for cash of $128,000.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         On or about January 3, 2006, the Company engaged HJ Associates & Consultants, LLP, Certified Public Accountants ("New Accountant") to audit and review the Company's financial statements for the fiscal year ending December 31, 2005. The New Accountant has been engaged for general audit and review services and not because of any particular transaction or accounting principle, or because of any disagreement with the Company's former accountant, Rose, Snyder & Jacobs, a corporation of certified public accountants (the "Former Accountant").

         The Former  Accountant  was dismissed  effective  January 3, 2006.  The
Former Accountant's reports on the Company's financial statements during its past two fiscal years did not contain an adverse opinion or disclaimer of opinion, nor was it modified as to uncertainty, audit scope or accounting principles, except for a going concern qualification contained in its audit report for the fiscal years ending December 31, 2003 and 2004. The decision to change accountants was recommended and approved by the Company's Board of Directors. During the fiscal years ended December 31, 2003 and December 31, 2004 through the date hereof, the Company did not have any disagreements with the Former Accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the Former Accountant's satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its report.

         The New Accountant was engaged effective January 3, 2006. The New Accountant was engaged for general audit and review services and not because of any particular transaction or accounting principle, or because of any disagreement with the Former Accountant. A letter from the Former Accountant addressed to The Securities and Exchange Commission was requested by the Company and was attached to its Report on Form 8-K, dated January 3, 2006, as Exhibit 9(c)(16).

ITEM 8A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

         Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by our company is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. Roland Bryan, our Chief Executive Officer and our Principal Accounting Officer, is responsible for establishing and maintaining disclosure controls and procedures for our company.

         Our management has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2006 (under the supervision and with the participation of the Chief Executive Officer and the Principal Accounting Officer), pursuant to Rule 13a-15(b) promulgated under the Exchange Act. As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting. Based on this evaluation, our Company's Chief Executive Officer and Principal Accounting Officer have concluded that our Company's disclosure controls and procedures were not effective as of December 31, 2006, due to certain material weaknesses in internal control over financial reporting.

         The term "internal control over financial reporting" is defined as a process designed by, or under the supervision of, the registrant's principal executive and principal financial officers, or persons performing similar functions, and effected by the registrant's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

         o pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the registrant;

         o provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the registrant are being made only in accordance with authorizations of management and directors of the registrant; and

         o provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the registrant's assets that could have a material effect on the financial statements.

         Our auditors believe that our methodology for identifying all necessary disclosures related to non-cash equity transactions could lead to a material misstatement of net income (loss). We intend to cooperate with our auditors in 2007 to address this material weakness.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

         In connection with the evaluation of the Company's internal controls during the Company's last fiscal year, the Company's Principal Executive Officer and Principal Accounting Officer have determined that there are no changes to the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially effect, the Company's internal controls over financial reporting.

INHERENT LIMITATIONS ON EFFECTIVENESS OF CONTROLS

         The Company's management does not expect that its disclosure controls or its internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

ITEM 8B. OTHER INFORMATION

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF EXCHANGE ACT

         The following table lists our executive officers, directors, and key employees as of March 31, 2007:

         NAME                      AGE             POSITION
         ----                      ---             --------
         Roland F. Bryan (1)        72    President, Chief Executive Officer,
                                          Chief Financial Officer, Secretary,
                                          and Chairman of the Board of Directors

         Gerald A. Nadler           65    Chief Scientist (Key Employee)

----------------------------
(1)  Member of Audit Committee.

         ROLAND F. BRYAN, age 72, has been the President, Chief Executive Officer, Chief Financial Officer, and Chairman of the Board of Directors of MTI since our inception in January 2002 and the Secretary of MTI since May 2006. For the six years prior to founding MTI, Mr. Bryan was self employed as an independent advisor to several high-tech companies on corporate organization, management, marketing and product development. Mr. Bryan's professional background is in the areas computer science research and process control through computer automation. During the last 25 years he has built up and sold several high-tech companies in the fields of telecommunications networking, military computer systems and commercial equipment for network access. In 1974, he founded Associated Computer Consultants, Inc. ("ACC"), a company that implemented interconnections to the first packet network for many United States government agencies. In 1983 the name of the company was changed to Advanced Computer Communications, Inc. and continued to produce networking products for both military and commercial applications. ACC made the Inc. 500 List of Fastest Growing Companies in 1984. In 1991 the company was split into two separate businesses, one to concentrate on military products, the other to concentrate on commercial products. ACC was acquired by Ericsson in 1998 for $265 million. In September 1994, WIRED MAGAZINE honored Mr. Bryan and 18 others, as the "Creators of the Internet."

         GERALD A. NADLER, age 65, as our Chief Scientist, has been a key employee of MTI since our inception in January 2002. From 1998 to January 2002, Mr. Nadler was self employed as an independent advisor consulting on designs of networking products for Cratos Networks, Nortel/Aptis, Lucent/Ascend, Openroute, Shiva, and Data General. In 1992, Mr. Nadler founded and from 1992 to 1995 was the President of Elettra Systems, a data communications company. From 1987 to 1991, he designed the spread spectrum wireless meter-reading system for Metricom. In 1985, he founded and from 1985 to 1987 was the President of Token Automation, a data communications company. In 1979, he founded and from 1979 to 1985 was the President of Distributed Computer Systems, a computer and data communications company. From 1976 to 1979, he was a computer architect at Wang Laboratories.

LIMITATION OF LIABILITY AND INDEMNIFICATION OF OFFICERS AND DIRECTORS

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

         Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling MTI pursuant to the foregoing provisions, MTI has been informed that in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in the Act and is therefore unenforceable.

BOARD COMMITTEES

         The Board of Directors has appointed an Audit Committee. As of March 31, 2007, the sole member of the Audit Committee is Roland Bryan, who may not be considered to be independent as defined in Rule 4200 of the National Association of Securities Dealers' listing standards. The Board of Directors has adopted a written charter of the Audit Committee. The Audit Committee is authorized by the Board of Directors to review, with our independent accountants, the annual financial statements of MTI prior to publication, and to review the work of, and approve non-audit services preformed by, such independent accountants. The Audit Committee will make annual recommendations to the Board for the appointment of independent public accountants for the ensuing year. The Audit Committee will also review the effectiveness of the financial and accounting functions and the organization, operations and management of MTI. The Audit Committee was formed on February 8, 2005. The Audit Committee held one meeting during fiscal year ended December 31, 2006. As of March 31, 2007, we have not yet appointed a Compensation Committee.

REPORT OF THE AUDIT COMMITTEE

         Our Audit Committee has reviewed and discussed our audited financial statements for the fiscal year ended December 31, 2006 with senior management. The Audit Committee has also discussed with HJ Associates & Consultants, LLP,
Certified Public Accountants ("HJ"), our independent auditors, the matters required to be discussed by the statement on Auditing Standards No. 61 (Communication with Audit Committees) and received the written disclosures and the letter from HJ required by Independence Standards Board Standard No. 1 (Independence Discussion with Audit Committees). The Audit Committee has discussed with HJ the independence of HJ as our auditors. Finally, in considering whether the independent auditors provision of non-audit services to us is compatible with the auditors' independence for HJ, our Audit Committee has recommended to the Board of Directors that our audited financial statements be included in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006 for filing with the United States Securities and Exchange Commission. Our Audit Committee did not submit a formal report regarding its findings.

                                 AUDIT COMMITTEE

                                  ROLAND BRYAN

         Notwithstanding anything to the contrary set forth in any of our previous or future filings under the United States Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, that might incorporate this report in future filings with the Securities and Exchange Commission, in whole or in part, the foregoing report shall not be deemed to be incorporated by reference into any such filing.

CODE OF CONDUCT

         We have adopted a Code of Conduct that applies to all of our directors, officers and employees. The text of the Code of Conduct has been posted on MTI's Internet website and can be viewed at www.machinetalker.com. Any waiver of the provisions of the Code of Conduct for executive officers and directors may be made only by the Audit Committee and, in the case of a waiver for members of the Audit Committee, by the Board of Directors. Any such waivers will be promptly disclosed to our shareholders.

COMPLIANCE WITH SECTION 16(A) OF EXCHANGE ACT

         Section 16(a) of the Exchange Act requires our officers and directors, and certain persons who own more than 10% of a registered class of our equity securities (collectively, "Reporting Persons"), to file reports of ownership and changes in ownership ("Section 16 Reports") with the Securities and Exchange Commission (the "SEC"). Reporting Persons are required by the SEC to furnish us with copies of all Section 16 Reports they file.

         Based solely on its review of the copies of such Section 16 Reports received by it, or written representations received from certain Reporting
Persons, all Section 16(a) filing requirements applicable to our Reporting Persons during and with respect to the fiscal year ended December 31, 2006 have been complied with on a timely basis.

ITEM 10. EXECUTIVE COMPENSATION

EXECUTIVE OFFICER COMPENSATION

         The following table summarizes compensation paid or accrued by us for the year ended December 31, 2006 for services rendered in all capacities, by the chief executive officer and the other most highly compensated executive officers during the fiscal year ended December 31, 2006.

                           SUMMARY COMPENSATION TABLE

----------------------- -------- ----------- --------- ---------- ----------------- ----------------- ------------------ -----------
                                                                                     NON-QUALIFIED
                                                                     NON-EQUITY         DEFERRED
       NAME AND                                        OPTION      INCENTIVE PLAN     COMPENSATION        ALL OTHER
PRINCIPAL POSITION(1)    YEAR      SALARY     BONUS     AWARDS      COMPENSATION        EARNINGS        COMPENSATION       TOTAL
------------------------------------------------------------------------------------------------------------------------------------

Roland Bryan,           2006     $115,000      0          0             0                 0                  0           $115,000
    Chief Executive
    Officer,
    President, Chief
    Financial
    Officer, and
    Secretary

Gerald Nadler (1),      2006     $120,000      0          0             0                 0                  0           $120,000
    Chief Scientist
    (Key Employee)

Christopher T.
Kleveland (1),          2006      $43,641      0          0             0                 0                  0            $43,641
    Former Vice
    President and
    Secretary

-----------------------
(1) On May 5, 2006, Christopher T. Kleveland resigned as a director and officer of MTI.

EMPLOYMENT AGREEMENTS

         We have not entered into any employment agreements with its executive officers to date. We may enter into employment agreements with them in the future.

OUTSTANDING EQUITY AWARDS

         None of our executive officers received any equity awards during the year ended December 31, 2006.

DIRECTOR COMPENSATION

         None of our directors received any compensation for their respective services rendered to us during the year ended December 31, 2006.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth the names of our executive officers and directors and all persons known by us to beneficially own 5% or more of the issued and outstanding common stock of MTI at March 31, 2007. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage of ownership of that person, shares of common stock subject to options held by that person that are currently exercisable or become exercisable within 60 days of March 31, 2007 are deemed outstanding even if they have not actually been exercised. Those shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person. The percentage ownership of each beneficial owner is based on 161,599,582 outstanding shares of common stock. Except as otherwise listed below, the address of each person is c/o MachineTalker, Inc., 513 De La Vina Street, Santa Barbara, California 93101. Except as indicated, each person listed below has sole voting and investment power with respect to the shares set forth opposite such person's name.

         NAME AND ADDRESS
          OF STOCKHOLDER                NUMBER OF SHARES OWNED(1)(2)                   PERCENTAGE OF OWNERSHIP
----------------------------------------------------------------------------------------------------------------------------
ROLAND F. BRYAN(3)                               39,510,000                                     24.45%

CHRISTOPHER T. KLEVELAND (4)                     23,500,000                                     14.54%

MARK P. HARRIS(5)                                23,500,000                                     14.54%

WINGS FUND, INC.(6)                              10,300,000                                     6.37%

GERRY NADLER(7)                                       0                                           0

JULIE O'REAR                                     13,250,000                                     8.20%
401 Church Road
Taigum, Queensland
Australia 4018

All Current Executive Officers as                63,010,000                                     24.45%
   a Group
All Current Directors who are not                     0                                           0
   Executive Officers as a Group
--------------------------

(1) Except as pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned. The total number of issued and outstanding shares and the total number of shares owned by each person does not include unexercised warrants and stock options, and is calculated as of March 31, 2007.

(2) Does not include the exercise of 3,762,000 warrants to purchase 3,762,000 shares of Common Stock and 8,700,000 options to purchase 8,700,000 shares of Common Stock.

(3) Roland F. Bryan is the President, Chief Executive Officer, and Chairman of the Board of Directors of MTI. 23,500,000 of these shares are owned by the Bryan Family Trust. Mr. Bryan holds an option to purchase 13,500,000 shares from Mr. Harris at $0.10 per share and an option to purchase 13,500,000 shares from Mr. Kleveland at $0.10 per share. In addition, Mr. Harris and

     Mr. Kleveland have agreed that Mr. Bryan has the right to vote the shares held under these option agreements. Mr. Bryan holds a convertible note from MTI in the principal amount of $436,000, with interest payable at the rate of 6% per year, principal due on or before July 2009, and convertible into 17,440,000 shares of common stock at $0.025 per share.

(4) Christopher Kleveland is a former director and former Vice President of Operations of MTI.

(5)  Mark P. Harris is a former director of MTI.

(6)  Wings Fund, Inc. provides consulting services to MTI.

(7) As a Chief Scientist, Gerry Nadler is a key employee of MTI. Does not include 7,000,000 incentive stock options to purchase 7,000,000 shares of Common Stock granted to Mr. Nadler pursuant to MIT's Option Plan. These Options vest as follows: 25% on September 19, 2003 and 1/36 every 30 days thereafter until the remaining Options have vested. These Options are exercisable for a period of ten years from the date of grant at an exercise price of $0.05 per share. As of March 31, 2007 these Options were fully vested.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         We currently lease approximately 1,541 square feet of office space at 513 De La Vina Street, Santa Barbara, California 93101 from a company owned by the majority shareholders at a base rental rate of approximately $1,426 per month pursuant to a month to month lease.

         During  the year  ended  December  31,  2006,  Mr.  Roland  Bryan,  our
President and Chief Executive Officer, loaned $250,000 to the Company for operating expenses. This loan bears interest at the rate of 6% per annum. Also, as of the year ended December 31, 2006, a convertible debenture held by Roland Bryan was outstanding in the principal amount of $436,000 with interest payable at the rate of 6% per year, principal due July 2009, convertible into 17,440,000 shares of common stock at $0.025 per share.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         EXHIBIT           DESCRIPTION

         3.1      Articles of Incorporation (1)
         3.2      Amendments to Articles of Incorporation (1)
         3.3      Bylaws (1)
         4.1      Specimen Certificate for Common Stock (1)
         4.2      2002 Stock Option Plan (1)
         4.3      Form of Incentive Stock Option Agreement (1)
         4.4      Form of Non Qualified Stock Option Agreement (1)
         10.1     Lease  Agreement  by  and  between  MachineTalker,   Inc.  and
                  SecureCoin, Inc., dated August 20, 2003 (1)
         10.2 Agreement No. CA-00062 by and between MachineTalker, Inc. and Kellogg, Brown & Root Services, Inc., dated December 20, 2004
                  (2)
         10.3 Agreement by and between MachineTalker, Inc. and Science Applications International Corporation, dated July 1, 2004 (1)
         14.1     Code of Conduct
         31.1     Section 302 Certification
         32.1     Section 906 Certification
--------------------------

     (1) Incorporated by reference to the Form SB-2 Registration Statement filed with the Securities and Exchange Commission dated August 1, 2005.

     (2)  Incorporated  by  reference  to  Amendment  No.  4 to  the  Form  SB-2
          Registration   Statement   filed  with  the  Securities  and  Exchange
          Commission dated November 2, 2005.

(b) MTI did not file any Current Reports on Form 8-K during or subsequent to the last quarter of the fiscal year ended December 31, 2006.

ITEM 14.      PRINCIPAL ACCOUNTANT FEES AND SERVICES

         HJ Associates & Consultants, LLP, Certified Public Accountants ("HJ") is our principal auditing accountant firm, replacing Rose, Snyder & Jacobs, LLP, Certified Public Accountants ("RSJ") on January 3, 2006. Both CPA firms have provided other non-audit services to the Company. The Audit Committee approved the engagement of HJ before HJ rendered audit and non-audit services to us.

         Each year the independent auditor's retention to audit our financial statements, including the associated fee, is approved by the Board before the filing of the previous year's Annual Report on Form 10-KSB.

HJ FEES
                                                         2006       2005
                                                     ------------------------

        Audit Fees(1)                                   $  20,900    $14,100
        Audit Related Fees                                  - 0 -      - 0 -
        Tax Fees(2)                                     $   1,570      - 0 -
        All Other Fees                                      - 0 -      - 0 -
                                                     ------------------------
                                                        $  22,470    $14,100
                                                     ========================
------------
(1) Audit Fees consist of fees for the audit of our financial statements and review of the financial statements included in our quarterly reports.

(2) Tax fees consist of fees for the preparation of original federal and state income tax returns and fees for miscellaneous tax consulting services.

RSJ FEES

                                                          2006       2005
                                                     ------------------------

        Audit Fees(1)                                          N/A    $50,900
        Audit Related Fees                                     N/A      - 0 -
        Tax Fees(2)                                            N/A    $ 2,300
        All Other Fees                                         N/A      - 0 -
                                                      ------------------------
                                                               N/A    $53,200
                                                      ========================
------------
(1) Audit Fees consist of fees for the audit of our financial statements and review of the financial statements included in our quarterly reports.

(2) Tax fees consist of fees for the preparation of original federal and state income tax returns and fees for miscellaneous tax consulting services.


PRE-APPROVAL POLICIES AND PROCEDURES OF AUDIT AND NON-AUDIT SERVICES OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

         The Audit Committee's policy is to pre-approve, typically at the beginning of our fiscal year, all audit and non-audit services, other than de minimis non-audit services, to be provided by an independent registered public accounting firm. These services may include, among others, audit services, audit-related services, tax services and other services and such services are generally subject to a specific budget. The independent registered public accounting firm and management are required to periodically report to the full Board regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval, and the fees for the services performed to date. As part of the Board's review, the Board will evaluate other known potential engagements of the independent auditor, including the scope of work proposed to be performed and the proposed fees, and approve or reject each service, taking into account whether the services are permissible under applicable law and the possible impact of each non-audit service on the independent auditor's independence from management. At Audit Committee meetings throughout the year, the auditor and management may present subsequent services for approval. Typically, these would be services such as due diligence for an acquisition, that would not have been known at the beginning of the year.

         The Audit Committee has considered the provision of non-audit services provided by our independent registered public accounting firm to be compatible with maintaining their independence. The Audit Committee will continue to approve all audit and permissible non-audit services provided by our independent registered public accounting firm.


                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 17, 2007           MACHINETALKER, INC.


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


BY:  \s\ Roland F. Bryan                             Dated: April 17, 2007
      --------------------------------------
    Roland F. Bryan, Chairman of the Board,
    Chief Executive Officer, President
    Chief Financial Officer, and Secretary