Form 10QSB
period 2007-03-31
MACHINETALKER INC
filed 2007-05-18
CIK 1172631

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

                             Commission file number:
                                    000-49805

                               MACHINETALKER, INC.
                      ------------------------------------
             (Exact name of Registrant as Specified in its Charter)

                 Delaware                        01-0592299
        ----------------------------   ---------------------------------
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
         COMMON STOCK                                     OTC

         Check whether the registrant (1) filed all reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                      Yes      X                No
                                           ---------             ----------

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                      Yes                       No    X
                                          --------               ---------

         State the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

         As of April 30, 2007 the number of shares outstanding of the registrant's only class of common stock was 162,437,842.

         Transitional Small Business Disclosure Format (check one):

                                      Yes                       No    X
                                          --------               ---------

                                TABLE OF CONTENTS



PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheet at March 31, 2007 (unaudited)....................... 1

         Statements of Operations for the Three Months Ended
         March 31, 2006 and March 31, 2007 (unaudited)..................... 2

         Statement of Shareholders' Deficit for the Year Ended
         December 31, 2006 through the Three Months
         Ended March 31, 2007 (unaudited).................................. 3

         Statements of Cash Flows for the Three Months Ended
         March 31, 2006 and March 31, 2007 (unaudited)..................... 4

         Notes to Financial Statements..................................... 5

Item 2.  Management's Discussion and Analysis or Plan of Operation........  8

Item 3.  Controls and Procedures.......................................... 11

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings................................................ 12

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds...... 13

Item 3.  Defaults upon Senior Securities.................................. 13

Item 4.  Submission of Matters to a Vote of Security Holders.............. 13

Item 5.  Other Information................................................ 13

Item 6.  Exhibits and Reports on Form 8-K................................. 13

Signatures     ........................................................... 14

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                               MACHINETALKER, INC.
                          (A Development Stage Company)
                            BALANCE SHEET - UNAUDITED
                                 MARCH 31, 2007

                                     ASSETS

CURRENT ASSETS
        Cash and cash equivalents                                                 $       2,886
        Accounts Receivable                                                              13,968
        Inventory                                                                        49,091
        Prepaid Expenses                                                                  1,034
        Employee Advances                                                                     -
                                                                                  ---------------
          TOTAL CURRENT ASSETS                                                           66,979
                                                                                  ---------------

PROPERTY & EQUIPMENT, at cost
        Machinery & Equipment                                                            13,080
        Computer equipment                                                               50,750
        Furniture & Fixture                                                               4,671
                                                                                  ---------------
                                                                                         68,501
        Less accumulated depreciation                                                   (40,934)
                                                                                  ---------------
          NET PROPERTY AND EQUIPMENT                                                     27,567
                                                                                  ---------------

OTHER ASSETS
        Security Deposit                                                                  2,975
                                                                                  ---------------

          TOTAL ASSETS                                                            $      97,521
                                                                                  ===============
                      LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
        Bank Overdraft                                                            $      18,820
        Accounts payable                                                                 23,390
        Accrued expenses                                                                110,908
        Unearned revenues                                                                40,000
        Note Payable, W. Beiffuss                                                        20,000
        Notes Payable, shareholder                                                      301,342
                                                                                  ---------------
          TOTAL CURRENT LIABILITIES                                                     514,460
                                                                                  ---------------

LONG TERM LIABILITIES
        Unearned revenues                                                                68,817
        Notes Payable, shareholder                                                      436,000
                                                                                  ---------------
          TOTAL LONG TERM LIABILITIES                                                   504,817
                                                                                  ---------------

          TOTAL  LIABILITIES                                                          1,019,277
                                                                                  ---------------

SHAREHOLDERS' DEFICIT
Common stock, $.001 par value;
500,000,000 authorized shares;
161,599,582 shares issued and outstanding                                               161,600
Additional paid in capital                                                            2,696,779
Deficit accumulated  during the development stage                                    (3,780,135)
                                                                                  ---------------

        TOTAL SHAREHOLDERS'  DEFICIT                                                   (921,756)
                                                                                  ---------------

          TOTAL LIABILITIES AND SHAREHOLDERS'  DEFICIT                            $      97,521
                                                                                  ===============

   The accompanying notes are an integral part of these financial statements.

                               MACHINETALKER, INC.
                          (A Development Stage Company)
                      STATEMENTS OF OPERATIONS - UNAUDITED

                                                           Three Months Ended
                                                       ---------------------------    From Inception
                                                                                      January 30,2002
                                                                 March 31,                through
                                                            2007          2006        March 31, 2007
                                                       ------------- -------------  ------------------
REVENUE                                                $      23,968  $     16,667   $       1,006,817

COST OF SERVICES                                              32,921        16,868             432,210
                                                       ------------- -------------  ------------------

GROSS PROFIT (DEFICIT)                                        (8,953)         (201)            574,607

OPERATING EXPENSES
 Salaries                                                     63,073        79,164           1,008,337
 Professional and consulting fees                             17,103        27,005             683,637
 Research and development                                     65,272        77,013           1,111,991
 Stock Compensation Cost                                       4,215         9,168              44,070
 Patent Expense                                                5,125           150              30,974
 Rent                                                          3,804         3,566             149,648
 Insurance expenses                                            8,995         4,588             105,662
 Depreciation and amortization                                 2,971         3,450              40,934
 Payroll taxes                                                 9,373        15,236             160,966
 Office expense                                                2,707         1,715              56,994
 Meals and entertainment                                         470           775              13,744
 Postage & Delivery                                            1,238         1,200              17,065
 Repairs & Maintenance                                           693           390              10,340
 Storage Expense                                               4,500         4,500              39,030
 Travel                                                        3,338         8,050              56,756
 Taxes & Licenses                                                525            35              10,183
 Advertising                                                  10,246         3,055              55,922
 Contributions                                                     -             -                 660
 Telephone and Utilities                                       2,505         2,377              30,112
 Marketing Services                                           53,305             -             509,366
                                                       ------------- -------------  ------------------
        TOTAL OPERATING EXPENSES                             259,458       241,437           4,136,391
                                                       ------------- -------------  ------------------

LOSS FROM OPERATIONS                                        (268,411)     (241,638)         (3,561,784)

OTHER INCOME/(EXPENSE) BEFORE PROVISION FOR INCOME TAXES
 Interest Income                                                   3           349              10,228
 Interest Expense                                            (10,601)       (6,583)           (150,342)
 Loss on Investment                                                -             -             (72,000)
 Loss on Sale of Asset                                             -             -              (2,200)
                                                       ------------- -------------  ------------------
                                                             (10,598)       (6,234)           (214,314)
                                                       ------------- -------------  ------------------

PROVISION FOR INCOME TAXES                                      (800)            -              (4,037)
                                                       ------------- -------------  ------------------

NET (LOSS)                                                  (279,809)     (247,872)         (3,780,135)
                                                       ============= =============  ==================


BASIC AND DILUTED LOSS PER SHARE                       $       (0.00) $      (0.00)
                                                       ============= =============

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
      BASIC AND DILUTED                                  161,244,113   159,122,050
                                                       ============= =============

   The accompanying notes are an integral part of these financial statements.

                               MACHINETALKER, INC.
                          (A Development Stage Company)
                       STATEMENT OF SHAREHOLDERS' DEFICIT
      FROM DECEMBER 31, 2006 THROUGH THE THREE MONTHS ENDED MARCH 31, 2007
                                   (Unaudited)

                                                                                                           Accumulated
                                                                                                          Deficit During
                                                                        Common stock           Additional      the
                                                                  -------------------------    Paid-in     Development
                                                                    Shares       Amount        Capital        Stage        Total
                                                                  ----------- ------------- -------------- ------------ ------------
Balance at December 31, 2006                                      160,539,193    $ 160,539      2,568,320   (3,500,326)    (771,467)

Common stock warrants exercised in January 2007
   (31,818 common stock warrants exercised for cash
    at $0.12 per share) (unaudited)                                    31,818           32          3,786            -        3,818

Issuance of common stock in January 2007
   (828,571 shares at $0.07 per share for cash) (unaudited)           828,571          829         57,171            -       58,000

Issuance of common stock in February 2007
   (200,000 shares at $0.07 per share for cash) (unaudited)           200,000          200         13,800            -       14,000

Stock compensation cost (unaudited)                                         -            -          4,215            -        4,215

Issuance of 600,000 warrants for services (unaudited)                       -            -         49,487            -       49,487

Net Loss for the three months ended March 31, 2007 (unaudited)              -            -              -     (279,809)    (279,809)
                                                                  ----------- ------------- -------------- ------------ ------------

Balance at March 31, 2007 (unaudited)                             161,599,582    $ 161,600      2,696,779   (3,780,135)    (921,756)
                                                                  =========== ============= ============== ============ ============

   The accompanying notes are an integral part of these financial statements.

                               MACHINETALKER, INC.
                          (A Development Stage Company)
                      STATEMENTS OF CASH FLOWS - UNAUDITED

                                                                                  Three Months Ended
                                                                         --------------------------------------   From Inception
                                                                                                                 January 30, 2002
                                                                                       March 31,                      through
                                                                                2007               2006           March 31, 2007
                                                                         ------------------- ------------------ --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                                 $         (279,809) $        (247,872) $       (3,780,135)
 Adjustment to reconcile net loss to net cash
  used in operating activities
 Depreciation and amortization                                                         2,971              3,449              46,034
 Issuance of common shares and warrants for  services                                 49,487              9,168             513,615
 Issuance of common shares in conversion of debt                                           -                  -             400,000
 Write off of investment value                                                             -                  -              72,000
 Stock Compensation Cost                                                               4,215                  -              44,070
 Disposal of Asset                                                                         -                  -               4,200
 (Increase) Decrease in:
  Accounts receivable                                                                (13,968)             2,000             (13,968)
  Inventory                                                                             (615)            (1,317)            (49,091)
  Employee Advances                                                                      227               (389)                  -
  Prepaid Expenses                                                                     3,102             (1,591)             (1,034)
  Deposits                                                                                 -                  -              (2,975)
 Increase (Decrease) in:
  Accounts payable                                                                   (14,876)               832              23,390
  Accrued expenses                                                                    45,626              8,764             110,908
  Unearned revenue                                                                   (10,000)           (10,000)            108,817
  Tax liabilities                                                                          -                  -                   -
                                                                         ------------------- ------------------ --------------------

        NET CASH USED IN OPERATING ACTIVITIES                                       (213,640)          (236,956)         (2,524,169)
                                                                         ------------------- ------------------ --------------------

Net CASH FLOWS USED IN INVESTING ACTIVITIES:
 Purchase of property and equipment                                                        -                  -             (72,700)
                                                                         ------------------- ------------------ --------------------
        NET CASH USED IN INVESTING ACTIVITIES                                              -                  -             (72,700)
                                                                         ------------------- ------------------ --------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Bank Overdraft                                                                       18,820                  -              18,820
 Proceeds from/payments to Officers Loans                                             51,342             64,900             737,342
 Proceeds from investor                                                               20,000                  -              20,000
 Proceeds from issuance of common stock                                               75,818              7,875           1,815,943
                                                                         ------------------- ------------------ --------------------

        NET CASH PROVIDED BY FINANCING ACTIVITIES                                    165,980             72,775           2,592,105
                                                                         ------------------- ------------------ --------------------

          NET INCREASE IN CASH                                                       (47,660)          (164,181)             (4,764)


CASH, BEGINNING OF PERIOD                                                             50,546            171,934               7,650
                                                                         ------------------- ------------------ --------------------

CASH, END OF PERIOD                                                       $            2,886  $           7,753  $            2,886
                                                                         =================== ================== ====================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Interest  paid                                                         $                -  $           2,222  $          133,774
                                                                         =================== ================== ====================
   Income taxes paid                                                      $              800  $               -  $            4,037
                                                                         =================== ================== ====================

SUPPLEMENTAL  SCHEDULE OF NON-CASH  TRANSACTIONS

         During the three months ended March 31, 2007, the Company expensed compensation cost of $4,215 related to the vesting of employee stock options; 600,000 warrants were issued for services for a fair value of $49,487.

   The accompanying notes are an integral part of these financial statements.

                               MACHINETALKER, INC.
                          (A Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS - UNAUDITED
                                 MARCH 31, 2007

1.       BASIS OF PRESENTATION

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information refer to the financial statements and footnotes thereto included in the Company's Form 10K-SB for the year ended December 31, 2006.


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         This summary of significant accounting policies of MachineTalker, Inc. (the "Company") is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

         GOING CONCERN
         The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company does not generate significant revenue, and has negative cash flows from operations, which raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, an additional cash infusion. As discussed in note 6, the Company has obtained funds from its shareholders since its inception through March 31, 2007. Management believes this funding will continue, and is also actively seeking new investors. Management believes the existing shareholders and the prospective new investors will provide the additional cash needed to meet the Company's obligations as they become due, and will allow the development of its core of business.

         DEVELOPMENT STAGE ACTIVITIES AND OPERATIONS
         The Company has been in its initial stages of formation and for the three months ended March 31, 2007, had insignificant revenues. FASB #7 defines a development stage activity as one in which all efforts are devoted substantially to establishing a new business and even if planned principal operations have commenced, revenues are insignificant.

         REVENUE RECOGNITION AND UNEARNED INCOME
         The Company recognizes revenue when services are performed, and at the time of shipment of products, provided that evidence of an arrangement exists, title and risk of loss have passed to the customer, fees are fixed or determinable, and collection of the related receivable is reasonably assured. The Company also granted an exclusive license limited to a specific application for the use of the technology required to operate the Company's product. The revenue related to this transaction is recognized over the contract period, and the related deferred revenue amounted to $108,817 at March 31, 2007. To date the Company has had minimal revenue and is still in the development stage.

                               MACHINETALKER, INC.
                          (A Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS - UNAUDITED
                                 MARCH 31, 2007

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

         The Company adopted FAS 123R using the modified prospective method which requires the application of the accounting standard as of January 1, 2006. Our financial statements as of and for the three months ended March 31, 2007 reflect the impact of adopting FAS 123R. In accordance with the modified prospective method, the financial statements for prior periods have not been restated to reflect, and do not include, the impact of FAS 123R.

         Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the statement of operations during the three months ended March 31, 2007, included compensation expense for the stock-based payment awards granted prior to, but not yet vested, as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of FAS 148, and compensation expense for the stock-based payment awards granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with FAS 123R. As stock-based compensation expense recognized in the statement of income for the three months ended March 31, 2007 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. FAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the pro forma information required under FAS 148 for the periods prior to the three months ended March 31, 2007, we accounted for forfeitures as they occurred. The stock-based compensation expense recognized in the condensed statement of operations during the three months ended March 31, 2007, is $4,215.

                                                                         2007          2006
                                                                   -------------- -------------
         Net Loss

         As reported                                                 $   (279,809)  $   (247,872)
         Add: Stock Based Employee Compensation expense
         included in reported net loss, net of related tax effect               -              -

         Deduct: Total Stock Based Employee Compensation
         expense determined under fair value based method for
         all awards, net of related tax effect                                  -              -
                                                                   --------------   -------------

         Pro Forma                                                   $   (279,809)  $   (247,872)
                                                                   ==============   =============
         Basic and Diluted Loss per Share
            As reported                                              $      (0.00)  $      (0.00)
                                                                   ==============   =============
            Pro Forma                                                $      (0.00)  $      (0.00)
                                                                   ==============   =============

         RECLASSIFICATION OF EXPENSES
         The   expenses   for  the  three  months  ended  March  31,  2006  were
         reclassified to conform with the expenses for the three months ended March 31, 2007.

                               MACHINETALKER, INC.
                          (A Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS - UNAUDITED
                                 MARCH 31, 2007

3.       CAPITAL STOCK AND WARRANTS

         At March 31, 2007, the Company's authorized stock consists of 500,000,000 shares of common stock, par value $0.001 per share. During the three months ended March 31, 2007, the Company through a private placement issued 1,028,571 shares of common stock for cash of $72,000 at a price of $0.07 per share, and through the exercise of warrants issued 31,818 shares of common stock for cash of $3,818 at a price of $0.12 per share. During the three months ended March 31, 2006, the Company issued 315,000 shares of common stock for cash of $7,875 for warrants exercised at a price of $0.025.

         WARRANTS

         During the three months ended March 31, 2007, the Company issued 600,000 warrants for services with a fair value of $49,487 determined using the Black Scholes pricing model; 31,818 of these warrants were exercised at a price of $0.12. During the three months ended March 31, 2006, 315,000 shares of common stock warrants were exercised at $0.025 per share. At March 31, 2007, the Company had a total of 4,900,182 warrants to purchase 4,900,182 shares of common stock outstanding.


4.       RELATED PARTY

         The Company leases its premises from a company in which our majority shareholders are minority shareholders pursuant to a three year lease which expires on August 20, 2007. The rent expense for the three months ended March 31, 2007 and 2006 amounted to $3,804 and $3,566 respectively.


5.       SUBSEQUENT EVENTS

         During April 2007, the Company through a private placement issued 800,000 shares of common stock for $56,000 in cash. Also, the Company issued 38,260 shares of common stock for services with a fair value of $3,860.

ITEM 2. MANAGEMENT'S  DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

CAUTIONARY STATEMENTS

         This Form 10-QSB contains financial projections and other "forward-looking statements," as that term is used in federal securities laws, about MachineTalker, Inc.'s financial condition, results of operations and business. These statements include, among others: statements concerning the potential for revenues and expenses and other matters that are not historical facts. These statements may be made expressly in this Form 10-QSB. You can find many of these statements by looking for words such as "believes," "expects," "anticipates," "estimates," or similar expressions used in this Form 10-QSB. These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause MachineTalker, Inc.'s actual results to be materially different from any future results expressed or implied by MachineTalker, Inc. (the "Company" or "we") in those statements. The most important facts that could prevent the Company from achieving its stated goals include, but are not limited to, the following:

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

         The following discussion should be read in conjunction with our condensed financial statements and notes to those statements. In addition to historical information, the following discussion and other parts of this quarterly report contain forward-looking information that involves risks and uncertainties.

OVERVIEW

         The Company is now able to deliver MachineTalkers(R) that automatically join with other Talkers(R) to form a reliable ad hoc mesh network. We have worked successfully with a mesh networking community of 100 Talkers and have found ways to configure the product to meet new packaging requirements. To complete these products we addressed two different applications with the same Talker design. One version is used to protect, monitor, and track inventory in real time. The other version is used in wireless industrial applications where sensors are monitored, data collected, and events analyzed.

         The physical packages differ. For inventory tracking, packages are sealed against any intrusion with no external connections. For industrial data collection, packages have external connectors for attaching the sensors. This latter package has also been assembled with an external terminal strip instead of connectors so that customers can try a variety of sensor connections to gain knowledge on how to use Talkers in their own environment. The exposed terminal version is sold as part of an evaluation "kit" with control software to assess whether Talkers fit into a planned application or as an improvement of an existing application.

         Our model for growth is based on providing standard products that can be manufactured in quantity and that Original Equipment Manufactures ("OEMs") and Systems Integrators can take into the field, relative to their own product line. For the military, both Navy and Army demonstrations have been completed by a Systems Integrator that deals with the shipment and tracking of munitions inventory on pallets and they picked the MachineTalker as best for that purpose. For them, we created all of the software that controlled the Talkers in the demonstration and we made design changes to fit into their requirement. This Talker version can now be produced in quantity and fielded for any similar use.

         For process control applications where data is gathered for energy audit or for detection and security in oil refineries, we have also made design changes to meet customer requirements. Management believes that demonstrations to a potential energy audit customer, put on by OEM Sense-Comm Technology, have gone well. The potential energy audit customer has requested an additional packaging change to make a Talker with waterproof connectors. The refineries have provided us with an explosion proof enclosure into which they want us to put the Talkers for installation in tank farms. We anticipate that the potential energy audit customer will purchase several units over the next several years.

         We plan to invest a significant portion of any additional capital available to us in sales and marketing, manufacturing inventory, and infrastructure. We cannot assure that we will be able to locate sources of additional capital on terms favorable to us.

         We currently have five full time technical employees that handle both product development and conducting demonstrations for customers on site and at seminars. We now have completed products and demonstration units to offer, and we need to hire additional technical sales staff to better introduce the products to OEMs and Systems Integrators so that they will adopt our technology into their relative fields and applications.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

REVENUE

         Total revenue increased by $7,301 or 43.81% to $23,968 for the three months ended March 31, 2007 compared to the prior period. This increase in revenue was a result of sales to an existing customer and earned revenue from the prior period.

COST OF SALES

         Cost of Sales ("COS") increased by $16,053 or 95.17% to $32,921 for the three months ended March 31, 2007 compared to the prior period. This increase in COS was a result of an increase in raw materials and labor.

GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative ("G&A") expenses increased by $29,762 or 18.10%, to $194,186 for the three months ended March 31, 2007 compared to the prior period. This increase in G&A expenses was the result of increases in marketing services.

RESEARCH AND DEVELOPMENT

         Research and Development ("R&D") costs decreased by $(11,741) or (15.25)%, to $65,272 for the three months ended March 31, 2007 compared to the prior period. This decrease in R&D costs was the result of a decrease in testing of product alternatives, construction of prototypes, and application of engineering time to customer projects.

NET LOSS

         Net Loss increased by $(31,937) or (12.88)%, to $279,809 for the three months ended March 31, 2007, compared to the prior period. This increase in Net Loss was the result of an increase in COS and G&A expenses. Currently operating costs exceed revenue because sales are not yet significant. We cannot assure when or if revenue will exceed operating costs.

LIQUIDITY AND CAPITAL RESOURCES

         The Company had net cash of $2,886 at March 31, 2007, as compared to $7,753 at March 31, 2006.

         During the three months ended March 31, 2007, the Company used $213,640 of cash for operating activities, as compared to $236,956 during the three months ended March 31, 2007. The decrease in the use of cash for operating activities was a result of a decrease in research and development expenses, salaries, and professional fees.

         No cash was used in investing activities during the three months ended March 31, 2007 and 2006.

         Cash provided by financing activities relating to the issuance of shares of common stock during the three months ended March 31, 2007 was $75,818, as compared to $7,875 during the three months ended March 31, 2006. Since January 1, 2005, our capital needs have primarily been met from the proceeds of loans from the officer, private placements and, to a lesser extent, sales.

         We will have additional capital requirements during 2007 and we are seeking OEM relationships with companies that will adopt our product line and also fund the variations that fit into their respective offerings. During the next nine months we will require approximately $300,000 to cover product development engineering costs and $200,000 for operations and marketing. We do not anticipate any significant capital equipment expenditures. We intend to meet our cash requirements through sales of our products and plan to continue to generate sales leads through tradeshows and marketing. If we are unable to satisfy our cash requirements through product sales, we will attempt to raise additional capital through the sale of our common stock.

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

         Our management has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2007 (under the supervision and with the participation of the Chief Executive Officer and the Principal Accounting Officer), pursuant to Rule 13a-15(b) promulgated under the Exchange Act. As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting. Based on this evaluation, our Company's Chief Executive Officer and Principal Accounting Officer have concluded that our Company's disclosure controls and procedures were not effective as of December 31, 2006, due to certain material weaknesses in internal control over financial reporting.

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


PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Not Applicable

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         During the three months ended March 31, 2007, the Company issued 1,028,571 shares of common stock for cash of $72,000 to a total of four investors pursuant to a private placement. The private placement was made pursuant to Rule 506 of Regulation D promulgated under section 4(2) of the Securities Act of 1933, as amended. The Company also issued 31,818 shares of common stock pursuant to the exercise of warrants by one service provider at an exercise price of $0.12 for cash of $3,818.

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

(b) The Company did not file any Current Reports on Form 8-K during or subsequent to the last quarter of the fiscal year ended March 31, 2007.

                                   SIGNATURES

         In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 17, 2007       MACHINETALKER, INC.


                          By: /s/ Roland F. Bryan
                          ----------------------------------------
                          Roland F. Bryan, Chairman of the Board, Chief Executive Officer, President, Chief Financial Officer and Secretary