Form 10QSB
period 2007-06-30
MACHINETALKER INC
filed 2007-08-16
CIK 1172631

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR QUARTERLY PERIOD ENDED JUNE 30, 2007

                             Commission file number:
                                    000-49805

                               MACHINETALKER, INC.
                      ------------------------------------
             (Exact name of Registrant as Specified in its Charter)


        Delaware                                        01-0592299
----------------------------                -----------------------------------
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

                                           Yes      X                 No
                                               ------------             --------

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                           Yes                        No   X
                                               ------------             --------

         State the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

         As  of  July  31,  2007  the  number  of  shares   outstanding  of  the
registrant's only class of common stock was 170,484,985.

         Transitional Small Business Disclosure Format (check one):

                                           Yes                        No   X
                                               ------------             --------

                                TABLE OF CONTENTS



PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements (unaudited)

           Balance Sheet at June 30, 2007 (unaudited)....................................................1

           Statements of Operations for the Three and Six Months
           Ended June 30, 2007 and June 30, 2006 (unaudited).............................................2

           Statements of Stockholders' Deficit for the Year Ended
           December 31, 2006 and for the Six Months Ended
           June 30, 2007 (unaudited).....................................................................3

           Statements of Cash Flows for the Six Months Ended June 30, 2007
           and June 30, 2006 (unaudited).................................................................4

           Notes to Financial Statements.................................................................5

Item 2.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations.........................................................................8

Item 3.    Controls and Procedures......................................................................11

PART II -  OTHER INFORMATION

Item 1.    Legal Proceedings............................................................................12

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds..................................12

Item 3.    Defaults upon Senior Securities..............................................................12

Item 4.    Submission of Matters to a Vote of Security Holders..........................................13

Item 5.    Other Information............................................................................13

Item 6.    Exhibits.....................................................................................13

Signatures..............................................................................................14

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

                               MACHINETALKER, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                  JUNE 30, 2007
                                   (Unaudited)

                                     ASSETS

CURRENT ASSETS
        Cash and cash equivalents                                                 $       26,081
        Inventory                                                                         56,270
                                                                                  ---------------
TOTAL CURRENT ASSETS                                                                      82,351
                                                                                  ---------------

PROPERTY & EQUIPMENT, at cost
        Machinery & equipment                                                             13,080
        Computer equipment                                                                50,750
        Furniture & fixture                                                                4,671
                                                                                  ---------------
                                                                                          68,501
        Less accumulated depreciation                                                    (43,905)
                                                                                  ---------------
                NET PROPERTY AND EQUIPMENT                                                24,596
                                                                                  ---------------

OTHER ASSETS
        Investment  in Listen4U                                                            2,468
        Security deposit                                                                   2,975
                                                                                  ---------------
        TOTAL OTHER ASSETS                                                                 5,443
                                                                                  ---------------

                TOTAL ASSETS                                                      $      112,390
                                                                                  ===============

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
        Accounts payable                                                                  31,106
        Accrued expenses                                                                 152,280
        Unearned revenues                                                                 30,000
        Notes payable, shareholder (note 7)                                              301,342
                                                                                  ---------------
                TOTAL CURRENT LIABILITIES                                                514,728
                                                                                  ---------------

LONG TERM LIABILITIES
        Unearned revenues                                                                 68,817
        Notes payable, shareholder (note 7)                                              436,000
                                                                                  ---------------
        TOTAL LONG TERM LIABILITIES                                                      504,817
                                                                                  ---------------

        TOTAL  LIABILITIES                                                             1,019,545
                                                                                  ---------------

SHAREHOLDERS' EQUITY DEFICIT
        Common stock, $.001 par value;
        500,000,000 authorized shares;
        165,944,985 shares issued and outstanding                                        165,945
        Additional paid in capital                                                     2,982,771
        Deficit accumulated  during the development stage                             (4,055,871)
                                                                                  ---------------

        TOTAL SHAREHOLDERS'  DEFICIT                                                    (907,155)
                                                                                  ---------------

                TOTAL LIABILITIES AND SHAREHOLDERS'  DEFICIT                      $      112,390
                                                                                  ===============


   The accompanying notes are an integral part of these financial statements.
                                       -1-

                               MACHINETALKER, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                            Three Months Ended            Six Months Ended
                                                        ---------------------------  --------------------------- From Inception
                                                                                                                 January 30,2002
                                                                  June 30,                     June 30,              through
                                                            2007          2006           2007          2006       June 30, 2007
                                                        ------------- -------------  ------------- ------------ ------------------

REVENUE, net                                           $      (2,238) $    516,667   $     21,730  $    533,333 $       1,004,579

COST OF SERVICES                                              (1,991)       14,503         30,930        31,370           430,219
                                                        ------------- -------------  ------------- ------------ ------------------

GROSS PROFIT (DEFICIT)                                          (247)      502,164         (9,200)      501,963           574,360

OPERATING EXPENSES
 Salaries                                                     43,355        90,411        106,428       162,970         1,051,692
 Professional and consulting fees                             38,997        36,214         56,100        69,824           722,634
 Research and development                                    102,962        71,358        168,234       148,371         1,214,953
 Stock compensation cost                                       4,261         9,269          8,476        18,437            48,331
 Patent expense                                                    -         1,500          5,125         1,650            30,974
 Rent                                                          4,279         3,566          8,083         7,132           153,927
 Insurance expenses                                           16,374         7,879         25,369        12,467           122,036
 Depreciation and amortization                                 2,971         3,369          5,942         6,819            43,905
 Payroll taxes                                                 7,904        12,492         17,277        27,728           168,870
 Office expense                                                3,876         2,759          6,568         4,474            60,855
 Meals and entertainment                                       1,177           496          1,647         1,271            14,921
 Postage & delivery                                              958         1,091          2,196         2,290            18,023
 Repairs & maintenance                                           593           790          1,286         1,180            10,933
 Storage expense                                               4,500         4,500          9,000         9,000            43,530
 Travel                                                        7,240         6,216         10,577        14,266            63,995
 Taxes & licenses                                                 84           119            624           154            10,282
 Advertising                                                   9,786         8,787         20,032        11,842            65,708
 Contributions                                                     -             -              -             -               660
 Telephone and utilities                                       2,172         2,096          4,677         4,473            32,284
 Marketing services                                           11,326             -         64,631             -           520,692
                                                        ------------- -------------  ------------- ------------- -----------------
        TOTAL OPERATING EXPENSES                             262,815       262,912        522,272       504,348         4,399,205
                                                        ------------- -------------  ------------- ------------- -----------------

LOSS FROM OPERATIONS                                        (263,062)      239,252       (531,472)       (2,385)       (3,824,845)

OTHER INCOME/(EXPENSE) BEFORE PROVISION FOR INCOME TAXES
 Interest income                                                   3             3              6           352            10,231
 Discounts earned                                                  2             -              2             -                 2
 Interest expense                                            (12,680)       (8,012)       (23,281)      (14,595)         (163,022)
 Loss on investment                                                -             -              -             -           (72,000)
 Loss on sale of asset                                             -             -              -             -            (2,200)
                                                        ------------- -------------  ------------- -------------- ----------------
                                                             (12,675)       (8,009)       (23,273)      (14,243)         (226,989)
                                                        ------------- -------------  ------------- -------------- ----------------

PROVISION FOR INCOME TAXES                                         -          (800)          (800)         (800)           (4,037)
                                                        ------------- -------------  ------------- -------------- ----------------

NET (LOSS)                                                  (275,737)      230,443       (555,545)      (17,428)       (4,055,871)
                                                        ============= =============  ============= ============== ================


BASIC AND DILUTED LOSS PER SHARE                        $      (0.00) $       0.00   $      (0.00) $      (0.00)
                                                        ============= =============  ============= =============

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
      BASIC AND DILUTED                                  162,558,420   159,614,468    162,081,650   159,371,578
                                                        ============= =============  ============= =============




   The accompanying notes are an integral part of these financial statements.
                                       -2-

                               MACHINETALKER, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        STATEMENT OF SHAREHOLDERS DEFICIT
                     FOR THE SIX MONTHS ENDED JUNE 30, 2007


                                                                                                          Accumulated
                                                                                                         Deficit During
                                                                        Common stock         Additional        the
                                                                  -------------------------    Paid-in     Development
                                                                    Shares       Amount        Capital        Stage        Total
                                                                  ----------- ------------- -------------- ------------ ------------

Balance at December 31, 2006                                      160,539,193 $    160,539      2,568,320   (3,500,326)    (771,467)

Common stock warrants exercised in January 2007
   (31,818 common stock warrants excercised for cash at $0.12)
   (unaudited)                                                         31,818           32          3,786            -        3,818

Issuance of common stock in January 2007
   (828,571 shares at $0.07 per share for cash) (unaudited)           828,571          829         57,171            -       58,000

Issuance of common stock in February 2007
   (200,000 shares at $0.07 per share for cash) (unaudited)           200,000          200         13,800            -       14,000

Stock compensation cost (unaudited)                                         -            -          4,215            -        4,215

Issuance of 600,000 warrants for services (unaudited)                       -            -         49,487            -       49,487

Issuance of common stock in April 2007
   (800,000 shares at $0.07 per share for cash) (unaudited)           800,000          800         55,200            -       56,000

Issuance of common stock in April 2007
   (38,260 shares at $0.10 per share for services) (unaudited)         38,260           38          3,788            -        3,826

Exercise of stock options in June 2007
  (250,000 shares at $0.025 per share for cash) (unaudited)           250,000          250          6,000            -        6,250

Conversion of note to common stock in June 2007
   (2,857,143 shares at $0.07 per share in conversion of debt)
   (unaudited)                                                      2,857,143        2,857        197,143            -      200,000

Issuance of common stock in June 2007
   (400,000 shares at $0.05 per share for cash) (unaudited)           400,000          400         19,600            -       20,000

Stock compensation cost (unaudited)                                         -            -          4,261            -        4,261

Net Loss for the six months ended June 30, 2007 (unaudited)                 -            -              -     (555,545)    (555,545)
                                                                  ----------- ------------- -------------- ------------ ------------

Balance at June 30, 2007 (unaudited)                              165,944,985 $    165,945      2,982,771   (4,055,871)    (907,155)
                                                                  =========== ============= ============== ============ ============


   The accompanying notes are an integral part of these financial statements.
                                       -3-

                               MACHINETALKER, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                              Six Months Ended
                                                                     -----------------------------------  From Inception
                                                                                                         January 30, 2002
                                                                                  June 30,                    through
                                                                           2007              2006          June 30, 2007
                                                                    -----------------  ------------- -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                            $      (555,545)   $     (17,428)   $     (4,055,871)
 Adjustment to reconcile net loss to net cash
  used in operating activities
 Depreciation and amortization                                                 5,942            6,818              49,005
 Issuance of common shares and warrants for  services                         53,313           18,437             517,441
 Issuance of common shares in conversion of debt                                   -                -             400,000
 Write off of investment value                                                     -                -              72,000
 Stock compensation cost                                                       8,476                -              48,331
 Disposal of asset                                                                 -                -               4,200
 (Increase) Decrease in:
   Accounts receivable                                                             -           (4,667)                  -
   Inventory                                                                  (7,794)          (1,906)            (56,270)
   Employee advances                                                             227             (269)                  -
   Prepaid expenses                                                            4,136          (12,623)                  -
   Deposits                                                                        -                -              (2,975)
 Increase (Decrease) in:
   Accounts payable                                                           (7,160)          (6,417)             31,106
   Accrued expenses                                                           86,998            4,175             152,280
   Unearned revenue                                                          (20,000)         (20,000)             98,817
   Tax liabilities                                                                 -                -                   -
                                                                     -----------------  ------------- -------------------

NET CASH USED IN OPERATING ACTIVITIES                                       (431,407)         (33,880)         (2,741,936)
                                                                     -----------------  ------------- -------------------

Net CASH FLOWS USED IN INVESTING ACTIVITIES:
 Purchase of property and equipment                                                -                -             (72,700)
 Investment in Company                                                        (2,468)               -              (2,468)
                                                                     -----------------  ------------- -------------------
NET CASH USED IN INVESTING ACTIVITIES                                         (2,468)               -             (75,168)
                                                                     -----------------  ------------- -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from/payments to officers loans                                    251,342                -             937,342
 Proceeds from issuance of common stock                                      158,068           67,875           1,898,193
                                                                     -----------------  ------------- -------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                    409,410           67,875           2,835,535
                                                                     -----------------  ------------- -------------------

NET INCREASE IN CASH                                                         (24,465)          33,995              18,431


CASH, BEGINNING OF PERIOD                                                     50,546          171,934               7,650
                                                                     -----------------  ------------- -------------------

CASH, END OF PERIOD                                                  $        26,081    $     205,929 $           26,081
                                                                     =================  ============= ===================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Interest paid                                                     $             -    $      14,595 $           133,774
                                                                     =================  ============= ===================
   Income taxes                                                      $           800    $         800 $             4,037
                                                                     =================  ============= ===================


SUPPLEMENTAL SCHEDULE OF NON-CASH  TRANSACTIONS
     During  the  six  months  ended  June  30,  2007,   the  Company   expensed
     compensation  cost of $8,476  related  to the  vesting  of  employee  stock options;  issued 38,260 shares of common stock and granted  600,000  common stock  purchase  warrants  for  services  for a fair value of $53,313;  and issued 2,  857,143  shares of common  stock in  conversion  of  $200,000 of related party loans payable.

   The accompanying notes are an integral part of these financial statements.
                                       -4-

                               MACHINETALKER, INC.
                          (A Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS - UNAUDITED
                                  JUNE 30, 2007

1.   BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information refer to the financial statements and footnotes thereto included in the Company's Form 10K-SB for the year ended December 31, 2006.


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

     GOING CONCERN
     The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company does not generate significant revenue, and has negative cash flows from operations, which raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, an additional cash infusion. The Company has obtained funds from its shareholders since its inception through June 30, 2007. Management believes this funding will continue, and is also actively seeking new investors. Management believes the existing shareholders and the prospective new investors will provide the additional cash needed to meet the Company's obligations as they become due, and will allow the development of its core of business.

     DEVELOPMENT STAGE ACTIVITIES AND OPERATIONS
     The Company has been in its initial stages of formation and for the six months ended June 30, 2007, had insignificant revenues. FASB #7 defines a development stage activity as one in which all efforts are devoted substantially to establishing a new business and even if planned principal operations have commenced, revenues are insignificant.

     REVENUE RECOGNITION AND UNEARNED INCOME
     The Company recognizes revenue when services are performed, and at the time of shipment of products, provided that evidence of an arrangement exists, title and risk of loss have passed to the customer, fees are fixed or determinable, and collection of the related receivable is reasonably assured. The Company also granted an exclusive license limited to a specific application for the use of the technology required to operate the Company's product. The revenue related to this transaction is recognized over the contract period, and the related deferred revenue amounted to $98,817 at June 30, 2007. To date the Company has had minimal revenue and is still in the development stage.

                               MACHINETALKER, INC.
                          (A Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS - UNAUDITED
                                  JUNE 30, 2007

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

     The Company adopted FAS 123R using the modified prospective method which requires the application of the accounting standard as of January 1, 2006. Our financial statements as of and for the six months ended June 30, 2007 reflect the impact of adopting FAS 123R. In accordance with the modified prospective method, the financial statements for prior periods have not been restated to reflect, and do not include, the impact of FAS 123R.

     Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the statement of operations during the six months ended June 30, 2007, included compensation expense for the stock-based payment awards granted prior to, but not yet vested, as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of FAS 148, and compensation expense for the stock-based payment awards granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with FAS 123R. As stock-based compensation expense recognized in the statement of income for the six months ended June 30, 2007 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. FAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the pro forma information required under FAS 148 for the periods prior to the six months ended June 30, 2007, we accounted for forfeitures as they occurred. The stock-based compensation expense recognized in the statement of operations during the six months ended June 30, 2007, is $8,476.

                                                                          2007            2006
                                                                      -------------- ----------------
Net Loss
  As reported                                                          $   (555,545)  $      (17,428)
  Add: Stock Based Employee Compensation expense
  included in reported net loss, net of related tax effects                       -                -

  Deduct: Total Stock Based Employee Compensation
  expense determined under fair value based method for
  all awards, net of related tax effects                                          -                -
                                                                      -------------- ----------------

  Pro Forma                                                            $   (555,545)  $      (17,428)
                                                                      ============== ================

  Basic and Diluted Loss per Share
            As reported                                                $      (0.00)  $        (0.00)
                                                                      ============== ================
            Pro Forma                                                  $      (0.00)  $        (0.00)
                                                                      ============== ================

                                       -6-

                               MACHINETALKER, INC.
                          (A Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS - UNAUDITED
                                  JUNE 30, 2007


3.   CAPITAL STOCK AND WARRANTS

     At June 30, 2007, the Company's authorized stock consists of 500,000,000 shares of common stock, par value $0.001 per share. During the six months ended June 30, 2007, the Company issued 1,828,571 shares of common stock for cash of $128,000 at a price of $0.07 pursuant to a private placement; 31,818 shares of common stock for warrants exercised at a price of $0.12 per share; 2,857,143 shares of common stock for the conversion of a note payable at a price of $0.07 per share; 250,000 shares of common stock issued for employee stock options exercised at a price of $0.025 per share; 400,000 shares of common stock for cash at a price of $0.05 per share; and 38,260 shares of common stock for services at a fair value of $0.10 per share. During the six months ended June 30, 2006, the Company issued 315,000 shares of common stock for warrants exercised at a price of $0.025 per share; and 400,000 shares of common stock for cash of $60,000 at a price of $0.15 per share.

     WARRANTS

     During the six months ended June 30, 2007, the Company issued 600,000 warrants for services with a fair value of $49,487 determined using the Black Scholes pricing model; 31,818 of these warrants were exercised at a price of $0.12 per share. During the six months ended June 30, 2006, 315,000 shares of common stock warrants were exercised at $0.025 per share. At June 30, 2007, the Company had a total of 4,900,182 warrants to purchase 4,900,182 shares of common stock outstanding.


4.   RELATED PARTY

     The Company leases its premises from a company in which its majority shareholders are minority shareholders pursuant to a three year lease which expires on August 20, 2007. The rent expense for the six months ended June 30, 2007 and 2006 amounted to $8,083 and $7,132, respectively.


5.   INVESTMENT IN LIMITED LIABILITY COMPANY

     The Company invested $2,468 to acquired a 20% ownership in Listen4U, LLC. Listen4U is a newly formed company that has developed a new technology called listen4leaks. Listen4leaks is an inexpensive, small and easy to use device, which detects leaks in pipes.


6.   SUBSEQUENT EVENTS

     During July 2007, the Company issued 1,540,000 shares of common stock for $77,000 in cash.

     On July 20, 2007, the Company, Wideband Detection Technologies, Inc., a Florida corporation ("WDT"), and UTEK Corporation ("UTEK"), entered into an agreement and plan of acquisition, pursuant to which the Company agreed to acquire 100% of the total issued and outstanding stock of WDT from UTEK in exchange for 3,000,000 shares of the Company's' common stock based on a value of $0.08 per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENTS

         This Form 10-QSB contains financial projections and other "forward-looking statements," as that term is used in federal securities laws, about MachineTalker, Inc.'s ("we," "us," or the "Company") financial condition, results of operations and business. These statements include, among others: statements concerning the potential for revenues and expenses and other matters that are not historical facts. These statements may be made expressly in this Form 10-QSB. You can find many of these statements by looking for words such as "believes," "expects," "anticipates," "estimates," or similar expressions used in this Form 10-QSB. These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause the Company's actual results to be materially different from any future results expressed or implied by the Company in those statements. The most important facts that could prevent the Company from achieving its stated goals include, but are not limited to, the following:

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

OVERVIEW

         The completion of products last year and in the first two quarters of 2007 will be used in two very different applications. The first application is in condition-based maintenance where Talkers(R) equipped with vibration sensors are intended for use in large industrial facilities to monitor changes in the character of motors and bearing supports. Changes in the vibration of rotating devices indicate that Talkers(R) require immediate maintenance. This eliminates the expense of periodic repairs that may be made when not required and labor costs associated with having to manually test these rotating devices in order to determine potential failure. We are preparing complete systems to do this analysis automatically over a wireless connection.

         Although the second area of focus still addresses the security of cargo in shipping containers, our new product development is focused on variations of Ultra-Wide Band ("UWB") signals to create a more capable sensor. The UWB technology now available to us will detect any minimal movement which means that if anything moves inside a container, or opens a hole or intrudes in any way, the change can be detected and the Talker(R) send an alert. The acquisition by the Company of Wideband Detection Technologies, Inc. ("WDT") and its license from Lawrence Livermore National Laboratory that covers this UWB intrusion detector (and other UWB technology) will permit the creation of this new product and others in our field.

         We currently have six full time employees as compared to seven employees during 2006. This change reflects reduction of administration and reliance upon OEMs and Systems Integrators as marketing representatives that are not employees.

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

         We also grant exclusive licenses for the use of the technology required to operate our products. We recognize revenue from software licensing arrangements under SOP 97-2 "Software Revenue Recognition," as amended by SOP-98-9, Modification of SOP 97-2, "Software Revenue Recognition with Respect to Certain Transactions." For those contracts that either do not contain aservices component or that have services which are not essential to the functionality of any other element of the contract, software license revenue is recognized over the contract period.

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

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006

REVENUE

         Total revenue decreased by $(518,905) or (100.43)% to $(2,238) for the three months ended June 30, 2007 compared to the prior period. Total revenue decreased by $(511,603) or (95.93)% to $21,730 for the six months ended June 30, 2007 compared to the prior period. This decrease in revenue was a result of focusing on research and development, and a return of an incomplete sale.

COST OF SALES

         Cost of Sales  ("COS")  decreased by $(16,494) or (113.73)% to $(1,991)
for the three months ended June 30, 2007 compared to the prior period. COS decreased by $(440) or (1.40)% to $30,930 for the six months ended June 30, 2007. This decrease in COS was a result of a decreased sales as discussed above.

GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative ("G&A") expenses decreased by $(31,701) or (16.55)%, to $159,853 for the three months ended June 30, 2007 compared to the prior period. G&A expenses decreased by $(1,939) or (0.54)%, to $354,038 for the six months ended June 30, 2007 compared to the prior period. This decrease in G&A expenses was the result of a decrease in salaries and professional fees.

RESEARCH AND DEVELOPMENT

         Research and Development ("R&D") costs increased by $31,604 or 44.29%, to $102,962 for the three months ended June 30, 2007 compared to the prior period. R&D costs increased by $19,863 or 13.39%, to $168,234 for the six months ended June 30, 2007 compared to the prior period. This increase in R&D costs was the result of an increase in testing of product alternatives, construction of prototypes, and application of engineering time to customer projects.

NET LOSS

         Net Loss  increased by $(506,180) or (219.66)%,  to $(275,737)  for the
three months ended June 30, 2007, compared to the prior period. Net Loss increased by $(537,117) or (3,087.66)% to $(555,545) for the six months ended June 30, 2007, compared to the prior period. This increase in Net Loss was the result of an increase in R&D costs. Currently operating costs exceed revenue because sales are not yet significant. We cannot assure when or if revenue will exceed operating costs.

LIQUIDITY AND CAPITAL RESOURCES

         The Company had net cash of $26,081 at June 30, 2007, as compared to $205,929 at June 30, 2006.

         During the six months ended June 30, 2007, the Company used $431,407 of cash for operating activities, as compared to $33,880 during the six months ended June 30, 2006. The increase in the use of cash for operating activities was a result of an increase in research and development costs, salaries, and professional fees.

         Cash used in investing activities during the six months ended June 30, 2007 was $2,468 to acquire a 20% ownership in an LLC, as compared to $0 during six months ended June 30, 2006.

         Cash provided by financing activities relating to the issuance of shares of common stock during the six months ended June 30, 2007 was $158,068, as compared to $67,875 during the six months ended June 30, 2006. Cash provided by officer during the six months ended June 30, 2007 was $251,342, as compared to $0 during the six months ended June 30, 2006. Since January 1, 2005, our capital needs have primarily been met from the proceeds of loans from the officer, private placements and, to a lesser extent, sales.

         We will have additional capital requirements during the remainder of 2007 because we continue with our plan of securing new OEM relationships and developing requisite products. Although we cannot quantify these anticipated costs with specificity, we estimate that we will incur approximately $360,000 in marketing and sales costs during the next twelve months of operations and that our research and development costs will approximate $400,000 during the next twelve months of operations. We do not anticipate, however, any significant capital equipment expenditures. We intend to meet our cash requirements through sales of our products and plan to continue to generate sales leads through tradeshows and marketing through OEMs and Systems Integrators. If we are unable to satisfy our cash requirements through product sales, we will attempt to raise additional capital through the sale of our common stock.

         We cannot assure that we will have sufficient capital to finance our growth and business operations or that such capital will be available on terms that are favorable to us or at all. We are currently incurring operating deficits that are expected to continue for the foreseeable future.


ITEM 3.    CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

         Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by our company is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. Roland F. Bryan, our Chief
Executive Officer and our Principal Accounting Officer, is responsible for establishing and maintaining disclosure controls and procedures for our company.

         Our management has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2007 (under the supervision and with the participation of the Chief Executive Officer and the Principal Accounting Officer), pursuant to Rule 13a-15(b) promulgated under the Exchange Act. As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting. Based on this evaluation, our Company's Chief Executive Officer and Principal Accounting Officer have concluded that our Company's disclosure controls and procedures were not effective as of June 30, 2007.


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

         None


ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         During the three months ended June 30, 2007, the Company issued 1,200,000 shares of its common stock to a total of two investors for cash of $76,000 pursuant to a private placement. The private placement was made pursuant to Rule 506 of Regulation D promulgated under section 4(2) of the Securities Act of 1933, as amended.

         During the three months ended June 30, 2007, the Company issued 250,000 shares of common stock pursuant to the exercise of stock options by one employee at an exercise price of $0.025 per share for cash of $6,250.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None


ITEM 5. OTHER INFORMATION

         None


ITEM 6. EXHIBITS

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

Dated: August 15, 2007                 MACHINETALKER, INC.


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


By: /s/ Roland F. Bryan                                  Dated: August 15, 2007
     ---------------------------------------
     Roland F. Bryan, Chairman of the Board,
     Chief Executive Officer, President,
     Chief Financial Officer and Secretary
     (Principal Executive and
     Financial/Accounting Officer)