Form 10QSB
period 2007-09-30
MACHINETALKER INC
filed 2007-11-16
CIK 1172631

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

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

                           Yes      X                 No
                                 ------------           ------------

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                           Yes                        No     X
                                 ------------           ------------

         State the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

         As of October 31, 2007 the number of shares outstanding of the registrant's only class of common stock was 172,064,985.

         Transitional Small Business Disclosure Format (check one):

                           Yes                        No     X
                                 ------------           ------------

                                TABLE OF CONTENTS



PART I.    FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements (unaudited)
           Consolidated Balance Sheet at September 30, 2007 (unaudited)..................................1

           Consolidated Statements of Operations for the Three and Nine Months
           Ended September 30, 2007 and September 30, 2006 (unaudited)...................................2

           Consolidated Statements of Stockholders' Deficit for the Nine Months Ended
           September 31, 2007 (unaudited)................................................................3

           Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2007
           and September 30, 2006 (unaudited)............................................................4

           Notes to Consolidated Financial Statements....................................................5

Item 2.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations.........................................................................8

Item 3.    Controls and Procedures......................................................................11

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings............................................................................13

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds..................................13

Item 3.    Defaults upon Senior Securities..............................................................13

Item 4.    Submission of Matters to a Vote of Security Holders..........................................13

Item 5.    Other Information............................................................................13

Item 6.    Exhibits.....................................................................................13

Signatures..............................................................................................15


PART I - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                       MACHINETALKER, INC.
                                  (A DEVELOPMENT STAGE COMPANY)
                                   CONSOLIDATED BALANCE SHEET
                                       SEPTEMBER 30, 2007
                                           (Unaudited)


                                             ASSETS

CURRENT ASSETS
        Cash and cash equivalents                                                 $       5,181
        Inventory                                                                        55,965
                                                                                  ---------------
                TOTAL CURRENT ASSETS                                                     61,146
                                                                                  ---------------

PROPERTY & EQUIPMENT, at cost
        Machinery & equipment                                                            13,080
        Computer equipment                                                               50,351
        Furniture & fixture                                                               4,671
                                                                                  ---------------
                                                                                         68,102
        Less accumulated depreciation                                                   (46,181)
                                                                                  ---------------
                NET PROPERTY AND EQUIPMENT                                               21,921
                                                                                  ---------------

OTHER ASSETS
        Investment  in Listen4U                                                           2,468
        Purchase option, Regents                                                          5,000
        License fees, net                                                                31,667
        Goodwill                                                                        200,000
        Security deposit                                                                  2,975
                                                                                  ---------------
                TOTAL OTHER ASSETS                                                      242,110
                                                                                  ---------------


                  TOTAL ASSETS                                                    $     325,177
                                                                                  ===============

                              LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
        Accounts payable                                                          $      36,186
        Accrued expenses                                                                197,106
        Unearned revenues                                                                30,000
        Notes payable, shareholder                                                      359,342
                                                                                  ---------------
                TOTAL CURRENT LIABILITIES                                               622,634
                                                                                  ---------------

LONG TERM LIABILITIES
        Unearned revenues                                                                58,817
        Notes payable, shareholder                                                      436,000
                                                                                  ---------------
                TOTAL LONG TERM LIABILITIES                                             494,817
                                                                                  ---------------

                  TOTAL  LIABILITIES                                                  1,117,451
                                                                                  ---------------

SHAREHOLDERS' EQUITY DEFICIT
        Common stock, $.001 par value;
        500,000,000 authorized shares;
        171,064,985 shares issued and outstanding                                       171,065
        Additional paid in capital                                                    3,340,304
        Deficit accumulated  during the development stage                            (4,303,643)
                                                                                  ---------------

                TOTAL SHAREHOLDERS'  DEFICIT                                           (792,274)
                                                                                  ---------------

                  TOTAL LIABILITIES AND SHAREHOLDERS'  DEFICIT                    $     325,177
                                                                                  ===============

     The accompanying notes are an integral part of these consolidated financial statements

                                                         MACHINETALKER, INC.
                                                    (A DEVELOPMENT STAGE COMPANY)
                                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                                             (UNAUDITED)

                                                             Three Months Ended           Nine Months Ended
                                                         ---------------------------  --------------------------- From Inception
                                                                                                                  January 30,2002
                                                               September 30,                September 30,             through
                                                             2007          2006           2007          2006     September 30, 2007
                                                         ------------- -------------  ------------- -------------------------------
REVENUE                                                  $     10,000  $     10,000   $     31,730  $    543,333  $      1,014,579

COST OF SERVICES                                                  883           688         31,812        32,058           431,101
                                                         ------------- -------------  ------------- -------------------------------

GROSS PROFIT (DEFICIT)                                          9,117         9,312            (82)      511,275           583,478

OPERATING EXPENSES
  Salaries                                                     60,893        63,410        167,321       238,775         1,181,506
  Professional and consulting fees                             22,554        13,592         78,654        71,021           751,793
  Research and development                                     94,097        72,320        262,331       220,691         1,233,524
  Stock Compensation Cost                                       4,308        16,571         12,784        35,008            52,639
  Patent Expense                                                  900         4,485          6,025         6,135            31,874
  Rent                                                          4,279         3,566         12,362        10,698           158,206
  Insurance expenses                                            5,717         6,213         31,086        18,680           127,753
  Depreciation and amortization                                11,337         3,409         17,279        10,228            55,242
  Payroll taxes                                                 8,614        10,247         25,891        37,975           177,484
  Office expense                                                1,941         2,040          8,588         6,513            62,875
  Meals and entertainment                                           -           889              -         2,160            13,274
  Postage & Delivery                                            1,008           719          3,203         3,010            19,030
  Repairs & Maintenance                                           939         1,109          2,225         2,289            11,872
  Storage Expense                                               4,500         4,500         13,500        13,500            48,030
  Travel                                                        7,738         2,534         19,962        16,800            73,380
  Taxes & Licenses                                                583           432          1,128           586            10,786
  Advertising                                                   2,456         4,783         22,489        16,625            68,165
  Contributions                                                     -             -              -             -               660
  Telephone and Utilities                                       2,460         2,029          7,137         6,502            34,744
  Marketing Services                                           12,345             -         76,976             -           533,037
                                                         ------------- -------------  ------------- -------------------------------
        TOTAL OPERATING EXPENSES                              246,669       212,848        768,941       717,196         4,645,874
                                                         ------------- -------------  ------------- -------------------------------

LOSS FROM OPERATIONS                                         (237,552)     (203,536)      (769,023)     (205,921)       (4,062,396)

OTHER INCOME/(EXPENSE) BEFORE PROVISION FOR INCOME TAXES
  Interest Income                                                   3             3              9           355            10,234
  Discounts earned                                                  -             -              2             -                 2
  Interest Expense                                            (11,461)       (6,595)       (34,742)      (21,190)         (174,483)
  Loss on Investment                                                -             -              -             -           (72,000)
  Gain/(Loss) on Sale of Asset                                  1,237             -          1,237             -              (963)
                                                         ------------- -------------  ------------- -------------------------------
                                                              (10,221)       (6,592)       (33,494)      (20,835)         (237,210)
                                                         ------------- -------------  ------------- -------------------------------

PROVISION FOR INCOME TAXES                                          -             -           (800)         (800)           (4,037)
                                                         ------------- -------------  ------------- -------------------------------

NET (LOSS)                                               $   (247,773) $   (210,128)  $   (803,317) $   (227,556) $     (4,303,643)
                                                         ============= =============  ============= ===============================


BASIC AND DILUTED LOSS PER SHARE                         $      (0.00) $      (0.00)  $      (0.00) $      (0.00)
                                                         ============= =============  ============= =============

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
      BASIC AND DILUTED                                   169,838,898   159,758,137    164,695,814   159,500,548
                                                         ============= =============  ============= =============



                   The accompanying notes are an integral part of these consolidated financial statements

                                                         MACHINETALKER, INC.
                                                    (A DEVELOPMENT STAGE COMPANY)
                                          CONSOLIDATED STATEMENTS OF SHAREHOLDERS DEFICIT
                                            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007
                                                                                                           Accumulated
                                                                                                          Deficit During
                                                                        Common stock         Additional        the
                                                                 --------------------------   Paid-in      Development
                                                                    Shares       Amount        Capital        Stage        Total
                                                                 ------------ ------------- -------------- ------------ ------------
Balance at December 31, 2006                                     160,539,193  $   160,539   $  2,568,320   $(3,500,326) $ (771,467)

Common stock warrants exercised in January 2007
 (31,818 common stock warrants excercised for cash at $0.12)
 (unaudited)                                                          31,818           32          3,786            -        3,818

Issuance of common stock in January 2007
 (828,571 shares at $0.07 per share for cash) (unaudited)            828,571          829         57,171            -       58,000

Issuance of common stock in February 2007
 (200,000 shares at $0.07 per share for cash) (unaudited)            200,000          200         13,800            -       14,000

Stock compensation cost (unaudited)                                        -            -          4,215            -        4,215

Issuance of 600,000 warrants for services (unaudited)                      -            -         49,487            -       49,487

Issuance of common stock in April 2007
 (800,000 shares at $0.07 per share for cash) (unaudited)            800,000          800         55,200            -       56,000

Issuance of common stock in April 2007
 (38,260 shares at $0.10 per share for services) (unaudited)          38,260           38          3,788            -        3,826

Exercise of stock options in June 2007
 (250,000 shares at $0.025 per share for cash) (unaudited)           250,000          250          6,000            -        6,250

Conversion of note to common stock in June 2007
 (2,857,143 shares at $0.07 per share in conversion of debt)
 (unaudited)                                                       2,857,143        2,857        197,143            -      200,000

Issuance of common stock in June 2007
 (400,000 shares at $0.05 per share for cash) (unaudited)            400,000          400         19,600            -       20,000

Stock compensation cost (unaudited)                                        -            -          4,261            -        4,261

Issuance of common stock in July 2007
 (1,540,000 shares at $0.05 per share for cash) (unaudited)        1,540,000        1,540         75,460            -       77,000

Issuance of common stock in July 2007
 (3,000,000 shares at $0.08 per share for purchase of investment)
 (unaudited)                                                       3,000,000        3,000        237,000            -      240,000

Issuance of common stock in August 2007
 (100,000 shares at $0.05 per share for cash) (unaudited)            100,000          100          4,900            -        5,000

Issuance of common stock in September 2007
 (480,000 shares at $0.05 per share for cash) (unaudited)            480,000          480         23,520            -       24,000

Stock compensation cost (unaudited)                                        -            -          4,308            -        4,308

Issuance of 208,333 warrants for services (unaudited)                      -            -         12,345            -       12,345

Net Loss for the nine months ended September 30, 2007 (unaudited)          -            -              -      (803,317)   (803,317)
                                                                 ------------ ------------- -------------- ------------ ------------

Balance at September 30, 2007 (unaudited)                        171,064,985  $   171,065   $  3,340,304   $(4,303,643) $ (792,274)
                                                                 ============ ============= ============== ============ ============

                       The accompanying notes are an integral part of these consolidated financial statements

                                                   MACHINETALKER, INC.
                                              (A Development Stage Company)
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       (Unaudited)


                                                                         Nine Months Ended
                                                                 -----------------------------------   From Inception
                                                                                                      January 30, 2002
                                                                           September 30,                   through
                                                                       2007              2006        September 30, 2007
                                                                 ----------------- ----------------- -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                       $     (803,317)   $    (227,556)    $    (4,303,643)
  Adjustment to reconcile net loss to net cash
   used in operating activities
  Depreciation and amortization                                          17,279           10,228              60,343
  Issuance of common shares and warrants for  services                   65,658           35,008             529,786
  Issuance of common shares in conversion of debt                             -                -             400,000
  Write off of investment value                                               -                -              72,000
  Stock Compensation Cost                                                12,784                -              52,639
  Gain on sale of asset                                                  (1,237)               -              (1,237)
  Disposal of Asset                                                           -                -               4,200
       (Increase) Decrease in:
        Accounts receivable                                                   -            2,000                   -
        Inventory                                                        (7,489)          (4,692)            (55,965)
        Employee Advances                                                   227              (53)                  -
        Prepaid Expenses                                                  4,136           (7,238)                  -
        Deposits                                                              -                -              (2,975)
        Increase (Decrease) in:
        Accounts payable                                                 (2,080)          (6,284)             36,185
        Accrued expenses                                                131,824              203             197,106
        Unearned revenue                                                (30,000)         (30,000)             88,817
                                                                 ----------------- ----------------- -------------------

          NET CASH USED IN OPERATING ACTIVITIES                        (612,215)        (228,384)         (2,922,744)
                                                                 ----------------- ----------------- -------------------

Net CASH FLOWS USED IN INVESTING ACTIVITIES:
  Purchase of property and equipment                                     (1,055)               -             (73,755)
  Sale of asset                                                           1,963                -               1,963
  Investment in companies                                                (7,468)               -              (7,468)
                                                                 ----------------- ----------------- -------------------
          NET CASH USED IN INVESTING ACTIVITIES                          (6,560)               -             (79,260)
                                                                 ----------------- ----------------- -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from/payments to Officers Loans                              309,342           50,000             995,342
  Proceeds from issuance of common stock                                264,068           69,125           2,004,193
                                                                 ----------------------------------- -------------------

          NET CASH PROVIDED BY FINANCING ACTIVITIES                     573,410          119,125           2,999,535
                                                                 ----------------------------------- -------------------

                NET DECREASE IN CASH                                    (45,365)        (109,259)             (2,469)


CASH, BEGINNING OF PERIOD                                                50,546          171,934               7,650
                                                                 ----------------- ----------------- -------------------

CASH, END OF PERIOD                                              $        5,181    $      62,675     $         5,181
                                                                 ================= ================= ===================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Interest paid                                                  $            -    $      21,190     $       133,774
                                                                 ================= ================= ===================
  Income taxes                                                   $          800    $         800     $         4,037
                                                                 ================= ================= ===================

SUPPLEMENTAL  SCHEDULE OF  NON-CASH  TRANSACTIONS
During  the  nine  months  ended  September  30,  2007,  the  Company   expensed
compensation  cost of $12,784  related to the vesting of employee stock options;
845,593  issued for  services for a fair value of $65,658;  3,000,000  shares of common stock issued to acquire 100% of the total issued and outstanding stock of
WDT from UTEK for a value of $240,000;  the Company issued  2,857,143  shares of common stock in conversion of debt valued at $200,000.

                   The accompanying notes are an integral part of these consolidated financial statements

                               MACHINETALKER, INC.
                          (A Development Stage Company)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
                               SEPTEMBER 30, 2007

1.   BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10K-SB for the year ended December 31, 2006.

     GOING CONCERN
     The accompanying consolidated financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying consolidated financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company does not generate significant revenue, and has negative cash flows from operations, which raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, an additional cash infusion. The Company has obtained funds from its shareholders since its inception through September 30, 2007. Management believes this funding will continue, and is also actively seeking new investors. Management believes the existing shareholders and the prospective new investors will provide the additional cash needed to meet the Company's obligations as they become due, and will allow the development of its core of business.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     This summary of significant accounting policies of MachineTalker, Inc. is presented to assist in understanding the Company's consolidated financial statements. The consolidated financial statements and notes are representations of the Company's management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the consolidated financial statements.

     DEVELOPMENT STAGE ACTIVITIES AND OPERATIONS
     The Company has been in its initial stages of formation and for the nine months ended September 30, 2007, had insignificant revenues. FASB #7 defines a development stage activity as one in which all efforts are devoted substantially to establishing a new business and even if planned principal operations have commenced, revenues are insignificant.

     REVENUE RECOGNITION AND UNEARNED INCOME
     The Company recognizes revenue when services are performed, and at the time of shipment of products, provided that evidence of an arrangement exists, title and risk of loss have passed to the customer, fees are fixed or determinable, and collection of the related receivable is reasonably assured. The Company also granted an exclusive license limited to a specific application for the use of the technology required to operate the Company's product. The revenue related to this transaction is recognized over the contract period, and the related deferred revenue amounted to $88,817 at September 30, 2007. To date the Company has had minimal revenue and is still in the development stage.

                               MACHINETALKER, INC.
                          (A Development Stage Company)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
                               SEPTEMBER 30, 2007

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     STOCK-BASED COMPENSATION
     On January 1, 2006, the Company adopted Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" (FAS) No. 123R, that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. The statement eliminates the ability to account for share-based compensation transactions, as we formerly did, using the intrinsic value method as prescribed by Accounting Principles Board, or APB, Opinion No. 25, "Accounting for Stock Issued to Employees," and generally requires that such transactions be accounted for using a fair-value-based method and recognized as expenses in our statement of income. The adoption of (FAS) No. 123R by the Company had no material impact on the consolidated statements of operations.

     The Company adopted FAS 123R using the modified prospective method which requires the application of the accounting standard as of January 1, 2006. The Company's consolidated financial statements as of and for the nine months ended September 30, 2007 reflect the impact of adopting FAS 123R. In accordance with the modified prospective method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of FAS 123R.

     Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the consolidated statement of operations during the nine months ended September 30, 2007, included compensation expense for the stock-based payment awards granted prior to, but not yet vested, as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of FAS 148, and compensation expense for the stock-based payment awards granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with FAS 123R. As stock-based compensation expense recognized in the statement of income for the nine months ended September 30, 2007 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. FAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the pro forma information required under FAS 148 for the periods prior to the nine months ended September 30, 2007, the Company accounted for forfeitures as they occurred. The stock-based compensation expense recognized in the statement of operations during the nine months ended September 30, 2007, is $12,784.

                                                                      2006
                                                                 --------------
Net Loss
  As reported                                                      $ (227,556)
  Add: Stock Based Employee Compensation expense
  included in reported net loss, net of related tax effects                 -

  Deduct: Total Stock Based Employee Compensation
  expense determined under fair value based method for
  all awards, net of related tax effects                                    -
                                                                 --------------
  Pro Forma                                                       $  (227,556)
                                                                 ==============
  Basic and Diluted Loss per Share
            As reported                                           $    (0.00)
                                                                 ==============
            Pro Forma                                             $    (0.00)
                                                                 ==============

                               MACHINETALKER, INC.
                          (A Development Stage Company)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
                               SEPTEMBER 30, 2007

3.   CAPITAL STOCK AND WARRANTS

     At September 30, 2007, the Company's authorized stock consists of 500,000,000 shares of common stock, par value $0.001 per share. During the nine months ended September 30, 2007, the Company issued 2,520,000 shares of common stock for cash of $126,000 at a price of $0.05 per share through a private placement, 3,000,000 shares of common stock in order to purchase stock in another company at a price of $0.08 per share valued at $240,000; 1,828,571 shares of common stock for cash of $128,000 at a price of $0.07 per share through a private placement; 31,818 shares of common stock for cash of $3,818 for warrants exercised at a price of $0.12 per share; 2,857,143 shares of common stock for the conversion of a note with a principal amount of $200,000 at a price of $0.07 per share; 250,000 shares of common stock for cash of $6,250 for employee stock options exercised at a price of $0.025 per share; and 38,260 shares of common stock for services at a fair value $3,826 at a price of $0.10 per share. During the nine months ended September 30, 2006, the Company issued 400,000 shares of common stock for cash of $60,000 at a price of $0.15 per share through a private placement and 365,000 shares of common stock for cash of $9,125 through the exercise of warrants at a price of $0.025 per share.

     Warrants

     During the nine months ended September 30, 2007, the Company issued 808,333 warrants for services with a fair value of $61,832 determined using the Black Scholes pricing model; 31,818 of these warrants were exercised at a price of $0.12 per share. During the nine months ended September 30, 2006, 365,000 common stock warrants were exercised at $0.025 per share. At September 30, 2007, the Company had a total of 5,108,515 warrants to purchase 5,108,515 shares of common stock outstanding.

4.   RELATED PARTY

     The Company leases its premises from a company in which our majority shareholders are minority shareholders. The lease has been extended to September 20, 2008. The rent expense for the nine months ended September 30, 2007 and 2006 amounted to $12,362 and $10,698 respectively.

5.   INVESTMENT AND PURCHASE OPTION

     During the nine months ended September 30, 2007, the Company entered into an agreement and plan of acquisition with Wideband Detection Technologies, Inc., a Florida corporation ("WDT"), and UTEK Corporation ("UTEK"), pursuant to which the Company acquired 100% of the total issued and outstanding stock of WDT from UTEK in exchange for 3,000,000 shares of the Company's common stock at a price of $0.08 per share valued at $240,000 of which $200,000 is goodwill. The Company accounted for the acquisition under FASB 142, and is in the process of evaluating goodwill to determine whether any portion can be allocated to the license fees. The Company also bought a one (1) year option for $5,000 to purchase additional licenses of the wideband technology.

6.   SUBSEQUENT EVENTS

     During October 2007, the Company issued 1,000,000 shares of common stock at a price of $0.05 per share through a private placement.

     During October 2007, the Company entered into a two (2) year convertible promissory note bearing simple interest at 12% per annum. The principal amount of the note is $65,000. The principal and accrued interest are convertible into shares of the Company's common stock at $0.05 per share.

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

         Although the second area of focus still addresses the security of cargo in shipping containers, our new product development is focused on variations of Ultra-Wide Band ("UWB") signals to create a more capable sensor. The UWB technology now available to us can detect any minimal movement which means that if anything moves inside a container, or opens a hole or intrudes in any way, the change can be detected and the Talker(R) send an alert. The acquisition by the Company of 100% of Wideband Detection Technologies, Inc. ("WDT") and its license from Lawrence Livermore National Laboratory for the UWB intrusion detector (and other UWB technology) permits us to create this new product and others in our field.

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

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

REVENUE

         Total revenue for the three months ended September 30, 2007 was the same as the prior period. Total revenue decreased by $(511,603) or (94.16)% to $31,730 for the nine months ended September 30, 2007 as compared to the prior period. This decrease in revenue was a result of focusing on research and development.

COST OF SALES

         Cost of Sales ("COS") increased by $195 or 8.83% to $883 for the three months ended September 30, 2007 compared to the prior period. COS decreased by $(246) or (0.77)% to $31,812 for the nine months ended September 30, 2007 as compared to the prior period. This decrease in COS was a result of a decrease in raw materials and labor.

GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative ("G&A") expenses increased by $12,044 or 8.57%, to $152,572 for the three months ended September 30, 2007 compared to the prior period. G&A expenses increased by $10,105 or 2.04%, to $506,610 for the nine months ended September 30, 2007 as compared to the prior period. This increase in G&A expenses was the result of an increase in professional fees and marketing services.

RESEARCH AND DEVELOPMENT

         Research and Development ("R&D") costs increased by $21,777 or 30.11%, to $94,097 for the three months ended September 30, 2007 compared to the prior period. R&D costs increased by $41,640 or 18.87%, to $262,331 for the nine months ended September 30, 2007 compared to the prior period. This increase in

R&D costs was the result of an increase in testing of product alternatives, construction of prototypes, and application of engineering time to customer projects.

NET LOSS

         Net Loss increased by $(37,645) or (17.92)%, to $(247,773) for the three months ended September 30, 2007, compared to the prior period. Net Loss increased by $(575,761) or (253.02)% to $(803,317) for the nine months ended September 30, 2007, as compared to the prior period. This increase in Net Loss was the result of an increase in R&D costs, and insignificant revenues. Currently operating costs exceed revenue because sales are not yet significant. We cannot assure when or if revenue will exceed operating costs.

LIQUIDITY AND CAPITAL RESOURCES

         The Company had net cash of $5,181 at September 30, 2007, as compared to $62,675 at September 30, 2006.

         During the nine months ended September 30, 2007, the Company used $612,215 of cash for operating activities, as compared to $228,384 during the nine months ended September 30, 2006. The increase in the use of cash for operating activities was a result of an increase in research and development costs, and professional fees.

         Cash used in investing activities during the nine months ended September 30, 2007 was $6,560 to acquire a 20% ownership interest in a limited liability company, purchase of a one (1) year option license agreement, and purchase of small equipment as compared to $0 during nine months ended September 30, 2006.

         Cash provided by financing activities relating to the issuance of shares of common stock during the nine months ended September 30, 2007 was $264,068, as compared to $69,125 during the nine months ended September 30, 2006. Cash provided by an officer during the nine months ended September 30, 2007 was $309,342, as compared to $50,000 during the nine months ended September 30, 2006. Since January 1, 2005, our capital needs have primarily been met from the proceeds of loans from the officer, private placements and, to a lesser extent, sales.

         We will have additional capital requirements during the remainder of 2007 as we continue with our plan of securing new OEM relationships and developing requisite products. Although we cannot quantify these anticipated costs with specificity, we estimate that we will incur approximately $660,000 in marketing and sales costs during the next twelve months of operations and that our research and development costs will be approximately $400,000 during the next twelve months of operations. We do not anticipate, however, any significant capital equipment expenditures. We intend to meet our cash requirements through sales of our products and plan to continue to generate sales leads through tradeshows and marketing through OEMs and Systems Integrators. If we are unable to satisfy our cash requirements through product sales, we will attempt to raise additional capital through the sale of our common stock.

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

         Our management has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2007 (under the supervision and with the participation of the Chief Executive Officer and the Principal Accounting Officer), pursuant to Rule 13a-15(b) promulgated under the Exchange Act. As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting. Based on this evaluation, our Company's Chief Executive Officer and Principal Accounting Officer has concluded that our Company's disclosure controls and procedures were not effective as of September 30, 2007, due to certain material weaknesses in internal control over financial reporting.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

         In connection with the evaluation of the Company's internal controls during the Company's last fiscal year, the Company's Principal Executive Officer and Principal Accounting Officer has determined that there are no changes to the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially effect, the Company's internal controls over financial reporting.

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


PART II - OTHER INFORMATION


ITEM 1.    LEGAL PROCEEDINGS

         None


ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         During the three months ended September 30, 2007, the Company issued 2,120,000 shares of its common stock to a total of nine investors for cash of $106,000 pursuant to a private placement. The private placement was made pursuant to Rule 506 of Regulation D promulgated under section 4(2) of the Securities Act of 1933, as amended.


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

Dated: November 15, 2007           MACHINETALKER, INC.


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


By: /s/ Roland F. Bryan                                Dated: November 15, 2007
     ---------------------------------------
     Roland F. Bryan, Chairman of the Board,
     Chief Executive Officer, President,
     Chief Financial Officer and Secretary
     (Principal Executive and
     Financial/Accounting Officer)