Form 10KSB
period 2007-12-31
MACHINETALKER INC
filed 2008-04-15
CIK 1172631

FORM 10-KSB
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                 [X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended: December 31, 2007

            For the period from January 1, 2007 to December 31, 2007

                        COMMISSION FILE NUMBER 333-127080

                               MACHINETALKER, INC.
             (Exact name of registrant as specified in its charter)

                    DELAWARE                          01-0592299
               ------------------               --------------------------
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |__| No |X|

         State issuer's revenues for its most recent fiscal year.  $ 41,730

         The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $10,320,000 as of March 31, 2008 (computed by reference to the last sale price of a share of the registrant's Common Stock on that date as reported by NASDAQ).

         There were 218,716,831 shares outstanding of the registrant's Common Stock as of March 31, 2008.

                                TABLE OF CONTENTS

PART I.....................................................................   1
ITEM 1.....................................................................   1
ITEM 2.....................................................................  10
ITEM 3.....................................................................  10
ITEM 4.....................................................................  10
PART II....................................................................  11
ITEM 5.....................................................................  11
ITEM 6.....................................................................  12
ITEM 7...................................................................... 16
ITEM 8...................................................................... 37
ITEM 8A..................................................................... 37
ITEM 8B......................................................................39
PART III.................................................................... 39
ITEM 9...................................................................... 39
ITEM 10..................................................................... 41
ITEM 11..................................................................... 42
ITEM 12..................................................................... 44
ITEM 13..................................................................... 44
ITEM 14..................................................................... 45
SIGNATURES.................................................................. 46


                                     PART I

ITEM 1.       BUSINESS

GENERAL

         MachineTalker, Inc. ("MTI" or "we") is a Delaware corporation formed to engage in the business of developing and marketing a wireless control technology. From inception until mid 2004, we focused our operations on the development of our wireless control technology. We made our first sales of product and services in 2004. These sales, however, were not sufficient to cover all expenditures for product development and marketing, resulting in a net loss since inception through December 31, 2007 of $4,526,099. While we are currently shifting the focus of our operations from developing new products to marketing and selling our existing products, we cannot assure that we will be successful in our efforts.

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

         Talkers(R) can be used in a variety of applications. In 2005 we developed a trial application for a customer who needed a way to track and maintain the security of numerous shipping containers. Talkers(R) were placed within the shipping containers enabling the customer to track the location of each container and to confirm their safety. We also developed a trial application for a customer who sought a way to relay information among small Unmanned Aerial Vehicles and ground stations. Talkers(R) were placed on-board the UAV to gather and report data to share with adjacent aircraft and ground stations. With the implementation of our special display software, tracking of Talkers(R) can be viewed on personal computers, laptops and PDAs. In 2006 we demonstrated new packaged Talkers(R) that are to be used on pallets of cargo in transport and our product was HERO approved for use on pallets of munitions for the military. Other Talkers(R) have been adapted for use in the gathering of data from sensors in the energy audit business. These demonstrations are being conducted by OEM representative and we continue to demonstrate our products at trade shows and to potential customers. In 2007 we introduced wireless vibration sensors to oil refinery engineers for use in Condition-Based Maintenance of large rotating machinery, which means that finding a change in the vibration pattern when taken over time will indicate that the machinery may be failing and has to be repaired. We also purchased two subsidiaries: Wideband Detection
Technologies, Inc and Micro Wireless Technologies, Inc. In both cases the Company acquired licenses to technology that complements the Talker product line. The WDTI product provides for intrusion detection and the MWTI technology provides microscopic sensor technology.

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

         TAGTALKER(R). TagTalker(TM) is an ultra low power, very low cost unit for applications requiring limited local processing.

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

         LOW POWER OPERATION. Depending on the duty cycle specified for a given application, the MachineTalker(R)can have a battery life of 2+ years on AA batteries.

         SENSORS. The MachineTalker(R)can be interfaced to a variety of sensors including micro electro-mechanical systems ("MEMS") and advanced nanotechnology, including:

        o        TemperatureoHumidity
        o        Gas (all types)
        o        BioHazard
        o        Pressure
        o        Light Measurement
        o        Magnetometer (compass)
        o        Ultrasonic distance
        o        GPSoDisplacement
        o        Gyroscope (MEMS)
        o        Hall Effect (magnetic proximity)
        o        Biometric (Fingerprint)
        o        Accelerometers (vibration, tilt)
        o        Sound Detection
        o        Corrosion Detection
        o        Proximity sensors (human)

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

         APPLICATION FOR KELLOGG, BROWN & ROOT. In December 2004, we entered into an agreement with Kellogg, Brown & Root ("KBR"), a division of Halliburton Company, pursuant to which we agreed to develop a solution to enable KBR to track its 600,000 shipping containers on a global basis. Our solution for KBR consisted of equipping each KBR shipping container with a MiniTalker(R) unit programmed with the shipping manifest, source, destination, and other information to identify the individual container when queried. Considering that shipping containers are not usually handled with care and that they generally pass through very harsh environments while in transit, we designed a rugged version of our MiniTalker(R) unit for use in this particular application, referred to as a ToughTalker(TM). In consideration for developing and demonstrating applications software and designing product variations for KBR's intended use, KBR agreed to pay us $300,000, $240,000 of which has been paid in fixed increments as we completed certain milestones for the project. The agreement also contains a five year software license agreement component pursuant to which Kellogg, Brown & Root has the right to use our SMMP(R) software and the right of first refusal to participate with us in the sale of our Talkers(R) in the area of tracking of inventory, containers, and similar packages in consideration for a license fee of $200,000. Kellogg, Brown & Root also had the right under the agreement to purchase up to 250 MiniTalkers(R) at a purchase price of $100 per MiniTalker(R), which it exercised on August 9, 2005. Both parties agreed, however, that due to increased production costs, Kellogg, Brown & Root would purchase 100 MiniTalkers(R) at a purchase price of $250 per MiniTalker(R), for a total of $25,000. Accordingly, the maximum value of the agreement is $525,000, not including an additional $11,145 which we received for field services and ten sample ToughTalkers(R) for evaluation purposes. By its terms, the agreement, except for the software license agreement, terminated on September 1, 2005. As of March 31, 2006, all deliverable items have been shipped and invoiced to KBR and all payments have been received. With the successful demonstration of the trial application, KBR has orally indicated that it would extend the term of the agreement again for a period to be determined pursuant to which we expect to manufacture and install a large quantity of ToughTalker(TM) units in KBR shipping containers. We have not yet, however, entered into an agreement to extend the term and cannot assure if or for how long the agreement will actually be extended.

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

         PRODUCT   AND   SERVICE   DIFFERENTIATION.    We   believe   that   the
differentiating attributes of the MachineTalker(R) wireless control solution include:

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

ACQUISITION OF WIDEBAND DETECTION TECHNOLOGIES, INC.

         On July 20, 2007, Wideband Detection Technologies, Inc., a Florida corporation ("WDT"), UTEK Corporation, a Delaware corporation ("UTEK"), and MTI entered into an agreement and plan of acquisition (the "APA") pursuant to which MTI agreed to acquire 100% of the total issued and outstanding stock of WDT from UTEK in exchange for 3,000,000 shares of MTI's common stock (the "Shares") based on a value of $0.08 per share as of the close of business on July 20, 2007. The Shares have piggyback registration rights. Upon the closing of the APA, which occurred on July 20, 2007, WDT became a wholly owned subsidiary of MTI.

ACQUISITION OF MICRO WIRELESS TECHNOLOGIES, INC.

         On December 20, 2007, Micro Wireless Technologies, Inc., a Florida corporation ("MWT"), UTEK Corporation, a Delaware corporation ("UTEK"), and MTI entered into an agreement and plan of acquisition (the "APA") pursuant to which MTI agreed to acquire 100% of the total issued and outstanding stock of MWT from UTEK in exchange for 46,500,000 shares of MTI's common stock (the "Shares") based on a value of $0.04 per share as of the close of business on December 20, 2007. The Shares have piggyback registration rights. Upon the closing of the APA, which occurred on December 31, 2007, MWT became a wholly owned subsidiary of MTI.

         As of the closing of the MWT APA, UTEK owns a total of 49,500,000 shares of MTI's common stock which represents approximately 22.3% of the total issued and outstanding stock of MTI on a fully diluted basis. Under the terms of the APA, for a period of twelve months from the Effective Date of the APA (as that term is defined in the APA), if MTI issues any securities to its current officers or directors, other than issuances made pursuant to an option or other convertible security already outstanding on or before the Effective Date of the APA, or stock purchased by such officers and directors for a price equal to or greater than the then fair market value of MTI's common stock, MTI will issue to UTEK a sufficient number of additional shares of MTI's common stock in order to maintain UTEK with 22.3% of the total issued and outstanding common stock of MTI on a fully diluted basis

COMPETITION

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

EMPLOYEES

         As of December 31, 2007, we employed five people on a full-time basis. Of those five full-time employees, two are employed in an administrative, marketing, and sales position, and the remaining three are technical employees employed in research, development, and production positions. We project that during the next 12 months, our workforce is likely to increase to eight, with two of the new positions being in administrative, marketing, and sales positions and the remaining position being in research, development, and production.

         To support our need for technical staffing, we have established relationships with technical staffing organizations that continuously offer highly qualified personnel to meet our needs, both locally and from out of the area.

INTELLECTUAL PROPERTY

         We currently own the following registered trademarks and service marks:
(i) United  States  Trademark  Registration  No.  2848438,  issued by the United
States Patent and Trademark Office on June 1, 2004 , covering the trademark "TALKER," (ii) United States Trademark Registration No. 2872244, issued by the United States Patent and Trademark Office on August 10, 2004, covering the trademark "SMMP," (iii) United States Trademark Registration No. 2872243, issued by the United States Patent and Trademark Office on August 10, 2004, covering the trademark "MACHINETALKER," (iv) United States Trademark Registration No. 2882375, issued by the United States Patent and Trademark Office on September 7, 2004, covering the trademark "MINITALKER," and (v) United States Trademark Registration No. 2897704, issued by the United States Patent and Trademark Office on October 26, 2004, covering the trademark "SIMPLE MACHINE MANAGEMENT PROTOCOL" with no claim made to the exclusive right to use "MACHINE MANAGEMENT PROTOCOL" apart from the entire mark, (vi) United States Trademark Registration No. 3004886, issued by the United States Patent and Trademark Office on October 4, 2005, covering the trademark "TAGTALKER," (vii) United States Trademark Registration No. 3329348, issued by the United States Patent and Trademark Office on November 6, 2007, covering the trademark "MACHINETALKER IRFID," (viii) United States Trademark Registration No. 3329347, issued by the United States Patent and Trademark Office on November 6, 2007, covering the trademark "IRFID" (word only), (ix) United States Trademark Registration No. 3344070, issued by the United States Patent and Trademark Office on November 27, 2007, covering the trademark "IRFID" (stylized), (x) United States Trademark Registration No. 3288781, issued by the United States Patent and Trademark Office on September 4, 2007, covering the trademark "CAP," (xi) United States Trademark Registration No. 3386280, issued by the United States Patent and Trademark Office on February 19, 2008, covering the trademark "WEBTALKER,"

         We have also applied for the following additional trademarks and services marks: (i) United States Serial No. 78141481, application filed with the United States Patent and Trademark Office on July 5, 2002, for the trademark "TAGTALKER," (ii) United States Serial No. 78154576, application filed with the United States Patent and Trademark Office on August 15, 2002, for the trademark "TINYTALKER," (iii) United States Serial No. 78389393, application filed with the United States Patent and Trademark Office on March 23, 2004, for the trademark "RFIDNET," (iv) United States Serial No. 78425975, application filed with the United States Patent and Trademark Office on May 27, 2004, for the trademark "SEALTALKER," (v) United States Serial No. 78522694, application filed with the United States Patent and Trademark Office on November 24, 2004, for the trademark "TOUGHTALKER," and (vi) United States Serial No. 78535515, application filed with the United States Patent and Trademark Office on December 20, 2004, for the trademark "TINYTALKER." We cannot assure that we will be successful in obtaining theses marks, that these applications will not be challenged, that others will not attempt to infringe upon our marks, or that these marks will afford us any protection or competitive advantages. We have not yet been issued these trademarks and service marks. We may file additional trademark and tradename applications with the United States Office of Patents and Trademarks for additional tradenames and trademarks in the future.

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

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

COMMON STOCK

         Our common stock began trading in February 2006 on the OTC Bulletin Board Market under the symbol "MTKN." The range of high and low bid quotations for each fiscal quarter within the last two fiscal years was as follows:

              Year Ended December 31, 2007         HIGH                  LOW
                                                   ----                  ---

  First Quarter ended March 31, 2007               $0.13                 $0.09
  Second Quarter ended June 30, 2007               $0.11                 $0.05
  Third Quarter ended September 30, 2007           $0.12                 $0.06
  Fourth Quarter ended December 31, 2007           $0.07                 $0.03

              Year Ended December 31, 2006         HIGH                  LOW
                                                   ----                  ---

  First Quarter ended March 31, 2006               $0.25                 $0.19
  Second Quarter ended June 30, 2006               $0.21                 $0.15
  Third Quarter ended September 30, 2006           $0.18                 $0.09
  Fourth Quarter ended December 31, 2006           $0.17                 $0.11
---------------------


         The above quotations reflect inter-dealer prices, without retail markup, mark-down, or commission and may not necessarily represent actual transactions.

         As of December 31, 2007, there were approximately 161 record holders of our common stock, not including shares held in "street name" in brokerage accounts which is unknown. As of December 31, 2007, there were 218,650,602 shares of common stock outstanding on record.

DIVIDENDS

         We have not declared or paid any cash dividends on its common stock and does not anticipate paying dividends for the foreseeable future.

EQUITY COMPENSATION PLAN INFORMATION

         Effective February 15, 2002, our Board of Directors adopted the MachineTalker, Inc. 2002 Stock Option Plan for Directors, Officers, Employees and Key Consultants (the "Plan") under which a total of 20,000,000 shares of Common Stock have been reserved for issuance pursuant to the grant and exercise of up to 20,000,000 stock options. The Plan has been approved by the holders of our outstanding shares. The following table sets forth certain information regarding the Plan as of December 31, 2007:

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
approved by security
holders

         For the fiscal year ended December 31, 2007, we issued no stock options.

WARRANTS

         For the fiscal year ended December 31, 2007, we issued warrants to purchase 808,333 shares of unregistered common stock, at a weighted exercise average price of $0.10 per share, to various consultants for business development and marketing services in lieu of cash. None of these warrants have been exercised.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

CAUTIONARY STATEMENTS

         This Form 10-KSB contains financial projections and other "forward-looking statements," as that term is used in federal securities laws, about MachineTalker, Inc.'s financial condition, results of operations and business. These statements include, among others: statements concerning the potential for revenues and expenses and other matters that are not historical facts. These statements may be made expressly in this Form 10-KSB. You can find many of these statements by looking for words such as "believes," "expects," "anticipates," "estimates," or similar expressions used in this Form 10-KSB. These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause our actual results to be materially different from any future results expressed or implied by us in those statements. The most important facts that could prevent us from achieving its stated goals include, but are not limited to, the following:

         (a)      volatility or decline of our stock price;
         (b)      potential fluctuation in quarterly results;
         (c)      failure of us to earn revenues or profits;
         (d) inadequate capital and barriers to raising the additional capital or to obtaining the financing needed to implement its business plans;
         (e)      inadequate capital to continue business;
         (f)      changes in demand for our products and services;
         (g)      rapid and significant changes in markets;
         (h) litigation with or legal claims and allegations by outside parties;
         (i)      insufficient revenues to cover operating costs;
         (j)      failure to commercialize new or newly acquired technology.

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

OVERVIEW

         Our  completion  of  several  products  that  are  now  being  used  in demonstrations of Talker(R) capability at conferences, seminars and invited presentations during the year ended December 31, 2007 have increased the number of customer contacts, from which we expect to secure new business in the next several years. Our products have entered the next level in two separate industrial areas, that of tracking and security of goods loaded upon pallets for transport and storage; and that of data acquisition by servicing remote sensors over wireless connections. We obtained small amounts of external equity financing plus revenue during fiscal year 2007, so we were able to produce sufficient numbers of the new products to introduce them into the demonstrations. We have supplied these representative units to the several OEM representatives that have signed on to introduce our products to their customers.

         Now that we have completed development of the basic product line, we require additional capital to promote sales growth. Depending on the amount of additional capital available to us, we plan to invest a significant portion in sales and marketing, manufacturing inventory, and infrastructure. We cannot assure that we will be able to locate sources of capital on terms favorable to us.

         We currently have five full time employees as compared to seven employees during 2006. This change reflects concentration on completion of the products by our Engineering staff and reduction of administration. Now that we have products to demonstrate we need to employ technical sales staff to better introduce the products to OEMs and System Integrators so that they will adopt our technology into their relative fields and applications.

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

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

REVENUE

         Total revenue for the year ended December 31, 2007 decreased by $511,603 to $41,730 from $553,333 in the prior year. This decrease in revenue was a result of our focus on enhanced technology rather than sales.

COST OF SALES

         Cost of Sales ("COS") expenses decreased by $21,080 to $32,785 for the year ended December 31, 2007 compared to the prior year. This decrease in COS expenses was the result of a decrease in materials purchased for inventory.

GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative ("G&A") expenses decreased by $63,759 to $605,869 for the year ended December 31, 2007 compared to the prior year. This decrease in G&A expenses was the result of a decrease in professional and consulting fees.

RESEARCH AND DEVELOPMENT

         Research and Development ("R&D") costs increased by $21,968 to $348,000 for the year ended December 31, 2007 compared to the prior year. This increase in R&D costs was the result of an increase in testing of product alternatives, construction of prototypes, and application of engineering time to new customer demonstration projects.

NET LOSS

         Net Loss increased by $413,806 to $(1,025,773) for the year ended December 31, 2007, compared to the prior year. This increase in Net Loss was the result of the decrease in sales. Currently operating costs exceed revenue because sales are not yet sufficient to cover costs. We cannot assure when or if revenue will exceed operating costs.

LIQUIDITY AND CAPITAL RESOURCES

         MTI had net cash of $3,258 at December 31, 2007, as compared to $50,546 at December 31, 2006.

         During the year ended December 31, 2007, MTI used $754,139 of cash for operating activities, as compared to $451,513 during the year ended December 31, 2006. The increase in the use of cash for operating activities was a result of a increase in legal fees incurred, and other general and administrative expenses.

         Cash used in investing activities to invest in a Limited Liability Company and purchase equipment during the year ended December 31, 2007 was $7,468 compared to $0 during the year ended December 31, 2006.

         Cash provided by financing activities relating to the issuance of shares of common stock during the year ended December 31, 2007 was $314,069 as compared to $ 80,125 during the year ended December 31, 2006. Our capital needs have primarily been met from the proceeds of private placements, shareholder loans, and to a lesser extent, sales.

         We will have additional capital requirements during 2008 that will be used to capitalize on the new intellectual property available to the company by acquiring WDTI and MWTI and by adding the resulting products to the present offering. We will also invest in building our own sales force directed at the 2 areas of business; wireless security and wireless industrial controls. Although we cannot quantify these anticipated costs with specificity, we estimate that we will require approximately $2,000,000 in funding over the next 12 months of operations, split almost evenly between product development and a concerted marketing and sales efforts. We do not anticipate, however, any significant capital equipment expenditures. There is no assurance that marketing, research and development costs in 2008 will not exceed or vary from those costs expected by management. We intend to meet our cash requirements through sales of our products and plan to continue to generate sales leads through tradeshows and marketing. If we are unable to satisfy our cash requirements through product sales, we will attempt to raise additional capital through the sale of our common stock.

         We cannot assure that we will have sufficient capital to finance our growth and business operations or that such capital will be available on terms that are favorable to us or at all. We are currently incurring operating deficits that are expected to continue for the foreseeable future.

ITEM 7.       CONSOLIDATED FINANCIAL STATEMENTS OF MACHINETALKER, INC.



                               MACHINETALKER, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

                                    CONTENTS









                                                                                                               PAGE
Report of Independent Registered Public Accounting Firm ....................................................     17

Consolidated Balance Sheet as of December 31, 2007..........................................................     18

Consolidated Statements of Operations for the years ended December 31, 2007 and 2006........................     19

Consolidated Statement of Changes in Shareholders Equity for the years ended December 31, 2007 and 2006.....     20-24

Consolidated Statements of Cash Flows for the years ended December 31, 2007 and 2006 .......................     25

Consolidated Notes to Financial Statements .................................................................     26-36

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
MachineTalker, Inc. and Subsidiaries
Santa Barbara, California

We have audited the consolidated balance sheet of MachineTalker, Inc. and subsidiaries as of December 31, 2007, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2007 and 2006, and for the period from inception of the development stage on January 30, 2002 through December 31, 2007. The financial statements of MachineTalker, Inc. for the period from inception of the development stage on January 30, 2002 through December 31, 2004, were audited by other auditors whose report, dated March 18, 2005, on those financial statements included an explanatory paragraph that expressed substantial doubt about the Company's ability to continue as a going concern. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MachineTalker, Inc. and subsidiaries as of December 31, 2007, and the results of their operations and their cash flows for the years ended December 31, 2007 and 2006, and for the period from inception of the development stage on January 20, 2002 through December 31, 2007, in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management's assertion about the effectiveness of MachineTalker, Inc.'s internal control over financial reporting as of December 31, 2007 included in the accompanying Form 10-KSB and, accordingly, we do not express an opinion thereon.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company does not generate significant revenue, and has negative cash flows form operations. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ HJ Associates & Consultants, LLP
--------------------------------------
HJ Associates & Consultants, LLP
Salt Lake City, Utah
April 9, 2008

                              MACHINETALKER, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET
                               DECEMBER 31, 2007


                                     ASSETS

CURRENT ASSETS
 Cash                                                                             $        3,258
 Other receivable                                                                        300,000
 Inventory                                                                                39,103
 Prepaid insurance                                                                         5,164
                                                                                  ---------------
        TOTAL CURRENT ASSETS                                                             347,525
                                                                                  ---------------

PROPERTY & EQUIPMENT, at cost
 Machinery & equipment                                                                    13,080
 Computer equipment                                                                       50,351
 Furniture & fixture                                                                       4,670
                                                                                  ---------------
                                                                                          68,101
 Less accumulated depreciation                                                           (49,186)
                                                                                  ---------------
        NET PROPERTY AND EQUIPMENT                                                        18,915
                                                                                  ---------------

OTHER ASSETS
 Purchase option, Regents                                                                  5,000
 License fees                                                                             66,627
 Goodwill                                                                              1,715,000
 Security deposit                                                                          2,975
                                                                                  ---------------
        TOTAL OTHER ASSETS                                                             1,789,602
                                                                                  ---------------

         TOTAL ASSETS                                                             $    2,156,042
                                                                                  ===============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable                                                                 $       42,507
 Accrued expenses                                                                        244,662
 Unearned revenues                                                                        30,000
 Notes payable, other                                                                     65,000
 Notes payable, shareholder                                                              384,342
                                                                                  ---------------
        TOTAL CURRENT LIABILITIES                                                        766,511
                                                                                  ---------------

LONG TERM LIABILITIES
 Unearned revenues                                                                        48,817
 Notes payable, shareholder                                                              436,000
                                                                                  ---------------
        TOTAL LONG TERM LIABILITIES                                                      484,817
                                                                                  ---------------

         TOTAL  LIABILITIES                                                            1,251,328
                                                                                  ---------------

SHAREHOLDERS' EQUITY
 Common stock, $.001 par value;
 550,000,000 authorized shares;
 218,650,602 shares issued and outstanding                                               218,650
 Additional paid in capital                                                            5,212,163
 Deficit accumulated  during the development stage                                    (4,526,099)
                                                                                  ---------------

TOTAL SHAREHOLDERS'  EQUITY                                                              904,714
                                                                                  ---------------

  TOTAL LIABILITIES AND SHAREHOLDERS'  EQUITY                                     $    2,156,042
                                                                                  ===============


The accompanying notes are an integral part of these consolidated financial statements.

                              MACHINETALKER, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                                    From Inception
                                                              Year Ended           January 30,2002
                                                       ---------------------------     through
                                                        12/31/2007    12/31/2006     12/31//2007
                                                       ------------- -------------------------------

REVENUE                                                $     41,730  $    553,333    $    1,024,579

COST OF SERVICES                                             32,785        53,865           432,074
                                                       ------------- -------------------------------

GROSS PROFIT (DEFICIT)                                        8,945       499,468           592,505

OPERATING EXPENSES
 General and administrative expenses                        605,869       669,628         3,473,646
 Research and development                                   348,000       326,032         1,319,193
 Depreciation and amortization                               30,323        13,638            68,286
                                                       ------------- -------------------------------

        TOTAL OPERATING EXPENSES                            984,192     1,009,298         4,861,125
                                                       ------------- -------------------------------

LOSS FROM OPERATIONS                                       (975,247)     (509,830)       (4,268,620)

OTHER INCOME/(EXPENSE) BEFORE PROVISION FOR INCOME TAXES
 Interest Income                                                 15           358            10,240
 Interest Expense                                           (48,510)      (29,658)         (188,251)
 Loss on Investment                                          (2,468)      (72,000)          (74,468)
 Gain/(Loss) on Sale of Asset                                 1,237             -              (963)
                                                       ------------- -------------------------------
        TOTAL OTHER INCOME/(EXPENSES)                       (49,726)     (101,300)         (253,442)
                                                       ------------- -------------------------------

PROVISION FOR INCOME TAXES                                     (800)         (837)           (4,037)
                                                       ------------- -------------------------------

NET (LOSS)                                             $ (1,025,773) $   (611,967)   $   (4,526,099)
                                                       ============= ===============================


BASIC AND DILUTED LOSS PER SHARE                       $     (0.01)  $     (0.00)
                                                       ============= =============

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
      BASIC AND DILUTED                                 167,176,580   159,577,725
                                                       ============= =============

The accompanying notes are an integral part of these consolidated financial statements.

                             MACHINETALKER, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS EQUITY
            FROM INCEPTION THROUGH THE YEAR ENDED DECEMBER 31, 2007

                                                                                                          Accumulated
                                                                                                         Deficit During
                                                                                             Additional        the
                                                                        Common stock           Paid-in     Development
                                                                  -------------------------
                                                                    Shares       Amount        Capital        Stage        Total
                                                                  ------------ ------------ -------------- ------------ ------------
Balance from original Issuance at January 30, 2002
($0.0017 per share) ($7,650 in cash and a patent at
 a fair value of $5,100)                                            7,500,000      $ 7,500        $ 5,250          $ -     $ 12,750

Issuance of common stock in February and March 2002
($0.50 per share in cash)                                             250,000          250        124,750            -      125,000

Issuance of common stock in April 2002
(20,000 shares at $0.50 per share in cash)                             20,000           20          9,980            -       10,000

Issuance of common stock in April 2002
 (20,000 shares as finders fees)                                       20,000           20            (20)           -            -

Issuance of common stock in May 2002
(140,000 shares at $0.50 per share in cash)                           140,000          140         69,860            -       70,000

Issuance of common stock in May 2002
(20,000 shares as finders fees)                                        20,000           20            (20)           -            -

Issuance of common stock in June 2002
($1.00 per share in cash)                                              50,000           50         49,950            -       50,000

Net Loss for the year ended December 31, 2002                               -            -              -     (852,600)    (852,600)
                                                                  ------------ ------------ -------------- ------------ ------------
Balance at December 31, 2002                                        8,000,000        8,000        259,750     (852,600)    (584,850)

Issuance of common stock in January 2003
 ($1.00 per share in cash)                                            128,000          128        127,872            -      128,000

Issuance of common stock in March 2003
 ($1.00 per share in cash)                                             10,000           10          9,990            -       10,000

Net Loss for the year ended December 31, 2003                               -            -              -     (394,115)    (394,115)
                                                                  ------------ ------------ -------------- ------------ ------------
Balance, December 31, 2003                                          8,138,000  $     8,138  $     397,612  $(1,246,715) $  (840,965)
                                                                  ------------ ------------ -------------- ------------ ------------


The accompanying notes are an integral part of these consolidated financial statements.

                             MACHINETALKER, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS EQUITY
            FROM INCEPTION THROUGH THE YEAR ENDED DECEMBER 31, 2007

                                                                                                          Accumulated
                                                                                                         Deficit During
                                                                                             Additional        the
                                                                        Common stock           Paid-in     Development
                                                                  -------------------------
                                                                    Shares       Amount        Capital        Stage        Total
                                                                  ------------ ------------ -------------- ------------ ------------
Balance, December 31, 2003                                          8,138,000  $     8,138  $     397,612  $(1,246,715) $  (840,965)

Issuance of common stock in January 2004
  (25,000 shares valued at $6,250 for services                         25,000           25          6,225            -        6,250

Issuance of common stock in June 2004
  (16,000,000 shares at $0.025 per share in conversion debt)       16,000,000       16,000        384,000            -      400,000

Issuance of common stock in June 2004
  (10,000,000 shares at $0.025 per share for services)             10,000,000       10,000        240,000            -      250,000

Stock Split                                                        83,207,000       83,207        (83,207)           -            -

Issuance of common stock in July
  through December 31, 2004 for cash                               24,560,000       24,560        589,440            -      614,000

Net Loss for the year ended December 31, 2004                               -            -              -     (573,454)    (573,454)
                                                                  ------------ ------------ -------------- ------------ ------------
Balance at December 31, 2004                                      141,930,000      141,930      1,534,070   (1,820,169)    (144,169)

Issuance of common stock in January 2005
  (13,720,000 shares at $0.025 per share for cash)                 13,720,000       13,720        329,280            -      343,000

Issuance of common stock in March 2005
  (300,000 shares at $0.10 per share for cash)                        300,000          300         29,700            -       30,000

Issuance of 3,817,000 warrants for services                                                       129,550            -      129,550

Issuance of common stock in April 2005
  (300,000 shares at $0.10 per share for cash)                        300,000          300         29,700            -       30,000

Issuance of common stock in May 2005
  (267,050 shares at fair value for services)                         267,050          267          7,801            -        8,068

Issuance of common stock in May 2005
  (1,450,000 shares at $0.10 per share for cash)                    1,450,000        1,450        143,550            -      145,000

Issuance of common stock in June 2005
  (1,050,000 shares at $0.10 per share for cash)                    1,050,000        1,050        103,950            -      105,000

Issuance of 260,000 warrants for services                                   -            -         23,400            -       23,400
                                                                  ------------ ------------ -------------- ------------ ------------
Balance Forward                                                   159,017,050  $   159,017  $   2,331,001  $(1,820,169) $   669,849
                                                                  ------------ ------------ -------------- ------------ ------------

The accompanying notes are an integral part of these consolidated financial statements.

                             MACHINETALKER, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS EQUITY
            FROM INCEPTION THROUGH THE YEAR ENDED DECEMBER 31, 2007

                                                                                                          Accumulated
                                                                                                         Deficit During
                                                                                             Additional        the
                                                                        Common stock           Paid-in     Development
                                                                  -------------------------
                                                                    Shares       Amount        Capital        Stage        Total
                                                                  ------------ ------------ -------------- ------------- -----------
Balance Forward                                                   159,017,050  $   159,017   $  2,331,001  $  (1,820,169)$  669,849

Net Loss for the year ended December 31, 2005                               -            -              -     (1,068,190)(1,068,190)
                                                                  ------------ ------------ -------------- ------------- -----------
Balance at December 31, 2005                                      159,017,050      159,017      2,331,001     (2,888,359)  (398,341)

Common stock warrants exercised in March 2006
   (315,000 common stock warrants excercised at $0.025)               315,000          315          7,560            -        7,875

Private Placement in 2nd Qtr 2006
   (400,000 shares at $0.15 per share for cash)                       400,000          400         59,600            -       60,000

Stock Compensation Cost                                                     -            -         35,008            -       35,008

Common stock warrants exercised in August 2006
   (50,000 common stock warrants excercised at $0.025)                 50,000           50          1,200            -        1,250

Issuance of common stock in December 2006
   (157,143 shares issued at $0.07 for cash)                          157,143          157         10,843            -       11,000

Investment in Sense Comm
   (600,000 common stock issued at $0.12 per share at FMV)            600,000          600         71,400            -       72,000

Stock Compensation Cost                                                     -            -          4,847            -        4,847

Issuance of 620,000 warrants for services                                   -            -         46,861            -       46,861


Net Loss for the year ended December 31, 2006                               -            -              -     (611,967)    (611,967)
                                                                  ------------ ------------ -------------- ------------ ------------
Balance at December 31, 2006                                      160,539,193      160,539      2,568,320   (3,500,326)    (771,467)

Common stock warrants exercised in January 2007
   (31,818 common stock warrants excercised for cash at $0.12)         31,818           32          3,786            -        3,818

Issuance of common stock in January 2007
   (828,571 shares at $0.07 per share for cash)                       828,571          829         57,171            -       58,000

Issuance of common stock in February 2007
   (200,000 shares at $0.07 per share for cash)                       200,000          200         13,800            -       14,000

Issuance of 600,000 warrants for services                                   -            -         49,487            -       49,487
                                                                  ------------ ------------ -------------- ------------ ------------
Balance Forward                                                   161,599,582  $   161,600  $   2,692,564  $(3,500,326) $  (646,162)
                                                                  ------------ ------------ -------------- ------------ ------------

The accompanying notes are an integral part of these consolidated financial statements.

                             MACHINETALKER, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS EQUITY
            FROM INCEPTION THROUGH THE YEAR ENDED DECEMBER 31, 2007

                                                                                                          Accumulated
                                                                                                         Deficit During
                                                                                             Additional        the
                                                                        Common stock           Paid-in     Development
                                                                  -------------------------
                                                                    Shares       Amount        Capital        Stage        Total
                                                                  ------------ ------------ -------------- ------------ ------------
Balance Forward                                                   161,599,582  $   161,600  $   2,692,564  $(3,500,326) $  (646,162)

Issuance of common stock in April 2007
   (800,000 shares at $0.07 per share for cash)                       800,000          800         55,200            -       56,000

Issuance of common stock in April 2007
   (38,260 shares at $0.10 per share for services)                     38,260           38          3,788            -        3,826

Exercise of stock options in June 2007
  (250,000 shares at $0.025 per share for cash)                       250,000          250          6,000            -        6,250

Conversion of note to common stock in June 2007
   (2,857,143 shares at $0.07 per share in conversion of debt)      2,857,143        2,857        197,143            -      200,000

Issuance of common stock in June 2007
   (400,000 shares at $0.05 per share for cash)                       400,000          400         19,600            -       20,000

Issuance of common stock in July 2007
   (1,540,000 shares at $0.05 per share for cash)                   1,540,000        1,540         75,460            -       77,000

Issuance of common stock in July 2007
   (3,000,000 shares at $0.08 per share for purchase of investment) 3,000,000        3,000        237,000            -      240,000

Issuance of common stock in August 2007
   (100,000 shares at $0.05 per share for cash)                       100,000          100          4,900            -        5,000

Issuance of common stock in September 2007
   (480,000 shares at $0.05 per share for cash)                       480,000          480         23,520            -       24,000

Issuance of 208,333 warrants for services                                   -            -         12,345            -       12,345

Stock compensation cost                                                     -            -         17,092            -       17,092

Issuance of common stock in October 2007
   (1,000,000 shares at $0.05 per share for cash)                   1,000,000        1,000         49,000            -       50,000

                                                                  ------------ ------------ -------------- ------------ ------------
Balance Forward                                                   172,064,985  $   172,065  $   3,393,612  $(3,500,326) $    65,351
                                                                  ------------ ------------ -------------- ------------ ------------

The accompanying notes are an integral part of these consolidated financial statements.

                             MACHINETALKER, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS EQUITY
            FROM INCEPTION THROUGH THE YEAR ENDED DECEMBER 31, 2007

                                                                                                          Accumulated
                                                                                                         Deficit During
                                                                                             Additional        the
                                                                        Common stock           Paid-in     Development
                                                                  -------------------------
                                                                    Shares       Amount        Capital        Stage        Total
                                                                  ------------ ------------ -------------- ------------ ------------
Balance Forward                                                   172,064,985  $   172,065  $   3,393,612  $(3,500,326) $    65,351

Issuance of common stock in November 2007
 (85,617 shares at $0.06 per share for services)                       85,617           85          5,051            -        5,136

Issuance of common stock in December 2007
 (8,625,000 shares at $0.04 per share for license fees)             8,625,000        8,625        336,375            -      345,000

Issuance of common stock in December 2007
 (37,875,000 shares at $0.04 per share for purchase of subsidiary) 37,875,000       37,875      1,477,125            -    1,515,000

Net Loss for the year ended December 31, 2007                               -            -              -   (1,025,773)  (1,025,773)
                                                                  ------------ ------------ -------------- ------------ ------------

Balance at December 31, 2007                                      218,650,602    $ 218,650    $ 5,212,163  $ (4,526,099)  $ 904,714
                                                                  ============ ============ ============== ============ ============


                             MACHINETALKER, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                       From Inception
                                                                 -----------------------------------  January 30, 2002
                                                                               Year Ended                  through
                                                                       12/31/2007       12/31/2006     December 31, 2007
                                                                 -------------------- -------------- -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                        $        (1,025,773) $     (611,967)$        (4,526,099)
 Adjustment to reconcile net loss to net cash
  used in operating activities
 Depreciation and amortization                                                30,323          13,638              73,386
 Issuance of common shares and warrants for  services                         70,795          46,861             534,923
 Issuance of common shares in conversion of debt                                   -               -             400,000
 Write off of investment value                                                 2,468          72,000              74,468
 Stock Compensation Cost                                                      17,092          39,855              56,947
 Gain on sale of asset                                                        (1,237)              -              (1,237)
 Disposal of Asset                                                                 -               -               4,200
  (Increase) Decrease in:
   Accounts receivable                                                             -           2,000                   -
   Inventory                                                                   9,373         (35,952)            (39,103)
   Employee Advances                                                             227              68                   -
   Prepaid Expenses                                                           (1,028)         (4,136)             (5,164)
   Deposits                                                                        -               -              (2,975)
  Increase (Decrease) in:
   Accounts payable                                                            4,241          25,668              42,507
   Accrued expenses                                                          179,380          40,452             244,662
   Unearned revenue                                                          (40,000)        (40,000)             78,817
   Tax liabilities                                                                 -               -                   -
                                                                 -------------------- -------------- -------------------

        NET CASH USED IN OPERATING ACTIVITIES                               (754,139)       (451,513)         (3,064,668)
                                                                 -------------------- -------------- -------------------

NET CASH FLOWS USED IN INVESTING ACTIVITIES:
 Purchase of property and equipment                                           (1,055)              -             (73,754)
 Sale of asset                                                                 1,963               -               1,963
 Investment in companies                                                      (7,468)              -              (7,468)
                                                                 -------------------- -------------- -------------------
        NET CASH USED IN INVESTING ACTIVITIES                                 (6,560)              -             (79,259)
                                                                 -------------------- -------------- -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from/payments to Officers Loans                                    334,342         250,000           1,020,342
 Proceeds from note payable, other                                           110,000               -             110,000
 Payments on note payable                                                    (45,000)              -             (45,000)
 Proceeds from issuance of common stock                                      314,069          80,125           2,054,193
                                                                 -------------------- -------------- -------------------

        NET CASH PROVIDED BY FINANCING ACTIVITIES                             713,411        330,125           3,139,535
                                                                 -------------------- -------------- -------------------

          NET DECREASE IN CASH                                               (47,288)       (121,388)             (4,392)


CASH, BEGINNING OF PERIOD                                                     50,546         171,934               7,650
                                                                 -------------------- -------------- -------------------

CASH, END OF PERIOD                                              $             3,258  $       50,546              53,258
                                                                 ===================  ============== ===================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Interest paid                                                 $               174  $       23,691 $           133,948
                                                                 ===================  ============== ===================
   Income taxes                                                  $               800  $          837 $             4,037
                                                                 ===================  ============== ===================
SUPPLEMENTAL SCHEDULE OF NON-CASH TRANSACTIONS
     During the year ended December 31, 2007, the Company expensed  compensation cost of $17,092  related to the vesting of employee stock options;  931,210 issued for services for a fair value of $70,795; 3,000,000 shares of common stock issued to acquire 100% of the total issued and  outstanding  stock of
     WDT from UTEK for a value of  $240,000;  46,500,000  shares of common stock issued to purchase  100% of the assets of MWTI and 100% of the total issued and  outstanding  stock of MWTI  from UTEK for a value of  $1,860,000;  the
     Company  issued  2,857,143  shares of common  stock in  conversion  of debt valued at $200,000.  During the year ended  December 31, 2006,  the Company issued  600,000  shares of common  stock with a fair value of $72,000;  the
     Company expensed compensation cost of $39,855; 620 warrants were issued for services for a fair value of $46,861.

The accompanying notes are an integral part of these consolidated financial statements.

                              MACHINETALKER, INC.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                           December 31, 2007 and 2006

1.   ORGANIZATION AND LINE OF BUSINESS

     ORGANIZATION
     MachineTalker, Inc. (the "Company") was incorporated in the state of Delaware on January 30, 2002. The Company, based in Santa Barbara, California, began operations on January 30, 2002 to develop and market a wireless control technology. The Company's founders are also the principal owners of SecureCoin, Inc. ("SecureCoin"). As part of MachineTalker's initial capitalization, the Company's founders have contributed certain intellectual property that was developed at and acquired from SecureCoin. SecureCoin assigned all rights to that intellectual property to the co-founders in January 2002, and those co-founders then contributed the intellectual property rights to the Company in connection with its formation. This intellectual property, including a provisional patent, forms the core of MachineTalker's proprietary smart security network technology.

     LINE OF BUSINESS
     The Company is currently in the stage of developing wireless networking products that combine microcomputers and wireless radio components in a single package that can be used to service a variety of attachments, including Sensors for measuring temperature, pressure, motion, vibration, location and many other parameters. These "MachineTalkers" can then be programmed to form local wireless networks with other MachineTalkers to process the Sensor data collectively in real time and on a local basis. This allows governments, businesses and individuals to rapidly deploy wireless security systems to protect and monitor things, places and people. During the year, the Company acquired two subsidiaries, Wideband Detection Technologies, Inc. and Mirco Wireless Technologies, Inc.

     GOING CONCERN
     The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company does not generate significant revenue, and has negative cash flows from operations, which raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, an additional cash infusion. As discussed in note 5, the Company has obtained funds from its shareholders since its inception through 2007. Management believes this funding will continue, and is also actively seeking new investors. Management believes the existing shareholders and the prospective new investors will provide the additional cash needed to meet the Company's obligations as they become due, and will allow the development of its core of business

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

     PRINCIPLES OF CONSOLIDATION
     The consolidated financial statements include the accounts of the Company and its subsidiaries Wideband Detection Technologies, Inc. and Mirco Wireless Technologies, Inc. All significant inter-company balances and transactions have been eliminated.

     DEVELOPMENT STAGE ACTIVITIES AND OPERATIONS
     The Company has been in its initial stages of formation and for the year ended December 31, 2007, had insignificant revenues. FASB #7 defines a development stage activity as one in which all efforts are devoted substantially to establishing a new business and even if planned principal operations have commenced, revenues are insignificant.

                              MACHINETALKER, INC.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                           December 31, 2007 and 2006

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

     PROPERTY AND EQUIPMENT
     Property and equipment are stated at cost, and are depreciated using the straight line method over its estimated useful lives:

         Machinery & equipment                                5 Years
         Furniture & fixtures                               5-7 Years
         Computer equipment                                   5 Years

     Depreciation expense as of December 31, 2007 and 2006 was $11,951 and $13,638 respectively.

     FAIR VALUE OF FINANCIAL INSTRUMENTS
     SFAS No. 107, "Disclosures About Fair Value of Financial Instruments", requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of December 31, 2007 and 2006, the amounts reported for cash, accounts receivable, accounts payable, accrued interest and other expenses, and notes payable approximate the fair value because of their short maturities.

     INVENTORY
     Inventories are stated at the lower of cost (first-in, first-out basis) or market, and consists of finished goods, raw materials, and work-in-process. As of December 31, 2007, the value of the inventory was $39,103.

     STOCK-BASED COMPENSATION
     As of December 31, 2007, the Company adopted Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" (FAS) No. 123R, that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. The statement eliminates the ability to account for share-based compensation transactions, as we formerly did, using the intrinsic value method as prescribed by Accounting Principles Board, or APB, Opinion No. 25, "Accounting for Stock Issued to Employees," and generally requires that such transactions be accounted for using a fair-value-based method and recognized as expenses in our statement of income. The adoption of (FAS) No. 123R by the Company had no material impact on the statement of income.

                              MACHINETALKER, INC.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                           December 31, 2007 and 2006

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     The Company adopted FAS 123R using the modified prospective method which requires the application of the accounting standard as of June 30, 2006. Our financial statements as of and for the year ended December 31, 2007 reflect the impact of adopting FAS 123R. In accordance with the modified prospective method, the financial statements for prior periods have not been restated to reflect, and do not include, the impact of FAS 123R.

     ADVERTISING
     The Company expenses advertising costs as incurred. Advertising costs for the years ended December 31, 2007 and 2006 were $26,228 and $20,391 respectively.

     RESEARCH AND DEVELOPMENT COSTS
     Research and development costs are expensed as incurred. These cost consist primarily of salaries and direct payroll related costs. The costs for the years ended December 31, 2007 and 2006 were $348,000 and $326,032 respectively.

     CONCENTRATION OF CREDIT RISK
     The Company is potentially exposed to concentrations of credit risk with trade accounts receivable, because the Company has a major customer who represented approximately 99% of total revenue as of the years ended December 31, 2007 and 2006.

     LOSS PER SHARE CALCULATIONS
     The Company adopted Statement of Financial Standards ("SFAS") No. 128 for the calculation of "Loss per Share". SFAS No. 128 dictates the calculation of basic earnings per share and diluted earnings per share. Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company's diluted loss per share is the same as the basic loss per share for the years ended December 31, 2007, and 2006 as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss. The weighted average number of shares used for the calculation of the loss per share considers the stock split as if it had occurred on January 1, 2003.

     INCOME TAXES
     Deferred income taxes are provided using the liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry-forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of the changes in tax laws and rates of the date of enactment.

     When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination.
     Interest and penalties associated with unrecognized tax benefits are classified as additional income taxes in the statement of income.

                              MACHINETALKER, INC.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                           December 31, 2007 and 2006

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     GOODWILL
     Goodwill represents the excess of the purchase price over the fair value assigned to identifiable net assets acquired of subsidiary companies. Goodwill is not amortized, it is tested for impairment annually or more frequently if events or circumstances indicate that the asset might be impaired. Goodwill impairment is measured as the excess of the carrying amount over the implied fair value. There was no impairment at year end 2007.

     RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
     In January 2003, the FASB issued FASB Interpretation No. 46 (FIN46) "Consolidation of Variable Interest Entities, and Interpretation of ARB 51." This interpretation addresses consolidation by business enterprises of certain variable interest entities (VIEs). The Interpretation as amended is effective immediately for all enterprises with interests in VIEs created after January 31, 2003. In December 2003, the FASB issued a revised version of FIN46 (FIN46R), which clarified the provisions of FIN46 by addressing implementation issues. FIN46R must be applied to all entities subject to the Interpretation as of the first interim quarter ending after March 15, 2004. The adoption of this interpretation did not impact the financial statements.

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

                              MACHINETALKER, INC.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                           December 31, 2007 and 2006

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS ( CONTINUED)

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

     RECLASSIFICATION OF EXPENSES
     Certain amounts from the prior year have been reclassified to conform with the current year presentation.

3.   INCOME TAXES

     The Company files income tax returns in the U.S. Federal jurisdiction, and the state of California. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2003.

     The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. Deferred income taxes have been provided by temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. To the extent allowed by GAAP, we provide valuation allowances against the deferred tax assets for amounts when the realization is uncertain.

        Balance at January 1, 2007                                         $ -

        Additions based on tax positions related to the current year         -
                                                                    ------------

        Balance at December 31, 2007                                       $ -
                                                                    ============

                              MACHINETALKER, INC.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                           December 31, 2007 and 2006


3.   INCOME TAXES (continued)

     Included in the balance at December 31, 2007, are no tax positions for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

     The Company's policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the period ended December 31, 2007, the Company did not recognize interest and penalties.

4.   DEFERRED TAX BENEFIT

     At December 31, 2007, the Company had net operating loss carry-forwards of approximately $3,690,400 that may be offset against future taxable income from the year 2007 through 2027. No tax benefit has been reported in the December 31, 2007 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

     The income tax provision differs from the am0unt of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the year ended December 31, 2007 and 2006 due to the following:

                                             2007                2006
                                        ----------------   -----------------

        Book Income                          $ (410,309)         $ (208,000)
        Depreciation                            (66,359)                  -
        R&D                                      12,928                   -
        State Tax Expense Deduction                (320)                  -
        Meals & Entertainment                       486                   -
        Related Party Accrual                    83,478             (80,000)
        Non deductible expenses                  35,155              54,000

        Valuation Allowance                     344,941             234,000
                                        ----------------   -----------------

        Income tax expense                   $        -          $        -
                                        ================   =================

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

                              MACHINETALKER, INC.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                           December 31, 2007 and 2006

4.   DEFERRED TAX BENEFIT (continued)
     Net deferred tax liabilities consist of the following components as of December 31, 2007 and 2006:

                                         2007               2006
                                     -------------    ---------------
        Deferred tax assets:
          NOL Carryover              $  1,476,163     $      651,000
          R & D                           112,172             35,000
          Related Party Accruals           97,900                  -

        Deferred tax liabilities:
          Depreciation                   (298,840)                 -

        Less Valuation Allowance       (1,387,395)          (686,000)
                                     -------------    ---------------
        Net deferred tax asset       $           -    $            -
                                     =============    ===============

     Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry-forwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry-forwards may be limited as to use in future years.

5.   CAPITAL STOCK

     During the year ended December 31, 2007, the Company through a private placement issued 3,520,000 shares of common stock for cash of $176,000 at a price of $0.05; 3,000,000 shares issued to purchase stock in a company at a price of $0.08 per share valued at $240,000; 1,828,571 shares of common stock for cash of $128,000 at a price of $0.07; 31,818 shares of common stock were issued for cash of $3,818, for warrants exercised at a price of $0.12 per share; 2,857,143 shares of common stock issued for the conversion of a note payable of $200,000 at a price of $0.07 per share; 250,000 shares of common stock issued for the exercise of employee stock options for $6,250 at a price of $0.025 per share; 38,260 shares of common stock issued for services at a fair value of $3,826 at a price of $0.10 per share; 85,617 shares of commons stock issued for services at a fair value of $5,136; 8,625,000 shares of common stock issued for license fees at a fair value of $345,000; 37,875,000 shares of common stock issued for purchase of a subsidiary at a fair value of $1,515,000. At December 31, 2006, the Company's authorized stock consists of 500,000,000 shares of common stock, par value $0.001 per share. During the year ended December 31, 2006 the Company issued 557,143 shares of common stock for cash of $71,000; 365,000 shares of common stock issued for cash of $9,125 for warrants exercised at a price of $0.025; 600,000 shares of common stock issued at fair value of $72,000.

6.   STOCK OPTIONS AND WARRANTS

     The Company adopted a Stock Option Plan for the purposes of granting stock options to its employees and others providing services to the Company, which reserves and sets aside for the granting of Options for Twenty Million (20,000,000) shares of Common Stock. Options granted under the Plan may be either Incentive Options or Nonqualified Options and shall be administered by the Company's Board of Directors ("Board"). Each option shall be exercisable in full or in installments and at such times as designated by the Board. Notwithstanding any other provision of the Plan or of any Option agreement, each Option shall expire on the date specified in the Option agreement, which date shall not be later than the tenth anniversary from the effective date of this option. During the years ended December 31, 2007 and 2006, the Company granted 0 stock options. The stock options vest as follows: 25% from the date of employment and 1/36 every 30 days thereafter until the remaining stock options have vested. The stock options are exercisable for a period of ten years from the date of

                              MACHINETALKER, INC.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                           December 31, 2007 and 2006

6.   STOCK OPTIONS AND WARRANTS (continued)

     grant at an exercise price of $0.025, $0.05, or $0.10 per share, as adjusted for the ten for one forward split of the Company's common stock.

                                                       2007            2006
                                                 ---------------  --------------
        Risk free interest rate                  4.08% to 4.47%   4.08% to 4.47%
        Stock volatility factor                  1%               1%
        Weighted average expected option life    10 years         10 years
        Expected dividend yield                  None             None


     A summary of the Company's stock option activity and related information follows:

                                                            Weighted                       Weighted
                                               Number        average          Number       average
                                                 of         exercise            of         exercise
                                               Options        price           Options        price
                                            ----------------------------   ---------------------------
Outstanding, beginning of year                  8,700,000       $ 0.051        8,700,000      $ 0.051
Granted                                                 -             -                -            -
Exercised                                        (250,000)        0.052                -            -
Expired                                                 -             -                -            -
                                            ----------------------------   ---------------------------
Outstanding, end of year                        8,450,000       $ 0.052        8,700,000      $ 0.051
                                            ============================   ===========================
Exercisable at the end of year                  8,252,123       $ 0.052        8,327,123      $ 0.051
                                            ============================   ===========================
Weighted average fair value of
  options granted during the year                               $ 0.000                       $ 0.100
                                                           =============                   ===========


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

     The weighted average remaining contractual life of options outstanding issued under the plan as of December 31, 2007 was as follows:

                                                              Weighted           Weighted            Weighted
                                                              Average             Average             Average
                          Stock              Stock           Remaining        Exercise Price      Exercise Price
   Exercisable           Options            Options         Contractual         of Options          of Options
      Prices           Outstanding         Exercisable      Life (years)        Outstanding         Exercisable
------------------- ------------------ ------------------------------------ -------------------- ------------------
      $ 0.025                750,000             750,000      6.1 years           $ 0.025            $ 0.025
      $ 0.050              7,000,000           7,000,000      5.5 years           $ 0.050            $ 0.050
      $ 0.100                700,000             502,123      7.5 years           $ 0.100            $ 0.100
                   ------------------ -------------------
                           8,450,000           8,252,123
                   ================== ===================

     Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the financial statements of operations during the year ended December 31, 2007, included compensation expense for the stock-based payment awards granted prior to, but not yet vested, as of December 31, 2007 based on the grant date fair value estimated in accordance with the pro forma provisions of FAS 148, and compensation expense for the stock-based payment awards granted subsequent to December 31, 2007, based on the grant date fair value estimated in

                              MACHINETALKER, INC.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                           December 31, 2007 and 2006

6.   STOCK OPTIONS AND WARRANTS (continued)

     accordance with FAS 123R. As stock-based compensation expense recognized in the statement of income for the year ended December 31, 2007 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. FAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the pro forma information required under FAS 148 for the periods prior to the year ended December 31, 2007, we accounted for forfeitures as they occurred. The stock-based compensation expense recognized in the statement of operations during the year ended December 31, 2007 is $17,092.

     WARRANTS
     During the year ended December 31, 2007, the Company issued 808,333 warrants for services with a fair value of $61,832 determined using the Black Scholes pricing model; 31,818 of these warrants were exercised at a price of $0.12 per share. During the year ended December 31, 2006, 365,000 common stock purchase warrants were exercised at $0.025 per share and the Company granted a total of 620,000 warrants to purchase a total of 620,000 shares of common stock to two individuals for marketing services rendered to the Company, of which 600,000 are exercisable at $0.12 per share and expire in October 2011, and 20,000 are excercisable at $0.15 per share and expire in November 2011. The fair market value for the warrants was $40,200 as of December 31, 2006, and was determined using the Black Scholes pricing model. At December 31, 2007 the Company had a total of 4,332,000 warrants to purchase 4,332,000 shares of common stock outstanding.

7.   INVESTMENT IN EQUITY SECURITIES

     During the year ended December 31, 2007, the Company issued 49,500,000 shares of common stock for a value of $2,100,000 to purchase 100% ownership of the Company's intellectual technology (see note 11). At December 31, 2006, the Company adopted SFAS No. 115, "ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY Securities." The Company issued 600,000 shares of common stock for a value of $72,000 to purchase 10% ownership of a limited liability company formed in August 2006 by a small group of individuals to become a distributor and reseller of the Company's intelligent wireless network sensor controlling technology to the energy and petroleum industries. The investment has no value as of December 31, 2006. The impact of the year-end adoption of SFAS No. 115 on the 2006 results of operations was $72,000.

8.   INVESTMENT IN LIMITED LIABILITY COMPANY

     The Company invested $2,468 to acquired a 20% ownership in Listen4U, LLC. Listen4U is a newly formed company that has developed a new technology called listen4leaks. Listen4leaks is an inexpensive, small and easy to use device, which detects leaks in pipes. The investment has no value as of December 31, 2007. The impact of SFAS No. 115 on the 2007 results of operations was $2,468.

9.   CONVERTIBLE PROMISSORY NOTE

     During the year ended December 31, 2007, the Company entered into a two (2) year convertible promissory note. The principal amount of the note is $65,000, which bears interest at 12% per annum. The principal and interest are convertible into shares of common stock at $0.05 per share.

10.  RELATED PARTY

     The Company leases its premises from a company in which our majority shareholders are minority shareholders. The lease has been extended to September 20, 2008. The rent expense for the years ended December 31, 2007 and 2006 amounted to $16,641 and $14,264 respectively for each year.

     At December 31, 2006, the Company's President and Chief Executive Officer loaned $250,000 to the Company for operating expenses. During the year ended December 31, 2007, the Company converted $200,000 of the loan into 2,857,143 common shares, and the remaining $50,000 loan bears interest at the rate of 6% per annum. Also, as of the year ended December 31, 2006, the convertible debenture was outstanding with interest payable at the rate of 6% per year, principal due July 2009, convertible into 17,440,000 shares of common stock at $0.025 per share.

                              MACHINETALKER, INC.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                           December 31, 2007 and 2006

11.  BUSINESS COMBINATIONS

     On December 20, 2007, we acquired 100% of the total issued and outstanding stock of Micro Wireless Technologies, Inc. (MWTI) in transactions accounted for under FAS 141, by issuing 46,500,000 shares of Machinetalkers, Inc.
     (MTI) common stock. MWTI contains an exclusive license to a technology which embeds physical and chemical property sensing capabilities with RF transmission systems, thereby taking a direct conversion approach to micro-wireless sensing technology. This environment sensor has the potential to combine traditional sensor and telemetry capabilities into one function.

     On July 20, 2007, we acquired 100% of the total issued and outstanding stock of Wideband Detection Technologies, Inc. in transactions accounted for under FAS 141, by issuing 3,000,000 shares of MachineTalkers, Inc. common stock. WDTI contains technology that provides a potential network of sensors that can monitor an area for intrusion detection and relay the sensed data to a satellite or another receiver.

     The acquisition of these companies are designed to enhance our service offerings for wireless and wideband technology. MWTI and WDTI are now wholly-owned subsidiaries of MTI.

     Under the purchase method of accounting, the transactions were valued, for accounting purposes at $2,100,000, which was based on the value per share as of the close of business on the respective purchase dates. The assets and liabilities of MWTI and WDTI were recorded at their respective fair values as of the date of acquisition. The following table summarizes these values:

                                                Purchase Price Allocation
        -------------------------------------------------------------------
                                                        Year Ended
                                                        12/31/2007
        -------------------------------------------------------------------
        ASSETS ACQUIRED

         Current Assets
          Other Receivable                              $300,000

         Intangible assets subject
          to amortization
          Licensing                                       85,000

         Other Assets
          Goodwill                                     1,715,000
        -------------------------------------------------------------------
        TOTAL ASSETS ACQUIRED                         $2,100,000
        -------------------------------------------------------------------

        LIABLITIES ASSUMED

         Current liabilities                                   -
        TOTAL CURRENT LIABILITIES ASSUMED             $        -
        -------------------------------------------------------------------

        NET ASSETS ACQUIRED                           $2,100,000
        ===================================================================

                              MACHINETALKER, INC.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                           December 31, 2007 and 2006

11.  BUSINESS COMBINATIONS (continued)

     The following is a condensed pro forma statement of operations for the year ended December 31, 2007 showing the combined results of operations of the Company including MWTI and WDTI as though the Company had acquired the common stock on January 1, 2007.

                                                                                                Pro Forma
                                                                                                Adjustments
                                                     MTI             MWTI           WDTI        (Unaudited)        Pro Forma
                                                ------------    ------------    -----------     ------------    ----------------
        Sales                                   $     41,730    $       -       $       -       $       -       $       41,730
        Net loss from continued operations      $ (1,025,773)   $       -       $       -       $       -       $   (1,025,773)
                                                ============    ============    ===========     ============    ================
        Net loss per share                      $      (0.01)   $    0.00       $    0.00       $    0.00       $        (0.01)
                                                ============    ============    ===========     ============    ================

12.  SUBSEQUENT EVENTS

     During March 2008, the Company issued 66,229 shares of common stock for services for a value of $4,636.

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

ITEM 8A(T).   CONTROLS AND PROCEDURES

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

         Our management has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2007 (under the supervision and with the participation of the Chief Executive Officer and the Principal Accounting Officer), pursuant to Rule13a-15(b) promulgated under the Exchange Act. As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting. Based on this evaluation, our Company's Chief Executive Officer and Principal Accounting Officer have concluded that our Company's disclosure controls and procedures were not effective as of December 31, 2007, due to certain material weaknesses in internal control over financial reporting.

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

         Our auditors believe that our methodology for identifying all necessary disclosures related to non-cash equity transactions could lead to a material misstatement of net income (loss). We intend to cooperate with our auditors in 2008 to address this material weakness.

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

         Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

         Our management, with the participation of the Chief Executive Officer, evaluated the effectiveness of the Company's internal control over financial reporting as of December 31, 2007. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control -- Integrated Framework. Based on this evaluation, our Company's Chief Executive Officer and Principal Accounting Officer have concluded that our Company's disclosure controls and procedures were not effective as of December 31, 2007, due to certain material weaknesses in internal control over financial reporting.

         This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permits us to provide only management's report in this annual report.

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

ITEM 8B. OTHER INFORMATION

         None.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF EXCHANGE ACT

         The following table lists our executive officers, directors, and key employees as of March 31, 2008:

         NAME                               AGE               POSITION
         -------------------                ---      ----------------------------------------------------------------
         Roland F. Bryan (1)                73       President,  Chief Executive  Officer,  Chief  Financial  Officer,
                                                     Secretary, and Chairman of the Board of Directors

         Gerald A. Nadler                   66       Chief Scientist (Key Employee)

----------------------------------

(1)  Member of Audit Committee.

         ROLAND F. BRYAN, age 73, has been the President, Chief Executive Officer, Chief Financial Officer, and Chairman of the Board of Directors of MTI since our inception in January 2002 and the Secretary of MTI since May 2006. For the six years prior to founding MTI, Mr. Bryan was self employed as an independent advisor to several high-tech companies on corporate organization, management, marketing and product development. Mr. Bryan's professional background is in the areas computer science research and process control through computer automation. During the last 25 years he has built up and sold several high-tech companies in the fields of telecommunications networking, military computer systems and commercial equipment for network access. In 1974, he founded Associated Computer Consultants, Inc. ("ACC"), a company that implemented interconnections to the first packet network for many United States government agencies. In 1983 the name of the company was changed to Advanced Computer Communications, Inc. and continued to produce networking products for both military and commercial applications. ACC made the Inc. 500 List of Fastest Growing Companies in 1984. In 1991 the company was split into two separate businesses, one to concentrate on military products, the other to concentrate on commercial products. ACC was acquired by Ericsson in 1998 for $265 million. In September 1994, WIRED MAGAZINE honored Mr. Bryan and 18 others, as the "Creators of the Internet."

         GERALD A. NADLER, age 66, as our Chief Scientist, has been a key employee of MTI since our inception in January 2002. From 1998 to January 2002, Mr. Nadler was self employed as an independent advisor consulting on designs of networking products for Cratos Networks, Nortel/Aptis, Lucent/Ascend, Openroute, Shiva, and Data General. In 1992, Mr. Nadler founded and from 1992 to 1995 was the President of Elettra Systems, a data communications company. From 1987 to 1991, he designed the spread spectrum wireless meter-reading system for Metricom. In 1985, he founded and from 1985 to 1987 was the President of Token Automation, a data communications company. In 1979, he founded and from 1979 to 1985 was the President of Distributed Computer Systems, a computer and data communications company. From 1976 to 1979, he was a computer architect at Wang Laboratories.

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

BOARD COMMITTEES

         The Board of Directors has appointed an Audit Committee. As of March 31, 2008, the sole member of the Audit Committee is Roland Bryan, who may not be considered to be independent as defined in Rule 4200 of the National Association of Securities Dealers' listing standards. The Board of Directors has adopted a written charter of the Audit Committee. The Audit Committee is authorized by the Board of Directors to review, with our independent accountants, the annual financial statements of MTI prior to publication, and to review the work of, and approve non-audit services preformed by, such independent accountants. The Audit Committee will make annual recommendations to the Board for the appointment of independent public accountants for the ensuing year. The Audit Committee will also review the effectiveness of the financial and accounting functions and the organization, operations and management of MTI. The Audit Committee was formed on February 8, 2005. The Audit Committee held one meeting during fiscal year ended December 31, 2007. As of March 31, 2008, we have not yet appointed a Compensation Committee.

REPORT OF THE AUDIT COMMITTEE

         Our Audit Committee has reviewed and discussed our audited financial statements for the fiscal year ended December 31, 2007 with senior management. The Audit Committee has also discussed with HJ Associates & Consultants, LLP,
Certified Public Accountants ("HJ"), our independent auditors, the matters required to be discussed by the statement on Auditing Standards No. 61 (Communication with Audit Committees) and received the written disclosures and the letter from HJ required by Independence Standards Board Standard No. 1

(Independence Discussion with Audit Committees). The Audit Committee has discussed with HJ the independence of HJ as our auditors. Finally, in considering whether the independent auditors provision of non-audit services to us is compatible with the auditors' independence for HJ, our Audit Committee has recommended to the Board of Directors that our audited financial statements be included in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006 for filing with the United States Securities and Exchange Commission. Our Audit Committee did not submit a formal report regarding its findings.

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

         Based solely on its review of the copies of such Section 16 Reports received by it, or written representations received from certain Reporting
Persons, all Section 16(a) filing requirements applicable to our Reporting Persons during and with respect to the fiscal year ended December 31, 2007 have been complied with on a timely basis.

ITEM 10. EXECUTIVE COMPENSATION

EXECUTIVE OFFICER COMPENSATION

         The following table summarizes compensation paid or accrued by us for the year ended December 31, 2007 for services rendered in all capacities, by the chief executive officer and the other most highly compensated executive officers during the fiscal year ended December 31, 2007.

                                                SUMMARY COMPENSATION TABLE

---------------------- -------- ------------ ---------- ---------- --------------- ---------------- ----------------- --------------
                                                                     NON-EQUITY     NON-QUALIFIED
                                                                     INCENTIVE        DEFERRED
      NAME AND                                          OPTION          PLAN        COMPENSATION       ALL OTHER
 PRINCIPAL POSITION     YEAR      SALARY       BONUS     AWARDS     COMPENSATION      EARNINGS        COMPENSATION        TOTAL
---------------------- -------- ------------ ---------- ---------- --------------- ---------------- ----------------- --------------
Roland Bryan,          2007    $120,000(1)      0          0            0                0                 0          $120,000(1)
    Chief Executive
    Officer,
    President, Chief
    Financial
    Officer, and
    Secretary

Gerald Nadler,         2007      $120,000       0          0            0                0                 0             $120,000
    Chief Scientist
    (Key Employee)

-----------------------------

(1)    Mr. Bryan deferred and accrued the entire amount of his salary in 2007.

EMPLOYMENT AGREEMENTS

         We have not entered into any employment agreements with its executive officers to date. We may enter into employment agreements with them in the future.

OUTSTANDING EQUITY AWARDS

         None of our executive officers received any equity awards during the year ended December 31, 2007.

DIRECTOR COMPENSATION

         None of our directors received any compensation for their respective services rendered to us during the year ended December 31, 2007.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth the names of our executive officers and directors and all persons known by us to beneficially own 5% or more of the issued and outstanding common stock of MTI at March 31, 2008. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage of ownership of that person, shares of common stock subject to options held by that person that are currently exercisable or become exercisable within 60 days of March 31, 2008 are deemed outstanding even if they have not actually been exercised. Those shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person. The percentage ownership of each beneficial owner is based on 218,716,831 outstanding shares of common stock. Except as otherwise listed below, the address of each person is c/o MachineTalker, Inc., 513 De La Vina Street, Santa Barbara, California 93101. Except as indicated, each person listed below has sole voting and investment power with respect to the shares set forth opposite such person's name.


         NAME AND ADDRESS
          OF STOCKHOLDER                NUMBER OF SHARES OWNED(1)(2)                   PERCENTAGE OF OWNERSHIP
----------------------------------------------------------------------------------------------------------------------------
ROLAND F. BRYAN(3)                               39,510,000                                      18%

CHRISTOPHER T. KLEVELAND (4)                     23,500,000                                      11%

MARK P. HARRIS(5)                                23,500,000                                      11%

WINGS FUND, INC.(6)                              10,300,000                                       5%

GERRY NADLER(7)                                       0                                           0

JULIE O'REAR                                     13,250,000                                       6%
401 Church Road
Taigum, Queensland
Australia 4018

UTEK CORPORATION                                 49,500,000                                      23%
2109 E. Palm Avenue
Tampa, FL 33605

All Current Executive Officers as                39,510,000                                      18%
   a Group
All Current Directors who are not                     0                                           0
   Executive Officers as a Group

------------------------
(1) Except as pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned. The total number of issued and outstanding shares and the total number of shares owned by each person does not include unexercised warrants and stock options, and is calculated as of March 31, 2008.

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

ITEM  12.  CERTAIN   RELATIONSHIPS  AND  RELATED   TRANSACTIONS,   AND  DIRECTOR
INDEPENDENCE

         We currently lease approximately 1,541 square feet of office space at 513 De La Vina Street, Santa Barbara, California 93101 from a company owned by the majority shareholders at a base rental rate of approximately $1,426 per month pursuant to a month to month lease.

         As of the year ended December 31, 2007, a loan made by Mr. Roland Bryan, our President and Chief Executive Officer, was outstanding in the principal amount of $384,342. This loan bears interest at the rate of 6% per annum. Also, as of the year ended December 31, 2007, a convertible debenture held by Roland Bryan was outstanding in the principal amount of $436,000 with interest payable at the rate of 6% per year, principal due July 2009, convertible into 17,440,000 shares of common stock at $0.025 per share.

         As of March 31, 2008, our sole director and member of the Audit Committee is Roland Bryan, who may not be considered to be independent as defined in Rule 4200 of the National Association of Securities Dealers' listing standards.

ITEM 13.      EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

EXHIBIT           DESCRIPTION
-------       ---------------------------------------------------------------------------------------
3.1           Articles of Incorporation (1)
3.2           Amendments to Articles of Incorporation (1)
3.3           Bylaws (1)
4.1           Specimen Certificate for Common Stock (1)
4.2           2002 Stock Option Plan (1)
4.3           Form of Incentive Stock Option Agreement (1)
4.4           Form of Non Qualified Stock Option Agreement (1)
10.1          Lease Agreement by and between MachineTalker, Inc. and SecureCoin, Inc., dated August
              20, 2003 (1)
10.2          Agreement No. CA-00062 by and between MachineTalker, Inc. and Kellogg, Brown & Root
              Services, Inc., dated December 20, 2004 (2)
10.3          Agreement by and between MachineTalker, Inc. and Science Applications International
              Corporation, dated July 1, 2004 (1)
10.4          Acquisition Agreement for Wideband Detection Technologies, Inc. dated July 20, 2007 (4)
10.5          Acquisition Agreement for Micro Wireless Technologies, Inc. dated December 28, 2007 (5)
14.1          Code of Conduct (3)
31.1          Section 302 Certification
32.1          Section 906 Certification

---------------------

(1) Incorporated by reference to the Form SB-2 Registration Statement filed with the Securities and Exchange Commission dated August 1, 2005.

(2) Incorporated by reference to Amendment No. 4 to the Form SB-2 Registration Statement filed with the Securities and Exchange Commission dated November 2, 2005.

(3) Incorporated by reference to the Form 10-KSB filed with the Securities and Exchange Commission dated April 14, 2007.

(4) Incorporated by reference to the Form 8K filed with the Securities and Exchange Commission dated July 20, 2007.

(5) Incorporated by reference to the Form 8K filed with the Securities and Exchange Commission dated January 3, 2008.

     (b) The following is a list of Current Reports on Form 8-K filed by the Company during and subsequent to the quarter for which this report is filed:

(1) Form 8-K, dated January 3, 2008, filed with the SEC reflecting the acquisition of 100% of the total issued and outstanding stock of Micro Wireless Technologies, Inc. from UTEK Corporation in exchange for 46,500,000 shares of the Company's common stock

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         HJ Associates & Consultants, LLP, Certified Public Accountants ("HJ") is our principal auditing accountant firm, replacing Rose, Snyder & Jacobs, LLP, Certified Public Accountants ("RSJ") on January 3, 2006. HJ has provided other non-audit services to the Company. The Audit Committee approved the engagement of HJ before HJ rendered audit and non-audit services to us.

         Each year the independent auditor's retention to audit our financial statements, including the associated fee, is approved by the Board before the filing of the previous year's Annual Report on Form 10-KSB.

HJ FEES

                                                 2007       2006
                                             ------------------------

        Audit Fees(1)                             $21,200    $20,900
        Audit Related Fees                            -0-      - 0 -
        Tax Fees(2)                                 1,090      1,570
        All Other Fees                                -0-      - 0 -
                                             ------------------------
                                                  $22,290    $22,470
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

Dated: April 15, 2008            MACHINETALKER, INC.


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


By:  \s\ Roland F. Bryan                              Dated: April 15, 2008
      --------------------------------------
    Roland F. Bryan, Chairman of the Board,
    Chief Executive Officer, President
    Chief Financial Officer, and Secretary