Form 10-Q
period 2008-03-31
MACHINETALKER INC
filed 2008-05-20
CIK 1172631

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
      OF 1934

      For Quarterly Period Ended March 31, 2008

                                       or

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(D)OF THE SECURITIES EXCHANGE ACT
      OF 1934

      For the Transition period from _______________ to ______________

                       Commission File Number: 000-49805

                               MACHINETALKER, INC.
                             ----------------------
                       (Name of registrant in its charter)


              DELAWARE                                  01-05922991
              --------                                  -----------
  (State or other jurisdiction of           (I.R.S. Employer Identification No.)
   incorporation or organization)

             513 DE LA VINA STREET, SANTA BARBARA, CALIFORNIA 93101
            --------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                    Issuer's telephone Number: (805) 957-1680

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes[_X_]                                 No[__]

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer          [___]          Accelerated filer          [___]
Non-accelerated filer            [___]          Smaller reporting company  [_X_]
(Do not check if a smaller
 reporting company)

         Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                 Yes[__]                                 No[_X_]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

         The number of shares of registrant's common stock outstanding, as of March 31, 2008 was 218,716,831.

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                                3

ITEM 1.         CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)                 3

                   Consolidated Balance Sheets at March 31, 2008
                   (unaudited)                                                3

                   Consolidated Statements of Operations for the
                   Three Months Ended March 31, 2008
                   and March 31, 2007 (unaudited)                             4

                   Consolidated Statements of Shareholders
                   Equity for the Year Ended December 31, 2007
                   through the Three Months Ended March 31, 2008
                   (unaudited)                                                5

                   Consolidated Statements of Cash Flows for the
                   Three Months Ended March 31, 2008
                   and March 31, 2007 (unaudited)                             6

                   Notes to the Consolidated Financial Statements             7

ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS                           10

ITEM 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK    14

ITEM 4T.        CONTROLS AND PROCEDURES                                       14

PART II - OTHER INFORMATION                                                   14

ITEM 1.         LEGAL PROCEEDINGS                                             14

ITEM 1A.        RISK FACTORS                                                  14

ITEM 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS   15

ITEM 3.         DEFAULTS UPON SENIOR SECURITIES                               15

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS           15

ITEM 5.         OTHER INFORMATION                                             15

ITEM 6.         EXHIBITS                                                      15

SIGNATURES                                                                    15

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                                      MACHINETALKER, INC. AND SUBSIDIARY
                                        (A DEVELOPMENT STAGE COMPANY)
                                         CONSOLIDATED BALANCE SHEETS
                                                MARCH 31, 2008

                                                                           (Unaudited)
                                                                         March 31, 2008   December 31, 2007
                                                                         ---------------  -------------------
                                                    ASSETS
CURRENT ASSETS
         Cash                                                            $       48,893   $            3,258
         Other  receivable                                                            -              300,000
         Inventory                                                               39,620               39,103
         Prepaid expenses                                                        51,291                5,164
                                                                         ---------------  -------------------

                          TOTAL CURRENT ASSETS                                  139,804              347,525
                                                                         ---------------  -------------------

PROPERTY & EQUIPMENT, at cost
         Machinery & equipment                                                   13,080               13,080
         Computer equipment                                                      50,351               50,351
         Furniture & fixture                                                      4,671                4,670
                                                                         ---------------  -------------------
                                                                                 68,102               68,101
Less accumulated depreciation                                                   (51,533)             (49,186)
                                                                         ---------------  -------------------
                       NET PROPERTY AND EQUIPMENT                                16,569               18,915
                                                                         ---------------  -------------------

OTHER ASSETS
        Purchase option, Regents                                                  5,000                5,000
        License fees, net of amortization                                        55,876               66,627
        Goodwill, WDTI                                                        1,715,000            1,715,000
        Patents                                                                     656                    -
        Security Deposit                                                          2,975                2,975
                                                                         ---------------  -------------------

                           TOTAL OTHER ASSETS                                 1,779,507            1,789,602
                                                                         ---------------  -------------------

                               TOTAL ASSETS                              $    1,935,880   $        2,156,042
                                                                         ===============  ===================

                                     LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
        Accounts payable                                                 $        1,939   $           42,507
        Accrued expenses                                                        291,475              244,662
        Unearned revenues                                                        40,000               30,000
        Note payable, investor                                                   65,000               65,000
        Notes payable, shareholder (note 7)                                     339,342              384,342
                                                                         ---------------  -------------------
                        TOTAL CURRENT LIABILITIES                               737,756              766,511
                                                                         ---------------  -------------------
LONG TERM LIABILITIES
        Unearned revenues                                                        28,817               48,817
        Notes payable, shareholder (note 7)                                     436,000              436,000
                                                                         ---------------  -------------------
                        TOTAL LONG TERM LIABILITIES                             464,817              484,817
                                                                         ---------------  -------------------

                                TOTAL  LIABILITIES                            1,202,573            1,251,328
                                                                         ---------------  -------------------
SHAREHOLDERS' EQUITY
        Common stock, $.001 par value;
        500,000,000 authorized shares;
        218,716,831 and 218,650,602 shares
        issued and outstanding, respectively                                    218,716              218,650
        Additional paid in capital                                            5,220,994            5,212,163
        Deficit accumulated  during the development stage                    (4,706,403)          (4,526,099)
                                                                         ---------------  -------------------

                        TOTAL SHAREHOLDERS'  EQUITY                             733,307              904,714
                                                                         ---------------  -------------------

                          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $    1,935,880   $        2,156,042
                                                                         ===============  ===================

            The accompanying notes are an integral part of these consolidated financial statements



                                  MACHINETALKER, INC. AND SUBSIDIARY
                                     (A DEVELOPMENT STAGE COMPANY)
                                 CONSOLIDATED STATEMENTS OF OPERATIONS
                                              (Unaudited)

                                                                                      From Inception
                                                           Three Months Ended        January 30,2002
                                                       ---------------------------       through
                                                        3/31/2008     3/31/2007      March 31, 2008
                                                       ------------- -------------  ------------------

REVENUE                                                $     10,000  $     23,968   $       1,034,579

COST OF SERVICES                                                 21        32,921             432,095
                                                       ------------- -------------  ------------------

GROSS PROFIT (DEFICIT)                                        9,979        (8,953)            602,484

OPERATING EXPENSES
 General and administrative expenses                        137,575       191,215           3,611,221
 Research and development                                    25,241        65,272           1,344,434
 Depreciation and amortization expense                       13,097         2,971              81,383
                                                       ------------- -------------  ------------------

        TOTAL OPERATING EXPENSES                            175,913       259,458           5,037,038
                                                       ------------- -------------  ------------------

LOSS FROM OPERATIONS                                       (165,934)     (268,411)         (4,434,554)

OTHER INCOME/(EXPENSE) BEFORE PROVISION FOR INCOME TAXES
 Interest Income                                                  3             3              10,243
 Interest Expense                                           (13,573)      (10,601)           (201,824)
 Loss on Investment                                               -             -             (74,468)
 Gain/(Loss) on Sale of Asset                                     -             -                (963)
                                                       ------------- -------------  ------------------
        TOTAL OTHER INCOME/(EXPENSES)                       (13,570)      (10,598)           (267,012)
                                                       ------------- -------------  ------------------

PROVISION FOR INCOME TAXES                                     (800)         (800)             (4,837)
                                                       ------------- -------------  ------------------

NET (LOSS)                                             $   (180,304) $   (279,809)  $      (4,706,403)
                                                       ============= =============  ==================


BASIC AND DILUTED LOSS PER SHARE                            $ (0.00)      $ (0.00)
                                                       ============= =============

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
      BASIC AND DILUTED                                 218,660,063   161,244,113
                                                       ============= =============




        The accompanying notes are an integral part of these consolidated financial statements



                                                 MACHINETALKER, INC. AND SUBSIDIARY
                                                    (A DEVELOPMENT STAGE COMPANY)
                                           CONSOLIDATED STATEMENTS OF SHAREHOLDERS EQUITY
                                             FOR THE THREE MONTHS ENDED MARCH 31, 2008


                                                                                                           Accumulated
                                                                                                          Deficit During
                                                                        Common stock         Additional        the
                                                                  -------------------------    Paid-in     Development
                                                                    Shares       Amount        Capital        Stage        Total
                                                                  ----------- ------------- -------------- ------------ ------------

Balance at December 31, 2007                                      218,650,602 $    218,650  $   5,212,163  $ (4,526,099) $  904,714

Issuance of common stock in March 2008
   (66,229 shares at $0.07 per share for services) (unaudited)        66,229            66          4,570            -        4,636

Stock compensation cost (unaudited)                                        -             -          4,261            -        4,261

Net Loss for the three months ended March 31, 2008 (unaudited)             -             -              -     (180,304)    (180,304)
                                                                  ----------- ------------- -------------- ------------ ------------

Balance at March 31, 2008 (unaudited)                             218,716,831 $    218,716  $   5,220,994  $ (4,706,403) $  733,307
                                                                  =========== ============= ============== ============ ============


                       The accompanying notes are an integral part of these consolidated financial statements


                                         MACHINETALKER, INC. AND SUBSIDIARY
                                           (A DEVELOPMENT STAGE COMPANY)
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (Unaudited)

                                                                                                    From Inception
                                                                        Three Months Ended         January 30, 2002
                                                                 ---------------------------------     through
                                                                    3/31/2008        3/31/2007      March 31, 2008
                                                                 --------------  ---------------  -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                        $     (180,304) $      (279,809) $      (4,706,403)
 Adjustment to reconcile net loss to net cash
  used in operating activities
 Depreciation and amortization expense                                   13,097            2,971             86,483
 Issuance of common shares and warrants for  services                     4,636           49,487            539,559
 Issuance of common shares in conversion of debt                              -                -            400,000
 Write off of investment value                                                -                -             74,468
 Stock compensation cost                                                  4,261            4,215             61,208
 Gain/(loss) on sale of asset                                                 -                -             (1,237)
 Disposal of asset                                                            -                -              4,200
 (Increase) Decrease in:
  Accounts receivable                                                         -          (13,968)                 -
  Employee advances                                                           -              227                  -
  Inventory                                                                (517)            (615)           (39,620)
  Prepaid expenses                                                      (46,127)           3,102            (51,291)
  Deposits                                                                    -                -             (2,975)
  Other assets                                                             (656)               -               (656)
 Increase (Decrease) in:
  Accounts payable                                                      (40,568)         (14,876)             1,939
  Accrued expenses                                                       46,813           45,626            291,475
  Unearned revenue                                                      (10,000)         (10,000)            68,817
                                                                 --------------  ---------------  -----------------

NET CASH USED IN OPERATING ACTIVITIES                                  (209,365)        (213,640)        (3,274,033)
                                                                 --------------  ---------------  -----------------

Net CASH FLOWS USED IN INVESTING ACTIVITIES:
 Purchase of property and equipment                                           -                -            (73,754)
 Sale of asset                                                                -                -              1,963
 Proceeds from subidiary purchase                                       300,000                -            300,000
 Investment in companies                                                      -                -             (7,468)
                                                                ---------------  ---------------  -----------------
NET CASH USED IN INVESTING ACTIVITIES                                   300,000                -            220,741
                                                                ---------------  ---------------  -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Bank Overdraft                                                               -           18,820                  -
 Loans from officers                                                          -           51,342          1,020,342
 Payments on loans from officers                                        (45,000)               -            (45,000)
 Proceeds from investor                                                       -           20,000            110,000
 Payments on notes payable                                                    -                -            (45,000)
 Proceeds from issuance of common stock                                       -           75,818          2,054,193
                                                                 --------------  ---------------  -----------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                               (45,000)         165,980          3,094,535
                                                                 --------------  ---------------  -----------------

NET INCREASE IN CASH                                                     45,635          (47,660)            41,243


CASH, BEGINNING OF PERIOD                                                 3,258           50,546              7,650
                                                                 -------------- ----------------  -----------------

CASH, END OF PERIOD                                              $       48,893  $         2,886  $         48,893
                                                                 ==============  ===============  =================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
 Interest paid                                                   $            -  $             -  $         133,948
                                                                 ==============  ===============  =================
 Income taxes                                                    $          800  $           800  $           4,837
                                                                 ==============  ===============  =================

SUPPLEMENTAL SCHEDULE OF NON-CASH TRANSACTIONS
     During the three months ended March 31, 2008, the Company expensed compensation cost of $4,261 related to the vesting of employee stock options; issued 66,229 shares of common stock for services at a fair value of $4,636. During the three months ended March 31, 2007, the Company expensed compensation cost of $4,215 related to the vesting of employee stock options; issued 600,000 shares of common stock for services at a fair value of $49,487.

               The accompanying notes are an integral part of these consolidated financial statements


                       MACHINETALKER, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                 March 31, 2008


1.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10K-SB for the year ended December 31, 2007.

     GOING CONCERN
     The accompanying condensed consolidated financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company does not generate significant revenue, and has negative cash flows from operations, which raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, an additional cash infusion. The Company has obtained funds from its shareholders since its inception through March 31, 2008. It is Management's plan to generate additional working capital from investors, and then continue to pursue its business plan and purposes..

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

     DEVELOPMENT STAGE ACTIVITIES AND OPERATIONS
     The Company has been in its initial stages of formation and for the three months ended March 31, 2008, had insignificant revenues. FASB #7 defines a development stage activity as one in which all efforts are devoted substantially to establishing a new business and even if planned principal operations have commenced, revenues are insignificant.

     REVENUE RECOGNITION
     The Company recognizes revenue when services are performed, and at the time of shipment of products, provided that evidence of an arrangement exists, title and risk of loss have passed to the customer, fees are fixed or determinable, and collection of the related receivable is reasonably assured. The Company also granted an exclusive license limited to a specific application for the use of the technology required to operate the Company's product. The revenue related to this transaction is recognized over the contract period, and the related deferred revenue amounted to $68,817 at March 31, 2008. To date the Company has had minimal revenue and is still in the development stage.

                       MACHINETALKER, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                 March 31, 2008


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

     The Company adopted FAS 123R using the modified prospective method which requires the application of the accounting standard as of January 1, 2006. Our financial statements as of and for the three months ended March 31, 2008 reflect the impact of adopting FAS 123R. In accordance with the modified prospective method, the financial statements for prior periods have not been restated to reflect, and do not include, the impact of FAS 123R.

     Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the consolidated statement of operations during the three months ended March 31, 2008, included compensation expense for the stock-based payment awards granted prior to, but not yet vested, as of March 31, 2008 based on the grant date fair value estimated in accordance with the pro forma provisions of FAS 148, and compensation expense for the stock-based payment awards granted subsequent to March 31, 2008, based on the grant date fair value estimated in accordance with FAS 123R. As stock-based compensation expense recognized in the statement of income for the three months ended March 31, 2008 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures, FAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the pro forma information required under FAS 148 for the periods prior to the year ended December 31, 2007, we accounted for forfeitures as they occurred. The stock-based compensation expense recognized in the consolidated statement of operations during the three months ended March 31, 2008 is $4,261.

     LOSS PER SHARE CALCULATIONS
     The Company adopted Statement of Financial Standards ("SFAS") No. 128 for the calculation of "Loss per Share". SFAS No. 128 dictates the calculation of basic earnings per share and diluted earnings per share. Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company's diluted loss per share is the same as the basic loss per share for the three months ended March 31, 2008 as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss. The weighted average number of shares used for the calculation of the loss per share considers the stock split as if it had occurred on January 1, 2003.

     RECLASSIFICATION
     Certain   items   included  in  the  three  months  ended  March  31,  2007
     consolidated financial statements have been reclassified to conform to the current year presentation.

                       MACHINETALKER, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                 March 31, 2008

3.   CAPITAL STOCK AND WARRANTS

     During the three months ended March 31, 2008, the Company issued 66,229 shares of common stock for a fair value of $4,636 for services. During the three months ended March 31, 2007, the Company through a private placement issued 1,028,571 shares of common stock for cash of $72,000 at a price of $0.07; through the exercise of warrants issued 31,818 shares of common stock for cash of $3,818 at a price of $0.12 per share.

     WARRANTS

     During the three months ended March 31, 2007, the Company issued 600,000 warrants for services with a fair value of $49,487 determined using the Black Scholes pricing model; 31,818 of these warrants were exercised at a price of $0.12. At March 31, 2008, the Company had a total of 4,332,000 warrants to purchase 4,332,000 shares of common stock outstanding.


4.   INCOME TAXES

     The Company files income tax returns in the U.S. Federal jurisdiction, and the state of California. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2004.

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

     Included in the balance at March 31, 2008, are no tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

     The  Company's   policy  is  to  recognize   interest  accrued  related  to
     unrecognized tax benefits in interest expense and penalties in operating expenses.


5.   SUBSEQENT EVENTS

     On or about May 9, 2008, the Company commenced a private placement of up to twenty million (20,000,000) shares of its common stock (the "Shares") at a price of five cents ($0.05) per Share. The private placement is being made in reliance upon an exemption from registration under Rule 506 of Regulation D promulgated under Section 4(2) of the Securities Act of 1933, as amended.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CAUTIONARY STATEMENTS

         This Form 10-Q contains financial projections and other "forward-looking statements," as that term is used in federal securities laws, about MachineTalker, Inc.'s ("we," "us," or the "Company") financial condition, results of operations and business. These statements include, among others: statements concerning the potential for revenues and expenses and other matters that are not historical facts. These statements may be made expressly in this Form 10-Q. You can find many of these statements by looking for words such as "believes," "expects," "anticipates," "estimates," or similar expressions used in this Form 10-Q. These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause the Company's actual results to be materially different from any future results expressed or implied by the Company in those statements. The most important facts that could prevent the Company from achieving its stated goals include, but are not limited to, the following:

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

         Because the statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements. The Company cautions you not to place undue reliance on the statements, which speak only as of the date of this Form 10-Q. The cautionary statements contained or referred to in this section should be considered in connection with any subsequent written or oral forward-looking statements that the Company or persons acting on its behalf may issue.

         The Company does not undertake any obligation to review or confirm analysts' expectations or estimates or to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events.

         The following discussion should be read in conjunction with our condensed financial statements and notes to those statements. In addition to historical information, the following discussion and other parts of this quarterly report contain forward-looking information that involves risks and uncertainties.

OVERVIEW

         The acquisition by the Company in June 2007 of 100% of Wideband Detection Technologies, Inc. ("WDT") provided the Company with a new product which the Company calls the "GuardDog." GuardDog employs Ultra-Wide Band ("UWB") radar-like signals to detect movement within the area, either in the open space or inside of a closed chamber like that of a shipping container. In addition, it can detect changes other than movement, such as a break or hole being made in the side of a container. The Company has taken delivery of the first units and they have been connected to MachineTalkers in order to create a composite system. This new combined product is aimed at a unique method of protection for goods in transit or in storage, and is now in the testing phase, to be introduced in the next six months for demonstration to potential customers.

         The second product, now in demonstration, is the CBM6 which supports wireless process control applications. It has been packaged within explosion-proof housings for use in oil refineries and harsh environments. The CBM6 has been designed to gather data from high speed sources and sensors and process that data at a remote site prior to sending it by wireless means to a central computer facility. The Company anticipates that the CBM6 will be used for Condition-Based Maintenance ("CBM") operation gathering data from vibration sensors. The Company is currently bidding this new product into several applications.

         We currently have six full time employees that are technical contributors to product development with our Chief Scientist providing a marketing presence by presenting seminars at trade shows and by being a contributing member of wireless standards committees. This work helps to address the wireless process control aspects of our product line. We have also minimized the use of administration personnel in favor of technical staff concerned with the application of our products to security and industrial customers. We also continue to rely upon OEMs and Systems Integrators that are not employees as marketing representatives.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

         Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to impairment of property, plant and equipment, intangible assets, deferred tax assets and fair value computation using the Black Scholes option pricing model. We base our estimates on historical experience and on various other assumptions, such as the trading value of our common stock and estimated future undiscounted cash flows, that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions; however, we believe that our estimates, including those for the above-described items, are reasonable.

USE OF ESTIMATES

         In accordance with accounting principles generally accepted in the United States, management utilizes estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These estimates and assumptions relate to recording net revenue, collectibility of accounts receivable, useful lives and impairment of tangible and intangible assets, accruals, income taxes, inventory realization, stock-based compensation expense and other factors. Management believes it has exercised reasonable judgment in deriving these estimates. Consequently, a change in conditions could affect these estimates.

FAIR VALUE OF FINANCIAL INSTRUMENTS

         Our cash, cash equivalents, investments, accounts receivable and accounts payable are stated at cost which approximates fair value due to the short-term nature of these instruments.

         In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R, Share-based Payment. SFAS 123R revises SFAS 123 and supersedes APB 25. SFAS 123R will be effective for the year ending December 31, 2006, and applies to transactions in which an entity exchanges its equity instruments for goods or services and also applies to liabilities an entity may incur for goods or services that are to follow a fair value of those equity instruments. Under SFAS 123R, we will be required to follow a fair value approach using an option-pricing model, such as the Black Scholes option valuation model, at the date of a stock option grant. The deferred compensation calculated under the fair value method would then be amortized over the respective vesting period of the stock option. The adoption of SFAS 123R will not have a material impact on our results of operations.

REVENUE RECOGNITION

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

PROVISION FOR SALES RETURNS, ALLOWANCES AND BAD DEBTS

         We maintain a provision for sales allowances, returns and bad debts. Sales returns and allowances result from equipment damaged in delivery or customer dissatisfaction, as provided by agreement. The provision is provided for by reducing gross revenue by a portion of the amount invoiced during the relevant period. The amount of the reduction is estimated based on historical experience.

RESERVE FOR OBSOLETE/EXCESS INVENTORY

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In December 2004, the Financial Accounting Standards Board issued two FASB Staff Positions - FSP FAS 109-1, Application of FASB Statement 109
"Accounting for Income Taxes" to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004, and FSP FAS 109-2 Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004. Neither of these affected us as it does not participate in the related activities.

         In May 2005, the FASB issued FASB Statement No. 154, "Accounting Changes and Error Corrections." This new standard replaces APB Opinion No. 20, "Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements," and represents another step in the FASB's goal to converge its standards with those issued by the IASB. Among other changes, Statement 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. Statement 154 also provides that (1) a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a "restatement." The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Early adoption of this standard is permitted for accounting changes and correction of errors made in fiscal years beginning after June 1, 2005. We have evaluated the impact of the adoption of Statement 154 and do not believe the impact will be significant to our overall results of operations or financial position.

RESULTS OF OPERATIONS - QUARTER ENDED MARCH 31, 2008 COMPARED TO THE QUARTER ENDED MARCH 31, 2007

REVENUE

         Total revenue decreased by $13,968 or 58.28% to $10,000 for the three months ended March 31, 2008 compared to the period ended March 31, 2007. This decrease in revenue was a result of focusing on research and development.

COST OF SALES

         Cost of Sales ("COS") decreased by $32,900 or 99.94% to $21 for the three months ended March 31, 2008 compared to the period ended March 31, 2007. This decrease in COS was a result of a decrease in sales.

GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative ("G&A") expenses decreased by $53,640 or 28.05%, to $137,575 for the three months ended March 31, 2008 compared to the period ended March 31, 2007. This decrease in G&A expenses was the result of a decrease in professional fees, salaries and marketing services.

RESEARCH AND DEVELOPMENT

         Research and Development ("R&D") costs decreased by $40,031 or 61.33%, to $25,241 for the three months ended March 31, 2008 compared to the period Ended March 31, 2007. This decrease in R&D costs was the result of purchasing wireless technology through equity financing.

NET LOSS

         Net Loss decreased by $99,505 or 35.56% to $180,304 for the three months ended March 31, 2008, compared to the period ended March 31, 2007. This decrease in Net Loss was the result of a decrease in operational costs. Currently operating costs exceed revenue because sales are not yet significant. We cannot assure when or if revenue will exceed operating costs.

LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 2008, we had working deficit of $597,952 as compared to $447,481 for the period ended March 31, 2007. This increase of $150,471 was due primarily to use of funds for operational costs.

         Cash flow used in operating activities was $209,365 for the three months ended March 31, 2008, as compared to cash used of $213,640 for the period ended March 31, 2007. This decrease of $4,275 was primarily attributable to a decrease in research and development, and general and administrative expenses.

         Cash used by investing activities was $0 for the three months ended March 31, 2008 and 2007 respectively. The decrease of cash used in investing activities was primarily due to sufficient equipment for operations.

         Cash provided from financing activities during the three months ended March 31, 2008 was $255,000 as compared to cash provided of $165,980 for the period ended March 31, 2007. The increase of $89,020 was due to equity financing to purchase a subsidiary.

PLAN OF OPERATION AND FINANCING NEEDS

         We have completed product development for the industrial market and are nearing completion of a new UWB intrusion detector for the security marketplace. We anticipate that the security product will be released for production in approximately six months. We intend to increase our marketing and sales staffing so that introduction of our completed products to customers will benefit from concentration on sales. We are currently in discussions with several suppliers of complementary products, both hardware and software. We anticipate that one or more of these discussions will result in collaboration on the introduction of joint products and that the Company will also be able to sell its products by way of these associations to a "partner's" customers. Management estimates that we will require additional cash resources during the remainder of 2008 and into the first quarter of 2009. The Company plans to release its new business plan prior to June 2008 and seek investment from qualified investors. If we are unable to obtain sufficient funds during the next twelve months, we may be forced to reduce the size of our organization, which could have a material adverse impact on, or cause us to curtail and/or cease, the development of our products.

OFF-BALANCE SHEET ARRANGEMENTS

         We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Not Applicable.

ITEM 4T. CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

         We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

         Our management, under the direction of our Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2008. As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting. Based on this evaluation our management, including the Company's Chief Executive Officer and Principal Financial Officer, has concluded that the Company's disclosure controls and procedures were effective as of March 31, 2008.

INTERNAL CONTROL OVER FINANCIAL REPORTING

         The Company's Chief Executive Officer and Principal Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

         There were no changes in the Company's internal control over financial reporting identified in connection with the evaluation of it that occurred during the quarter ended March 31, 2008 that materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.


                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

         None.

ITEM 1A. RISK FACTORS.

         Not Applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

         During the three months ended March 31, 2008, the Company issued 66,229 shares of common stock to one consultant for services rendered to the Company.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

         None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

ITEM 5. OTHER INFORMATION.

ITEM 6. EXHIBITS.

         EXHIBIT           DESCRIPTION

         31.1               Section 302 Certification of Chief Executive Officer
         31.2               Section 302 Certification of Chief Financial Officer
         32.1               Section 906 Certification of Chief Executive Officer
         32.2               Section 906 Certification of Chief Financial Officer


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  MACHINETALER, INC.


Dated: May 20, 2008            By:  /s/Roland F. Bryan
                                    --------------------------------------------
                                      Roland F. Bryan, Chairman of the Board
                                      and Chief Executive Officer (Principal
                                      Executive Officer)


Dated: May 20, 2008            By:  /s/Roland F. Bryan
                                    --------------------------------------------
                                      Roland F. Bryan, Chief Financial Officer
                                      (Principal Financial Officer)