Form 10-Q
period 2008-06-30
MACHINETALKER INC
filed 2008-08-13
CIK 1172631

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES  EXCHANGE ACT
    OF 1934

    For Quarterly Period Ended June 30, 2008

                                       or

[ ] TRANSITION  REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES  EXCHANGE ACT
    OF 1934

    For the Transition period from _______________ to ______________

Commission File Number:  000-49805

                               MACHINETALKER, INC.
                            ------------------------
                       (Name of registrant in its charter)

               DELAWARE                                01-05922991
               --------                                -----------
    (State or other jurisdiction of       (I.R.S. Employer Identification No.)
    incorporation or organization)

             513 DE LA VINA STREET, SANTA BARBARA, CALIFORNIA 93101
                 ----------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

                          Yes[__]                                      No[_X_]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

The number of shares of registrant's common stock outstanding as of July 31, 2008 was 219,083,497.

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                               2

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)                       2
          Consolidated Balance Sheets (unaudited)                            2
          Consolidated Statements of Operations (unaudited)                  3
          Consolidated Statement of Shareholders Equity/(Deficit)
           for the Six Months Ended June 30, 2008                            4
          Consolidated Statements of Cash Flows (unaudited)                  5
          Notes to the Consolidated Financial Statements                     6
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS                                               9
ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK          13
ITEM 4T. CONTROLS AND PROCEDURES                                             13

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                   14
ITEM 1A. RISK FACTORS                                                        14
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS         14
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                     14
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                 14
ITEM 5.  OTHER INFORMATION                                                   14
ITEM 6.  EXHIBITS                                                            14

SIGNATURES                                                                   14

                         PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS.

                                               MACHINETALKER, INC. AND SUBSIDIARY
                                                  (A DEVELOPMENT STAGE COMPANY)
                                                   CONSOLIDATED BALANCE SHEETS


                                                                                      (Unaudited)
                                                                                     June 30, 2008         December 31, 2007
                                                                                  ---------------------  ----------------------
                                                             ASSETS

CURRENT ASSETS
         Cash                                                                     $             19,480   $               3,258
         Other  receivable                                                                           -                 300,000
         Inventory                                                                              71,428                  39,103
         Prepaid expenses                                                                        2,329                   5,164
                                                                                  ---------------------  ----------------------
                              TOTAL CURRENT ASSETS                                              93,237                 347,525
                                                                                  ---------------------  ----------------------

PROPERTY & EQUIPMENT, at cost
         Machinery & equipment                                                                  13,080                  13,080
         Computer equipment                                                                     50,351                  50,351
         Furniture & fixture                                                                     4,670                   4,670
                                                                                  ---------------------  ----------------------
                                                                                                68,101                  68,101
Less accumulated depreciation                                                                  (53,881)                (49,186)
                                                                                  ---------------------  ----------------------
                           NET PROPERTY AND EQUIPMENT                                           14,220                  18,915
                                                                                  ---------------------  ----------------------

OTHER ASSETS
        Purchase option, Regents                                                                 5,000                   5,000
        License fees, net of amortization of $29,124 aand 7,615, respectively                   45,118                  66,627
        Goodwill, WDTI                                                                               -               1,715,000
        Patents                                                                                    656                       -
        Security Deposit                                                                         2,975                   2,975
                                                                                  ---------------------  ----------------------
                               TOTAL OTHER ASSETS                                               53,749               1,789,602
                                                                                  ---------------------  ----------------------

                                   TOTAL ASSETS                                   $            161,206   $           2,156,042
                                                                                  =====================  ======================

                                          LIABILITIES AND SHAREHOLDERS' EQUITY/(DEFICIT)

CURRENT LIABILITIES
        Accounts payable                                                          $             45,290   $              42,507
        Accrued expenses                                                                       333,991                 244,662
        Unearned revenues                                                                       40,000                  30,000
        Note payable, investor                                                                  65,000                  65,000
        Notes payable, shareholder                                                             398,342                 384,342
                                                                                  ---------------------  ----------------------
        TOTAL CURRENT LIABILITIES                                                              882,623                 766,511
                                                                                  ---------------------  ----------------------

LONG TERM LIABILITIES
        Unearned revenues                                                                       18,817                  48,817
        Notes payable, shareholder                                                             436,000                 436,000
                                                                                  ---------------------  ----------------------
        TOTAL LONG TERM LIABILITIES                                                            454,817                 484,817
                                                                                  ---------------------  ----------------------

        TOTAL  LIABILITIES                                                                   1,337,440               1,251,328
                                                                                  ---------------------  ----------------------

SHAREHOLDERS' EQUITY/(DEFICIT)
        Common stock, $.001 par value;
        500,000,000 authorized shares;
        218,716,831 and 218,650,602 shares issued and outstanding, respectively                218,716                 218,650
        Additional paid in capital                                                           5,225,256               5,212,163
        Deficit accumulated  during the development stage                                   (6,620,206)             (4,526,099)
                                                                                  ---------------------  ----------------------
        TOTAL SHAREHOLDERS' EQUITY/(DEFICIT)                                                (1,176,234)                904,714
                                                                                  ---------------------  ----------------------

                TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY/(DEFICIT)              $            161,206   $           2,156,042
                                                                                  =====================  ======================

                    The accompanying notes are an integral part of these consolidated financial statements.

                                      -2-


                                               MACHINETALKER, INC. AND SUBSIDIARY
                                                  (A DEVELOPMENT STAGE COMPANY)
                                             CONSOLIDATED STATEMENTS OF OPERATIONS
                                                           (UNAUDITED)


                                                          Three Months Ended           Six Months Ended        From Inception
                                                       -------------------------- ---------------------------  January 30,2002
                                                                                                                   through
                                                        6/30/2008     6/30/2007    6/30/2008     6/30/2007      June 30, 2008
                                                       ------------- ------------ ------------- ------------- -----------------
REVENUE                                                $     10,000  $    (2,238) $     20,000  $     21,730  $      1,044,579

COST OF SERVICES                                                  -       (1,991)           21        30,930           453,095
                                                       ------------- ------------ ------------- ------------- -----------------

GROSS PROFIT (DEFICIT)                                       10,000         (247)       19,979        (9,200)          591,484

OPERATING EXPENSES
   Selling and marketing expenses                            47,811       64,571        90,812       163,997         1,243,314
   General and administrative expenses                       88,470       88,050       178,785       175,623         2,421,982
   Research and development                                  41,325      102,962        66,566       168,234         1,385,759
   Depreciation and amortization expense                     13,107        2,971        26,204         5,942            94,490
                                                       ------------- ------------ ------------- ------------- -----------------

        TOTAL OPERATING EXPENSES                            190,713      258,554       362,367       513,796         5,145,545
                                                       ------------- ------------ ------------- ------------- -----------------

LOSS FROM OPERATIONS                                       (180,713)    (258,801)     (342,388)     (522,996)       (4,554,061)

OTHER INCOME/(EXPENSE) BEFORE PROVISION FOR INCOME TAXES
   Interest Income                                                3            3             6             6            10,244
   Discounts earned                                               -            2             -             2                 2
   Interest Expense                                         (13,830)     (12,680)      (27,402)      (23,281)         (215,653)
   Stock compensation expense                                (4,262)      (4,261)       (8,523)       (8,476)          (65,470)
   Impairment loss                                       (1,715,000)           -    (1,715,000)            -        (1,715,000)
   Loss on Investment                                             -            -             -             -           (74,468)
   Gain/(Loss) on Sale of Asset                                   -            -             -             -              (963)
                                                       ------------- ------------ ------------- ------------- -----------------
        TOTAL OTHER INCOME/(EXPENSES)                    (1,733,089)     (16,936)   (1,750,919)      (31,749)       (2,061,308)
                                                       ------------- ------------ ------------- ------------- -----------------

PROVISION FOR INCOME TAXES                                        -            -          (800)         (800)           (4,837)
                                                       ------------- ------------ ------------- ------------- -----------------

NET (LOSS)                                             $ (1,913,802) $  (275,737) $ (2,094,107) $   (555,545) $     (6,620,206)
                                                       ============= ============ ============= ============= =================


BASIC AND DILUTED LOSS PER SHARE                       $      (0.01) $     (0.00) $      (0.01) $      (0.00)
                                                       ============= ============ ============= =============

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
      BASIC AND DILUTED                                 218,716,831  162,558,420   218,686,264   162,081,650
                                                       ============= ============ ============= =============

                    The accompanying notes are an integral part of these consolidated financial statements.

                                              MACHINETALKER, INC. AND SUBSIDIARY
                                                 (A DEVELOPMENT STAGE COMPANY)
                                     CONSOLIDATED STATEMENT OF SHAREHOLDERS EQUITY/(DEFICIT)
                                           FOR THE SIX MONTHS ENDED JUNE 30, 2008

                                                                                                           Accumulated
                                                                                                         Deficit During
                                                                        Common stock         Additional        the
                                                                  -------------------------    Paid-in     Development
                                                                    Shares       Amount        Capital        Stage        Total
                                                                  ----------- ------------- -------------- ------------ ------------
Balance at December 31, 2007                                      218,650,602 $    218,650  $   5,212,163  $ (4,526,099)$   904,714

Issuance of common stock in March 2008
   (66,229 shares at $0.07 per share for services) (unaudited)        66,229            66          4,570            -        4,636

Stock compensation cost (unaudited)                                        -             -          8,523            -        8,523

Net Loss for the six months ended June 30, 2008 (unaudited)                -             -              -   (2,094,107)  (2,094,107)
                                                                  ----------- ------------- -------------- ------------ ------------

Balance at June 30, 2008 (unaudited)                              218,716,831 $    218,716  $   5,225,256   (6,620,206) ($1,176,234)
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

                                          MACHINETALKER, INC. AND SUBSIDIARY
                                             (A DEVELOPMENT STAGE COMPANY)
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      (UNAUDITED)

                                                                          Six Months Ended            From Inception
                                                                  ---------------------------------  January 30, 2002
                                                                                                         through
                                                                     6/30/2008        6/30/2007       June 30, 2008
                                                                  ---------------- ---------------- ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                             $ (2,094,107)      $ (555,545)      $ (6,620,206)
 Adjustment to reconcile net loss to net cash
  used in operating activities
 Depreciation and amortization expense                                      26,204            5,942             94,490
 Issuance of common shares and warrants for  services                        4,636           53,313            539,559
 Issuance of common shares in conversion of debt                                 -                -            400,000
 Write off of investment value                                                   -                -             74,468
 Stock compensation cost                                                     8,523            8,476             65,470
 Gain/(loss) on sale of asset                                                    -                -             (1,237)
 Impairment loss                                                         1,715,000                -          1,715,000
 Disposal of asset                                                               -                -              4,200
 (Increase) Decrease in:
  Inventory                                                                (32,325)          (7,794)           (71,428)
  Employee advance                                                               -              227                  -
  Prepaid expenses                                                           2,835            4,136             (2,329)
  Deposits                                                                       -                -             (2,975)
  Other assets                                                                (656)               -               (656)
 Increase (Decrease) in:
  Accounts payable                                                           2,783           (7,160)            45,290
  Accrued expenses                                                          89,329           86,998            333,991
  Unearned revenue                                                         (20,000)         (20,000)            58,817
                                                                  ---------------- ---------------- ------------------

        NET CASH USED IN OPERATING ACTIVITIES                             (297,778)        (431,407)        (3,367,546)
                                                                  ---------------- ---------------- ------------------
NET CASH FLOWS USED IN INVESTING ACTIVITIES:
 Purchase of property and equipment                                              -                -            (68,654)
 Sale of asset                                                                   -                -              1,963
 Investment in companies                                                         -           (2,468)            (7,468)
                                                                 ----------------- ---------------- ------------------
        NET CASH USED IN INVESTING ACTIVITIES                                    -           (2,468)           (74,159)
                                                                 ----------------- ---------------- ------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Loans from officers                                                        59,000          251,342          1,079,342
 Payments on loans from officers                                           (45,000)               -            (45,000)
 Proceeds from subsidiary                                                  300,000                -            300,000
 Proceeds from investor                                                          -                -            110,000
 Payments on notes payable                                                       -                -            (45,000)
 Proceeds from issuance of common stock                                          -          158,068          2,054,193
                                                                 ----------------- ---------------- ------------------

        NET CASH PROVIDED BY FINANCING ACTIVITIES                          314,000          409,410          3,453,535
                                                                 ----------------- ---------------- ------------------

          NET INCREASE IN CASH                                              16,222          (24,465)            11,830


CASH, BEGINNING OF PERIOD                                                    3,258           50,546              7,650
                                                                 ----------------- ---------------- ------------------

CASH, END OF PERIOD                                              $          19,480 $         26,081 $           19,480
                                                                 ================= ================ ==================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Interest paid                                                 $               - $              - $          133,948
                                                                  ================ ================ ==================
   Income taxes                                                  $             800 $            800 $            4,837
                                                                 ================= ================ ==================
SUPPLEMENTAL SCHEDULE OF NON-CASH  TRANSACTIONS
During  the six  months  ended June 30,  2008,  the  Company expensed  compensation cost of $8,523 related to the vesting of employee  stock  options;  issued 66,229 shares of common stock  for  services  at a fair  value  of  $4,636;  Loss on impairment of goodwill in the amount of  $1,715,000.  During the six months  ended June 30,  2007,  the Company  expensed compensation  cost  of  $8,476  related  to the  vesting  of employee stock options; issued 38,260 shares of common stock and granted  600,000  common  stock  purchase  warrants  for services  for a fair  value  of  $53,313;  issued  2,857,143 shares of common stock in  conversion of $200,000 of related party loans payable.

                The accompanying notes are an integral part of these consolidated financial statements.

                       MACHINETALKER, INC. AND SUBSIDIARY
                          (A Development Stage Company)
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
                                  JUNE 30, 2008



1.       BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008 For further information refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 2007.

         GOING CONCERN
         The accompanying consolidated financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying consolidated financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company does not generate significant revenue, and has negative cash flows from operations, which raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, an additional cash infusion. The Company has obtained funds from its shareholders since its inception through June 30, 2008. It is Management's plan to generate additional working capital from investors, and then continue to pursue its business plan and purposes.

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

         DEVELOPMENT STAGE ACTIVITIES AND OPERATIONS
         The Company has been in its initial stages of formation and for the six months ended June 30, 2008, had insignificant revenues. FASB #7 defines a development stage activity as one in which all efforts are devoted substantially to establishing a new business and even if planned principal operations have commenced, revenues are insignificant.

         REVENUE RECOGNITION
         The Company recognizes revenue when services are performed, and at the time of shipment of products, provided that evidence of an arrangement exists, title and risk of loss have passed to the customer, fees are fixed or determinable, and collection of the related receivable is reasonably assured. The Company also granted an exclusive license limited to a specific application for the use of the technology required to operate the Company's product. The revenue related to this transaction is recognized over the contract period, and the related deferred revenue amounted to $58,817 at June 30, 2008. To date the Company has had minimal revenue and is still in the development stage.

                       MACHINETALKER, INC. AND SUBSIDIARY
                          (A Development Stage Company)
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
                                  JUNE 30, 2008

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

         The Company adopted FAS 123R using the modified prospective method which requires the application of the accounting standard as of January 1, 2006. Our financial statements as of and for the six months ended June 30, 2008 reflect the impact of adopting FAS 123R. In accordance with the modified prospective method, the financial statements for prior periods have not been restated to reflect, and do not include, the impact of FAS 123R.

         Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the condensed consolidated statement of operations during the six months ended June 30, 2008, included compensation expense for the stock-based payment awards granted prior to, but not yet vested, as of June 30, 2008 based on the grant date fair value estimated in accordance with the pro forma provisions of FAS 148, and compensation expense for the stock-based payment awards granted subsequent to June 30, 2008, based on the grant date fair value estimated in accordance with FAS 123R. As stock-based compensation expense recognized in the statement of income for the six months ended June 30, 2008 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures, FAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the pro forma information required under FAS 148 for the periods prior to the year ended December 31, 2007, we accounted for forfeitures as they occurred. The stock-based compensation expense recognized in the consolidated statement of operations during the six months ended June 30, 2008 is $8,523.

         LOSS PER SHARE CALCULATIONS
         The Company adopted Statement of Financial Standards ("SFAS") No. 128 for the calculation of "Loss per Share". SFAS No. 128 dictates the calculation of basic earnings per share and diluted earnings per share. Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company's diluted loss per share is the same as the basic loss per share for the six months ended June 30, 2008 as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss. The weighted average number of shares used for the calculation of the loss per share considers the stock split as if it had occurred on January 1, 2003.

         RECLASSIFICATION
         Certain items included in the six months ended June 30, 2007 condensed consolidated financial statements have been reclassified to conform to the current year presentation.

                       MACHINETALKER, INC. AND SUBSIDIARY
                          (A Development Stage Company)
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
                                  JUNE 30, 2008

3.       CAPITAL STOCK AND WARRANTS

         During the six months ended June 30, 2008, the Company issued 66,229 shares of common stock for a fair value of $4,636 for services. During the six months ended June 30, 2007, the Company through a private placement issued 1,828,571 shares of common stock for cash of $128,000 at a price of $0.07; 31,818 shares of common stock were issued for cash of $3,818, for warrants exercised at a price of $0.12 per share; 2,857,143 shares of common stock issued for the conversion of a note payable at a price of $0.07 per share; 250,000 shares of common stock issued for the exercise of employee stock options for a price of $0.025 per share; 400,000 shares of common stock issued for cash at a price of $0.05 per share; 38,260 shares of common stock issued for services at a fair value of $0.10 per share.

         WARRANTS

         During the six months ended June 30, 2007, the Company issued 600,000 warrants for services with a fair value of $49,487 determined using the Black Scholes pricing model; 31,818 of these warrants were exercised at a price of $0.12. At June 30, 2008, the Company had a total of 5,108,515 warrants to purchase 5,108,515 shares of common stock outstanding.

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

         Included in the balance at June 30, 2008, are no tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

         The  Company's  policy is to  recognize  interest  accrued  related  to
         unrecognized   tax  benefits  in  interest  expense  and  penalties  in
         operating expenses.

5.       IMPAIRMENT OF GOODWILL

         During the six months ended June 30, 2008, the Company performed a review of its goodwill. Certain events came to the Company's attention that indicated that goodwill may have been impaired. The Company evaluated those events, which included the expiration of the Company's repurchase options for the shares issued in connection with the acquisitions that resulted in the goodwill balance. Also, because of the Company's failure to meet the projected cash flows associated with the acquisitions, the Company determined that goodwill was impaired. As a result of this evaluation, the Company recorded an impairment of $1,715,000.

6.       SUBSEQUENT EVENTS

         On or about July 15, 2008, the Company issued 366,666 shares of common stock for services at a fair value of $18,333.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

OVERVIEW

         In May 2008, the Company successfully interconnected its Talker(R) product line to its new "GuardDog" product which uses Ultra-Wide Band ("UWB") technology to detect any movement or motion in its vicinity. The combination of Talkers(R) and GuardDog employs UWB radar-like signals to detect movement within an area, either in the open space or inside of a closed chamber like that of a shipping container. In addition, this new product can detect changes other than movement, such as a break or hole being made in the side of a container. This product is aimed at a unique method of protection for goods in transit or in storage, and has been proposed as part of a package to several potential customers.

         Another recently released product, the CBM6, has been proposed for use in monitoring the vibration in high speed rotating spindles and slower speed rotating fans and motors in oil refineries for wireless data acquisition in support of Condition-Based Maintenance ("CBM"). This product has been packaged within explosion-proof housings for use in oil refineries and in less costly polycarbonate enclosures for other harsh environments. The CBM6 has been designed to gather data from high speed sources and sensors and process that data at a remote site prior to sending it by wireless means to a central computer facility.

         We currently have four full time employees that are technical contributors to product development with our Chief Scientist providing a marketing presence by presenting seminars at trade shows and by being a contributing member of wireless standards committees. This work helps to address the wireless process control aspects of our product line. We have also minimized the use of administration personnel in favor of technical staff concerned with the application of our products to security and industrial customers. We are negotiating with several Systems Integrators to utilize our products in their respective fields of business. The Company does not currently have a general liability plan in place, but plans to purchase a new policy if and when sales of our products are made.

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

RESULTS OF OPERATIONS - QUARTER ENDED JUNE 30, 2008 COMPARED TO THE QUARTER ENDED JUNE 30, 2007

REVENUE

         Total revenue increased by $12,238 or 546.83% to $10,000 for the three months ended June 30, 2008 compared to the prior period. Total revenue decreased by $1,730 or 7.96% to $20,000 for the six months ended June 30, 2008 compared to the prior period. This decrease in revenue was a result of focusing on research and development.

COST OF SALES

         Cost of Sales ("COS") decreased by $1,991 or 100.0% to $0 for the three months ended June 30, 2008 compared to the prior period. COS decreased by $30,909 or 99.93% to $21 for the six months ended June 30, 2008 compared to the prior period. This decrease in COS was a result of a decrease in raw materials and labor.

GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative ("G&A") expenses decreased by $6,204 or 3.99%, to $149,388 for the three months ended June 30, 2008 compared to the prior period. G&A expenses decreased by $49,761 or 14.40%, to $295,801 for the six months ended June 30, 2008 compared to the prior period. This decrease in G&A expenses was the result of a decrease in professional fees, salaries, and marketing services.

RESEARCH AND DEVELOPMENT

         Research and Development ("R&D") costs decreased by $61,637 or 59.86%, to $41,325 for the three months ended June 30, 2008 compared to the prior period. R&D costs decreased by $101,668 or 60.43%, to $66,566 for the six months ended June 30, 2008 compared to the prior period. This decrease in R&D costs was the result of purchasing wireless technology through equity financing.

NET LOSS

         Net Loss increased by $1,638,065 or 594.07% to $1,913,802 for the three months ended June 30, 2008, compared to the prior period. Net Loss increased by $1,538,562 or 276.95% to $2,094,107 for the six months ended June 30, 2008, compared to the prior period. This increase in Net Loss resulted mainly from impairment of goodwill, and also from operational costs. Currently operating costs exceed revenue because sales are not yet significant. We cannot assure when or if revenue will exceed operating costs.

LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 2008, we had working deficit of $789,386 as compared to $418,986 as of December 31, 2007. This increase of $370,400 was due primarily to use of funds for operational costs.

         Cash flow used in operating activities was $297,778 for the six months ended June 30, 2008, as compared to cash used of $431,407 for the prior period. This decrease of $133,629 was primarily attributable to a decrease in research and development, and general and administrative expenses.

         Cash used by investing activities was $0 for the six months ended June 30, 2008, as compared to cash used of $2,468 for the prior period. The decrease of cash used in investing activities was primarily due to no investing in a subsidiary, or purchase of equipment.

         Cash provided from financing activities during the six months ended June 30, 2008 was $314,000 as compared to cash provided of $409,410 for the prior period. The decrease of $95,410 was due to less funding received from an officer.

PLAN OF OPERATION AND FINANCING NEEDS

         We have completed and released for production certain of our products for the industrial market and for the security marketplace. We intend to increase our marketing and sales staffing so that the introduction of our completed products to customers will benefit from concentration on sales. We are currently in discussions with several suppliers of complementary products, both hardware and software, and will be demonstrating the CBM6 package in an up-coming machine products show along with an organization that services high speed spindles and also with a supplier of vibration analysis software. We anticipate that this collaboration on the introduction of joint products along with customer interest will result in follow-on business for the Company. Management estimates that we will require additional cash resources during the remainder of 2008 and into the first quarter of 2009. The Company released its new business plan in May 2008 and continues to seek investment from qualified investors. If we are unable to obtain sufficient funds during the next twelve months, we may be forced to reduce the size of our organization, which could have a material adverse impact on, or cause us to curtail and/or cease, the development of our products.

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

         Our management, under the direction of our Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2008. As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting. Based on this evaluation our management, including the Company's Chief Executive Officer and Principal Financial Officer, has concluded that the Company's disclosure controls and procedures were not effective as of June 30, 2008, due to a material weakness in our methodology for evaluating potential impairment of goodwill. Our auditors believe that our methodology for evaluating potential impairment of goodwill could lead to a material misstatement of net income (loss). We intend to work with our auditors in 2008 to address this material weakness.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

         There were no changes in the Company's internal control over financial reporting identified in connection with the evaluation of it that occurred during the quarter ended June 30, 2008 that materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

         None.

ITEM 1A. RISK FACTORS.

         Not Applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

         None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

         None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

ITEM 5. OTHER INFORMATION.

         None.

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


                                MACHINETALKER, INC.


Dated: August 13, 2008          By:  /s/Roland F. Bryan
                                    -------------------------------------------
                                       Roland F. Bryan, Chairman of the Board
                                       and Chief Executive Officer
                                      (Principal Executive Officer)


Dated: August 13, 2008          By:  /s/Roland F. Bryan
                                    --------------------------------------------
                                       Roland F. Bryan, Chief Financial Officer
                                      (Principal Financial Officer)