Form 10-Q
period 2008-09-30
MACHINETALKER INC
filed 2008-11-13
CIK 1172631

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES  EXCHANGE ACT
      OF 1934

For Quarterly Period Ended September 30, 2008

                                       or

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
      OF 1934

For the Transition period from _______________ to ______________

Commission File Number:  000-49805

                               MACHINETALKER, INC.
                          ----------------------------
                       (Name of registrant in its charter)

                  DELAWARE                            01-05922991
                  --------                            -----------
     (State or other jurisdiction of       (I.R.S. Employer Identification No.)
      incorporation or organization)

             513 DE LA VINA STREET, SANTA BARBARA, CALIFORNIA 93101
              ----------------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

                          Yes  [_X_]                                      No[__]

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

                          Yes  [___]                                     No[_X_]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

The number of shares of registrant's common stock outstanding, as of October 31, 2008 was 220,933,497.

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                               2

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)                       2
          Consolidated Balance Sheets September 30, 2008 (unaudited)         2
          Consolidated Statements of Operations for the Nine Months
           Ended September 30, 2008 and September 30, 2007 (unaudited)       3
          Consolidated Statement of Shareholders' Equity (Deficit)
           for the Nine Months Ended September 30, 2008 (unaudited)          4
          Consolidated Statements of Cash Flows for the Nine Months
           Ended September 30, 2008 and September 30, 2007 (unaudited)       5
          Notes to the Consolidated Financial Statements                     6
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS                                               9
ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK          13
ITEM 4T. CONTROLS AND PROCEDURES                                             13

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                   14
ITEM 1A. RISK FACTORS                                                        14
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS         14
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                     14
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                 14
ITEM 5.  OTHER INFORMATION                                                   14
ITEM 6.  EXHIBITS                                                            14

SIGNATURES                                                                   15

                        PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS.

                                               MACHINETALKER, INC. AND SUBSIDIARY
                                                 (A DEVELOPMENT STAGE COMPANY)
                                                  CONSOLIDATED BALANCE SHEETS

                                                                                       (Unaudited)
                                                                                   September 30, 2008      December 31, 2007
                                                                                  ---------------------  ----------------------
                                     ASSETS
CURRENT ASSETS
  Cash                                                                            $      10,355          $        3,258
  Other  receivable                                                                           -                 300,000
  Inventory                                                                              71,428                  39,103
  Prepaid expenses                                                                        1,617                   5,164
                                                                                  ---------------------  ----------------------
                              TOTAL CURRENT ASSETS                                       83,400                 347,525
                                                                                  ---------------------  ----------------------
PROPERTY & EQUIPMENT, at cost
  Machinery & equipment                                                                  13,080                  13,080
  Computer equipment                                                                     50,351                  50,351
  Furniture & fixture                                                                     4,670                   4,670
                                                                                  ---------------------  ----------------------
                                                                                         68,101                  68,101
  Less accumulated depreciation                                                         (56,227)                (49,186)
                                                                                  ---------------------  ----------------------
                           NET PROPERTY AND EQUIPMENT                                    11,874                  18,915
                                                                                  ---------------------  ----------------------
OTHER ASSETS
  Purchase option, Regents                                                                5,000                   5,000
  License fees, net of amortization of $40,000 and $2,310 respectively                   42,690                  66,627
  Goodwill, WDTI                                                                              -               1,715,000
  Patents                                                                                   656                       -
  Security Deposit                                                                        2,975                   2,975
                                                                                  ---------------------  ----------------------
                               TOTAL OTHER ASSETS                                        51,321               1,789,602
                                                                                  ---------------------  ----------------------
                                   TOTAL ASSETS                                   $     146,595          $    2,156,042
                                                                                  =====================  ======================
                     LIABILITIES AND SHAREHOLDERS' (DEFICIT)

CURRENT LIABILITIES
  Accounts payable                                                                $      60,821          $       42,507
  Accrued expenses                                                                      381,817                 244,662
  Unearned revenues                                                                      40,000                  30,000
  Customer deposit                                                                       12,000                       -
  Note payable, investors                                                                80,000                  65,000
  Notes payable, shareholder                                                            398,342                 384,342
                                                                                  ---------------------  ----------------------
TOTAL CURRENT LIABILITIES                                                               972,980                 766,511
                                                                                  ---------------------  ----------------------
LONG TERM LIABILITIES
  Unearned revenues                                                                       8,817                  48,817
  Notes payable, shareholder                                                            436,000                 436,000
                                                                                  ---------------------  ----------------------
TOTAL LONG TERM LIABILITIES                                                             444,817                 484,817
                                                                                  ---------------------  ----------------------
        TOTAL  LIABILITIES                                                            1,417,797               1,251,328
                                                                                  ---------------------  ----------------------
SHAREHOLDERS' EQUITY/(DEFICIT)
  Common stock, $.001 par value;
  500,000,000 authorized shares;
  220,583,497 and 218,650,602 shares issued and outstanding, respectively               220,583                 218,650
  Additional paid in capital                                                          5,253,574               5,212,163
  Deficit accumulated  during the development stage                                  (6,745,359)             (4,526,099)
                                                                                  ---------------------  ----------------------
        TOTAL SHAREHOLDERS'  EQUITY/(DEFICIT)                                        (1,271,202)                904,714
                                                                                  ---------------------  ----------------------

                TOTAL LIABILITIES AND SHAREHOLDERS'  EQUITY/(DEFICIT)             $     146,595          $    2,156,042
                                                                                  =====================  ======================
                    The accompanying notes are an integral part of these consolidated financial statements.

                                      -2-

                                                 MACHINETALKER, INC. AND SUBSIDIARY
                                                   (A DEVELOPMENT STAGE COMPANY)
                                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                                            (Unaudited)


                                                               Three Months Ended         Nine Months Ended        From Inception
                                                          -------------------------- ---------------------------   January 30, 2002
                                                                                                                       through
                                                            9/30/2008     9/30/2007    9/30/2008     9/30/2007   September 30, 2008
                                                          ------------- ------------ ------------- ------------- ------------------
REVENUE                                                   $    10,000   $    10,000  $    30,000   $    31,730   $      1,054,579

COST OF SERVICES                                                   65           883           86        31,812            453,160
                                                          ------------- ------------ ------------- ------------- ------------------

GROSS PROFIT (DEFICIT)                                          9,935         9,117       29,914           (82)           601,419

OPERATING EXPENSES
 Selling and marketing expenses                                19,491        68,571      110,302       233,582          1,262,805
 General and administrative expenses                           67,433        68,356      246,219       242,965          2,489,415
 Research and development                                      24,338        94,097       90,904       262,331          1,410,097
 Depreciation and amortization expense                          4,774        11,337       30,978        17,279             99,264
                                                          ------------- ------------ ------------- ------------- ------------------

        TOTAL OPERATING EXPENSES                              116,036       242,361      478,403       756,157          5,261,581
                                                          ------------- ------------ ------------- ------------- ------------------

LOSS FROM OPERATIONS                                         (106,101)     (233,244)    (448,489)     (756,239)        (4,660,162)

OTHER INCOME/(EXPENSE) BEFORE PROVISION FOR INCOME TAXES
 Interest Income                                                    3             3            9             9             10,247
 Discounts earned                                                   -             -            -             2                  2
 Interest Expense                                             (14,585)      (11,461)     (41,987)      (34,742)          (230,238)
 Stock compensation expense                                    (4,352)       (4,308)     (12,875)      (12,784)           (69,822)
 Impairment loss                                                    -             -   (1,715,000)            -         (1,715,000)
 Loss on Investment                                                 -             -            -             -            (74,468)
 Gain/(Loss) on Sale of Asset                                       -         1,237            -         1,237               (963)
                                                          ------------- ------------ ------------- ------------- ------------------
        TOTAL OTHER INCOME/(EXPENSES)                         (18,934)      (14,529)  (1,769,853)      (46,278)        (2,080,242)
                                                          ------------- ------------ ------------- ------------- ------------------

PROVISION FOR INCOME TAXES                                       (118)            -         (918)         (800)            (4,955)
                                                          ------------- ------------ ------------- ------------- ------------------

NET (LOSS)                                                $  (125,153)  $  (247,773) $(2,219,260)  $  (803,317)  $     (6,745,359)
                                                          ============= ============ ============= ============= ==================


BASIC AND DILUTED LOSS PER SHARE                          $     (0.00)  $     (0.00) $     (0.01)  $     (0.00)
                                                          ============= ============ ============= =============

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
      BASIC AND DILUTED                                   219,174,439   169,838,898  218,864,438   164,695,814
                                                          ============= ============ ============= =============


                    The accompanying notes are an integral part of these consolidated financial statements.

                                                 MACHINETALKER, INC. AND SUBSIDIARY
                                                    (A DEVELOPMENT STAGE COMPANY)
                                      CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
                                                NINE MONTHS ENDED SEPTEMBER 30, 2008
                                                           (Unaudited)
                                                                                                           Accumulated
                                                                                                          Deficit During
                                                                          Common stock         Additional      the
                                                                    ------------------------     Paid-in    Development
                                                                      Shares       Amount        Capital      Stage        Total
                                                                    ----------- ------------ ------------ ------------ ------------

Balance at December 31, 2007                                        218,650,602 $   218,650  $ 5,212,163  $(4,526,099) $   904,714

Issuance of common stock in March 2008
   (66,229 shares at $0.07 per share for services) (unaudited)          66,229           66        4,570            -        4,636

Issuance of common stock in July 2008
   (366,666 shares at $0.05 per share for services) (unaudited)        366,666          367       17,966            -       18,333

Issuance of common stock in September 2008
   (1,500,000 shares at $0.005 per share for services) (unaudited)   1,500,000        1,500        6,000            -        7,500

Stock compensation cost (unaudited)                                          -            -       12,875            -       12,875

Net Loss for the nine months ended September 30, 2008 (unaudited)            -            -            -   (2,219,260)  (2,219,260)
                                                                   -----------  ------------ ------------ ------------ ------------

Balance at September 30, 2008 (unaudited)                          220,583,497  $   220,583  $ 5,253,574  $(6,745,359) $(1,271,202)
                                                                   ===========  ============ ============ ============ ============

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

                                           MACHINETALKER, INC. AND SUBSIDIARY
                                             (A DEVELOPMENT STAGE COMPANY)
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      (Unaudited)

                                                                         Nine Months Ended            From Inception
                                                                  ---------------------------------  January 30, 2002
                                                                                                         through
                                                                     9/30/2008        9/30/2007     September 30, 2008
                                                                  ---------------- ---------------- ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                         $   (2,219,260)  $    (803,317)   $    (6,745,359)
 Adjustment to reconcile net loss to net cash
  used in operating activities
 Depreciation and amortization expense                                    30,978          17,279             99,264
 Issuance of common shares and warrants for  services                     30,469          65,658            565,392
 Issuance of common shares in conversion of debt                               -               -            400,000
 Write off of investment value                                                 -               -             74,468
 Stock compensation cost                                                  12,875          12,784             69,822
 Gain/(loss) on sale of asset                                                  -          (1,237)            (1,237)
 Impairment loss                                                       1,715,000               -          1,715,000
 Disposal of asset                                                             -               -              4,200
 (Increase) Decrease in:
  Inventory                                                              (32,325)         (7,489)           (71,428)
  Employee advance                                                             -             227                  -
  Prepaid expenses                                                         3,547           4,136             (1,617)
  Deposits                                                                     -               -             (2,975)
  Other assets                                                              (656)              -               (656)
 Increase (Decrease) in:
  Accounts payable                                                        18,314          (2,080)            60,821
  Accrued expenses                                                       137,155         131,824            381,817
  Customer deposit                                                        12,000               -             12,000
  Unearned revenue                                                       (30,000)        (30,000)            48,817
                                                                  ---------------- --------------- ------------------
NET CASH USED IN OPERATING ACTIVITIES                                   (321,903)       (612,215)        (3,391,671)
                                                                  ---------------- --------------- ------------------
NET CASH FLOWS USED IN INVESTING ACTIVITIES:
 Purchase of property and equipment                                            -          (1,055)           (68,654)
 Sale of asset                                                                 -           1,963              1,963
 Investment in companies                                                       -          (7,468)            (7,468)
                                                                 ----------------- --------------- ------------------
NET CASH USED IN INVESTING ACTIVITIES                                          -          (6,560)           (74,159)
                                                                  ---------------- --------------- ------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Loans from officers                                                      59,000         309,342          1,079,342
 Payments on loans from officers                                         (45,000)              -            (45,000)
 Proceeds from subsidairy                                                300,000               -            300,000
 Proceeds from investor                                                   15,000               -            125,000
 Payments on notes payable                                                     -               -            (45,000)
 Proceeds from issuance of common stock                                        -         264,068          2,054,193
                                                                  ---------------- --------------- ------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                329,000         573,410          3,468,535
                                                                  ---------------- --------------- ------------------

NET INCREASE/(DECREASE) IN CASH                                            7,097         (45,365)             2,705

CASH, BEGINNING OF PERIOD                                                  3,258          50,546              7,650
                                                                  ---------------- --------------- ------------------

CASH, END OF PERIOD                                               $       10,355   $       5,181   $         10,355
                                                                  ================ =============== ==================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
 Interest paid                                                    $            -   $           -   $        133,948
                                                                  ================ =============== ==================
 Income taxes                                                     $          918   $         800   $          4,955
                                                                  ================ =============== ==================
SUPPLEMENTAL SCHEDULE OF NON-CASH TRANSACTIONS
     During the nine months ended  September 30, 2008,  the Company  expensed  compensation  cost of
     $12,875  related to the vesting of employee stock options;  issued  1,932,895  shares of common stock for services at a fair value of $30,469;  Loss on impairment of goodwill in the amount of
     $1,715,000.  During the nine months ended September 30, 2007, the Company expensed compensation cost of $12,874  related to the vesting of employee stock options;  845,593 issued for services for a fair value of $65,658;  3,000,000  shares of common  stock  issued to acquire 100% of the total issued and outstanding stock of WDT from UTEK for a value of $240,000; the Company issued
     2,857,143 shares of common stock in conversion of debt valued at $200,000.

                    The accompanying notes are an integral part of these consolidated financial statements.

                       MACHINETALKER, INC. AND SUBSIDIARY
                          (A Development Stage Company)
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
                               SEPTEMBER 30, 2008


1.       BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008 For further information refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 2007.

         GOING CONCERN
         The accompanying consolidated financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying consolidated financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company does not generate significant revenue, and has negative cash flows from operations, which raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, an additional cash infusion. The Company has obtained funds from its shareholders since its inception through September 30, 2008. It is Management's plan to generate additional working capital from investors, and then continue to pursue its business plan and purposes.

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

         DEVELOPMENT STAGE ACTIVITIES AND OPERATIONS
         The Company has been in its initial stages of formation and for the nine months ended September 30, 2008, had insignificant revenues. FASB #7 defines a development stage activity as one in which all efforts are devoted substantially to establishing a new business and even if planned principal operations have commenced, revenues are insignificant.

         REVENUE RECOGNITION
         The Company recognizes revenue when services are performed, and at the time of shipment of products, provided that evidence of an arrangement exists, title and risk of loss have passed to the customer, fees are fixed or determinable, and collection of the related receivable is reasonably assured. The Company also granted an exclusive license limited to a specific application for the use of the technology required to operate the Company's product. The revenue related to this transaction is recognized over the contract period, and the related deferred revenue amounted to $48,817 at September 30, 2008. To date the Company has had minimal revenue and is still in the development stage.

                       MACHINETALKER, INC. AND SUBSIDIARY
                          (A Development Stage Company)
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
                               SEPTEMBER 30, 2008

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

         The Company adopted FAS 123R using the modified prospective method which requires the application of the accounting standard as of January 1, 2006. Our financial statements as of and for the nine months ended September 30, 2008 reflect the impact of adopting FAS 123R. In accordance with the modified prospective method, the financial statements for prior periods have not been restated to reflect, and do not include, the impact of FAS 123R.

         Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the consolidated statements of operations during the nine months ended September 30, 2008, included compensation expense for the stock-based payment awards granted prior to, but not yet vested, as of September 30, 2008 based on the grant date fair value estimated in accordance with the pro forma provisions of FAS 148, and compensation expense for the stock-based payment awards granted subsequent to September 30, 2008, based on the grant date fair value estimated in accordance with FAS 123R. As stock-based compensation expense recognized in the statement of income for the nine months ended September 30, 2008 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures, FAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the pro forma information required under FAS 148 for the periods prior to the year ended December 31, 2007, we accounted for forfeitures as they occurred. The stock-based compensation expense recognized in the consolidated statement of operations during the nine months ended September 30, 2008 is $12,875.

         LOSS PER SHARE CALCULATIONS
         The Company adopted Statement of Financial Standards ("SFAS") No. 128 for the calculation of "Loss per Share". SFAS No. 128 dictates the calculation of basic earnings per share and diluted earnings per share. Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company's diluted loss per share is the same as the basic loss per share for the nine months ended September 30, 2008 as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss. The weighted average number of shares used for the calculation of the loss per share considers the stock split as if it had occurred on January 1, 2003.

         RECLASSIFICATION
         The expenses for the nine months ended September 30, 2007 were reclassified to conform with the expenses for the nine months ended September 30, 2008.

                       MACHINETALKER, INC. AND SUBSIDIARY
                          (A Development Stage Company)
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
                               SEPTEMBER 30, 2008


3.       CAPITAL STOCK AND WARRANTS

         During the nine months ended September 30, 2008, the Company issued 1,932,895 shares of common stock for a fair value of $30,469 for services. During the nine months ended September 30, 2007, the Company issued 2,520,000 shares of common stock for cash of $126,000 at a price of $0.05 per share through a private placement; 3,000,000 shares of common stock in order to purchase stock in another company at a price of $0.08 per share valued at $240,000; 1,828,571 shares of common stock for cash of $128,000 at a price of $0.07 per share through a private placement; 31,818 shares of common stock for cash of $3,818 for warrants exercised at a price of $0.12 per share; 2,857,143 shares of common stock for the conversion of a note with a principal amount of $200,000 at a price of $0.07 per share; 250,000 shares of common stock for cash of $6,250 for employee stock options exercised at a price of $0.025 per share; and 38,260 shares of common stock for services at a fair value of $3,826 at a price of $0.10 per share.

         WARRANTS

         During the nine months ended September 30, 2007, the Company issued 600,000 warrants for services with a fair value of $49,487 determined using the Black Scholes pricing model; 31,818 of these warrants were exercised at a price of $0.12. At September 30, 2008, the Company had a total of 5,108,515 warrants to purchase 5,108,515 shares of common stock outstanding.


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

         Included in the balance at September 30, 2008, are no tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

         The  Company's  policy is to  recognize  interest  accrued  related  to
         unrecognized   tax  benefits  in  interest  expense  and  penalties  in
         operating expenses.


5.       SUBSEQENT EVENTS

         On or about October 8, 2008, the Company appointed Mark Richardson as a director of the Company. Also, the Company issued to Mark Richardson 350,000 shares of common stock at a fair value of $1,750 for services as a director of the Company.

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

OVERVIEW

         In February 2008, we completed development and began to conduct demonstrations of Talker(R) products for wireless Condition-Based Maintenance ("CBM") applications. These Talkers(R) are equipped with vibration sensors to monitor changes in the characteristics of motors and bearing supports located throughout large industrial facilities where the typical wired systems are difficult to install. A change in the vibration pattern of a rotating device indicates that the device requires immediate maintenance. We believe that our products for the CBM market will enable us to field complete systems that gather data automatically and transmit that data over a wireless connection to a center where the CBM analysis can be made. We believe that CBM eliminates the expense of unnecessary periodic repairs and also eliminates labor costs associated with having to manually test these rotating devices in order to determine potential failure.

         Our second area of focus is developing a more capable sensor using variations of Ultra-Wide Band ("UWB") to maintain the security of cargo in shipping containers. Our UWB technology is now able to detect any minimal movement which means that if anything moves inside a container, or opens a hole or intrudes in any way, the change can be detected and the Talker(R) can send an alert. Our acquisition of 100% of Wideband Detection Technologies, Inc. ("WDT") and its license from Lawrence Livermore National Laboratory that covers this UWB intrusion detector (and other UWB technology) permits us to place this new product into service for the security application.

         We currently have four full time employees as compared to six employees during 2007. This change reflects reduction of administration and reliance upon OEMs and Systems Integrators as marketing representatives and technical consultants, all of whom are consultants and not employees.

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

RESULTS OF OPERATIONS FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2007

REVENUE

         Total revenue for the three months ended September 30, 2008 was $10,000 as compared to $10,000 for the three months ended September 30, 2007. Total revenue decreased by $1,730 or 5.45% to $30,000 for the nine months ended
September 30, 2008 compared to $31,730 for the nine months ended September 30, 2007. This decrease in revenue was a result of focusing on research and development.

COST OF SALES

         Cost of Sales ("COS") decreased by $(818) or (92.64)% to $65 for the three months ended September 30, 2008 compared to the prior period. COS decreased by $(31,726) or (99.73)% to $86 for the nine months ended September 30, 2008 compared to the prior period. This decrease in COS was a result of a decrease in raw materials and labor.

SELLING AND MARKETING EXPENSES

         Selling and marketing ("S&M") expenses decreased by $(49,080) or (71.58)%, to $19,491 for the three months ended September 30, 2008 compared to the prior period. S&M expenses decreased by $(123,280) or (52.78)%, to $110,302 for the nine months ended September 30, 2008 compared to the prior period. This decrease in S&M expenses was the result of a decrease in salaries and marketing services.

GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative ("G&A") expenses decreased by $(923) or (1.35)%, to $67,433 for the three months ended September 30, 2008 compared to the prior period. G&A expenses increased by $3,254 or 1.34%, to $246,219 for the nine months ended September 30, 2008 compared to the prior period. This increase in G&A expenses for the nine months ended September 30, 2008 was the result of an increase in professional fees and salaries paid by the Company.

RESEARCH AND DEVELOPMENT

         Research and Development ("R&D") costs decreased by $(69,759) or (74.14)%, to $24,338 for the three months ended September 30, 2008 compared to the prior period. R&D costs decreased by $(171,427) or (65.35)%, to $90,904 for the nine months ended September 30, 2008 compared to the prior period. This decrease in R&D costs was the result of purchasing wireless technology through equity financing.

NET LOSS

         Net Loss decreased by $122,620 or 49.49% to $(125,153) for the three months ended September 30, 2008, compared to the prior period. Net Loss increased by $(1,415,943) or (176.26)% to $(2,219,260) for the nine months ended September 30, 2008, compared to the prior period. This increase in Net Loss for the nine months ended September 30, 2008 resulted mainly from the loss impairment of goodwill, and also from operational costs. Currently operating costs exceed revenue because sales are not yet significant. We cannot assure when or if revenue will exceed operating costs.

LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 2008, we had a working capital deficit of $889,580 as compared to a working capital deficit of $418,986 as of December 31, 2007. This increase of $470,594 was due primarily to use of funds for operational costs.

         Cash flow used in operating activities was $321,903 for the nine months ended September 30, 2008, as compared to cash used of $612,215 for the prior period. This decrease of $290,312 was primarily attributable to a decrease in research and development and general and administrative expenses.

         Cash used by investing activities was $0 for the nine months ended September 30, 2008, as compared to cash used of $6,560 for the prior period. The cash used in investing activities in the prior period was primarily due to an investment in subsidiary.

         Cash provided from financing activities during the nine months ended September 30, 2008 was $329,000 as compared to cash provided of $573,410 for the prior period. The decrease of $244,410 was due to a decrease in loans received from an officer of the Company and equity financing.

PLAN OF OPERATION AND FINANCING NEEDS

         We have completed the development of Talker(R) units that track and report over the Internet the position of any moving cargo along with information from sensors that accompany the Talkers while en-route. Reports are now issued over cellular connection. These remote tracking units are being demonstrated in refrigeration trailers to assure that produce and other perishable contents are handled in a timely manner. Management estimates that we will require additional cash resources during the remainder of 2008 and into the first quarter of 2009 in order to increase our marketing and sales activity so that introduction of our completed products to customers will result in sales. If we are unable to obtain sufficient funds during the next six months, we may be forced to reduce the size of our organization, which could have a material adverse impact on, or cause us to curtail and/or cease, the development and marketing of our products.

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

         Our management, under the direction of our Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2008. As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting. Based on this evaluation our management, including the Company's Chief Executive Officer and Principal Financial Officer, has concluded that the Company's disclosure controls and procedures were effective as of September 30, 2008.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

         There were no changes in the Company's internal control over financial reporting identified in connection with the evaluation of it that occurred during the quarter ended September 30, 2008 that materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.


                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

         None.

ITEM 1A. RISK FACTORS.

         Not Applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

         In July 2008, the Company issued a total of 366,666 shares of common stock to two employees for services rendered to the Company.

         In September 2008, the Company issued a total of 1,500,000 shares of common stock to two employees for services rendered to the Company.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

         None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

ITEM 5. OTHER INFORMATION.

         None.

ITEM 6. EXHIBITS.

         EXHIBIT           DESCRIPTION
         -------           -----------------------------------------------------
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


                                  MACHINETALER, INC.


Dated: November 13, 2008          By:  /s/Roland F. Bryan
                                       -----------------------------------------
                                       Roland F. Bryan, Chairman of the  Board
                                       and Chief Executive Officer
                                       (Principal Executive Officer)


Dated: November 13, 2008          By:  /s/Roland F. Bryan
                                       -----------------------------------------
                                       Roland F. Bryan, Chief Financial Officer
                                       (Principal Financial Officer)