Form 10-K
period 2008-12-31
MACHINETALKER INC
filed 2009-07-15
CIK 1172631

FORM 10-K

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                 [X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended: December 31, 2008


                        COMMISSION FILE NUMBER 000-49805

                               MACHINETALKER, INC.
                         -----------------------------
             (Exact name of registrant as specified in its charter)


          DELAWARE                                   01-05922991
   ----------------------                ----------------------------------
  (State of Incorporation)              (I.R.S. Employer Identification No.)


             513 DE LA VINA STREET, SANTA BARBARA, CALIFORNIA 93101
                 -----------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (805) 957-1680
                 ----------------------------------------------
               Registrant's telephone number, including area code

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:


                                                  NAME OF EACH EXCHANGE ON
       TITLE OF EACH CLASS                            WHICH REGISTERED
       -------------------                        ------------------------
           COMMON STOCK                                      OTC


         Indicate  by check  mark if the  registrant  is a  well-known  seasoned
issuer, as defined in Rule 405 of the Securities Act.           Yes |_| No |X|

         Indicate  by check  mark if the  registrant  is not  required  to file
reports pursuant to Section 13 or Section 15(d) of the Act.     Yes |_| No |X|

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.                       Yes |X| No |_|

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements  incorporated  by  reference  in Part  III of this  Form  10-K or any
amendment to this Form 10-K.                                               |X|

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

         Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

         The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $1,025,725 as of March 31, 2009 (computed by reference to the last sale price of a share of the registrant's Common Stock on that date as reported by OTC Bulletin Board).

         There were 181,976,793 shares outstanding of the registrant's Common Stock as of June 30, 2009.

                                TABLE OF CONTENTS

PART 1
ITEM 1            Business..................................................  2
ITEM 2            Properties................................................  11
ITEM 3            Legal Proceedings.........................................  11
ITEM 4            Submission of Matters to a Vote of Security Holders.......  11
PART II
ITEM 5            Market for Common Equity and Related Stockholder Matters..  11
ITEM 6            Selected Financial Data...................................  12
ITEM 7            Management's Discussion and Analysis or Plan of Operation.  13
ITEM 8            Financial Statements and Supplementary Data...............  17
ITEM 9            Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure.......................  36
ITEM 9A(T)        Controls and Procedures...................................  36
ITEM 9B           Other Information.........................................  37
PART III
ITEM 10           Directors, Executive Officers, and Corporate Governance...  38
ITEM 11           Executive Compensation....................................  41
ITEM 12           Security Ownership of Certain Beneficial Owners and
                  Management and Related Stockholder Matters................  42
ITEM 13           Certain Relationships and Related Transactions, and
                  Director Independence.....................................  43
ITEM 14           Principal Accounting Fees and Services....................  44
ITEM 15           Exhibits, Financial Statement Schedules...................  46
SIGNATURES

                                     PART I

ITEM 1. BUSINESS

GENERAL

         MachineTalker, Inc. ("MTI" or "we") is a Delaware corporation formed to engage in the business of developing and marketing a wireless control technology. From inception until mid 2004, we focused our operations on the development of our wireless control technology. We made our first sales of product and services in 2004. These sales, however, were not sufficient to cover all expenditures for product development and marketing, resulting in significant net losses since inception through December 31, 2008. While we are currently shifting the focus of our operations from developing new products to marketing and selling our existing products, presently we do not have sufficient working capital and cannot assure that we will be successful in our efforts.

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

         Talkers(R) can be used in a variety of applications. In 2005 we developed a trial application for a customer who needed a way to track and maintain the security of numerous shipping containers. Talkers(R) were placed within the shipping containers enabling the customer to track the location of each container and to confirm their safety. We also developed a trial application for a customer who sought a way to relay information among small Unmanned Aerial Vehicles and ground stations. Talkers(R) were placed on-board the UAV to gather and report data to share with adjacent aircraft and ground stations. With the implementation of our special display software, tracking of Talkers(R) can be viewed on personal computers, laptops and PDAs. In 2006 we demonstrated new packaged Talkers(R) that are to be used on pallets of cargo in transport and our product was HERO approved for use on pallets of munitions for the military. Other Talkers(R) have been adapted for use in the gathering of data from sensors in the energy audit business. These demonstrations are being conducted by OEM representative and we continue to demonstrate our products at trade shows and to potential customers. In 2007 we introduced wireless vibration sensors to oil refinery engineers for use in Condition-Based Maintenance of large rotating machinery, which means that finding a change in the vibration pattern when taken over time will indicate that the machinery may be failing and has to be repaired. We also purchased two subsidiaries: Wideband Detection
Technologies, Inc and Micro Wireless Technologies, Inc. In both cases the Company acquired licenses to technology that complements the Talker(R) product line. The WDTI product provides for intrusion detection and the MWTI technology provides microscopic sensor technology. In 2008 the Company added GSM Cellular network connection and GPS analysis to the Talkers(R) so that the Talkers(R) can travel within refrigeration trailers to monitor perishable goods and report to an Internet Server on the temperature and travel location in relation to the time of day, and in order to alert the shipper when the refrigeration temperature strays out of safety range.

HISTORY

         MTI was formed in January 2002 by Roland F. Bryan, Christopher T. Kleveland, and Mark P. Harris. Our founders are also shareholders of SecureCoin, Inc. ("SecureCoin"). As part of our initial capitalization, our founders contributed certain intellectual property that was developed at and purchased from SecureCoin. SecureCoin assigned all rights to that intellectual property to Messrs. Bryan, Kleveland and Harris in January 2002, and those co-founders then contributed the intellectual property rights to us in connection with our formation. This intellectual property forms the core of our proprietary smart security network technology that allow governments, businesses and individuals to rapidly deploy wireless security systems to protect and monitor things, places and people. Talkers(R) are designed to track the whereabouts and status of the objects into which they are placed. Talkers(R) can be grouped in small clusters or "communities" and can be programmed to sense, record, process, and act upon specified events based upon a customer's specific needs. Once programmed, Talkers(R) are placed into the objects the customer desires to track. Talkers(R) then monitor and report activity as programmed to each other and to the customer via the Internet. For example, Talkers(R) placed inside shipping containers or on shipping pallets can be programmed to monitor and report activity concerning the tracking and security of the shipping containers or pallets and their cargo in transit, including loading and unloading freight manifests. The information can then be exchanged with the trucks onto which the containers are being transported.

         Shortly after our formation in 2002, we voluntarily elected to become a reporting company and filed a Form 10 with the Securities and Exchange Commission. We subsequently determined not to register any of our stock and depleted most of our financial resources on the development of our products. Lacking the capital we needed to prepare and file annual, quarterly, and current reports, we filed a Form 15 in 2004 to terminate our reporting obligations. In August 2005 the company filed a Registration Statement on Form SB-2 which was declared effective by the Securities and Exchange Commission on December 22, 2005. Pursuant to this filing, we became a reporting company.

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

         2        A  MachineTalker(R)records  and  maintains  a profile  of that
                  entity    and    shares     that     profile     with    other
                  MachineTalker(R)members of its local community.

         3 A MachineTalker(R)automatically forms an ad hoc mesh network with its peers and they keep track of each other and share in processing information.

         4 The SMMP(R)operating system provides for peer-to-peer control, power management to prolong battery life and a simplified API for ease in programming new applications.

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

         PATENT APPLICATION. Application No. 20040114557 for a United States patent in the names of Roland F. Bryan, Mark P. Harris, and Christopher T. Kleveland and assigned to MTI entitled "Self Coordinated Machine Network" was filed on April 23, 2002, by our former intellectual property counsel, Lyon & Lyon, LLP. In 2005 we contacted our patent examiner who permitted us to amend our application to include additional claims. We filed an amended patent application in May 2005. Our Patent No.: US 7,184,423,B2 was issued to the Company on 27 February 2007, Titled "Self Coordinated Machine Network."

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

         MICROPROCESSOR. The MachineTalker(R) is based on a low power extremely powerful 8-bit RISC processor (Atmel ATmega 128). Depending on the application, the MachineTalker(R) can make use of the on-board Analog-to-Digital Converter ("ADC") and various serial and parallel interfaces. The chip contains 128k of flash memory for program and data storage. Recent adaptations have the added processing power supplied by ARM9 processors.

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

         INTERNET ACCESS. Remote and wireless MachineTalkers(R) with their detectors and sensors are now accessible via the Internet. The Company supports roving Talkers that report directly over GSM cellular connections with data acquisition and mapping of locations via Internet services. All types of activities can be easily monitored in real-time from anywhere in the world. Such access can also be made by attachment of our products to standard personal computers, laptops, and PDAs; all acting as "network gateways."

WIRELESS DATA ACQUISITION AND INDUSTRIAL PROCESS CONTROL

         REMOTE INTELLIGENCE. Wireless MachineTalker products can be configured to service a wide range of detectors and sensors. Powered from a primary source or from batteries or by solar panel, these products can bring intelligent processing power to a remote installation where they can operate autonomously to measure and control processes and report by radio or by cellular connection to the Internet. Two examples of applications targeted for Talkers(R) are as follows:

         o EVENT DETECTION, QUALIFICATION AND REPORTING - Talkers(R) can be instructed to measure parameters for comparison to a norm and to report or raise the alarm, through radio or over cellular modem. The latest version, CBM6, has built-in switches and can activate or terminate processes if programmed to do so. Certain Talkers(R) carry sensors for temperature and detection of light, moisture, motion, direction (of movement), leaks, salinity and intrusion.

         o THE MACHINETALKER CBM6 VERSION - The CBM6 operates to digitize analog signals produced by vibration sensors mounted on large industrial machines. These vibration readings are gathered by the Talker(R), qualified and passed along to a software program that analyzes vibration content supporting Condition-Based Maintenance (CBM) determination. A change in the vibration pattern emanating from industrial machinery often precedes catastrophic breakdown, and CBM is designed to facilitate pre-exemptive repairs.

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

         APPLICATION FOR KELLOGG, BROWN & ROOT. In December 2004, we entered into an agreement with Kellogg, Brown & Root ("KBR"), a division of Halliburton Company, pursuant to which we agreed to develop a solution to enable KBR to track its 600,000 shipping containers on a global basis. Our solution for KBR consisted of equipping each KBR shipping container with a MiniTalker(R) unit programmed with the shipping manifest, source, destination, and other information to identify the individual container when queried. Considering that shipping containers are not usually handled with care and that they generally pass through very harsh environments while in transit, we designed a rugged version of our MiniTalker(R) unit for use in this particular application, referred to as a ToughTalker(TM). In consideration for developing and demonstrating applications software and designing product variations for KBR's intended use, KBR agreed to pay us $300,000, $240,000 of which has been paid in fixed increments as we completed certain milestones for the project. The agreement also contains a five year software license agreement component pursuant to which Kellogg, Brown & Root has the right to use our SMMP(R) software and the right of first refusal to participate with us in the sale of our Talkers(R) in the area of tracking of inventory, containers, and similar packages in consideration for a license fee of $200,000. Kellogg, Brown & Root also had the right under the agreement to purchase up to 250 MiniTalkers(R) at a purchase price of $100 per MiniTalker(R), which it exercised on August 9, 2005. Both parties agreed, however, that due to increased production costs, Kellogg, Brown & Root would purchase 100 MiniTalkers(R) at a purchase price of $250 per MiniTalker(R), for a total of $25,000. Accordingly, the maximum value of the agreement was $525,000, not including an additional $11,145 which we received for field services and ten sample ToughTalkers(R) for evaluation purposes. By its terms, the agreement, except for the software license agreement, terminated on September 1, 2005. As of March 31, 2006, all deliverable items had been shipped and invoiced to KBR and all payments had been received.

         NASA PROJECT. In July 2004, we entered into an agreement with NASA through its contracting group at SAIC, pursuant to which we agreed to provide a version of MachineTalker(R) that could be placed in an unmanned aerial vehicle ("UAV") to read multiple sensors (atmospheric pressure, accelerometers, and gyroscopes) and to convey results to other Talkers(R) in nearby UAVs in-flight and on the ground. In consideration for our product, NASA agreed to pay us a total of $55,000, payable in increments as we completed certain milestones. Delivery of the final product was to take place within 22 weeks after the commencement of the agreement. When NASA was unable to provide the equipment necessary for us to complete the project, the agreement was extended for a period of one year. We completed development of the application software and display software for the ground station on schedule, and shipped the units to NASA for flight testing. As of March 31, 2006, NASA had paid us $25,000 and $15,000, respectively, for those deliverables which had been shipped to NASA Langley for testing. We completed flight testing in October 2005 and NASA was billed the remaining $15,000 due to us under the agreement in November 2005. We believe that the NASA test illustrated how wireless sensors can be placed anywhere inside an airframe, each with the intelligence to make decisions and gather data, without the need to rewire the aircraft. Information can be passed among sites containing the wireless sensors, to nearby aircraft containing wireless sensors, and to ground stations containing wireless sensors.

BUSINESS AND REVENUE MODELS

         Our business strategy is straight-forward: (1) apply MachineTalker(R) smart security network technology to the $80 billion worldwide security and sensor products and systems market, (2) initially sell MachineTalker(R) devices through channel partners and distributors in this market, and (3) later on, further develop MachineTalker(R) proprietary technology and products for sale to manufacturers and operators of virtually all machines, appliances and devices.

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

         MARKETING STRATEGY. Our marketing strategy is to create a favorable environment in which to sell our MachineTalker(R) smart security network devices and wireless process control systems. The Talkers(R) service a wide selection of sensors and can determine at a remote site if the temperature or other environmental condition remains within specification. The latest Talkers(R) operate electronic switches that can turn on and off processes that are under the Talker's control. The products gather data from attached sensors, process that data, make decisions on site, and report changes over the mesh network or by cellular telephone to servers on the Internet. MachineTalkers are therefore very useful in monitoring moving machinery to detect changes that may indicate impending failures, thus supporting an efficient condition-based maintenance tool at the remote site. We continue to apply versions of the Talkers(R) to eliminate problems in both the security based market and for remote, wireless process control.

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

ACQUISITION OF MICRO WIRELESS TECHNOLOGIES, INC.

         On December 20, 2007, Micro Wireless Technologies, Inc., a Florida corporation ("MWT"), UTEK Corporation, a Delaware corporation ("UTEK"), and MTI entered into an agreement and plan of acquisition (the "APA") pursuant to which MTI agreed to acquire 100% of the total issued and outstanding stock of MWT from UTEK in exchange for 46,500,000 shares of MTI's common stock (the "Shares") based on a value of $0.04 per share as of the close of business on December 20, 2007. The Shares have piggyback registration rights. Upon the closing of the APA, which occurred on December 31, 2007, MWT became a wholly owned subsidiary of MTI. As of the closing of the MWT APA, UTEK owned a total of 49,500,000 shares of MTI's common stock which represented approximately 22.3% of the total issued and outstanding stock of MTI on a fully diluted basis.

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

EMPLOYEES

         As of December 31, 2008, we employed 4 people on a full-time basis. Of those 4 full-time employees, 2 are employed in an administrative, marketing, and sales position, and the remaining 2 are technical employees employed in research, development, and production positions. All employees are currently foregoing salaries and in certain cases have been paid by issuance of our common stock because we do not have sufficient working capital to pay them in cash.

INTELLECTUAL PROPERTY

         We currently own the following registered trademarks and service marks:
(i) United  States  Trademark  Registration  No.  2848438,  issued by the United
States Patent and Trademark Office on June 1, 2004 , covering the trademark "TALKER," (ii) United States Trademark Registration No. 2872244, issued by the United States Patent and Trademark Office on August 10, 2004, covering the trademark "SMMP," (iii) United States Trademark Registration No. 2872243, issued by the United States Patent and Trademark Office on August 10, 2004, covering the trademark "MACHINETALKER," (iv) United States Trademark Registration No. 2882375, issued by the United States Patent and Trademark Office on September 7, 2004, covering the trademark "MINITALKER," and (v) United States Trademark Registration No. 2897704, issued by the United States Patent and Trademark Office on October 26, 2004, covering the trademark "SIMPLE MACHINE MANAGEMENT PROTOCOL" with no claim made to the exclusive right to use "MACHINE MANAGEMENT PROTOCOL" apart from the entire mark, (vi) United States Trademark Registration No. 3004886, issued by the United States Patent and Trademark Office on October 4, 2005, covering the trademark "TAGTALKER," (vii) United States Trademark Registration No. 3329348, issued by the United States Patent and Trademark Office on November 6, 2007, covering the trademark "MACHINETALKER IRFID," (viii) United States Trademark Registration No. 3329347, issued by the United States Patent and Trademark Office on November 6, 2007, covering the trademark "IRFID" (word only), (ix) United States Trademark Registration No. 3344070, issued by the United States Patent and Trademark Office on November 27, 2007, covering the trademark "IRFID" (stylized), (x) United States Trademark Registration No. 3288781, issued by the United States Patent and Trademark Office on September 4, 2007, covering the trademark "CAP," (xi) United States Trademark Registration No. 3386280, issued by the United States Patent and Trademark Office on February 19, 2008, covering the trademark "WEBTALKER," and (xii) United States Trademark Registration No. 77205781, issued by the United States Patent and Trademark Office on March 19, 2009, covering the trademark "GREENTALKER."

         In April 2002, a Patent Application to the United States Patent and Trademark Office ("USPTO") entitled "Self Coordinated Machine Network" application No. 20040114557 was filed, regarding a self coordinated machine network established by two or more machines in proximity with each other via a wired or wireless network infrastructure. The machines are configured to establish an ad hoc network between themselves for sharing information related to their common applications. New machines that come into proximity of the network infrastructure are configured to join an existing ad hoc network. Machines that power down or are removed from proximity of the network infrastructure are eliminated from the ad hoc network. Communications between the constituent machines of the ad hoc network allow the machines to self coordinate the network and redundantly store information pertaining to the common and disparate applications of the various machines that comprise the self coordinated machine network. An assignment of this application to us from the inventors, Bryan F. Roland, Mark P. Harris, and Christopher T. Kleveland was filed with the USPTO on April 23, 2002. The patent was granted on February 27, 2007, as Patent No.: US7,184,423, B2, entitled "Seft Coordinated Machine Network."

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On January 31, 2009, the holders of a majority of the total issued and outstanding common stock of the Company adopted a shareholder resolution approving a one-for-five reverse stock split of the outstanding common stock of the Company. The one-for-five reverse stock split was recorded with the Delaware Secretary of State and became effective on April 3, 2009.


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

COMMON STOCK

         The Company's common stock trades on the Pink Sheets under the symbol "MACH PK." The Company's common stock previously traded on the OTC Bulletin Board until May 15, 2009 under the symbol "MTKN", but then dropped to the Pink Sheets because we are late filing this Annual Report and our Quarterly Report on Form 10-Q for the first fiscal quarter ending March 31, 2009. As soon as we are current in our public reports with the Securities and Exchange Commission, which we anticipate in the near future, we will reapply to have our common stock listed for trading on the OTC Bulletin Board. The range of high and low bid quotations for each fiscal quarter within the last two fiscal years was as follows:

             YEAR ENDED DECEMBER 31, 2008            HIGH             LOW

   First Quarter ended March 31, 2008                $0.084           $0.03
   Second Quarter ended June 30, 2008                $0.07            $0.03
   Third Quarter ended September 30, 2008            $0.035           $0.005
   Fourth Quarter ended December 31, 2008            $0.006           $0.005

             YEAR ENDED DECEMBER 31, 2007            HIGH             LOW

   First Quarter ended March 31, 2007                $0.13            $0.09
   Second Quarter ended June 30, 2007                $0.11            $0.05
   Third Quarter ended September 30, 2007            $0.12            $0.06
   Fourth Quarter ended December 31, 2007            $0.07            $0.03

------------------------------
         The above quotations reflect inter-dealer prices, without retail markup, mark-down, or commission and may not necessarily represent actual transactions.

         As of May 31, 2009, there were approximately 280 record holders of the Company's common stock, not including shares held in "street name" in brokerage accounts which is unknown. As of May 31, 2009, there were approximately 181,976,793 shares of common stock outstanding on record.

DIVIDENDS

         The Company has not declared or paid any cash dividends on its common stock and does not anticipate paying dividends for the foreseeable future.

EQUITY COMPENSATION PLAN INFORMATION

         Effective February 15, 2002, our Board of Directors adopted the MachineTalker, Inc. 2002 Stock Option Plan for Directors, Officers, Employees and Key Consultants (the "Plan") under which a total of 20,000,000 shares of Common Stock have been reserved for issuance pursuant to the grant and exercise of up to 20,000,000 stock options. The Plan has been approved by the holders of our outstanding shares. The following table sets forth certain information regarding the Plan as of December 31, 2008:

                                                                                            NUMBER OF SECURITIES
                             NUMBER OF SECURITIES TO BE     WEIGHTED-AVERAGE EXERCISE      REMAINING AVAILABLE FOR
                               ISSUED UPON EXERCISE OF     PRICE OF OUTSTANDING STOCK   FUTURE ISSUANCE UNDER EQUITY
                              OUTSTANDING STOCK OPTIONS              OPTIONS                 COMPENSATION PLANS
                             --------------------------    --------------------------   -----------------------------
Equity compensation plans                 0                            $0                         4,000,000
approved by security
holders

         For the fiscal year ended December 31, 2008, we issued no stock options.

WARRANTS

         For the fiscal year ended December 31, 2008, we issued no warrants to purchase shares of registered or unregistered common stock.


ITEM 6. SELECTED FINANCIAL DATA.

         Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

CAUTIONARY STATEMENTS

         This Form 10-K contains financial projections and other "forward-looking statements," as that term is used in federal securities laws, about MachineTalker Inc.'s ("MachineTalker," "we," "us," or the "Company") financial condition, results of operations and business. These statements include, among others: statements concerning the potential for revenues and expenses and other matters that are not historical facts. These statements may be made expressly in this Form 10-K. You can find many of these statements by looking for words such as "believes," "expects," "anticipates," "estimates," or similar expressions used in this Form 10-K. These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause the Company's actual results to be materially different from any future results expressed or implied by the Company in those statements. The most important facts that could prevent the Company from achieving its stated goals include, but are not limited to, the following:

         (a)      volatility or decline of the Company's stock price;
         (b)      potential fluctuation in quarterly results;
         (c)      failure of the Company to earn revenues or profits;
         (d) inadequate capital to continue the business and inability to raise the additional capital or to obtain the additional financing needed to implement its business plans;
         (e) failure to commercialize the Company's technology or to make sales;
         (f)      absence of demand for the Company's products and services;
         (g)      rapid and significant changes in markets;
         (h) litigation with or legal claims and allegations by outside parties;
         (i)      insufficient revenues to cover operating costs;
         (j) failure to obtain purchase orders or contracts for our products and services, and failure of our potential customers to order products or services from us.

         Because the statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements. We caution you not to place undue reliance on the statements, which speak only as of the date of this Form 10-K. The cautionary statements contained or referred to in this section should be considered in connection with any subsequent written or oral forward-looking statements that MTI or persons acting on our behalf may issue. We do not undertake any obligation to review or confirm analysts' expectations or estimates or to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this Form 10-K or to reflect the occurrence of unanticipated events.

         The following discussion should be read in conjunction with our condensed consolidated financial statements and notes to those statements. In addition to historical information, the following discussion and other parts of this quarterly report contain forward-looking information that involves risks and uncertainties.

OVERVIEW

         During the year ended December 31, 2008 we added the capability to the Talker(R) product line to operate as roving units with connection over GSM cellular networks for posting on Internet servers so that they are able to report from anywhere in the world. This feature has been demonstrated to the produce shipping industry as placed within refrigeration trailers to monitor the temperatures maintained for perishable goods. The Company has proposed the leasing of this latest Talker(R) series where the interested customer provides the logistics for some 2,000 shipments a month all over the U. S. A special adaptation of the Talker(R) product has been supplied to read the vibration content of very high speed rotating devices referred to as "spindles", such as the head stock for large lathes and for centrifuges. Finding a change in the vibration picture can indicate that these very expensive spindles may be close to failure and should be inspected for problems before they break. We expect that the Internet reporting Talkers(R) and those being demonstrated to monitor spindles will secure new business in the next several years. These examples illustrate that our products continue in two separate industrial areas: tracking and security of goods in transit and storage, and data acquisition by servicing remote sensors over wireless connections. We have supplied these representative units to several customers for trial periods.

         Now that we have completed development of the basic product line, we continue to require additional capital to promote sales growth. Depending on the amount of additional capital available to us, we plan to invest a significant portion in sales and marketing, manufacturing inventory, and infrastructure. We cannot assure that we will be able to locate sources of capital on terms favorable to us or at all.

         We currently have four full time employees as compared to five employees during 2008. This change reflects completion of the products by our engineering staff and reduction of administration. Now that we have products to demonstrate we need to employ technical sales staff to better introduce the products to OEMs and System Integrators so that they will adopt our technology into their applications, products and services.

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

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

REVENUE

         Total revenue for the year ended December 31, 2008 increased by $17,770 to $59,500 from $41,730 in the prior year. This increase in revenue was a result of additional product being sold and recognition of $40,000 of deferred income.

COST OF SALES

         Cost of Sales ("COS") expenses decreased by $(31,289) to $1,496 for the year ended December 31, 2008 compared to the prior year. This decrease in COS expenses was the result of selling software, which requires minimal materials.

SELLING AND MARKETING EXPENSES

         Selling and marketing ("S&M") expenses decreased by $(170,124) to $102,550 for the year ended December 31, 2008 compared to the prior year. This decrease in S&M expenses was the result of a decrease in marketing exposure.

GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative ("G&A") expenses increased by $6,031 to $322,134 for the year ended December 31, 2008 compared to the prior year. This increase in G&A expenses was the result of a increase in professional fees.

RESEARCH AND DEVELOPMENT

         Research and Development ("R&D") costs decreased by $(227,328) to $120,672 for the year ended December 31, 2008 compared to the prior year. This decrease in R&D costs was the result of a decrease in testing and engineering cost.

NET LOSS

         Net Loss increased by $1,324,058 to $(2,349,831) for the year ended December 31, 2008, compared to the prior year. This increase in Net Loss was the result of the impairment of goodwill and licensing fees. Currently operating costs exceed revenue because sales are not yet sufficient to cover costs. We cannot assure when or if revenue will exceed operating costs.

LIQUIDITY AND CAPITAL RESOURCES

         MTI had net cash of $2,949 at December 31, 2008, as compared to $3,258 for the prior year.

         During the year ended December 31, 2008, MTI used $346,365 of cash for operating activities, as compared to $754,139 for the prior year. The decrease in the use of cash for operating activities was a result of a decrease in research and development cost, and selling and marketing expenses.

         Cash used in investing activities relating to a patent expenditure during the year ended December 31, 2008 was $656 compared to $7,468 for the prior year relating to investment in companies.

         Cash provided by financing activities during the year ended December 31, 2008 was $346,712 as compared to $713,411 for the prior year. Our capital needs have primarily been met from the proceeds a subsidiary, shareholder loans, and to a lesser extent, sales.

         We will have additional capital requirements during 2009 necessary to capitalize on the new intellectual property available to the Company by acquiring WDTI and MWTI and by adding their potential products to the Company's current line of potential products. If we have sufficient working capital, we also intend to invest in building our own sales force directed at the two areas of business: wireless security and wireless industrial controls. Although we cannot quantify these anticipated costs with specificity, we estimate that we will require approximately $2,000,000 in funding over the next 12 months of operations, split almost evenly between product development and a concerted marketing and sales efforts. We do not anticipate, however, any significant capital equipment expenditures. There is no assurance that marketing, research and development costs in 2009 will not exceed or vary from those costs expected by management. We intend to meet our cash requirements through sales of our products and plan to continue to generate sales leads through tradeshows and marketing. If we are unable to satisfy our cash requirements through product sales, we will attempt to raise additional capital through the sale of our common stock. There is no assurance that we will be able to raise additional capital or obtain additional financing for our business.

         We cannot assure that we will have sufficient capital to finance our growth and business operations or that such capital will be available on terms that are favorable to us or at all. We are currently incurring operating deficits that are expected to continue for the foreseeable future.

GOING CONCERN QUALIFICATION

         The Company has incurred significant losses from operations, and such losses are expected to continue. The Company's auditors have included a "Going Concern Qualification" in their report for the year ended December 31, 2008. In addition, the Company has limited working capital. The foregoing raises substantial doubt about the Company's ability to continue as a going concern. Management's plans include seeking additional capital and/or debt financing.
There is no guarantee that additional capital and/or debt financing will be available when and to the extent required, or that if available, it will be on terms acceptable to the Company. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The "Going Concern Qualification" may make it substantially more difficult to raise capital.

OFF-BALANCE SHEET ARRANGEMENTS

         None.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA OF MACHINETALKER, INC.


                               MACHINETALKER, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

                                    CONTENTS


Report of Independent Registered Public Accounting Firm ..................    18

Consolidated Balance Sheets as of December 31, 2008 and 2007..............    19

Consolidated Statement of Operations for the years ended
 December 31, 2008 and 2007...............................................    20

Consolidated Statement of Changes in Stockholders' Deficit for the
 years ended December 31, 2008 and 2007...................................    21

Consolidated Statement of Cash Flows for the years ended
 December 31, 2008 and 2007 ..............................................    25

Notes to Consolidated Financial Statements ............................... 26-35

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
MachineTalker, Inc. and Subsidiaries
(A Development Stage Company)
Santa Barbara, California

We have audited the accompanying consolidated balance sheets of MachineTalker, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years ended December 31, 2008 and 2007 and for the period from inception of the development stage on January 30, 2002 through December 31, 2008. The financial statements of MachineTalker, Inc. for the period from inception of the development stage on January 30, 2002 through December 31, 2004, were audited by other auditors whose report, dated March 18, 2005, on those financial statements included an explanatory paragraph that expressed substantial doubt about the Company's ability to continue as a going concern. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MachineTalker, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for the years ended December 31, 2008 and 2007, and for the period from inception of the development stage on January 20, 2002 through December 31, 2008, in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management's assessment of the effectiveness of MachineTalker, Inc.'s internal control over financial reporting as of December 31, 2008, included in the accompanying Form 10-K and, accordingly, we do not express an opinion thereon.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company does not generate significant revenue, it has negative cash flows from operations, and its total liabilities exceed its total assets. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/HJ Associates & Consultants, LLP
-----------------------------------
HJ Associates & Consultants, LLP
Salt Lake City, Utah
June 29, 2009

                                                 MACHINETALKER, INC.
                                            (A DEVELOPMENT STAGE COMPANY)
                                             CONSOLIDATED BALANCE SHEETS

                                                                           December 31, 2008     December 31, 2007
                                                                         --------------------  --------------------
                                                       ASSETS
CURRENT ASSETS
        Cash and cash equivalents                                        $             2,949    $            3,258
        Other receivable                                                                   -               300,000
        Inventory                                                                     39,598                39,103
        Prepaid insurance                                                                904                 5,164
                                                                         --------------------  --------------------
        TOTAL CURRENT ASSETS                                                          43,451               347,525
                                                                         --------------------  --------------------
PROPERTY & EQUIPMENT, at cost
        Machinery & equipment                                                         13,080                13,080
        Computer equipment                                                            50,351                50,351
        Furniture & fixture                                                            4,670                 4,670
                                                                         --------------------  --------------------
                                                                                      68,101                68,101
        Less accumulated depreciation                                                (58,575)              (49,186)
                                                                         --------------------  --------------------
        NET PROPERTY AND EQUIPMENT                                                     9,526                18,915
                                                                         --------------------  --------------------
OTHER ASSETS
        Patents                                                                          656                     -
        Purchase option, Regents                                                       5,000                 5,000
        License fees                                                                       -                66,627
        Goodwill                                                                           -             1,715,000
        Security deposit                                                               2,975                 2,975
                                                                         --------------------  --------------------
        TOTAL OTHER ASSETS                                                             8,631             1,789,602
                                                                         --------------------  --------------------

          TOTAL ASSETS                                                   $            61,608   $         2,156,042
                                                                         ====================  ====================

                                   LIABILITIES AND SHAREHOLDERS' EQUITY/(DEFICIT)
CURRENT LIABILITIES
        Accounts payable                                                 $            91,046   $            42,507
        Accrued expenses                                                             294,867               190,359
        Accrued interest, other (note 9)                                               9,445                 1,624
        Accrued interest, related party (note 10)                                    101,501                52,679
        Unearned revenues                                                             38,817                30,000
        Convertible promissory note (note 9)                                          84,000                65,000
        Notes payable, related party (note 10)                                       399,342               384,342
                                                                         --------------------  --------------------
        TOTAL CURRENT LIABILITIES                                                  1,019,018               766,511
                                                                         --------------------  --------------------
LONG TERM LIABILITIES
        Unearned revenues                                                                  -                48,817
        Convertible promissory note, related party (note 10)                               -               436,000
                                                                         --------------------  --------------------
        TOTAL LONG TERM LIABILITIES                                                        -               484,817
                                                                         --------------------  --------------------

          TOTAL  LIABILITIES                                                       1,019,018             1,251,328
                                                                         --------------------  --------------------
SHAREHOLDERS' EQUITY/(DEFICIT)
        Common stock, $.001 par value;
         500,000,000 authorized shares;
         44,186,700 and 43,730,121 shares issued and outstanding,
         respectively                                                                 44,187                43,730
        Additional paid in capital                                                 5,874,333             5,387,083
        Deficit accumulated  during the development stage                         (6,875,930)           (4,526,099)
                                                                         --------------------  --------------------
        TOTAL SHAREHOLDERS' EQUITY/(DEFICIT)                                        (957,410)              904,714
                                                                         --------------------  --------------------
          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY/(DEFICIT)           $            61,608   $         2,156,042
                                                                         ====================  ====================
               The accompanying notes are an integral part of these consolidated financial statements

                                                     MACHINETALKER, INC.
                                                (A DEVELOPMENT STAGE COMPANY)
                                            CONSOLIDATED STATEMENTS OF OPERATIONS




                                                                                Year Ended                From Inception
                                                                   ------------------------------------- January 30,2002
                                                                                                             through
                                                                   December 31, 2008  December 31, 2007  December 31, 2008
                                                                   ------------------ ------------------ ------------------
REVENUE                                                            $          59,500  $          41,730  $      1,084,079

COST OF SALES                                                                  1,496             32,785           454,570
                                                                   ------------------ ------------------- -----------------

GROSS PROFIT (DEFICIT)                                                        58,004              8,945           629,509
                                                                   ------------------ ------------------- -----------------

OPERATING EXPENSES
   Selling and marketing expenses                                            102,550            272,674         1,255,053
   General and administrative expenses                                       322,134            316,103         2,560,230
   Stock compensation expense                                                 12,831             17,092            69,778
   Research and development                                                  120,672            348,000         1,439,865
   Depreciation and amortization expense                                      37,513             30,323           110,899
   Impairment of goodwill and license fees                                 1,753,502                  -         1,753,502
                                                                   ------------------ ------------------------------------

        TOTAL OPERATING EXPENSES                                           2,349,202            984,192         7,189,327
                                                                   ------------------ ------------------------------------

LOSS FROM OPERATIONS                                                      (2,291,198)          (975,247)       (6,559,818)
                                                                   ------------------ ------------------------------------

OTHER INCOME/(EXPENSE) BEFORE PROVISION FOR INCOME TAXES
  Interest Income                                                                 11                 15            10,251
  Interest Expense                                                           (56,926)           (48,510)         (245,177)
  Penalties                                                                     (118)                 -              (155)
  Loss on Investment                                                               -             (2,468)          (74,468)
  Gain/(Loss) on Sale of Asset                                                     -              1,237              (963)
                                                                   ------------------ ------------------------------------
TOTAL OTHER INCOME/(EXPENSES)                                                (57,033)           (49,726)         (310,512)
                                                                   ------------------ ------------------------------------

LOSS BEFORE PROVISION FOR INCOME TAXES                                    (2,348,231)        (1,024,973)       (6,870,330)

PROVISION FOR INCOME TAXES                                                    (1,600)              (800)           (5,600)
                                                                   ------------------ ------------------------------------

NET LOSS                                                           $      (2,349,831) $      (1,025,773)  $    (6,875,930)
                                                                   ================== ====================================


BASIC AND DILUTED LOSS PER SHARE                                   $           (0.05) $           (0.03)
                                                                   ================== ==================

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
      BASIC AND DILUTED                                                   43,865,308         33,435,316
                                                                   ================== ==================

                   The accompanying notes are an integral part of these consolidated financial statements

                                                     MACHINETALKER, INC.
                                                (A DEVELOPMENT STAGE COMPANY)
                                       CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
                                   FROM INCEPTION THROUGH THE YEAR ENDED DECEMBER 31, 2008
                                                                                                   Accumulated
                                                                                                 Deficit During
                                                               Common stock         Additional        the
                                                         -------------------------    Paid-in      Development
                                                           Shares        Amount       Capital        Stage        Total
                                                         ------------ ------------ -------------- ------------ ------------
Balance from original Issuance at January 30, 2002
($0.00085 per share) ($7,650 in cash and a patent at
 a fair value of $5,100)                                  15,000,000  $    15,000  $      (2,250) $         -  $    12,750

Issuance of common stock in February and March 2002
($0.25 per share in cash)                                    500,000          500        124,500            -      125,000

Issuance of common stock in April 2002
(40,000 shares at $0.25 per share in cash)                    40,000           40          9,960            -       10,000

Issuance of common stock in April 2002
 (40,000 shares as finders fees)                              40,000           40            (40)           -            -

Issuance of common stock in May 2002
(280,000 shares at $0.25 per share in cash)                  280,000          280         69,720            -       70,000

Issuance of common stock in May 2002
(40,000 shares as finders fees)                               40,000           40            (40)           -            -

Issuance of common stock in June 2002
($0.50 per share in cash)                                    100,000          100         49,900            -       50,000

Net Loss for the year ended December 31, 2002                      -            -              -     (852,600)    (852,600)
                                                         ------------ ------------ -------------- ------------ ------------
Balance at December 31, 2002                              16,000,000       16,000        251,750     (852,600)    (584,850)

Issuance of common stock in January 2003
 ($0.0609 per share in cash)                               2,104,580        2,105        125,895            -      128,000

Issuance of common stock in March 2003
 ($0.0609 per share in cash)                                 164,420          164          9,836            -       10,000

Net Loss for the year ended December 31, 2003                      -            -              -     (394,115)    (394,115)
                                                         ------------ ------------ -------------- ------------ ------------
Balance, December 31, 2003                                18,269,000       18,269        387,481   (1,246,715)    (840,965)

Issuance of common stock in January 2004
  (5,000 shares valued at $6,250 for services                  5,000            5          6,245            -        6,250

Issuance of common stock in June 2004
  (3,200,000 shares at $0.125 per share
   in conversion debt)                                     3,200,000        3,200        396,800            -      400,000

Issuance of common stock in June 2004
  (2,000,000 shares at $0.125 per share for services)      2,000,000        2,000        248,000            -      250,000

Issuance of common stock in July
  through December 31, 2004 for cash                       4,912,000        4,912        609,088            -      614,000

Net Loss for the year ended December 31, 2004                      -            -              -     (573,454)    (573,454)
                                                         ------------ ------------ -------------- ------------ ------------
Balance at December 31, 2004                              28,386,000       28,386      1,647,614   (1,820,169)    (144,169)

                   The accompanying notes are an integral part of these consolidated financial statements

                                      -21-


                                                     MACHINETALKER, INC.
                                                (A DEVELOPMENT STAGE COMPANY)
                                       CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
                                   FROM INCEPTION THROUGH THE YEAR ENDED DECEMBER 31, 2008

                                                                                                   Accumulated
                                                                                                 Deficit During
                                                               Common stock         Additional        the
                                                         -------------------------    Paid-in      Development
                                                           Shares        Amount       Capital        Stage        Total
                                                         ------------ ------------ -------------- ------------ ------------
Issuance of common stock in January 2005
  (2,744,000 shares at $0.125 per share for cash)          2,744,000        2,744        340,256            -      343,000

Issuance of common stock in March 2005
  (60,000 shares at $0.10 per share for cash)                 60,000           60         29,940            -       30,000

Issuance of 763,400 warrants for services                                                129,550            -      129,550

Issuance of common stock in April 2005
  (60,000 shares at $0.50 per share for cash)                 60,000           60         29,940            -       30,000

Issuance of common stock in May 2005
  (53,410 shares at fair value for services)                  53,410           53          8,015            -        8,068

Issuance of common stock in May 2005
  (290,000 shares at $0.50 per share for cash)               290,000          290        144,710            -      145,000

Issuance of common stock in June 2005
  (210,000 shares at $0.50 per share for cash)               210,000          210        104,790            -      105,000

Issuance of 52,000 warrants for services                           -            -         23,400            -       23,400

Net Loss for the year ended December 31, 2005                      -            -              -   (1,068,190)  (1,068,190)
                                                         ------------ ------------ -------------- ------------ ------------
Balance at December 31, 2005                              31,803,410       31,803      2,458,215   (2,888,359)    (398,341)

Common stock warrants exercised in March 2006
   (63,000 common stock warrants exercised at $0.125)         63,000           63          7,812            -        7,875

Private Placement in 2nd Qtr 2006
   (80,000 shares at $0.75 per share for cash)                80,000           80         59,920            -       60,000

Stock Compensation Cost                                            -            -         35,008            -       35,008

Common stock warrants exercised in August 2006
   (10,000 common stock warrants exercised at $0.125)         10,000           10          1,240            -        1,250

Issuance of common stock in December 2006
   (31,429 shares issued at $0.35 for cash)                   31,429           31         10,969            -       11,000

Investment in Sense Comm
   (120,000 common stock issued at $0.60 per share at FMV)   120,000          120         71,880            -       72,000

Stock Compensation Cost                                            -            -          4,847            -        4,847

Issuance of 124,000 warrants for services                          -            -         46,861            -       46,861


Net Loss for the year ended December 31, 2006                      -            -              -     (611,967)    (611,967)
                                                         ------------ ------------ -------------- ------------ ------------
Balance at December 31, 2006                              32,107,839       32,107      2,696,752   (3,500,326)    (771,467)


                   The accompanying notes are an integral part of these consolidated financial statements


                                                     MACHINETALKER, INC.
                                                (A DEVELOPMENT STAGE COMPANY)
                                       CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
                                   FROM INCEPTION THROUGH THE YEAR ENDED DECEMBER 31, 2008
                                                                                                 Accumulated
                                                                                                 Deficit During
                                                               Common stock         Additional        the
                                                         -------------------------    Paid-in      Development
                                                           Shares        Amount       Capital        Stage        Total
                                                         ------------ ------------ -------------- ------------ ------------
Common stock warrants exercised in January 2007
   (6,364 common stock warrants exercised for cash
    at $0.60)                                                  6,364            6          3,812            -        3,818

Issuance of common stock in January 2007
   (165,714  shares at $0.35 per share for cash)             165,714          166         57,834            -       58,000

Issuance of common stock in February 2007
   (40,000 shares at $0.35 per share for cash)                40,000           40         13,960            -       14,000

Issuance of 120,000 warrants for services                          -            -         49,487            -       49,487

Issuance of common stock in April 2007
   (160,000 shares at $0.35 per share for cash)              160,000          160         55,840            -       56,000

Issuance of common stock in April 2007
   (7,652 shares at $0.50 per share for services)              7,652            8          3,818            -        3,826

Exercise of stock options in June 2007
  (50,000 shares at $0.125 per share for cash)                50,000           50          6,200            -        6,250

Conversion of note to common stock in June 2007
   (571,429 shares at $0.35 per share in conversion
    of debt)                                                 571,429          572        199,428            -      200,000

Issuance of common stock in June 2007
   (80,000 shares at $0.25 per share for cash)                80,000           80         19,920            -       20,000

Issuance of common stock in July 2007
   (308,000 shares at $0.25 per share for cash)              308,000          308         76,692            -       77,000

Issuance of common stock in July 2007
   (600,000 shares at $0.40 per share for purchase
    of investm                                               600,000          600        239,400            -      240,000

Issuance of common stock in August 2007
   (20,000 shares at $0.25 per share for cash)                20,000           20          4,980            -        5,000

Issuance of common stock in September 2007
   (96,000 shares at $0.25 per share for cash)                96,000           96         23,904            -       24,000

Issuance of 41,667 warrants for services                           -            -         12,345            -       12,345

Stock compensation cost                                            -            -         17,092            -       17,092

Issuance of common stock in October 2007
   (200,000 shares at $0.25 per share for cash)              200,000          200         49,800            -       50,000

Issuance of common stock in November 2007
   (17,123 shares at $0.30 per share for services)            17,123           17          5,119            -        5,136

Issuance of common stock in December 2007
   (1,725,000 shares at $0.20 per share for license fees)  1,725,000        1,725        343,275            -      345,000

Issuance of common stock in December 2007
   (7,575,000 shares at $0.20 per share for purchase of
    subsidiary)                                            7,575,000        7,575      1,507,425            -    1,515,000

Net Loss for the year ended December 31, 2007                      -            -              -   (1,025,773)  (1,025,773)
                                                         ------------ ------------ -------------- ------------ ------------
Balance at December 31, 2007                              43,730,121       43,730      5,387,083   (4,526,099)     904,714

                   The accompanying notes are an integral part of these consolidated financial statements


                                                     MACHINETALKER, INC.
                                                (A DEVELOPMENT STAGE COMPANY)
                                       CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
                                   FROM INCEPTION THROUGH THE YEAR ENDED DECEMBER 31, 2008
                                                                                                   Accumulated
                                                                                                 Deficit During
                                                               Common stock         Additional        the
                                                         -------------------------    Paid-in      Development
                                                           Shares        Amount       Capital        Stage        Total
                                                         ------------ ------------ -------------- ------------ ------------
Issuance of common stock in March 2008
   (13,246 shares at $0.25 per share for services)            13,246           13          3,298            -        3,311

Issuance of common stock in July 2008
   (73,333 shares at $0.125 per share for services)           73,333           74          9,094            -        9,168

Issuance of common stock in September 2008
   (300,000 shares at $0.035 per share for services)         300,000          300         10,200            -       10,500

Stock compensation cost                                            -            -         12,831            -       12,831

Issuance of common stock in September 2008
   (70,000 shares at $0.0455 per share for services)          70,000           70          3,115            -        3,185

Contributed capital by shareholder                                 -            -        448,712            -      448,712

Net Loss for the year ended December 31, 2008                      -            -              -   (2,349,831)  (2,349,831)
                                                         ------------ ------------ -------------- ------------ ------------

Balance at December 31, 2008                              44,186,700  $    44,187  $   5,874,333  $ (6,875,930)$  (957,410)
                                                         ============ ============ ============== ============ ============
































                   The accompanying notes are an integral part of these consolidated financial statements

                                                   MACHINETALKER, INC.
                                              (A Development Stage Company)
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                            Year Ended
                                                                 ------------------------------------  From Inception
                                                                                                      January 30, 2002
                                                                                                          through
                                                                 December 31, 2008  December 31, 2007 December 31, 2008
                                                                 -----------------  ----------------- -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
        Net loss                                                 $    (2,349,831)   $  (1,025,773)    $ (6,875,930)
        Adjustments to reconcile net loss to net cash
          used in operating activities
          Depreciation and amortization                                   37,513           30,323          110,899
          Issuance of common shares and warrants for  services            26,164           70,795          561,088
          Issuance of common shares in conversion of debt                      -                -          400,000
          Write off of investment value                                        -            2,468           74,468
          Stock Compensation Cost                                         12,831           17,092           69,778
          Gain on sale of asset                                                -           (1,237)          (1,237)
          Impairment of goodwill and license fees                      1,753,502                -        1,753,502
          Disposal of asset                                                    -                -            4,200
        Changes in Assets and Liabilities
       (Increase) Decrease in:
          Inventory                                                         (495)           9,373          (39,598)
          Employee Advances                                                    -              227                -
          Prepaid Expenses                                                 4,260           (1,028)            (904)
          Deposits                                                             -                -           (2,975)
        Increase (Decrease) in:
          Accounts payable                                                48,540            4,241           91,046
          Accrued expenses                                               161,151          179,380          405,813
          Unearned revenue                                               (40,000)         (40,000)          38,817
                                                                 -----------------  ----------------- -----------------
        NET CASH USED IN OPERATING ACTIVITIES                           (346,365)        (754,139)      (3,411,033)
                                                                 -----------------  ----------------- -----------------
NET CASH FLOWS USED IN INVESTING ACTIVITIES:
        Purchase of property and equipment                                     -           (1,055)         (73,754)
        Patent expenditures                                                 (656)               -             (656)
        Sale of asset                                                          -            1,963            1,963
        Investment in companies                                                -           (7,468)          (7,468)
                                                                 -----------------  ----------------- -----------------
        NET CASH USED IN INVESTING ACTIVITIES                               (656)          (6,560)         (79,915)
                                                                 -----------------  ----------------- -----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
        Proceeds from notes payable, related party                        60,000          334,342        1,080,342
        Proceeds from convertible promissory note                         19,000          110,000          129,000
        Repayment of notes payable, related party                        (45,000)         (45,000)         (90,000)
        Contributed capital by shareholder                                12,712                -           12,712
        Proceeds from purchase of subsidiary                             300,000                -          300,000
        Proceeds from issuance of common stock                                 -          314,069        2,054,193
                                                                 -----------------  ----------------- -----------------
        NET CASH PROVIDED BY FINANCING ACTIVITIES                        346,712          713,411        3,486,247
                                                                 -----------------  ----------------- -----------------
                NET DECREASE IN CASH                                        (309)         (47,288)          (4,701)

CASH, BEGINNING OF PERIOD                                                  3,258           50,546            7,650
                                                                 -----------------  ----------------- -----------------
CASH, END OF PERIOD                                              $         2,949    $       3,258     $      2,949
                                                                 =================  ================= =================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Interest paid                                                 $             -    $         174     $    133,948
                                                                 =================  ================= =================
   Income taxes                                                  $         1,600    $         800     $      4,000
                                                                 =================  ================= =================
SUPPLEMENTAL SCHEDULE OF NON-CASH TRANSACTIONS
     During the year ended  December 31, 2008,  the Company  expensed  compensation  cost of $12,831 related to the vesting of employee  stock  options;  issued  456,579 shares of common stock for services at a fair value of $30,819;  Loss on  impairment  of goodwill  and license fees in the amount of  $1,753,502;  Also,  a  shareholder  loan in the amount of $436,000  was forgiven and recorded as additional  paid in capital.  During the year ended  December 31, 2007, the Company expensed compensation cost of $17,092 related to the vesting of employee stock options; 186,242 shares of common  stock  issued for  services  for a fair value of $70,795;  600,000  shares of common stock issued to acquire 100% of the total issued and outstanding  stock of WDT from UTEK for a value of $240,000; 9,300,000 shares of common stock issued to purchase 100% of the assets of MWTI and 100% of the total  issued  and  outstanding  stock of MWTI from UTEK for a value of
     $1,860,000;  the Company  issued 571,429 shares of common stock in conversion of debt valued at
     $200,000.
                 The accompanying notes are an integral part of these consolidated financial statements

                              MACHINETALKER, INC.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                           December 31, 2008 and 2007


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

     GOING CONCERN
     The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company does not generate significant revenue, and has negative cash flows from operations, which raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, an additional cash infusion. As discussed in note 5, the Company has obtained funds from its shareholders since its inception through 2008. Management believes this funding will continue, and is also actively seeking new investors. Management believes the existing shareholders and the prospective new investors will provide the additional cash needed to meet the Company's obligations as they become due, and will allow the development of its core of business.

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

     DEVELOPMENT STAGE ACTIVITIES AND OPERATIONS
     The Company has been in its initial stages of formation and for the year ended December 31, 2008, had insignificant revenues. FASB #7 defines a development stage activity as one in which all efforts are devoted substantially to establishing a new business and even if planned principal operations have commenced, revenues are insignificant.

                              MACHINETALKER, INC.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                           December 31, 2008 and 2007


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     REVENUE RECOGNITION
     The Company recognizes revenue in accordance with the Securities and Exchange Commission ("SEC") Staff Accounting Bulletin No. 104, "Revenue Recognition in Financial Statements" ("SAB 104"). The Company recognizes revenue upon delivery, provided that evidence of an arrangement exists, title, and risk of loss have passed to the customer, fees are fixed or determinable, and collection of the related receivable is reasonably assured. The Company records revenue net of estimated product returns, which is based upon our return policy, sales agreements, management estimates of potential future product returns related to current period revenue, current economic trends, changes in customer composition and historical experience. The Company accrues for warranty costs, sales returns, and other allowances based on its experience which tells the Company it has less than $25,000 per year in warranty returns and allowances. Generally, the Company extends credit to its customers and does not require collateral. The Company performs ongoing credit evaluations of its customers and historic credit losses have been within the Company's expectations. The Company does not ship a product until it has either a purchase agreement or rental agreement signed by the customer with a payment arrangement. This is a critical policy, because the Company wants its accounting to show only sales which are "final" with a payment arrangement. The Company does not make consignment sales, nor inventory sales subject to a "buy back" or return arrangement from customers. Accordingly, original equipment manufacturers do not presently have a right to return unsold products to the Company.

     The Company also grants exclusive licenses for the use of the technology required to operate its products. The Company recognizes revenue from software licensing arrangements under SOP 97-2 "Software Revenue Recognition," as amended by SOP-98-9, Modification of SOP 97-2, "Software Revenue Recognition with Respect to Certain Transactions." For those contracts that either do not contain a services component or that have services which are not essential to the functionality of any other element of the contract, software license revenue is recognized over the contract period.

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

     PROPERTY AND EQUIPMENT
     Property and equipment are stated at cost, and are depreciated using the straight line method over its estimated useful lives:

         Machinery & equipment                                5 Years
         Furniture & fixtures                               5-7 Years
         Computer equipment                                   5 Years

     Depreciation expense as of December 31, 2008 and 2007 was $9,389 and $11,951, respectively.

     FAIR VALUE OF FINANCIAL INSTRUMENTS
     SFAS No. 107, "Disclosures About Fair Value of Financial Instruments", requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of December 31, 2008 and 2007, the amounts reported for cash, accounts receivable, accounts payable, accrued interest and other expenses, and notes payable approximate the fair value because of their short maturities.

                              MACHINETALKER, INC.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                           December 31, 2008 and 2007


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     INVENTORY
     Inventories are stated at the lower of cost (first-in, first-out basis) or market, and consists of raw materials. As of December 31, 2008 and 2007, the value of the inventory was $39,598 and 39,103, respectively.

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

     The Company adopted FAS 123R using the modified prospective method which requires the application of the accounting standard as of June 30, 2006. Our financial statements as of and for the year ended December 31, 2008 reflect the impact of adopting FAS 123R. In accordance with the modified prospective method, the financial statements for prior periods have not been restated to reflect, and do not include, the impact of FAS 123R.

     ADVERTISING
     The Company expenses advertising costs as incurred. Advertising costs for the years ended December 31, 2008 and 2007 were $8,613 and $26,228, respectively.

     RESEARCH AND DEVELOPMENT COSTS
     Research and development costs are expensed as incurred. These cost consist primarily of salaries and direct payroll related costs. The costs for the years ended December 31, 2008 and 2007 were $120,672 and $348,000, respectively.

     CONCENTRATION OF CREDIT RISK
     The Company is potentially exposed to concentrations of credit risk with trade accounts receivable, because the Company has a major customer who represented approximately 99% of total revenue as of the years ended December 31, 2008 and 2007.

     LOSS PER SHARE CALCULATIONS
     The Company adopted Statement of Financial Standards ("SFAS") No. 128 for the calculation of "Loss per Share". SFAS No. 128 dictates the calculation of basic earnings per share and diluted earnings per share. Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company's diluted loss per share is the same as the basic loss per share for the years ended December 31, 2008, and 2007 as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss. The weighted average number of shares used for the calculation of the loss per share considers the stock split as if it had occurred on January 1, 2003.

                              MACHINETALKER, INC.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                           December 31, 2008 and 2007

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

     GOODWILL
     Goodwill represents the excess of the purchase price over the fair value assigned to identifiable net assets acquired of subsidiary companies. Goodwill is not amortized, rather it is tested for impairment annually or more frequently if events or circumstances indicate that the asset might be impaired. The Company does not have the funds to pursue the wireless and wideband technologies (see note 11), which resulted in impairment. Goodwill impairment is measured as the excess of the carrying amount over the implied fair value. The impairment of Goodwill for the years ended December 31, 2008 and 2007 are $1,715,000 and $0, respectively.

     OTHER INTANGIBLE ASSETS
     License fees were amortized over their useful lives of 1-7 years, and are reviewed for impairment when warranted by economic condition. The amortization recorded for the year ended December 31, 2008 and 2007 were $28,125 and $18,373, respectively. Due to the Company not having the funds to pursue the wireless and wideband technologies (see note 11), the remaining balance of $38,502 was recorded as impairment as of December 31, 2008.

     RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
     In September 2006, the FASB issued SFAS 157, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective as of the beginning of our 2008 fiscal year. The adoption of SFAS 157 had no impact on our financial statements.

     The Company has reviewed other recent accounting pronouncements and believe them to be not applicable or immaterial to the Company.

     RECLASSIFICATION OF EXPENSES
     Certain expenses for the year ended December 31, 2007 were reclassified to conform to the expenses for the year ended December 31, 2008.

                              MACHINETALKER, INC.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                           December 31, 2008 and 2007
3.   INCOME TAXES

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

     At December 31, 2008 and 2007 there were no tax positions for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

     The Company's policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the period ended December 31, 2008, the Company did not recognize interest and penalties.

     At December 31, 2008, the Company had net operating loss carry-forwards of approximately $4,059,400 that may be offset against future taxable income from the year 2009 through 2029. No tax benefit has been reported in the December 31, 2008 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

4.   DEFERRED TAX BENEFIT

     The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the year ended December 31, 2008 and 2007 due to the following:

                                             2008                2007
                                        ----------------   -----------------
        Book Income                     $      (939,782)   $       (410,309)
        Depreciation                            (61,723)            (66,359)
        R&D                                       4,363              12,928
        Contributions                               400                   -
        State Tax Expense Deduction                   -                (320)
        Meals & Entertainment                       325                 486
        Related Party Accrual                    64,460              83,478
        Non deductible impairment of
         goodwill and license fees              717,046              35,155
        State franchise taxes                     1,600                 800
        Valuation Allowance                     214,911             344,941
                                        ----------------   -----------------

        Income tax expense              $         1,600    $            800
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

                              MACHINETALKER, INC.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                           December 31, 2008 and 2007

4.   DEFERRED TAX BENEFIT (continued)

     Net deferred tax liabilities consist of the following components as of December 31, 2008 and 2007:


                                         2008             2007
                                     -------------    -------------
        Deferred tax assets:
          NOL Carryover              $  1,623,742     $  1,476,163
          R & D                           125,695          112,172
          Contributions                       692                -
          Related party accruals          162,326           97,900
          Depreciation                        440

        Deferred tax liabilities:
          Depreciation                          -         (298,840)

        Less valuation allowance       (1,912,895)      (1,387,395)
                                     -------------    -------------
        Net deferred tax asset       $           -    $           -
                                     =============    =============

     Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry-forwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry-forwards may be limited as to use in future years.

5.   CAPITAL STOCK

     In May 2009, the Company effected a five to one reverse split of its common stock. The financial statements have been retroactively restated for the effects of the stock split.

     During the year ended December 31, 2008, the Company issued 456,579 shares of common stock for services at a fair value of $26,164, at prices between $0.035 and $0.25 per share. During the year ended December 31, 2007, the Company through a private placement issued 704,000 shares of common stock for cash of $176,000 at a price of $0.25; 600,000 shares issued to purchase stock in a company at a price of $0.40 per share valued at $240,000; 365,714 shares of common stock for cash of $128,000 at a price of $0.35; 6,364 shares of common stock were issued for cash of $3,818, for warrants exercised at a price of $0.60 per share; 365,714 shares of common stock issued for the conversion of a note payable of $200,000 at a price of $0.35 per share; 50,000 shares of common stock issued for the exercise of employee stock options for $6,250 at a price of $0.125 per share; 7,652 shares of common stock issued for services at a fair value of $3,826 at a price of $0.50 per share; 17,123 shares of commons stock issued for services at a fair value of $5,136; 1,725,000 shares of common stock issued for license fees at a fair value of $345,000; 7,575,000 shares of common stock issued for purchase of a subsidiary at a fair value of $1,515,000.

                              MACHINETALKER, INC.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                           December 31, 2008 and 2007

6.   STOCK OPTIONS AND WARRANTS

     The Company adopted a Stock Option Plan for the purposes of granting stock options to its employees and others providing services to the Company, which reserves and sets aside for the granting of Options for Twenty Million (4,000,000) shares of Common Stock. Options granted under the Plan may be either Incentive Options or Nonqualified Options and shall be administered by the Company's Board of Directors ("Board"). Each option shall be exercisable in full or in installments and at such times as designated by the Board. Notwithstanding any other provision of the Plan or of any Option agreement, each Option shall expire on the date specified in the Option agreement, which date shall not be later than the tenth anniversary from the effective date of this option. During the years ended December 31, 2008 and 2007, the Company granted 0 stock options. The stock options vest as follows: 25% from the date of employment and 1/36 every 30 days thereafter until the remaining stock options have vested. The stock options are exercisable for a period of ten years from the date of grant at an exercise price of $0.125, $0.25, or $0.50 per share, as adjusted for the five for one reverse split of the Company's common stock.

                                                     2008              2007
                                              ----------------  ----------------
      Risk free interest rate                  4.08% to 4.47%    4.08% to 4.47%
      Stock volatility factor                  1%                1%
      Weighted average expected option life    10 years          10 years
      Expected dividend yield                  None              None


     A summary of the Company's stock option activity and related information follows:

                                                        2008                          2007
                                            ----------------------------   ---------------------------
                                                            Weighted                       Weighted
                                               Number        average          Number       average
                                                 of         exercise            of         exercise
                                               Options        price           Options        price
                                            ----------------------------   ---------------------------
Outstanding, beginning of year                  1,690,000       $ 0.255        1,740,000      $ 0.255
Granted                                                 -             -                -            -
Exercised                                               -             -          (50,000)           -
Expired                                        (1,690,000)            -                -            -
                                            ----------------------------   ---------------------------
Outstanding, end of year                                -       $     -        1 690,000      $ 0.255
                                            ============================   ===========================
Exercisable at the end of year                          -       $     -        1,650,425      $ 0.260
                                            ============================   ===========================
Weighted average fair value of
  options granted during the year                               $ 0.000                       $ 0.500
                                                           =============                   ===========


     Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the financial statements of operations during the year ended December 31, 2008, included compensation expense for the stock-based payment awards granted prior to, but not yet vested, as of December 31, 2008 based on the grant date fair value estimated in accordance with the pro forma provisions of FAS 148, and compensation expense for the stock-based payment awards granted subsequent to December 31, 2008, based on the grant date fair value estimated in accordance with FAS 123R. As stock-based compensation expense recognized in the statement of income for the year ended December 31, 2008 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. FAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the pro forma information required under FAS 148 for the periods prior to the year ended December 31, 2008, we accounted for forfeitures as they occurred. The stock-based compensation expense recognized in the statement of operations during the year ended December 31, 2008 and 2007 is $12,831 and $17,092, respectively.

                              MACHINETALKER, INC.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                           December 31, 2008 and 2007

6.   STOCK OPTIONS AND WARRANTS (continued)

     WARRANTS
     During the year ended December 31, 2008, the Company issued no warrants. During the year ended December 31, 2007, the Company issued 161,667 warrants for services with a fair value of $61,832 determined using the Black Scholes pricing model; 6,364 of these warrants were exercised at a price of $0.60 per share. At December 31, 2008 the Company had a total of 866,400 warrants to purchase 866,400 shares of common stock outstanding.

7.   INVESTMENT IN EQUITY SECURITIES

     During the year ended December 31, 2007, the Company issued 9,900,000 shares of common stock for a value of $2,100,000 to purchase 100% ownership of the Company's intellectual technology (see note 11).

8.   LOSS ON INVESTMENT

    During the year ended December 31, 2007, the Company invested $2,468 to acquire a 20% ownership in Listen4U, LLC. Listen4U is a newly formed company that has developed a new technology called listen4leaks. Listen4leaks is an inexpensive, small and easy to use device, which detects leaks in pipes. The investment has no value as of December 31, 2008 and 2007. The impact of SFAS No. 115 on the years ended December 31, 2008 and 2007 results of operations were $0 and $2,468, respectively.

9.   CONVERTIBLE PROMISSORY NOTES

     During the year ended December 31, 2007, the Company entered into a two (2) year convertible promissory note that matures October 16, 2009. The principal amount of the note is $65,000, which bears interest at 12% per annum. The principal is convertible into shares of common stock at $0.25 per share.

     During the year ended December 31, 2008, the Company received a loan of $19,000 from an investor. The loan bears interest at 6% per annum. The principal is convertible into shares of common stock at a price of $0.01 per share.

10.  RELATED PARTY

     The Company leases its premises from a company in which our majority shareholders are minority shareholders. The Company rents on a month-to-month basis. The rent expense for the years ended December 31, 2008 and 2007 amounted to $15,594 and $16,641, respectively for each year.

     At December 31, 2008, the Company's President and Chief Executive Officer forgave the convertible note of $436,000, which is principal only. The note bears interest at 6% per annum. The note was to be converted into 3,488,000 shares of common stock at a price of $0.125 per share. The principal on the note was restated as contributed capital. The interest due as of December 31, 2008 and 2007 were $56,842 and $30,536, respectively.

     During the year ended December 31, 2007, the Company converted $200,000 of a $250,000 loan from the Company's' President and Chief Executive Officer into 571,429 common shares, and the remaining $50,000 loan bears interest at the rate of 6% per annum. The interest due as of December 31, 2008 and 2007, were $4,595 and $1,595, respectively.

     During the year ended December 31, 2008 and 2007, the Company's President and Chief Executive officer loaned the Company $60,000 and $334,342, respectively. The balance of the note as of December 31, 2008 was $349,342 and bears interest at 6% per annum. The interest due as of December 31, 2008 and 2007, were $40,064 and $20,548, respectively.

                              MACHINETALKER, INC.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                           December 31, 2008 and 2007

11.  BUSINESS COMBINATIONS

     During December 2007, we acquired 100% of the total issued and outstanding stock of Micro Wireless Technologies, Inc. (MWTI) in transactions accounted for under FAS 141, issuing 9,300,000 shares of MachineTalkers, Inc. (MTI) common stock. MWTI contains an exclusive license to a technology which embeds physical and chemical property sensing capabilities with RF transmission systems, thereby taking a direct conversion approach to micro-wireless sensing technology. This environment sensor has the potential to combine traditional sensor and telemetry capabilities into one function.

     During July 2007, we acquired 100% of the total issued and outstanding stock of Wideband Detection Technologies, Inc. in transactions accounted for under FAS 141, issuing 600,000 shares of MachineTalkers, Inc. common stock. WDTI contains technology that provides a potential network of sensors that can monitor an area for intrusion detection and relay the sensed data to a satellite or another receiver.

     The acquisition of these companies is designed to enhance our service offerings for wireless and wideband technology. MWTI and WDTI are now wholly owned subsidiaries of MTI.

     Under the purchase method of accounting, the transactions were valued, for accounting purposes at $2,100,000, which was the value per share as of the close of business on the respective purchase dates. The assets and liabilities of MWTI and WDTI were recorded at their respective fair values as of the date of acquisition. The following table summarizes these values:


                                                Purchase Price Allocation
                                                ---------------------------
                                                        Year Ended
                                                        12/31/2007
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
        ===================================================================

                              MACHINETALKER, INC.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                           December 31, 2008 and 2007


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
                                                ============    ============    ===========     ============    ================

     During  the  year  ended   December  31,  2008,   all   transactions   were
     consolidated.

12.  STOCK TRANSFER ERROR

     During the year ended December 31, 2008, the Company discovered that the Transfer Agent, Computershare, Inc. had double issued 100,000 (20,000 effected split) shares of common stock, which misstated the number of common shares outstanding. Computershare has stated that it will either retrieve those shares or will purchase shares on the open market to replace them into the Company's treasury. There was no material effect to the financial statements.

13.  SUBSEQUENT EVENTS

     During April 2009, the Company issued 6,200,000 shares of common stock for services for a value of $62,000.

     During April 2009, the Company issued 34,700,000 shares of common stock to pay off the debt of $347,000 held as a convertible promissory note by the President and Chief Executive Officer of the Company. The remaining principal of $2,342 was forgiven and will be recorded as contributed capital.

     During May 2009, the Company issued 93,240,094 shares of common stock for $100,000 to two investors for acquisition of a 51% beneficial ownership of the Company.

     During May 2009, the Company issued 1,750,000 shares of common stock for services for a value of $17,500.

     During May 2009, the Company issued 1,900,000 shares of common stock to pay off the debt of $19,000 held as a convertible promissory note by an investor.

     During May 2009, the Company's President and Chief Executive Officer forgave the $50,000 related party loan, and the will record the elimination of debt as contributed capital.

     During May 2009, the Company agreed to a one-for-five (1:5) reverse stock split of its outstanding common stock already being effected, and these financial statements have been retroactively restated for the effect of this stock split. In addition the Company also agreed to a one-for-one-half (1:1.5) reverse stock split of its outstanding common stock to be effected in the future.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.


ITEM 9A(T). CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

         Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by MachineTalker is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. The Company's Chief Executive Officer and Chief Financial Officer is responsible for establishing and maintaining controls and procedures for the Company.

         Management has evaluated the effectiveness of the Company's disclosure controls and procedures as of December 31, 2008 (under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer) pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended. As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer has concluded that the disclosure controls and procedures are effective.

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


MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

         The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Furthermore, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or the degree of compliance with the policies or procedures may deteriorate.

         Under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in internal control-integrated framework. Based on this evaluation, the Company's Chairman, Chief Executive Officer, and Chief Financial Officer has concluded that the disclosure controls and procedures are effective.

AUDITOR'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

         This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

         There have been no changes in the Company's internal control over financial reporting that occurred during the Company's fiscal year that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. Prior to the fourth quarter, MachineTalker completed procedures to achieve Sarbanes-Oxley 404 compliance, which were tested during and since the fourth quarter.

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


ITEM 9B. OTHER INFORMATION

         None.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE


         The following table lists the executive officers and directors of the Company as of April 30, 2009:

    NAME                         AGE      POSITION
    -------------------          ---      --------------------------------------
    Roland F. Bryan (1)          74       President,  Chief Executive Officer,
                                          Chief Financial Officer,  Secretary,
                                          and Chairman of the Board of Directors

    Gerald A. Nadler             67       Chief Scientist (Key Employee)

    Mark J. Richardson           55       Director
-----------------------
(1)  Member of Audit Committee.

         ROLAND F. BRYAN has been the President, Chief Executive Officer, and Chairman of the Board of Directors of MTI since our inception in January 2002, the Chief Financial Officer of MTI since November 2003, and the Secretary of MTI since May 2006. For the six years prior to founding MTI, Mr. Bryan was self employed as an independent advisor to several high-tech companies on corporate organization, management, marketing and product development. Mr. Bryan's professional background is in the areas computer science research and process control through computer automation. During the last 25 years he has built up and sold several high-tech companies in the fields of telecommunications networking, military computer systems and commercial equipment for network access. In 1974, he founded Associated Computer Consultants, Inc. ("ACC"), a company that implemented interconnections to the first packet network for many United States government agencies. In 1983 the name of the company was changed to Advanced Computer Communications, Inc. and continued to produce networking products for both military and commercial applications. ACC made the Inc. 500 List of Fastest Growing Companies in 1984. In 1991 the company was split into two separate businesses, one to concentrate on military products, the other to concentrate on commercial products. ACC was acquired by Ericsson in 1998 for $265 million. In September 1994, WIRED MAGAZINE honored Mr. Bryan and 18 others, as the "Creators of the Internet."

         GERALD A. NADLER has been our Chief Scientist and a key employee of MTI since our inception in January 2002. From 1998 to January 2002, Mr. Nadler was self employed as an independent advisor consulting on designs of networking products for Cratos Networks, Nortel/Aptis, Lucent/Ascend, Openroute, Shiva, and Data General. In 1992, Mr. Nadler founded and from 1992 to 1995 was the President of Elettra Systems, a data communications company. From 1987 to 1991, he designed the spread spectrum wireless meter-reading system for Metricom. In 1985, he founded and from 1985 to 1987 was the President of Token Automation, a data communications company. In 1979, he founded and from 1979 to 1985 was the President of Distributed Computer Systems, a computer and data communications company. From 1976 to 1979, he was a computer architect at Wang Laboratories.

         MARK J. RICHARDSON has been a director of MTI since October 2008. Mr. Richardson has been a securities lawyer since he graduated from the University of Michigan Law School in 1978. He practiced as an associate and partner in large law firms until 1993, when he established his own practice under the name Richardson & Associates. He has been the principal securities counsel on a variety of equity and debt placements for corporations, partnerships, and real estate companies. His practice includes public and private offerings, venture capital placements, debt restructuring, compliance with federal and state securities laws, representation of publicly traded companies, NASDAQ filings, corporate law, partnerships, joint ventures, mergers, asset acquisitions, and stock purchase agreements. As a partner in a major international law firm in the 1980's, Mr. Richardson participated in the leveraged buyout and recapitalization of a well known producer of animated programming for children, financed by Prudential Insurance and Bear Stearns, Inc. He was also instrumental in restructuring the public debentures of a real estate company without resorting to a bankruptcy proceeding. From 1986 to 1993 Mr. Richardson was a contributing author to State Limited Partnerships Laws - California Practice Guide, Prentice Hall Law and Business. Prior to receiving his juris doctor degree cum laude from the University of Michigan Law School in 1978, Mr. Richardson received a bachelor of science degree summa cum laude in Resource Economics from the University of Michigan School of Natural Resources in 1975, where he earned the Bankstrom Prize for academic excellence and achieved Phi Beta Kappa honors. Mr. Richardson is an active member of the Los Angeles County and California State Bar Associations, including the Section on Corporations, Business and Finance and the Section on Real Estate. Richardson & Associates is outside corporate legal counsel for the Company and certain of its affiliates.

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

BOARD COMMITTEES

         The Board of Directors has appointed an Audit Committee. As of April 30, 2009, the sole member of the Audit Committee is Roland Bryan, who may not be considered to be independent as defined in Rule 4200 of the National Association of Securities Dealers' listing standards. The Board of Directors has adopted a written charter of the Audit Committee. The Audit Committee is authorized by the Board of Directors to review, with our independent accountants, the annual financial statements of MTI prior to publication, and to review the work of, and approve non-audit services preformed by, such independent accountants. The Audit Committee will make annual recommendations to the Board for the appointment of independent public accountants for the ensuing year. The Audit Committee will also review the effectiveness of the financial and accounting functions and the organization, operations and management of MTI. The Audit Committee was formed on February 8, 2005. The Audit Committee held one meeting during fiscal year ended December 31, 2008. As of April 30, 2009, we have not yet appointed a Compensation Committee.

REPORT OF THE AUDIT COMMITTEE

         Our Audit Committee has reviewed and discussed our audited financial statements for the fiscal year ended December 31, 2008 with senior management. The Audit Committee has also discussed with HJ Associates & Consultants, LLP,
Certified Public Accountants ("HJ"), our independent auditors, the matters required to be discussed by the statement on Auditing Standards No. 61 (Communication with Audit Committees) and received the written disclosures and the letter from HJ required by Independence Standards Board Standard No. 1 (Independence Discussion with Audit Committees). The Audit Committee has discussed with HJ the independence of HJ as our auditors. Finally, in considering whether the independent auditors provision of non-audit services to us is compatible with the auditors' independence for HJ, our Audit Committee has recommended to the Board of Directors that our audited financial statements be included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 for filing with the United States Securities and Exchange Commission. Our Audit Committee did not submit a formal report regarding its findings.

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

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE OFFICER COMPENSATION

         The following table sets forth the total compensation paid in all forms to the executive officers and directors of the Company during the periods indicated:

                           SUMMARY COMPENSATION TABLE

---------------------- ------- ----------- -------- --------- ------------- -------------- --------------- -----------
                                                               NON-EQUITY   NON-QUALIFIED
NAME AND                                                       INCENTIVE      DEFERRED
PRINCIPAL POSITION                                  OPTION        PLAN      COMPENSATION     ALL OTHER
(1)                    YEAR      SALARY     BONUS    AWARDS   COMPENSATION    EARNINGS      COMPENSATION     TOTAL
----------------------------------------------------------------------------------------------------------------------
Roland Bryan, Chief    2008   $120,000 (1)   0         0          0              0               0        $120,000(1)
Executive Officer      2007   $120,000       0         0          0              0               0        $120,000

Gerry Nadler, Chief    2008   $55,000(2)     0         0          0              0           $5,000(3)    $60,000
Scientist,             2007   $120,000       0         0          0              0               0        $120,000

Officers and Key       2008   $175,000       0         0          0              0               0        $180,000
Employees as a Group   2007   $240,000       0         0          0              0               0        $240,000
-------------------------

(1)      Mr. Bryan deferred and accrued the entire amount of his salary in 2008.

(2) Mr. Nadler was paid this salary in cash through June 15, 2008, at which time his salary ceased.

(3) Mr. Nadler was issued 200,000 shares of our common stock (calculated post one-for-five reverse split) in July 2008 in lieu of salary for the second half of June 2008. After June 30, 2008, Mr. Nadler was not paid salary or other compensation.

EMPLOYMENT AGREEMENTS

         The Company has not entered into any employment agreements with its executive officers to date. The Company may enter into employment agreements with them in the future.

OUTSTANDING EQUITY AWARDS

         None of the Company's executive officers received any equity awards during the year ended December 31, 2008.

DIRECTOR COMPENSATION

         The following table summarizes the compensation paid or accrued by us for the year ended December 31, 2008 to MTI's directors who are not also executive officers of the Company and who were serving as directors of ESP on December 31, 2008.

                              DIRECTOR COMPENSATION

----------------------------------------------------------------------------------------------------------------------
                            FEES EARNED                                NON-EQUITY        ALL OTHER
                            OR PAID IN     STOCK        OPTION       INCENTIVE PLAN    COMPENSATION
NAME                           CASH      AWARDS ($)   AWARDS ($)      COMPENSATION          ($)         TOTAL ($)
----------------------------------------------------------------------------------------------------------------------
Mark J. Richardson,            - 0 -     $560 (1) -      - 0 -            - 0 -            - 0 -          $ 560
Director
------------
(1)  The Company issued 70,000 shares of common stock to Mr.  Richardson for his services as a director during the year ended December 31, 2008.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the names of our executive officers and directors and all persons known by us to beneficially own 5% or more of the issued and outstanding common stock of MachineTalker at April 30, 2009. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage of ownership of that person, shares of common stock subject to options held by that person that are currently exercisable or become exercisable within 60 days of April 30, 2009 are deemed outstanding even if they have not actually been exercised. Those shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person. The percentage ownership of each beneficial owner is based on 85,086,699 outstanding shares of common stock (on a post one-for-five reverse split basis). Except as otherwise listed below, the address of each person is c/o MachineTalker, Inc., 513 De La Vina Street, Santa Barbara, California 93101. Except as indicated, each person listed below has sole voting and investment power with respect to the shares set forth opposite such person's name as of April 30, 2009 (post one-for-five reverse split).

                                      NUMBER OF SHARES BENEFICIALLY
 NAME AND ADDRESS OF STOCKHOLDER              OWNED (1)(2)                    PERCENTAGE OWNERSHIP
-----------------------------------------------------------------------------------------------------
ROLAND F. BRYAN(3)                             42,373,429                            49.80

CHRISTOPHER T. KLEVELAND (4)                    4,450,000                             5.23

MARK P. HARRIS(5)                               4,450,000                             5.23

GERRY NADLER(7)                                   240,000                             0.28

MARK J. RICHARDSON                                 70,000                              *
233 Wilshire Boulevard, Suite 820
Santa Monica, California 90401

UTEK CORPORATION                                9,900,000                            11.64
2109 E. Palm Avenue
Tampa, FL 33605

All Current Executive Officers as              42,373,429                            49.80
   a Group

All Current Directors who are not                  70,000                              *
   Executive Officers as a Group

-----------------------------
* Less than 0.1%.

(1) Except as pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned. The total number of issued and outstanding shares and the total number of shares owned by each person does not include unexercised warrants and stock options, and is calculated as of February 28, 2009.

(2)      Roland F. Bryan is the President, Chief Executive Officer, and Chairman
         of the Board of Directors of MTI. The Bryan Family Trust owns 4,700,000 of these shares. Mr. Bryan holds an option to purchase 2,700,000 shares from Mr. Harris at $0.50 per share and an option to purchase  2,700,000 shares from Mr.  Kleveland at $0.50 per share. In addition,  Mr. Harris and Mr.  Kleveland have agreed that Mr. Bryan has the right to vote the shares held under these option agreements.

(3) Roland F. Bryan converted promissory notes payable to him by MTI in the aggregate outstanding principal amount of $347,000 into shares of the Company's common stock at the price of $0.01 per share for a total of 34,700,000 shares. In December 2008, to the benefit of the Company and its shareholders, Mr. Bryan cancelled a convertible note from MTI in the principal amount of $436,000, which was potentially convertible into 3,480,000 shares of common stock at $0.125 per share. The interest owed to Mr. Bryan on this cancelled note is $56,842 which remains on the balance sheet.


(4) Christopher Kleveland is a former director and former Vice President of Operations of MTI.

(5)      Mark P. Harris is a former director of MTI.

(6)      As a Chief Scientist, Gerry Nadler is a key employee of MTI.

ITEM  13.  CERTAIN   RELATIONSHIPS  AND  RELATED   TRANSACTIONS,   AND  DIRECTOR
INDEPENDENCE

         We currently lease approximately 1,541 square feet of office space at 513 De La Vina Street, Santa Barbara, California 93101 from a company owned by the majority shareholders at a base rental rate of approximately $1,426 per month pursuant to a month to month lease.

         As of the year ended December 31, 2008, a loan made by Mr. Roland F. Bryan, our President and Chief Executive Officer, was outstanding in the principal amount of $398,343. This loan bears interest at the rate of 6% per annum. Mr. Bryan subsequently converted the outstanding principal amount of $347,000 of this note into 34,700,000 shares of our Common Stock, and the remaining $51,343 was designated a Capital Contribution for the benefit of the Company. The accrued interest on this note in the amount of $46,783 remains due and payable to him by the Company on demand. In December 2008, Mr. Bryan also discharged the Company from liability for a $436,000 convertible note payable to him by the Company, although accrued interest on that note in the amount of $56,842 remains due and payable to him by the Company on demand.

         As of April 30, 2009, our sole member of the Audit  Committee is Roland
F. Bryan, who may not be considered to be independent as defined in Rule 4200 of the National Association of Securities Dealers' listing standards.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         HJ Associates & Consultants, LLP, Certified Public Accountants ("HJ") is our principal auditing accountant firm. HJ has provided other non-audit services to the Company. The Audit Committee approved the engagement of HJ before HJ rendered audit and non-audit services to us.

         Each year the independent auditor's retention to audit our financial statements, including the associated fee, is approved by the Board before the filing of the previous year's Annual Report on Form 10-K.

HJ FEES

                                                  2008       2007
                                              ------------------------

        Audit Fees(1)                           $28,000(1)    $21,200
        Audit Related Fees                           - 0 -        -0-
        Tax Fees(2)                               1,490(2)      1,090
        All Other Fees                               - 0 -        -0-
                                              ------------------------
                                                   $29,490    $22,290
                                              ========================
------------
(1) Audit Fees consist of fees for the audit of our financial statements and review of the financial statements included in our quarterly reports. The balance of these fees for the fiscal year ending December 31, 2008 are not yet known.

(2) Tax fees consist of fees for the preparation of original federal and state income tax returns and fees for miscellaneous tax consulting services. The balance of these fees for the fiscal year ending December 31, 2008 are not yet known.

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


ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)      Exhibits
        EXHIBIT    DESCRIPTION
        -------    -------------------------------------------------------------------------------------------
        3.1        Certificate of Incorporation (1)
        3.2        Amendments to Certificate of Incorporation (1)
        3.3        Amendment to Certificate of Incorporation
        3.4        Bylaws (1)
        4.1        Specimen Certificate for Common Stock (1)
        4.2        2002 Stock Option Plan (1)
        4.3        Form of Incentive Stock Option Agreement (1)
        4.4        Form of Non Qualified Stock Option Agreement (1)
        4.5        Form of Lock-Up  Agreement to be entered into by the Company with Wings Fund, Inc.,  Roland
                   Bryan, Mark J. Richardson, and Chris Outwater, dated as of May 2, 2009 (6)
        10.1       Lease Agreement by and between MachineTalker, Inc. and SecureCoin, Inc., dated August 20, 2003 (1)
        10.2       Agreement No. CA-00062 by and between MachineTalker, Inc. and Kellogg, Brown & Root
                   Services, Inc., dated December 20, 2004 (2)
        10.3       Agreement by and between MachineTalker, Inc. and Science Applications International
                   Corporation, dated July 1, 2004 (1)
        10.4       Acquisition Agreement for Wideband Detection Technologies, Inc. dated July 20, 2007 (4)
        10.5       Acquisition Agreement for Micro Wireless Technologies, Inc. dated December 28, 2007 (5)
        10.6       Stock Purchase Agreement with Wings Fund, Inc., a Nevada corporation, and Pearl
                   Innovations, LLC, a Nevada limited liability company, dated as of May 5, 2009 (6)
        14.1       Code of Conduct (3)
        31.1       Section 302 Certification
        32.1       Section 906 Certification
---------------

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

         (3) Incorporated by reference to the Form 10-KSB filed with the Securities and Exchange Commission dated April 14, 2007.

         (4) Incorporated by reference to the Form 8K filed with the Securities and Exchange Commission dated July 20, 2007.

         (5) Incorporated by reference to the Form 8K filed with the Securities and Exchange Commission dated January 3, 2008.

         (6) Incorporated by reference to the Form 8K filed with the Securities and Exchange Commission dated May 13, 2009.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: July 15, 2009                MACHINETALKER, INC.


                                 By:  /s/ Roland Bryan
                                       -----------------------------------------
                                    Roland Bryan,  Chairman of the Board,  Chief
                                    Executive  Officer,   President   (Principal
                                    Executive  Officer),   and  Chief  Financial
                                    Officer (Chief Accounting Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:  /s/ Roland Bryan                                      Dated: July 15, 2009
    -----------------------------------------------------
    Roland Bryan, Chairman of the Board, Chief Executive
    Officer, President (Principal Executive Officer), and
    Chief Financial Officer (Chief Accounting Officer)


By:  /s/ Mark J. Richardson                                Dated: July 15, 2009
     ----------------------------------------------------
    Mark J. Richardson, Director