Form 10-Q
period 2009-03-31
MACHINETALKER INC
filed 2009-09-10
CIK 1172631

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES  EXCHANGE ACT
      OF 1934

For Quarterly Period Ended March 31, 2009

                                       or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from _______________ to ______________

Commission File Number 000-49805

                               MACHINETALKER, INC.
                         -----------------------------
                       (Name of registrant in its charter)

               DELAWARE                              01-05922991
               --------                              -----------
   (State or other jurisdiction of        (I.R.S. Employer Identification No.)
   incorporation or  organization)

             513 DE LA VINA STREET, SANTA BARBARA, CALIFORNIA 93101
                      -----------------------------------
               (Address of principal executive offices) (Zip Code)

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

                          Yes[__]                                    No[_X_]

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

The number of shares of registrant's common stock outstanding as of September 1, 2009 was 181,976,793.


                                                                  TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION
ITEM 1.         CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)                                                                   2
                   Consolidated Balance Sheets at March 31, 2009 (unaudited) and December 31, 2008                              3
                   Consolidated Statements of Operations for the Three Months Ended March 31, 2009
                   and March 31, 2008 (unaudited)                                                                               4
                   Consolidated Statements of Shareholders' Deficit for the Three Months Ended March 31, 2009 (unaudited)       5
                   Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2009
                   and March 31, 2008 (unaudited)                                                                               6
                   Notes to the Consolidated Financial Statements                                                               7
ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS                           11
ITEM 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                                                      14
ITEM 4T.        CONTROLS AND PROCEDURES                                                                                         14
PART II - OTHER INFORMATION                                                                                                     15
ITEM 1.         LEGAL PROCEEDINGS                                                                                               15
ITEM 1A.        RISK FACTORS                                                                                                    15
ITEM 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS                                                     15
ITEM 3.         DEFAULTS UPON SENIOR SECURITIES                                                                                 15
ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                                             15
ITEM 5.         OTHER INFORMATION                                                                                               15
ITEM 6.         EXHIBITS                                                                                                        15
SIGNATURES                                                                                                                      16

                         PART I - FINANCIAL INFORMATION


ITEM 1.    FINANCIAL STATEMENTS.

                       MACHINETALKER, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)
                          CONSOLIDATED BALANCE SHEETS

                                                                             (Unaudited)
                                                                           March 31, 2009       December 31, 2008
                                                                         --------------------  --------------------

                                                       ASSETS

CURRENT ASSETS
        Cash and cash equivalents                                        $             4,069   $             2,949
        Inventory                                                                     39,598                39,598
        Prepaid insurance                                                                191                   904
                                                                         --------------------  --------------------
         TOTAL CURRENT ASSETS                                                         43,858                43,451
                                                                         --------------------  --------------------

PROPERTY & EQUIPMENT, at cost
        Machinery & equipment                                                         13,080                13,080
        Computer equipment                                                            50,351                50,351
        Furniture & fixture                                                            4,670                 4,670
                                                                           --------------------  --------------------
                                                                                      68,101                68,101
        Less accumulated depreciation                                                (60,787)              (58,575)
                                                                         --------------------  --------------------
         NET PROPERTY AND EQUIPMENT                                                    7,314                 9,526
                                                                         --------------------  --------------------

OTHER ASSETS
        Patents                                                                          656                   656
        Purchase option, Regents                                                           -                 5,000
        Security deposit                                                               2,975                 2,975
                                                                         --------------------  --------------------
         TOTAL OTHER ASSETS                                                             3,631                 8,631
                                                                         --------------------  --------------------

                TOTAL ASSETS                                             $            54,803   $            61,608
                                                                         ====================  ====================


                                       LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
        Accounts payable                                                 $           120,087   $            91,046
        Accrued expenses                                                             333,677               294,867
        Accrued interest, other                                                       11,896                 9,445
        Accrued interest, related party                                              106,706               101,501
        Unearned revenues                                                             28,817                38,817
        Convertible promissory note                                                   84,000                84,000
        Notes payable, related party                                                 347,000               399,342
                                                                         --------------------  --------------------

        TOTAL CURRENT LIABILITIES                                                  1,032,183             1,019,018
                                                                         --------------------  --------------------



SHAREHOLDERS' DEFICIT
        Common stock, $.001 par value;
        500,000,000 authorized shares;
        44,186,700 shares issued and outstanding, respectively                        44,187                44,187
        Additional paid in capital                                                 5,927,160             5,874,333
        Deficit accumulated  during the development stage                         (6,948,727)           (6,875,930)
                                                                         --------------------  --------------------

        TOTAL SHAREHOLDERS' DEFICIT                                                 (977,380)             (957,410)
                                                                         --------------------  --------------------

                TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT              $            54,803   $            61,608
                                                                         ====================  ====================


              The accompanying notes are an integral part of these
                        consolidated financial statements

                       MACHINETALKER, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                        For the Three Months Ended       From Inception
                                                                   ------------------------------------- January 30,2002
                                                                                                             through
                                                                    March 31, 2009     March 31, 2008    March 31, 2009
                                                                   ------------------ ------------------------------------

REVENUE                                                            $          10,000  $          10,000   $     1,094,079

COST OF SERVICES                                                                   -                 21           454,570
                                                                   ------------------ ------------------------------------

GROSS PROFIT (DEFICIT)                                                        10,000              9,979           639,509

OPERATING EXPENSES
   Selling and marketing expenses                                              2,151             43,000         1,257,204
   General and administrative expenses                                        71,117             90,314         2,631,347
   Stock compensation expense                                                      -              4,261            69,778
   Research and development                                                    1,292             25,241         1,441,157
   Impairment loss                                                                 -                  -         1,753,502
   Depreciation and amortization expense                                       2,212             13,097           113,111
                                                                   ------------------ ------------------------------------

        TOTAL OPERATING EXPENSES                                              76,772            175,913         7,266,099
                                                                   ------------------ ------------------------------------

LOSS FROM OPERATIONS                                                         (66,772)          (165,934)       (6,626,590)
                                                                   ------------------ ------------------------------------

OTHER INCOME/(EXPENSE) BEFORE PROVISION FOR INCOME TAXES
   Interest Income                                                                 1                  3            10,252
   Interest Expense                                                           (7,373)           (13,573)         (252,550)
   Penalties                                                                       -                  -              (155)
   Gain/(Loss) on Investment                                                   1,347                  -           (73,121)
   Gain/(Loss) on Sale of Asset                                                    -                  -              (963)
                                                                   ------------------ ------------------------------------
        TOTAL OTHER INCOME/(EXPENSES)                                         (6,025)           (13,570)         (316,537)
                                                                   ------------------ ------------------------------------

LOSS BEFORE PROVISION FOR INCOME TAXES                                       (72,797)          (179,504)       (6,943,127)

PROVISION FOR INCOME TAXES                                                         -               (800)           (5,600)
                                                                   ------------------ ------------------------------------

NET (LOSS)                                                         $         (72,797) $      $ (180,304)  $    (6,948,727)
                                                                   ================== ====================================


BASIC AND DILUTED LOSS PER SHARE                                   $           (0.00) $           (0.00)
                                                                   ================== ==================

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
      BASIC AND DILUTED                                                   44,186,700         43,732,013
                                                                   ================== ==================




              The accompanying notes are an integral part of these
                        consolidated financial statements

                       MACHINETALKER, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
                   FOR THE THREE MONTHS ENDED MARCH 31, 2009

                                                                                                      Accumulated
                                                                                                    Deficit During
                                                                  Common stock         Additional        the
                                                            -------------------------    Paid-in      Development
                                                              Shares       Amount        Capital        Stage         Total
                                                            ------------------------- -------------- ------------- ------------
Balance at December 31, 2008                                 44,186,700     $ 44,187    $ 5,874,333   $(6,875,930)  $ (957,410)

Contributed capital by shareholder (unaudited)                        -            -         52,827             -       52,827

Net Loss for the three month period ended
 March 31, 2009 (unaudited)                                           -            -              -       (72,797)     (72,797)
                                                            ------------------------- -------------- ------------- ------------

Balance at March 31, 2009 (unaudited)                        44,186,700     $ 44,187    $ 5,927,160   $(6,948,727)  $ (977,380)
                                                            ========================= ============== ============= ============



























              The accompanying notes are an integral part of these
                        consolidated financial statements

                       MACHINETALKER, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                            For the Three Months Ended
                                                         ----------------------------------  From Inception
                                                                                            January 30, 2002
                                                                                                through
                                                           March 31. 2009  March 31, 2008   March 31, 2009
                                                          ---------------- ---------------- ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                 $       (72,797) $      (180,304) $    (6,948,727)
 Adjustments to reconcile net loss to net cash
  used in operating activities
  Depreciation and amortization                                     2,212           13,097          113,111
  Issuance of common shares and warrants for  services                  -            4,636          561,088
  Issuance of common shares in conversion of debt                       -                -          400,000
  Write off of investment value                                         -                -           74,468
  Stock Compensation Cost                                               -            4,261           69,778
  Gain on sale of asset                                                 -                -           (1,237)
  Impairment loss                                                       -                -        1,753,502
  Gain on investment                                               (1,347)               -           (1,347)
  Disposal of asset                                                     -                -            4,200
  Expiration of license purchase option                             5,000                -            5,000
 Changes in Assets and Liabilities
 (Increase) Decrease in:
  Inventory                                                             -             (517)         (39,598)
  Prepaid Expenses                                                    713          (46,127)            (191)
  Deposits                                                              -                -           (2,975)
  Increase (Decrease) in:
  Accounts payable                                                 29,042          (40,568)         120,088
  Accrued expenses                                                 46,465           46,813          452,278
  Unearned revenue                                                (10,000)         (10,000)          28,817
                                                          ---------------- ---------------- ----------------
        NET CASH USED IN OPERATING ACTIVITIES                        (712)        (208,709)      (3,411,745)
                                                          ---------------- ---------------- ----------------

NET CASH FLOWS USED IN INVESTING ACTIVITIES:
 Purchase of property and equipment                                     -                -          (73,754)
 Patent expenditures                                                    -             (656)            (656)
 Sale of asset                                                          -                -            1,963
 Investment in companies                                            1,347                -           (6,121)
                                                          ---------------- ---------------- ----------------
        NET CASH PROVIDED/(USED) IN INVESTING ACTIVITIES            1,347             (656)         (78,568)
                                                          ---------------- ---------------- ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from officer loans                                            -                -        1,080,342
 Proceeds from note payables other                                      -                -          129,000
 Repayment of loans from officer and notes payables other               -          (45,000)         (90,000)
 Contributed capital by shareholder                                   485                -           13,197
 Proceeds from subsidiary                                               -          300,000          300,000
 Proceeds from issuance of common stock                                 -                -        2,054,193
                                                          ---------------- ---------------- ----------------
        NET CASH PROVIDED BY FINANCING ACTIVITIES                     485          255,000        3,486,732
                                                          ---------------- ---------------- ----------------
        NET INCREASE/(DECREASE) IN CASH                             1,120           45,635           (3,581)

CASH, BEGINNING OF PERIOD                                           2,949            3,258            7,650
                                                          ---------------- ---------------- ----------------
CASH, END OF PERIOD                                       $         4,069  $        48,893  $         4,069
                                                          ================ ================ ================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Interest paid                                          $             -  $             -  $       133,948
                                                          ================ ================ ================
   Income taxes                                           $             -  $           800  $         4,000
                                                          ================ ================ ================
SUPPLEMENTAL SCHEDULE OF NON-CASH TRANSACTIONS
During the three months ended March 31, 2009, a shareholder forgave $52,342 in notes payable,  which has been recorded by the Company as a capital contribution.  During the three months ended March 31,
2008,  the Company  expensed  compensation  cost of $4,261  related to the vesting of employee stock options and issued 13,246 shares of common stock for services at a fair value $3,311.

              The accompanying notes are an integral part of these
                        consolidated financial statements

                       MACHINETALKER, INC. AND SUBSIDIARY
                          (A Development Stage Company)
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
                                 MARCH 31, 2009


1.       BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009 For further information refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 2008.

         GOING CONCERN
         The accompanying consolidated financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying consolidated financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company does not generate significant revenue, and has negative cash flows from operations, which raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, an additional cash infusion. The Company has obtained funds from its shareholders since its inception through March 31, 2009. It is Management's plan to generate additional working capital from investors, and then continue to pursue its business plan and purposes.

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

         DEVELOPMENT STAGE ACTIVITIES AND OPERATIONS
         The Company has been in its initial stages of formation and for the three months ended March 31, 2009, had insignificant revenues. FASB #7 defines a development stage activity as one in which all efforts are devoted substantially to establishing a new business and even if planned principal operations have commenced, revenues are insignificant.

         PRINCIPLES OF CONSOLIDATION
         The consolidated financial statements include the accounts of the Company and its subsidiaries Wideband Detection Technologies, Inc. and Micro Wireless Technologies, Inc. All significant inter-company balances and transactions have been eliminated.

         CASH AND CASH EQUIVALENT
         The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

                       MACHINETALKER, INC. AND SUBSIDIARY
                          (A Development Stage Company)
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
                                 MARCH 31, 2009


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         REVENUE RECOGNITION
         We recognize revenue in accordance with the Securities and Exchange Commission ("SEC") Staff Accounting Bulletin No. 104, "Revenue Recognition in Financial Statements" ("SAB 104"). We recognize revenue upon delivery, provided that evidence of an arrangement exists, title, and risk of loss have passed to the customer, fees are fixed or determinable, and collection of the related receivable is reasonably assured. We record revenue net of estimated product returns, which is based upon our return policy, sales agreements, management estimates of potential future product returns related to current period revenue, current economic trends, changes in customer composition and historical experience. We accrue for warranty costs, sales returns, and other allowances based on our experience, which tells us we have less than $25,000 per year in warranty returns and allowances. Generally, we extend credit to our customers and do not require collateral. We perform ongoing credit evaluations of our customers and historic credit losses have been within our expectations. We do not ship a product until we have either a purchase agreement or rental agreement signed by the customer with a payment arrangement. This is a critical policy, because we want our accounting to show only sales which are "final" with a payment arrangement. We do not make consignment sales, nor inventory sales subject to a "buy back" or return arrangement from customers. Accordingly, original equipment manufacturers do not presently have a right to return unsold products to us.

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

         LOSS PER SHARE CALCULATIONS
         The Company adopted Statement of Financial Standards ("SFAS") No. 128 for the calculation of "Loss per Share". SFAS No. 128 dictates the calculation of basic earnings per share and diluted earnings per share. Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company's diluted loss per share is the same as the basic loss per share for the three months ended March 31, 2009 as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss. The weighted average number of shares used for the calculation of the loss per share considers the stock split as if it had occurred on January 1, 2003.

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

                       MACHINETALKER, INC. AND SUBSIDIARY
                          (A Development Stage Company)
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
                                 MARCH 31, 2009

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         RECLASSIFICATION OF EXPENSES
         Certain expenses for the three months ended March 31, 2008 were reclassified to conform to the expenses for the three months ended March 31, 2009.

3.       CAPITAL STOCK AND WARRANTS

         During the three months ended March 31, 2009, the Company issued no shares of common stock. During the three months ended March 31, 2008, the Company issued 13,246 shares of common stock for a fair value of $3,311 for services.

         WARRANTS

         During the three months ended March 31, 2009, the Company issued no warrants. At March 31, 2009, the Company had a total of 866,400 warrants to purchase 866,400 shares of common stock outstanding.

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

         Included in the balance at March 31, 2009, are no tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

         The  Company's  policy is to  recognize  interest  accrued  related  to
         unrecognized   tax  benefits  in  interest  expense  and  penalties  in
         operating expenses.

5.       GAIN ON INVESTMENT

         During the three months ended March 31, 2009, the Company received $1,347 on its initial investment in Listen4U, LLC. During a prior period Listen4U was discontinued and the $1,347 is the Company's portion of the remainder of its initial investment. The value of the initial investment was previously fully impaired during the year ended December 31, 2007.

6.       RELATED PARTY TRANSACTION

         During the three months ended March 31, 2009, the Company's President forgave a note payable to him in the amount of $52,342, which was recorded as contributed capital. The Company's President also contributed cash in the amount of $485 during the three months ended March 31, 2009, which was recorded as contributed capital.

                       MACHINETALKER, INC. AND SUBSIDIARY
                          (A Development Stage Company)
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
                                 MARCH 31, 2009

7.       SUBSEQUENT EVENTS

         In April 2009, the Company effected a one-for-five (1:5) reverse stock split of its outstanding common stock. These financial statements reflect the stock split. Additionally, in April 2009, the Company agreed to effect a one-for-one-half (1:1.5) reverse stock split of its outstanding common stock in the future.

         In April 2009, the Company issued 6,200,000 shares of common stock valued at $201,500 for services with an original value of $62,000. The difference between these amounts was recorded as general and administrative expense during the three months ended June 30, 2009.

         In April 2009, the Company issued 34,700,000 shares of common stock valued at $884,850 to pay off the debt of $347,000 held as a convertible promissory note by the President and Chief Executive Officer of the Company.

         In May 2009, the Company issued 1,900,000 shares of common stock valued at $48,450 to pay off the debt of $19,000 held as a convertible promissory note by an investor.

         In May 2009, the Company issued 1,750,000 shares of common stock valued at $44,625 for services with an original value of $17,500. The difference between these values has been recorded as general and administrative expense during the three months ended June 30, 2009.

         In May 2009, the Company issued 93,240,094 shares of common stock for $100,000 to two investors for acquisition of a 51% beneficial ownership of the Company.

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

OVERVIEW

         The acquisition by the Company in June 2007 of 100% of Wideband Detection Technologies, Inc. ("WDT") provided the Company with a new product which the Company calls the "GuardDog." GuardDog employs Ultra-Wide Band ("UWB") radar-like signals to detect movement within a specific area, either in the open space or inside of a closed chamber like that of a shipping container. In addition, it can detect changes other than movement, such as a break or hole being made in the side of a container. The Company has taken delivery of the first units and they have been connected to MachineTalkers in order to create a composite system. This new combined product is aimed at a unique method of protection for goods in transit or in storage, and is now in the testing phase, to be introduced within the next six months for demonstration to potential customers.

         The Company's second product, now in demonstration, is the CBM6 which supports wireless process control applications. It has been packaged within explosion-proof housings for use in oil refineries and harsh environments. The CBM6 has been designed to gather data from high speed sources and sensors and process that data at a remote site prior to sending it by wireless means to a central computer facility. The Company anticipates that the CBM6 will be used for Condition-Based Maintenance ("CBM") operation gathering data from vibration sensors. The Company is currently bidding this new product into several applications.

         We currently utilize consultants who are technical contributors to our product development. Our Chief Scientist provides a marketing presence by presenting seminars at trade shows and by being a contributing member of wireless standards committees. This work helps to address the wireless process control aspects of our product line. We have also minimized the use of administration personnel in favor of technical staff concerned with the application of our products to security and industrial customers. We also continue to rely upon original equipment manufacturers ("OEMs") and systems integrators that are not employees as marketing representatives.

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

USE OF ESTIMATES

         In accordance with accounting principles generally accepted in the United States, management utilizes estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These estimates and assumptions relate to recording net revenue, collectability of accounts receivable, useful lives and impairment of tangible and intangible assets, accruals, income taxes, inventory realization, stock-based compensation expense and other factors. Management believes it has exercised reasonable judgment in deriving these estimates. Consequently, a change in conditions could affect these estimates.

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

REVENUE RECOGNITION

         We recognize revenue in accordance with the Securities and Exchange Commission ("SEC") Staff Accounting Bulletin No. 104, "Revenue Recognition in Financial Statements" ("SAB 104"). We recognize revenue upon delivery, provided that evidence of an arrangement exists, title, and risk of loss have passed to the customer, fees are fixed or determinable, and collection of the related receivable is reasonably assured. We record revenue net of estimated product returns, which is based upon our return policy, sales agreements, management estimates of potential future product returns related to current period revenue, current economic trends, changes in customer composition and historical experience. We accrue for warranty costs, sales returns, and other allowances based on our experience which tells us we have less than $25,000 per year in warranty returns and allowances. Generally, we extend credit to our customers and do not require collateral. We perform ongoing credit evaluations of our customers and historic credit losses have been within our expectations. We do not ship a product until we have either a purchase agreement or rental agreement signed by the customer with a payment arrangement. This is a critical policy, because we want our accounting to show only sales which are "final" with a payment arrangement. We do not make consignment sales, nor inventory sales subject to a "buy back" or return arrangement from customers. Accordingly, OEMs do not presently have a right to return unsold products to the Company.

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


RESULTS OF OPERATIONS - QUARTER ENDED MARCH 31, 2009 COMPARED TO THE QUARTER ENDED MARCH 31, 2008


REVENUE

         Total revenue for the three months ended March 31, 2009 and 2008, were $10,000 and $10,000, respectively. The revenue consisted of deferred income as sales are not yet significant.

COST OF SALES

         Cost of Sales ("COS") decreased by $21 or 100.0% to $0 for the three months ended March 31, 2009 compared to the prior period. This decrease in COS was a result of recognizing deferred income.

SELLING AND MARKETING EXPENSES

         Selling and marketing ("S&M") expenses decreased by $40,849 or 95.0%, to $2,151 for the three months ended March 31, 2009 compared to the prior period. This decrease in S&M expenses was the result of a decrease in consulting fees.

GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative ("G&A") expenses decreased by $19,197 or 21.26%, to $71,117 for the three months ended March 31, 2009 compared to the prior period. This decrease in G&A expenses was the result of a decrease in professional fees, salaries, and marketing services.

RESEARCH AND DEVELOPMENT

         Research and Development ("R&D") costs decreased by $23,949 or 94.88%, to $1,292 for the three months ended March 31, 2009 compared to the prior period. This decrease in R&D costs was the result of a decrease in salary expense.

NET LOSS

         Net Loss decreased by $107,507 or 59.63% to $72,797 for the three months ended March 31, 2009 compared to the prior period. This decrease in Net Loss was the result of a decrease in operational costs. Currently operating costs exceed revenue because sales are not yet significant. We cannot assure when or if revenue will exceed operating costs.

LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 2009, we had a working deficit of $988,325 as compared to $975,567 at March 31, 2008. This increase of $12,758 was due primarily to use of funds for operational costs.

         Cash flow used in operating activities was $712 for the three months ended March 31, 2009, as compared to cash used of $208,709 for three months ended March 31, 2008. This decrease of $207,997 was primarily attributable to a decrease in operational expenses.

         Cash provided by investing activities was $1,347 for the three months ended March 31, 2009 as compared to cash of $656 used by investing activities for the three months ended March 31, 2008. The increase of cash provided by investing activities was due to a return of an initial investment.

         Cash provided from financing activities during the three months ended March 31, 2009 was $485 as compared to cash provided of $255,000 for the three months ended March 31, 2008. The decrease of $254,515 was due to no equity financing during the period.

PLAN OF OPERATION AND FINANCING NEEDS

          The Company continues to seek investment capital or contracts that will provide cash flow. If we are unable to obtain sufficient funds through investment or product orders during the next twelve months, we may be forced to reduce the size of our organization, which could have a material adverse impact on, or cause us to curtail and/or cease, the development of our products.


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

         Our management, under the direction of our Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2009.

As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting. Based on this evaluation our management, including the Company's Chief Executive Officer and Principal Financial Officer, has concluded that the Company's disclosure controls and procedures were effective as of March 31, 2009.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

         There were no changes in the Company's internal control over financial reporting identified in connection with the evaluation of it that occurred during the quarter ended March 31, 2009 that materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.


                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

         None.

ITEM 1A. RISK FACTORS.

         Not Applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

         Not Applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

         None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

ITEM 5. OTHER INFORMATION.

ITEM 6. EXHIBITS.

         EXHIBIT            DESCRIPTION
         -------            ----------------------------------------------------
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


                                    MACHINETALER, INC.


Dated: September 8, 2009            By:  /s/Roland F. Bryan
                                        ----------------------------------------
                                    Roland F.  Bryan,  Chairman of the Board and
                                    Chief Executive Officer (Principal Executive
                                    Officer)


Dated: September 8, 2009            By:  /s/Roland F. Bryan
                                        ----------------------------------------
                                    Roland F.  Bryan,  Chief  Financial  Officer
                                    (Principal Financial Officer)