Form 10-Q
period 2009-06-30
MACHINETALKER INC
filed 2009-09-24
CIK 1172631

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
      OF 1934

For Quarterly Period Ended June 30, 2009

                                       or

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
     OF 1934

For the Transition period from _______________ to ______________

Commission File Number:  000-49805

                               MACHINETALKER, INC.
               -------------------------------------------------
                       (Name of registrant in its charter)

                 DELAWARE                             01-05922991
                 --------                             -----------
      (State or other jurisdiction of     (I.R.S. Employer Identification No.)
       incorporation or organization)

             513 DE LA VINA STREET, SANTA BARBARA, CALIFORNIA 93101
             ------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

                           Yes[__]                                     No[_X_]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

The number of shares of registrant's common stock outstanding as of September 18, 2009 was 181,976,794.

                                TABLE OF CONTENTS

PART I -   FINANCIAL INFORMATION                                               2
ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)                       2
              Consolidated Balance Sheets                                      3
              Consolidated Statements of Operations                            4
              Consolidated Statement of Shareholders Deficit                   5
              Consolidated Statements of Cash Flows                            6
              Notes to the Consolidated Financial Statements                   7
ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS                                         10
ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK        14
ITEM 4T.    CONTROLS AND PROCEDURES                                           14
PART II -   OTHER INFORMATION                                                 15
ITEM 1.     LEGAL PROCEEDINGS                                                 15
ITEM 1A.    RISK FACTORS                                                      15
ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS       15
ITEM 3.     DEFAULTS UPON SENIOR SECURITIES                                   15
ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS               15
ITEM 5.     OTHER INFORMATION                                                 15
ITEM 6.     EXHIBITS                                                          15
SIGNATURES

                         PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS.

                              MACHINETALKER, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS




                                                                                    (Unaudited)
                                                                                   June 30, 2009        December 31, 2008
                                                                                --------------------  --------------------

                                                           ASSETS

CURRENT ASSETS
        Cash and cash equivalents                                               $             11,823  $              2,949
        Inventory                                                                             39,598                39,598
        Prepaid insurance                                                                          -                   904
                                                                                --------------------  --------------------
         TOTAL CURRENT ASSETS                                                                 51,421                43,451
                                                                                --------------------  --------------------

PROPERTY & EQUIPMENT, at cost
        Machinery & equipment                                                                 13,080                13,080
        Computer equipment                                                                    50,351                50,351
        Furniture & fixture                                                                    4,670                 4,670
                                                                                --------------------  --------------------
                                                                                              68,101                68,101
        Less accumulated depreciation                                                        (62,999)              (58,575)
                                                                                --------------------  --------------------
         NET PROPERTY AND EQUIPMENT                                                            5,102                 9,526
                                                                                --------------------  --------------------

OTHER ASSETS
        Patents                                                                                    -                   656
        Purchase option, Regents                                                                   -                 5,000
        Security deposit                                                                       2,975                 2,975
                                                                                --------------------  --------------------
TOTAL OTHER ASSETS                                                                             2,975                 8,631
                                                                                --------------------  --------------------

        TOTAL ASSETS                                                            $             59,498  $             61,608
                                                                                ====================  ====================

                                           LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
        Accounts payable                                                        $             22,233  $             91,046
        Accrued expenses                                                                     354,584               294,867
        Accrued interest, other                                                               14,019                 9,445
        Accrued interest, related party                                                      108,777               101,501
        Unearned revenues                                                                     18,817                38,817
        Convertible promissory note                                                           65,000                84,000
        Notes payable, related party                                                               -               399,342
                                                                                --------------------  --------------------

         TOTAL CURRENT LIABILITIES                                                           583,430             1,019,018
                                                                                --------------------  --------------------



SHAREHOLDERS' DEFICIT
        Common stock, $.001 par value;
        550,000,000 authorized shares;
        181,976,794 and 44,186,700 shares issued and outstanding, respectively               181,977                44,187
        Additional paid in capital                                                         7,074,795             5,874,333
        Deficit accumulated  during the development stage                                 (7,780,704)           (6,875,930)
                                                                                --------------------  --------------------

        TOTAL SHAREHOLDERS' DEFICIT                                                         (523,932)             (957,410)
                                                                                --------------------  --------------------

         TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                            $             59,498  $             61,608
                                                                                ====================  ====================

                 The accompanying notes are an integral part of
                    these consolidated financial statements

                               MACHINETALKER, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)




                                                           For the Three Months Ended    For the Six Months Ended    From Inception
                                                           ---------------------------------------------------------January 30, 2002
                                                                                                                        through
                                                           June 30, 2009  June 30, 2008 June 30, 2009  June 30, 2008   June 30, 2009
                                                           -------------- ------------- -------------  --------------  -------------
REVENUE                                                    $      14,510  $     10,000  $     24,510   $     20,000    $  1,108,589

COST OF SERVICES                                                       -             -             -             21         454,570
                                                           -------------- ---------------------------  -----------------------------

GROSS PROFIT (DEFICIT)                                            14,510        10,000        24,510         19,979         654,019
                                                           -------------- ---------------------------  -----------------------------

OPERATING EXPENSES
   Selling and marketing expenses                                 22,877        47,811        25,028         90,812       1,280,081
   General and administrative expenses                           249,367        88,470       320,484        178,785       2,880,714
   Stock compensation expense                                          -         4,262             -          8,523          69,778
   Research and development                                          538        41,325         1,830         66,566       1,441,695
   Impairment loss                                                     -     1,715,000             -      1,715,000       1,753,502
   Depreciation and amortization expense                           2,212        13,107         4,424         26,204         115,323
                                                           -------------- ---------------------------  -----------------------------

        TOTAL OPERATING EXPENSES                                 274,994     1,909,975       351,766      2,085,890       7,541,093
                                                           -------------- ---------------------------  -----------------------------

LOSS FROM OPERATIONS                                            (260,484)   (1,899,975)     (327,256)    (2,065,911)     (6,887,074)
                                                           -------------- ---------------------------  -----------------------------

OTHER INCOME/(EXPENSE) BEFORE PROVISION FOR INCOME TAXES
  Interest income                                                      1             3             2              6          10,253
  Interest expense                                                (4,194)      (13,830)      (11,567)       (27,402)       (256,744)
  Penalties                                                            -             -             -              -            (155)
  Gain/(Loss) on investment                                            -             -         1,347              -         (73,121)
  Loss on settlement of debt                                    (567,300)            -      (567,300)             -        (567,300)
  Gain/(Loss) on sale of asset                                         -             -             -              -            (963)
                                                           -------------- ---------------------------  -----------------------------
TOTAL OTHER INCOME/(EXPENSES)                                   (571,493)      (13,827)     (577,518)       (27,396)       (888,030)
                                                           -------------- ---------------------------  -----------------------------

LOSS BEFORE PROVISION FOR INCOME TAXES                          (831,977)   (1,913,802)     (904,774)    (2,093,307)     (7,775,104)

PROVISION FOR INCOME TAXES                                             -             -             -           (800)         (5,600)
                                                           -------------- ---------------------------  -----------------------------

NET (LOSS)                                                 $    (831,977) $ (1,913,802) $   (904,774) $  (2,094,107)   $ (7,780,704)
                                                           ============== =========================== ==============================


BASIC AND DILUTED LOSS PER SHARE                           $       (0.01) $      (0.04)      $ (0.01) $       (0.05)
                                                           ============== =========================== ===============

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
      BASIC AND DILUTED                                      129,321,263    43,743,366    86,989,160     43,737,253
                                                           ============== =========================== ===============








                 The accompanying notes are an integral part of
                     these consolidated financial statements

                               MACHINETALKER, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT
                     FOR THE SIX MONTHS ENDED JUNE 30, 2009

                                                                                                         Accumulated
                                                                                           Additional   Deficit During
                                                                      Common stock         Additional        the
                                                                -------------------------   Paid-in       Development
                                                                  Shares        Amount       Capital        Stage         Total
                                                                ------------ ------------ -------------- ------------- ------------
Balance at December 31, 2008                                     44,186,700  $    44,187  $   5,874,333  $ (6,875,930) $  (957,410)

Issuance of common stock in April 2009 (unaudited)
(6,200,000 shares at $0.0325 per share issued for services)       6,200,000        6,200        195,300             -      201,500

Issuance of common stock in May 2009 (unaudited)
(93,240,094 shares at $0.0010725 per share issued for cash)      93,240,094       93,240          6,760             -      100,000

Issuance of common stock in May 2009 (unaudited)
(1,750,000 shares at $0.0255 per share issued for services)       1,750,000        1,750         42,875             -       44,625

Issuance of common stock in May 2009 (unaudited)
(1,900,000 shares at $0.0255 per share issued for conversion
 of promissory note)                                              1,900,000        1,900         46,550             -       48,450

Issuance of common stock in May 2009 (unaudited)
(34,700,000 shares at $0.0255 per share issued for conversion
 of promissory note)                                             34,700,000       34,700        850,150             -      884,850

Contributed capital by shareholder (unaudited)                            -            -         58,827             -       58,827

Net Loss for the six month period ended June 30, 2009
(unaudited)                                                               -            -              -      (904,774)    (904,774)
                                                                ------------ ------------ -------------- ------------- ------------

Balance at June 30, 2009 (unaudited)                            181,976,794  $   181,977  $   7,074,795    (7,780,704)    (523,932)
                                                                ============ ============ ============== ============= ============























                 The accompanying notes are an integral part of
                    these consolidated financial statements

                               MACHINETALKER, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                     For the Six Months Ended
                                                                 ---------------------------------   From Inception
                                                                                                    January 30, 2002
                                                                                                       through
                                                                   June 30, 2009    June 30, 2008    June 30, 2009
                                                                 ---------------- ---------------- ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
        Net loss                                                 $      (904,774) $    (2,094,107) $    (7,780,704)
        Adjustments to reconcile net loss to net cash
          used in operating activities
          Depreciation and amortization                                    4,424           26,204          115,323
          Issuance of common shares and warrants for  services           166,625            4,636          727,713
          Issuance of common shares in conversion of debt                      -                -          400,000
          Write off of investment value                                        -                -           74,468
          Stock Compensation Cost                                              -            8,523           69,778
          Gain on sale of asset                                                -                -           (1,237)
          Impairment loss                                                      -        1,715,000        1,753,502
          Loss on settlement of debt                                     567,300                -          567,300
          Return on investment                                            (1,347)               -           (1,347)
          Disposal of asset                                                    -                -            4,200
        Changes in Assets and Liabilities
               (Increase) Decrease in:
                Inventory                                                      -          (32,325)         (39,598)
                Prepaid Expenses                                             904            2,835                -
                Patents                                                      656             (656)               -
                Deposits and other assets                                  5,000                -            2,025
               Increase (Decrease) in:
                Accounts payable                                          10,687            2,783          101,733
                Accrued expenses                                          71,567           89,329          477,380
                Unearned revenue                                         (20,000)         (20,000)          18,817
                                                                 ---------------- ---------------- ----------------

        NET CASH PROVIDED (USED) IN OPERATING ACTIVITIES                 (98,958)        (297,778)      (3,510,647)
                                                                 ---------------- ---------------- ----------------

NET CASH FLOWS USED IN INVESTING ACTIVITIES:
        Purchase of property and equipment                                     -                -          (73,754)
        Sale of asset                                                          -                -            1,963
        Investment in companies                                            1,347                -           (6,121)
                                                                 ---------------- ---------------- ----------------

        NET CASH PROVIDED (USED) IN INVESTING ACTIVITIES                   1,347                -          (77,912)
                                                                 ---------------- ---------------- ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Proceeds from notes payable related party                              -           59,000        1,080,342
        Proceeds from convertible promissory note                              -                -          129,000
        Repayment of notes payable related party                               -          (45,000)         (90,000)
        Contributed capital by shareholder                                 6,485                -           19,197
        Proceeds from subsidiary                                               -          300,000          300,000
        Proceeds from issuance of common stock                           100,000                -        2,154,193
                                                                 ---------------- ---------------- ----------------

        NET CASH PROVIDED BY FINANCING ACTIVITIES                        106,485          314,000        3,592,732
                                                                 ---------------- ---------------- ----------------

                NET INCREASE IN CASH                                       8,874           16,222            4,173


CASH, BEGINNING OF PERIOD                                                  2,949            3,258            7,650
                                                                 ---------------- ---------------- ----------------

CASH, END OF PERIOD                                              $        11,823  $        19,480  $        11,823
                                                                 ================ ================ ================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Interest paid                                                 $             -  $             -  $       133,948
                                                                 ================ ================ ================
   Income taxes                                                  $             -  $           800  $         5,600
                                                                 ================ ================ ================

SUPPLEMENTAL SCHEDULE OF NON-CASH TRANSACTIONS
         During the six months ended June 30, 2009, the Company issued 7,950,000 shares of common stock for services and  accounts  payable at a fair value of $246,125;  36,600,000  shares of common stock with a par value of
         $933,300 were issued in conversion of $366,000 in debt  resulting in a $567,300 loss on settlement of debt.
         During the six months ended June 30, 2008, the Company expensed  compensation cost of $8,523 related to the vesting of employee  stock  options;  issued  13,246 shares of common stock for services at a fair value of
         $3,311. The Company, also recognized a loss on impairment of goodwill in the amount of $1,715,000.





                 The accompanying notes are an integral part of
                    these consolidated financial statements

                       MACHINETALKER, INC. AND SUBSIDIARY
                          (A Development Stage Company)
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
                                  JUNE 30, 2009



1.       BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 2008.

         GOING CONCERN
         The accompanying consolidated financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying consolidated financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company does not generate significant revenue, and has negative cash flows from operations, which raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, an additional cash infusion. The Company has obtained funds from its shareholders since its inception through June 30, 2009. It is Management's plan to generate additional working capital from investors, and then continue to pursue its business plan and purposes.

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

         DEVELOPMENT STAGE ACTIVITIES AND OPERATIONS
         The Company has been in its initial stages of formation and for the six months ended June 30, 2009, had insignificant revenues. FASB #7 defines a development stage activity as one in which all efforts are devoted substantially to establishing a new business and even if planned principal operations have commenced, revenues are insignificant.

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

                       MACHINETALKER, INC. AND SUBSIDIARY
                          (A Development Stage Company)
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
                                  JUNE 30, 2009


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

                       MACHINETALKER, INC. AND SUBSIDIARY
                          (A Development Stage Company)
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
                                  JUNE 30, 2009

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
         In May 2009, the FASB issued SFAS No. 165, "Subsequent Events" ("SFAS 165"), which establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. SFAS 165 is for interim or annual periods ending after June 15, 2009. The adoption of SFAS 165 is not expected to have a material effect on the Company's financial statements.

         RECLASSIFICATION OF EXPENSES
         Certain   expenses  for  the  six  months  ended  June  30,  2008  were reclassified to conform to the expenses for the six months ended June 30, 2009.

3.       CAPITAL STOCK AND WARRANTS

         During the six months ended June 30, 2009, the Company issued 93,240,094 shares of common stock at a price of $0.0010725; 7,950,000 shares of common stock were issued for services and accounts payable at a fair value of $246,125; 36,600,000 shares of common stock with a fair value of $933,300 were issued in conversion of $366,000 in debt resulting in the recognition of a $567,300 loss on settlement of debt. During the six months ended June 30, 2008, the Company issued 13,246 shares of common stock for services a fair value of $3,311.

         WARRANTS

         During the six months ended June 30, 2009, the Company issued no warrants. At June 30, 2009, the Company had a total of 866,400 warrants to purchase 866,400 shares of common stock outstanding.

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

         Included in the balance at June 30, 2009, are no tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

         The  Company's  policy is to  recognize  interest  accrued  related  to
         unrecognized   tax  benefits  in  interest  expense  and  penalties  in
         operating expenses.

5.       RELATED PARTY TRANSACTION

         During the six months ended June 30, 2009, the Company's President forgave a note payable of $52,342 and cash contributed during the period of $6,485 to contributed capital.

6.       SUBSEQUENT EVENT

         Management has evaluated subsequent events through September 24, 2009, the date the financial statements were issued, and has determined there are no subsequent events to be reported.

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

         (c) failure of the Company to successfully commercialize its technology or to earn revenues or profits;

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

         We currently do not have full time employees. We generally utilize consultants who are technical contributors to product development with our Chief Scientist providing a marketing presence by presenting seminars at trade shows and by being a contributing member of wireless standards committees. This work helps to address the wireless process control aspects of our product line. We have also minimized the use of administration personnel in favor of technical staff concerned with the application of our products to security and industrial customers. We are negotiating with several Systems Integrators to utilize our products in their respective fields of business. The Company does not currently have a general product liability insurance plan in place, but plans to purchase a new policy if and when sales of our products are made.

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

RESULTS OF OPERATIONS - QUARTER ENDED JUNE 30, 2009 COMPARED TO THE QUARTER ENDED JUNE 30, 2008

REVENUE

         Total revenue increased by $4,510 or 45.10% to $14,510 for the three months ended June 30, 2009 compared to the prior period. Total revenue increased by $4,510 or 22.55% to $24,510 for the six months ended June 30, 2009 compared to the prior period. This increase in revenue was a result of deferred income and software sales.

COST OF SALES

         Cost of Sales ("COS") was approximately $0 for the three months ended June 30, 2009 and 2008, respectively. COS decreased by $21 or 100.0% to $0 for the six months ended June 30, 2009 compared to the prior period. This decrease in COS was a result of a decrease in raw materials and labor, and recognizing deferred income.

SELLING AND MARKETING EXPENSES

         Selling and marketing ("S&M") expenses decreased by $24,934 or 52.15%, to $22,877 for the three months ended June 30, 2009 compared to the prior period. S&M expenses decreased by $65,784 or 72.44%, to $25,028 for the six months ended June 30, 2009 compared to the prior period. This decrease in S&M expenses was the result of a decrease in salaries and travel expenses.

GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative ("G&A") expenses increased by $160,897 or 181.87%, to $249,367 for the three months ended June 30, 2009 compared to the prior period. G&A expenses increased by $141,699 or 79.26%, to $320,484 for the six months ended June 30, 2009 compared to the prior period. This increase in G&A expenses was the result of an increase in professional fees.

RESEARCH AND DEVELOPMENT

         Research and Development ("R&D") costs decreased by $40,787 or 98.70%, to $538 for the three months ended June 30, 2009 compared to the prior period. R&D costs decreased by $64,736 or 97.25%, to $1,830 for the six months ended June 30, 2009 compared to the prior period. This decrease in R&D costs was the result of a decrease in salaries and consulting fees.

NET LOSS

         Net Loss decreased by $1,081,825 or 56.53% to $831,977 for the three months ended June 30, 2009, compared to the prior period. Net Loss decreased by $1,189,333 or 56.79% to $904,774 for the six months ended June 30, 2009, compared to the prior period. This decrease in Net Loss resulted mainly from operational costs. Currently operating costs exceed revenue because sales are not yet significant. We cannot assure when or if revenue will exceed operating costs.

LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 2009, we had a working capital deficit of $532,009 as compared to $975,567 as of December 31, 2008. This decrease of $443,558 in the working capital deficit was due primarily to conversion of debt for common shares.

         Cash flow used in operating activities was $(98,958) for the six months ended June 30, 2009, as compared to cash used of $(297,778) for the prior period. This decrease of $198,820 was primarily attributable to a decrease in research and development, and general and administrative expenses, as well as the write off of goodwill.

         Cash provided by investing activities was $1,347 for the six months ended June 30, 2009, as compared to cash provided of $0 for the prior period. The increase of cash provided by investing activities was primarily due to a return of an investment that was previously written off.

         Cash provided from financing activities during the six months ended June 30, 2009 was $106,485 as compared to cash provided of $314,000 for the prior period. The decrease of $207,515 was due to less funding received from an officer and subsidiary.

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

         Our management, under the direction of our Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2009. As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting. Based on this evaluation our management, including the Company's Chief Executive Officer and Principal Financial Officer, has concluded that the Company's disclosure controls and procedures were effective as of June 30, 2009.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

         There were no changes in the Company's internal control over financial reporting identified in connection with the evaluation of it that occurred during the quarter ended June 30, 2009 that materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

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


                                     MACHINETALKER, INC.


Dated: September 24, 2009           By:  /s/Roland F. Bryan
                                    --------------------------------------------
                                    Roland F.  Bryan,  Chairman of the Board and
                                    Chief Executive Officer (Principal Executive
                                    Officer)


Dated: September 24, 2009           By:  /s/Roland F. Bryan
                                    --------------------------------------------
                                    Roland F.  Bryan,  Chief  Financial  Officer
                                    (Principal Financial Officer)