Form 10-K/A
period 2008-12-31
MACHINETALKER INC
filed 2009-11-10
CIK 1172631

FORM 10-KA

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                 [X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended: December 31, 2008


                        COMMISSION FILE NUMBER 000-49805

                               MACHINETALKER, INC.
             (Exact name of registrant as specified in its charter)


              DELAWARE                                  01-05922991
      -----------------------               ------------------------------------
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

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:


                                                 NAME OF EACH EXCHANGE ON
    TITLE OF EACH CLASS                               WHICH REGISTERED
--------------------------                       ------------------------
        COMMON STOCK                                        OTC


         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

                                                                  Yes |_| No |X|

         Indicate by check mark if the registrant is not required to filed reports pursuant to Section 13 or Section 15(d) of the Act.

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

         There were 181,976,793 shares outstanding of the registrant's Common Stock as of May 31, 2009.

                                TABLE OF CONTENTS

PART III
ITEM 10     Directors, Executive Officers, and Corporate Governance                                1
ITEM 11     Executive Compensation                                                                 4
ITEM 12     Security Ownership of Certain Beneficial Owners and Management and Related             5
            Stockholder Matters
ITEM 15     Exhibits, Financial Statement Schedules                                                6
SIGNATURES                                                                                         7

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE


         The following table lists the executive officers and directors of the Company as of April 30, 2009:

  NAME                     AGE      POSITION
  -------------------      ---      ----------------------------------------
  Roland F. Bryan (1)      74       President,  Chief Executive Officer,
                                    Chief Financial Officer, Secretary, and
                                    Chairman of the Board of Directors

  Gerald A. Nadler         67       Chief Scientist (Key Employee)

  Mark J. Richardson       55       Director
---------------------

(1) Member of Audit Committee. Mr. Bryan is not an independent director and he may not qualify as a financial expert for the purposes of satisfying the requirements of the Securities and Exchange Commission that audit committees be comprised of independent directors, at least one of whom is a financial expert. Management believes that the Company's small size and limited resources has so far hindered it from attracting a third director who can serve on the Audit Committee as an independent financial expert. Nevertheless, the Company will continue to seek such a candidate.


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


         Based solely on its review of the copies of such Section 16 Reports received by it, or written representations received from certain Reporting
Persons, all Section 16(a) filing requirements applicable to our Reporting Persons during and with respect to the fiscal year ended December 31, 2008 have been complied with on a timely basis.

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE OFFICER COMPENSATION

         The following table sets forth the total compensation paid in all forms to the executive officers and directors of the Company during the periods indicated:


                           SUMMARY COMPENSATION TABLE

---------------------- ------- ----------- -------- --------- ------------- -------------- --------------- -----------
                                                               NON-EQUITY   NON-QUALIFIED
NAME AND                                                       INCENTIVE      DEFERRED
PRINCIPAL POSITION                                  OPTION        PLAN      COMPENSATION     ALL OTHER
(1)                    YEAR     SALARY     BONUS    AWARDS   COMPENSATION    EARNINGS      COMPENSATION     TOTAL
---------------------- ------ ----------- -------- --------- ------------- -------------- --------------- -----------
Roland Bryan, Chief    2008   $120,000 (1)   0         0          0              0               0        $120,000(1)
Executive Officer      2007   $120,000       0         0          0              0               0        $120,000

Executive Officers     2008   $120,000       0         0          0              0               0        $120,000
as a Group             2007   $120,000       0         0          0              0               0        $120,000

-------------------------
(1)      Mr. Bryan deferred and accrued the entire amount of his salary in 2008.

EMPLOYMENT AGREEMENTS

         The Company has not entered into any employment agreements with its executive officers to date. The Company may enter into employment agreements with them in the future.

OUTSTANDING EQUITY AWARDS

         None of the Company's executive officers received any equity awards during the fiscal year ended December 31, 2008.


DIRECTOR COMPENSATION

         The following table summarizes the compensation paid or accrued by us for the year ended December 31, 2008 to MTI's directors who are not also executive officers of the Company and who were serving as directors of MTI on December 31, 2008. No other stock or option awards for directors were outstanding on December 31, 2008.

                              DIRECTOR COMPENSATION

----------------------------------------------------------------------------------------------------------------------
                            FEES EARNED                                NON-EQUITY        ALL OTHER
                            OR PAID IN     STOCK        OPTION       INCENTIVE PLAN    COMPENSATION
NAME                           CASH      AWARDS ($)   AWARDS ($)      COMPENSATION          ($)         TOTAL ($)
----------------------------------------------------------------------------------------------------------------------
Mark J. Richardson,            - 0 -     $560 (1) -      - 0 -            - 0 -            - 0 -          $ 560
Director
-------------------------

(1) The Company issued 70,000 shares of common stock to Mr. Richardson for his services as a director during the year ended December 31, 2008. The valuation of the award was based upon the fair market value on the closing price of the Company's common stock as quoted on the OTC Bulletin Board on the date the shares were issued. This value per share is presented in the Statement of Shareholder's Deficit included in the Company's financial statements in Item 8 of this Report.

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


                                      NUMBER OF SHARES BENEFICIALLY
 NAME AND ADDRESS OF STOCKHOLDER              OWNED (1)(2)                    PERCENTAGE OWNERSHIP
----------------------------------- ---------------------------------- ------------------------------------
ROLAND F. BRYAN(3)                             42,373,429                            49.80

CHRISTOPHER T. KLEVELAND (4)                    4,450,000                             5.23

MARK P. HARRIS(5)                               4,450,000                             5.23

MARK J. RICHARDSON                                 70,000                              *
233 Wilshire Boulevard, Suite 820
Santa Monica, California 90401

UTEK CORPORATION                                9,900,000                            11.64
2109 E. Palm Avenue
Tampa, FL 33605

All Current Executive Officers as              42,373,429                            49.80
   a Group

All Current Directors who are not                  70,000                              *
   Executive Officers as a Group
-----------------------------------

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)     Exhibits

        EXHIBIT    DESCRIPTION
        -------    --------------------------------------------------------------------------------------------
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

Dated: November 10, 2009      MACHINETALKER, INC.


                              By:  /s/ Roland Bryan
                                    --------------------------------------------
                                    Roland Bryan,  Chairman of the Board,  Chief
                                    Executive  Officer,   President   (Principal
                                    Executive  Officer),   and  Chief  Financial
                                    Officer (Chief Accounting Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By: /s/ Roland Bryan                                    Dated: November 10, 2009
    ---------------------------------------------------
    Roland Bryan, Chairman of the Board, Chief
    Executive Officer, President (Principal Executive
    Officer), and Chief Financial Officer
    (Chief Accounting Officer)


By: /s/ Mark J. Richardson                              Dated: November 10, 2009
    ---------------------------------------------------
    Mark J. Richardson, Director