Form 10-Q
period 2009-09-30
MACHINETALKER INC
filed 2009-11-20
CIK 1172631

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

[ X ]QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES  EXCHANGE ACT
     OF 1934

For Quarterly Period Ended September 30, 2009

                                       or

[  ]TRANSITION  REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES  EXCHANGE ACT
    OF 1934

For the Transition period from _______________ to ______________

Commission File Number 000-49805

                               MACHINETALKER, INC.
                        -------------------------------
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

The number of shares of registrant's common stock outstanding as of November 20, 2009 was 181,976,794.

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION
ITEM 1.         CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)                  2
                   Consolidated Balance Sheets                                 3
                   Consolidated Statements of Operations                       4
                   Consolidated Statements of Shareholders' Deficit            5
                   Consolidated Statements of Cash Flows                       6
                   Notes to the Consolidated Financial Statements              7
ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS                          11
ITEM 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK    14
ITEM 4T.        CONTROLS AND PROCEDURES                                       14
PART II - OTHER INFORMATION
ITEM 1.         LEGAL PROCEEDINGS                                             15
ITEM 1A.        RISK FACTORS                                                  15
ITEM 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS   15
ITEM 3.         DEFAULTS UPON SENIOR SECURITIES                               15
ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS           15
ITEM 5.         OTHER INFORMATION                                             15
ITEM 6.         EXHIBITS                                                      15
SIGNATURES                                                                    16

                         PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS.

                               MACHINETALKER, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS

                                                                             (Unaudited)
                                                                         September 30, 2009      December 31, 2008
                                                                         --------------------  --------------------

                                                       ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                              $           11,183    $            2,949
  Inventory                                                                          39,598                39,598
  Prepaid insurance                                                                       -                   904
                                                                         --------------------  --------------------
        TOTAL CURRENT ASSETS                                                         50,781                43,451
                                                                         --------------------  --------------------

PROPERTY & EQUIPMENT, at cost
  Machinery & equipment                                                              13,080                13,080
  Computer equipment                                                                 50,351                50,351
  Furniture & fixture                                                                 4,670                 4,670
                                                                         --------------------  --------------------
                                                                                     68,101                68,101
  Less accumulated depreciation                                                     (65,211)              (58,575)
                                                                         --------------------  --------------------
        NET PROPERTY AND EQUIPMENT                                                    2,890                 9,526
                                                                         --------------------  --------------------

OTHER ASSETS
  Patents                                                                                 -                   656
  Purchase option, Regents                                                                -                 5,000
  Security deposit                                                                    2,975                 2,975
                                                                         --------------------  --------------------
        TOTAL OTHER ASSETS                                                            2,975                 8,631
                                                                         --------------------  --------------------

          TOTAL ASSETS                                                   $           56,646    $           61,608
                                                                         ====================  ====================

                                        LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
   Accounts payable                                                      $           41,711    $           91,046
   Accrued expenses                                                                 384,584               294,585
   Accrued interest, other                                                           15,275                 9,445
   Accrued interest, related parties                                                109,551               101,783
   Unearned revenues                                                                  8,817                38,817
   Convertible promissory note                                                       65,000                65,000
   Notes payable, related parties                                                    19,000               418,342
                                                                         --------------------  --------------------

        TOTAL CURRENT LIABILITIES                                                   643,938             1,019,018
                                                                         --------------------  --------------------



SHAREHOLDERS'  DEFICIT
  Common stock, $.001 par value;
  550,000,000 authorized shares;
  181,976,794 and 44,186,700 shares issued and outstanding, respectively            181,977                44,187
  Additional paid in capital                                                      7,074,795             5,874,333
  Deficit accumulated  during the development stage                              (7,844,064)           (6,875,930)
                                                                         --------------------  --------------------

        TOTAL SHAREHOLDERS' DEFICIT                                                (587,292)             (957,410)
                                                                         --------------------  --------------------

          TOTAL LIABILITIES AND SHAREHOLDERS'  DEFICIT                   $           56,646    $           61,608
                                                                         ====================  ====================

                 The accompanying notes are an integral part of
                    these consolidated financial statements

                               MACHINETALKER, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)




                                                                                                                    From Inception
                                                   For the Three Months Ended        For the Nine Months Ended      January 30,2002
                                                --------------------------------- ---------------------------------     through
                                                  September 30,    September 30,    September 30,    September 30,    September 30,
                                                      2009             2008             2009             2008             2009
                                                ---------------- ---------------- ---------------- ---------------- ----------------

REVENUE                                         $        10,000  $        10,000  $        34,510  $        30,000  $     1,118,589

COST OF SERVICES                                              -               65                -               86          454,570
                                                ---------------- ---------------- ---------------- ---------------- ----------------

GROSS PROFIT                                             10,000            9,935           34,510           29,914          664,019
                                                ---------------- ---------------- ---------------- ---------------- ----------------

OPERATING EXPENSES
  Selling and marketing expenses                             49           19,491           25,077          110,302        1,280,130
  General and administrative expenses                    69,069           67,433          389,553          246,219        2,949,783
  Stock compensation expense                                  -            4,352                -           12,875           69,778
  Research and development                                    -           24,338            1,830           90,904        1,441,695
  Impairment loss                                             -                -                -        1,715,000        1,753,502
  Depreciation and amortization expense                   2,212            4,774            6,636           30,978          117,535
                                                ---------------- ---------------- ---------------- ---------------- ----------------

        TOTAL OPERATING EXPENSES                         71,330          120,388          423,096        2,206,278        7,612,423
                                                ---------------- ---------------- ---------------- ---------------- ----------------

LOSS FROM OPERATIONS                                    (61,330)        (110,453)        (388,586)      (2,176,364)      (6,948,404)
                                                ---------------- ---------------- ---------------- ---------------- ----------------

OTHER INCOME/(EXPENSES) BEFORE PROVISION
 FOR INCOME TAXES
  Interest income                                             1                3                3                9           10,254
  Interest expense                                       (2,031)         (14,585)         (13,598)         (41,987)        (258,775)
  Penalties                                                   -                -                -                -             (155)
  Gain/(loss) on investment                                   -                -            1,347                -          (73,121)
  Loss on settlement of debt                                  -                -         (567,300)               -         (567,300)
  Gain/(loss) on sale of asset                                -                -                -                -             (963)
                                                ---------------- ---------------- ---------------- ---------------- ----------------
        TOTAL OTHER INCOME/(EXPENSES)                    (2,030)         (14,582)        (579,548)         (41,978)        (890,060)
                                                ---------------- ---------------- ---------------- ---------------- ----------------

LOSS BEFORE PROVISION FOR INCOME TAXES                  (63,360)        (125,035)        (968,134)      (2,218,342)      (7,838,464)

PROVISION FOR INCOME TAXES                                    -             (118)               -             (918)          (5,600)
                                                ---------------- ---------------- ---------------- ---------------- ----------------

NET (LOSS)                                      $       (63,360) $      (125,153) $      (968,134) $    (2,219,260) $    (7,844,064)
                                                ================ ================ ================ ================ ================


BASIC AND DILUTED LOSS PER SHARE                $         (0.00) $         (0.00) $         (0.01) $         (0.05)
                                                ================ ================ ================ ================

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
      BASIC AND DILUTED                             181,976,794       43,834,888      118,999,645       43,772,888
                                                ================ ================ ================ ================



                 The accompanying notes are an integral part of
                    these consolidated financial statements

                               MACHINETALKER, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009

                                                                                                           Accumulated
                                                                                                         Deficit During
                                                                       Common stock         Additional        the
                                                                 -------------------------    Paid-in      Development
                                                                   Shares        Amount       Capital        Stage         Total
                                                                 ------------ ------------ -------------- ------------- ------------

Balance at December 31, 2008                                      44,186,700  $    44,187  $   5,874,333  $ (6,875,930) $  (957,410)

Issuance of common stock in April 2009 (unaudited)
(6,200,000 shares at $0.0325 per share issued for
 services and accounts payable)                                    6,200,000        6,200        195,300             -      201,500

Issuance of common stock in May 2009 (unaudited)
(93,240,094 shares at $0.0010725 per share issued for cash)       93,240,094       93,240          6,760             -      100,000

Issuance of common stock in May 2009 (unaudited)
(1,750,000 shares at $0.0255 per share issued for
 services and accounts payable)                                    1,750,000        1,750         42,875             -       44,625

Issuance of common stock in May 2009 (unaudited)
(1,900,000 shares at $0.0255 per share issued for conversion
 of promissory note)                                               1,900,000        1,900         46,550             -       48,450

Issuance of common stock in May 2009 (unaudited)
(34,700,000 shares at $0.0255 per share issued for conversion
 of promissory note)                                               34,700,000      34,700        850,150             -      884,850

Contributed capital by shareholder (unaudited)                             -            -         58,827             -       58,827

Net Loss for the nine months ended September 30, 2009
(unaudited)                                                                -            -              -      (968,134)    (968,134)
                                                                 ------------ ------------ -------------- ------------- ------------

Balance at September 30, 2009 (unaudited)                        181,976,794  $   181,977  $   7,074,795  $ (7,844,064) $  (587,292)
                                                                 ============ ============ ============== ============= ============

























                 The accompanying notes are an integral part of
                    these consolidated financial statements

                               MACHINETALKER, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                          For the Nine Months Ended       From Inception
                                                      ---------------------------------- January 30, 2002
                                                                                             through
                                                        September 30,    September 30,     September 30,
                                                            2009             2008              2009
                                                      ---------------- ----------------- -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                              $      (968,134) $     (2,219,260) $     (7,844,064)
Adjustments to reconcile net loss to net cash
  used in operating activities
  Depreciation and amortization                                 6,636            30,978           117,535
  Issuance of common shares and warrants for  services        166,625            30,469           727,713
  Issuance of common shares in conversion of debt                   -                 -           400,000
  (Gain)/Loss on investment                                    (1,347)                -            73,121
  Stock compensation expense                                        -            12,875            69,778
  (Gain)/Loss on sale of asset                                      -                 -               963
  Impairment loss                                                   -         1,715,000         1,753,502
  Loss on settlement of debt                                  567,300                 -           567,300
Changes in Assets and Liabilities
  Increase) Decrease in:
  Inventory                                                         -           (32,325)          (39,598)
  Prepaid Expenses                                                904             3,547                 -
  Patents                                                         656              (656)                -
  Deposits and other assets                                     5,000                 -             2,025
  Increase (Decrease) in:
  Accounts payable                                             30,165            18,314           121,211
  Accrued expenses                                            103,597           137,155           509,410
  Customer deposits                                                 -            12,000                 -
  Unearned revenue                                            (30,000)          (30,000)            8,817
                                                      ---------------- ----------------- -----------------

    NET CASH USED IN OPERATING ACTIVITIES                    (118,598)         (321,903)       (3,532,287)
                                                      ---------------- ----------------- -----------------

NET CASH FLOWS USED IN INVESTING ACTIVITIES:
  Purchase of property and equipment                                -                 -           (73,754)
  Sale of asset                                                     -                 -             3,963
  Investment in companies                                       1,347                 -            (6,121)
                                                      ---------------- ----------------- -----------------

   NET CASH PROVIDED (USED) IN INVESTING ACTIVITIES             1,347                 -           (75,912)
                                                      ---------------- ----------------- -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable related parties                  19,000            59,000         1,099,342
  Proceeds from convertible promissory note                         -                 -           129,000
  Repayment of notes payable related party                          -           (45,000)          (90,000)
  Contributed capital by shareholder                            6,485            15,000            19,197
  Proceeds from subsidiary                                          -           300,000           300,000
  Proceeds from issuance of common stock                      100,000                 -         2,154,193
                                                      ---------------- ----------------- -----------------

   NET CASH PROVIDED BY FINANCING ACTIVITIES                  125,485           329,000         3,611,732
                                                      ---------------- ----------------- -----------------

        NET INCREASE IN CASH                                    8,234             7,097             3,533


CASH, BEGINNING OF PERIOD                                       2,949             3,258             7,650
                                                      ---------------- ----------------- -----------------

CASH, END OF PERIOD                                   $        11,183  $         10,355  $         11,183
                                                      ================ ================= =================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Interest paid                                      $             -  $              -  $        133,948
                                                      ================ ================= =================
   Income taxes                                       $             -  $            918  $          5,600
                                                      ================ ================= =================

SUPPLEMENTAL SCHEDULE OF NON-CASH TRANSACTIONS
   During the nine months ended September 30, 2009, the Company issued 7,950,000 shares of common stock for services and accounts payable at a fair value of $246,125; 36,600,000 shares of common stock with a fair value of $933,300 were issued in conversion of $366,000 in debt resulting in a $567,300 loss on settlement of debt. During the nine months ended September 30, 2008, the Company expensed compensation cost of $12,875 related to the vesting of employee stock options; issued 386,579 shares of common stock for services at a fair value of $22,979. The Company, also recognized a loss on impairment of goodwill in the amount of $1,715,000.
















                 The accompanying notes are an integral part of
                    these consolidated financial statements

                       MACHINETALKER, INC. AND SUBSIDIARY
                          (A Development Stage Company)
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
                               SEPTEMBER 30, 2009


1.   BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 2008.

     GOING CONCERN

     The accompanying consolidated financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying consolidated financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company does not generate significant revenue, and has negative cash flows from operations, which raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, an additional cash infusion. The Company has obtained funds from its shareholders since its inception through September 30, 2009. It is Management's plan to generate additional working capital from investors, and then continue to pursue its business plan and purposes.

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

     DEVELOPMENT STAGE ACTIVITIES AND OPERATIONS

     The Company has been in its initial stages of formation and for the nine months ended September 30, 2009, had insignificant revenues. A development stage activity is one in which all efforts are devoted substantially to establishing a new business and even if planned principal operations have commenced, revenues are insignificant.

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

     REVENUE RECOGNITION

     We recognize revenue upon delivery, provided that evidence of an arrangement exists, title, and risk of loss have passed to the customer, fees are fixed or determinable, and collection of the related receivable is reasonably assured. We record revenue net of estimated product returns, which is based upon our return policy, sales agreements, management estimates of potential future product returns related to current period revenue, current economic trends,

                       MACHINETALKER, INC. AND SUBSIDIARY
                          (A Development Stage Company)
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
                               SEPTEMBER 30, 2009

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     REVENUE RECOGNITION (Continued)

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

     We also grant exclusive licenses for the use of the technology required to operate our products. Software license revenue is recognized over the contract period, for those contracts that either do not contain a service component or that have services which are not essential to the functionality of any other element of the contract.

     LOSS PER SHARE CALCULATIONS

     Loss per Share dictates the calculation of basic earnings per share and diluted earnings per share. Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company's diluted loss per share is the same as the basic loss per share for the nine months ended September 30, 2009 as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss.

     STOCK-BASED COMPENSATION

     The Company addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. The transactions are accounted for using a fair-value-based method and recognized as expenses in our statement of income.

     RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 2009, the FASB issued guidance under Accounting Standards Codification ("ASC") Topic 105, "Generally Accepted Accounting Principles" (SFAS No. 168, The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles). This guidance establishes the FASB ASC as the single source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. SFAS 168 and the ASC are effective for financial statements issued for interim and annual periods ending after September 15, 2009. The ASC supersedes all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the ASC has become non-authoritative. Following SFAS 168, the FASB will no longer issue new standards in the form of Statements, FSPs, or EITF Abstracts. Instead, the FASB will issue Accounting Standards Updates, which will serve only to update the ASC, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the ASC. We adopted ASC 105 effective for our financial statements issued as of September 30, 2009. The adoption of this guidance did not have an impact on our financial statements but will alter the references to accounting literature within the consolidated financial statements.

                       MACHINETALKER, INC. AND SUBSIDIARY
                          (A Development Stage Company)
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
                               SEPTEMBER 30, 2009


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (Continued)

     In August 2009, the FASB issued guidance under Accounting Standards Update ("ASU") No. 2009-05, "Measuring Liabilities at Fair Value". This guidance clarifies how the fair value a liability should be determined. This guidance is effective for the first reporting period after issuance. We will adopt this guidance for our year ending December 31, 2009. We do not expect the adoption of this guidance to have a material impact on our financial statements.

     RECLASSIFICATIONS

     Certain prior period amounts have been reclassified to conform to the current financial statement presentation.

3.   CAPITAL STOCK AND WARRANTS

     During the nine months ended September 30, 2009, the Company issued 93,240,094 shares of common stock for cash at a price of $0.0010725 per share; 7,950,000 shares of common stock were issued for services and accounts payable at a fair value of $246,125; 36,600,000 shares of common stock with a fair value of $933,300 were issued in conversion of $366,000 in debt resulting in the recognition of a $567,300 loss on settlement of debt. During the nine months ended September 30, 2008, the Company issued 386,579 shares of common stock for a fair value of $22,979 for services.

     WARRANTS

     During the nine months ended September 30, 2009, the Company issued no warrants. At September 30, 2009, the Company had a total of 866,400 warrants to purchase 866,400 shares of common stock outstanding.

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

     Included in the balance at September 30, 2009, are no tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

     The  Company's   policy  is  to  recognize   interest  accrued  related  to
     unrecognized tax benefits in interest expense and penalties in operating expenses.

5.   RELATED PARTY TRANSACTION

     During the nine months ended September 30, 2009, the Company's President forgave a note payable of $52,342 and cash contributed during the period of $6,485 to contributed capital.

     During the nine months ended September 30, 2009, the Company's President loaned the Company $7,000 for operating expenses. The note payable bears interest at 6% per annum. The note will be paid upon demand.

     During the nine months ended September 30, 2009, an investor loaned the Company $12,000 for operating expenses. The note bears interest at 6% per annum. The note will be paid upon demand.

                       MACHINETALKER, INC. AND SUBSIDIARY
                          (A Development Stage Company)
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
                               SEPTEMBER 30, 2009


6.   SUBSEQUENT EVENT

     Management has evaluated subsequent events through November 20, 2009, the date the financial statements were issued, and has determined there are no subsequent events to be reported.

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

RESULTS OF OPERATIONS - QUARTER ENDED SEPTEMBER 30, 2009 COMPARED TO THE QUARTER ENDED SEPTEMBER 30, 2008

REVENUE

         Total revenue for the three months ended September 30, 2009 and 2008, were $10,000 and $10,000, respectively. Total revenue for the nine months ended September 30, 2009 and 2008, were $34,510 and $30,000, respectively. The increase in revenue was the result of software sales, and the majority of the revenue recognized was previously deferred income.

COST OF SALES

         Cost of Sales ("COS") decreased by $65 or 100.0% to $0 for the three months ended September 30, 2009 compared to the prior period. COS decreased by $86 or 100% for the nine months ended September 30, 2009, compared to the prior period. This decrease in COS was a result of a decrease in raw materials and labor related to sales transactions, and recognition of previously deferred income.

SELLING AND MARKETING EXPENSES

         Selling and marketing ("S&M") expenses decreased by $19,442 or 99.75%, to $49 for the three months ended September 30, 2009 compared to the prior period. S&M expenses decreased by $85,225 or 77.27%, to $25,077 for the nine months ended September 30, 2009, compared to the prior period. This decrease in S&M expenses was the result of a decrease in salaries and travel expenses.

GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative ("G&A") expenses increased by $1,636 or 2.43%, to $69,069 for the three months ended September 30, 2009 compared to the prior period. G&A expenses increased by $143,334 or 58.21%, to $389,553 for the nine months ended September 30, 2009 compared to the prior period. This increase in G&A expenses was the result of an increase in professional fees.

RESEARCH AND DEVELOPMENT

         Research and Development ("R&D") costs decreased by $24,338 or 100.0%, to $0 for the three months ended September 30, 2009 compared to the prior period. R&D costs decreased by $89,074 or 97.99%, to $1,830 for the nine months ended September 30, 2009 compared to the prior period. This decrease in R&D costs was the result of a decrease in salaries and consulting fees.

NET LOSS

         Net Loss decreased by $61,793 or 49.37% to $63,360 for the three months ended September 30, 2009 compared to the prior period. Net Loss decreased by $1,251,126 or 56.38% to $968,134 for the nine months ended September 30, 2009 compared to the prior period. This decrease in Net Loss was the result of a decrease in operational costs. Currently operating costs exceed revenue because sales are not yet significant. We cannot assure when or if revenue will exceed operating costs.

LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 2009, we had a working deficit of $593,157 as compared to $889,580 at September 30, 2008. This decrease of $296,423 was due primarily to conversion of debt for common shares.

         Cash flow used in operating activities was $118,598 for the nine months ended September 30, 2009, as compared to cash used of $321,903 for nine months ended September 30, 2008. This decrease of $203,305 was primarily attributable to a decrease in operational expenses, as well as the write off of goodwill.

         Cash provided by investing activities was $1,347 for the nine months ended September 30, 2009 as compared to cash of $0 used by investing activities for the nine months ended September 30, 2008. The increase of cash provided by investing activities was due to a return of an investment that was previously written off.

         Cash provided from financing activities during the nine months ended September 30, 2009 was $125,485 as compared to cash provided of $329,000 for the nine months ended September 30, 2008. The decrease of $203,515 was due to less funding from an officer and subsidiary.

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

         Our management, under the direction of our Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2009. As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting. Based on this evaluation our management, including the Company's Chief Executive Officer and Principal Financial Officer, has concluded that the Company's disclosure controls and procedures were effective as of September 30, 2009.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

         There were no changes in the Company's internal control over financial reporting identified in connection with the evaluation of it that occurred during the quarter ended September 30, 2009 that materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.


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


                                   MACHINETALER, INC.


Dated: November 20, 2009           By: /s/Roland F. Bryan
                                   ---------------------------------------------
                                    Roland F.  Bryan,  Chairman of the Board and
                                    Chief Executive Officer (Principal Executive
                                    Officer)


Dated: November 20, 2009           By: /s/Roland F. Bryan
                                   ----------------------------------------
                                    Roland F.  Bryan,  Chief  Financial  Officer
                                    (Principal Financial Officer)