Form 10-K/A
period 2008-12-31
MACHINETALKER INC
filed 2009-12-03
CIK 1172631

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
                         ------------------------------
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

                                 (805) 957-1680
                                 --------------
               Registrant's telephone number, including area code

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:


                                                  NAME OF EACH EXCHANGE ON
           TITLE OF EACH CLASS                        WHICH REGISTERED
          ---------------------                   ------------------------
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

         There were 181,976,793 shares outstanding of the registrant's Common Stock as of May 31, 2009.

                                TABLE OF CONTENTS

PART II

ITEM 9A(T)        Controls and Procedures                                2

SIGNATURES                                                               4

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

         Management has evaluated the effectiveness of the Company's disclosure controls and procedures as of December 31, 2008 (under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer) pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended. As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer has concluded that the disclosure controls and procedures were not effective as of December 31, 2008 because the Company was late in making the filing of its annual report on Form 10-K for the fiscal year ending December 31, 2008.

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

         Under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in internal control-integrated framework. Based on this evaluation, the Company's Chairman, Chief Executive Officer, and Chief Financial Officer has concluded that the internal control over financial reporting is effective.

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

Dated: December 3, 2009             MACHINETALKER, INC.


                                    By:  /s/ Roland Bryan
                                          --------------------------------------
                                    Roland Bryan,  Chairman of the Board,  Chief
                                    Executive  Officer,   President   (Principal
                                    Executive  Officer),   and  Chief  Financial
                                    Officer (Chief Accounting Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:  /s/ Roland Bryan                                    Dated: December 3, 2009
    -----------------------------------------------------
    Roland Bryan, Chairman of the Board, Chief Executive
    Officer, President (Principal Executive Officer), and
    Chief Financial Officer (Chief Accounting Officer)


By:  /s/ Mark J. Richardson                              Dated: December 3, 2009
     ----------------------------------------------------
    Mark J. Richardson, Director