Form 10-Q/A
period 2009-03-31
MACHINETALKER INC
filed 2009-12-03
CIK 1172631

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QA
(Mark One)

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
                   ------------------------------------------
                       (Name of registrant in its charter)

              DELAWARE                                01-05922991
              --------                                -----------
   (State or other jurisdiction of         (I.R.S. Employer Identification No.)
    incorporation or organization)

             513 DE LA VINA STREET, SANTA BARBARA, CALIFORNIA 93101
  ---------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

                             Yes[__]                                     No[_X_]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

         The number of shares of registrant's common stock outstanding as of September 1, 2009 was 181,976,793.

                                TABLE OF CONTENTS

ITEM 4T.  CONTROLS AND PROCEDURES                                            2
PART II - OTHER INFORMATION
SIGNATURES                                                                   3

ITEM 4T. CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

         We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

         Our management, under the direction of our Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2009. As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting. Based on this evaluation our management, including the Company's Chief Executive Officer and Principal Financial Officer, has concluded that the Company's disclosure controls and procedures were not effective as of March 31, 2009 because the Company was late in filing the original Quarterly Report on Form 10-Q for the Company's fiscal quarter ended March 31, 2009.

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


                                    MACHINETALER, INC.


Dated: December 3, 2009             By:  /s/Roland F. Bryan
                                         ---------------------------------------
                                    Roland F.  Bryan,  Chairman of the Board and
                                    Chief Executive Officer (Principal Executive
                                    Officer)


Dated: December 3, 2009             By:  /s/Roland F. Bryan
                                         ---------------------------------------
                                    Roland F.  Bryan,  Chief  Financial  Officer
                                    (Principal Financial Officer)