Form 10-Q/A
period 2009-06-30
MACHINETALKER INC
filed 2009-12-03
CIK 1172631

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

The number of shares of registrant's common stock outstanding as of September 18, 2009 was 181,976,794.

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION
ITEM 4T. CONTROLS AND PROCEDURES                                              2

SIGNATURES                                                                    3

ITEM 4T. CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

         We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

         Our management, under the direction of our Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2009. As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting. Based on this evaluation our management, including the Company's Chief Executive Officer and Principal Financial Officer, has concluded that the Company's disclosure controls and procedures were not effective as of June 30, 2009 because the Company was late in filing the original Quarterly Report on Form 10-Q for the Company's fiscal quarter ended June 30, 2009.

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


                                  MACHINETALKER, INC.


Dated: December 3, 2009           By:  /s/Roland F. Bryan
                                    --------------------------------------------
                                    Roland F.  Bryan,  Chairman of the Board and
                                    Chief Executive Officer (Principal Executive
                                    Officer)


Dated: December 3, 2009           By:  /s/ROland F. Bryan
                                    --------------------------------------------
                                    Roland F.  Bryan,  Chief  Financial  Officer
                                    (Principal Financial Officer)