Form 10-K/A
period 2008-12-31
MACHINETALKER INC
filed 2009-12-07
CIK 1172631

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

         There were 181,976,793 shares outstanding of the registrant's Common Stock as of May 31, 2009.

                                TABLE OF CONTENTS

PART II
ITEM 9A(T)              Controls and Procedures                                2

PART III
ITEM 15                 Exhibits and Financial Statement Schedules             3

SIGNATURES                                                                     4

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


                                    PART III

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)      Exhibits

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


Dated: December 7, 2009             MACHINETALKER, INC.



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


By:  /s/ Roland Bryan                                    Dated: December 7, 2009
    -----------------------------------------------------
    Roland Bryan, Chairman of the Board, Chief Executive
    Officer, President (Principal Executive Officer), and
    Chief Financial Officer (Chief Accounting Officer)


By:  /s/ Mark J. Richardson                              Dated: December 7, 2009
     ----------------------------------------------------
    Mark J. Richardson, Director