Form 10-Q/A
period 2009-03-31
MACHINETALKER INC
filed 2009-12-07
CIK 1172631

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

         The number of shares of registrant's common stock outstanding as of September 1, 2009 was 181,976,793.

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION
ITEM 4T. CONTROLS AND PROCEDURES                                          2

PART II- OTHER INFORMATION
ITEM 6.  EXHIBITS                                                         2

SIGNATURES                                                                3

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


                                    MACHINETALER, INC.


Dated: December 7, 2009             By:  /s/Roland F. Bryan
                                         ---------------------------------------
                                    Roland F.  Bryan,  Chairman of the Board and
                                    Chief Executive Officer (Principal Executive
                                    Officer)


Dated: December 7, 2009             By:  /s/Roland F. Bryan
                                         ---------------------------------------
                                    Roland F.  Bryan,  Chief  Financial  Officer
                                    (Principal Financial Officer)