Form 10-Q/A
period 2009-06-30
MACHINETALKER INC
filed 2009-12-07
CIK 1172631

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


                                  MACHINETALKER, INC.


Dated: December 7, 2009           By:  /s/Roland F. Bryan
                                    --------------------------------------------
                                    Roland F.  Bryan,  Chairman of the Board and
                                    Chief Executive Officer (Principal Executive
                                    Officer)


Dated: December 7, 2009           By:  /s/Roland F. Bryan
                                    --------------------------------------------
                                    Roland F.  Bryan,  Chief  Financial  Officer
                                    (Principal Financial Officer)