Form 10-K
period 2009-12-31
MACHINETALKER INC
filed 2010-04-15
CIK 1172631

FORM 10-K

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                 [X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended: December 31, 2009


                        COMMISSION FILE NUMBER 000-49805

                               MACHINETALKER, INC.
                -----------------------------------------------
             (Exact name of registrant as specified in its charter)


        DELAWARE                                        01-05922991
 ----------------------                      ----------------------------------
(State of Incorporation)                    (I.R.S. Employer Identification No.)


             513 DE LA VINA STREET, SANTA BARBARA, CALIFORNIA 93101
             -----------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (805) 957-1680
             -----------------------------------------------------
               Registrant's telephone number, including area code

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:


                                                  NAME OF EACH EXCHANGE ON
   TITLE OF EACH CLASS                                WHICH REGISTERED
---------------------------                     ----------------------------
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

         Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                                                  Yes |_| No |X|

         The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $1,449,640 as of June 30, 2009 (computed by reference to the last sale price of a share of the registrant's Common Stock on that date as reported by OTC Bulletin Board).

         There were 261,976,794 shares outstanding of the registrant's Common Stock as of April 15, 2010.

                                TABLE OF CONTENTS

PART 1
ITEM 1       Business                                                        2
ITEM 2       Properties                                                      11
ITEM 3       Legal Proceedings                                               11
ITEM 4       Reserved                                                        11

PART II
ITEM 5       Market for Common Equity and Related Stockholder Matters        11
ITEM 6       Selected Financial Data                                         12
ITEM 7       Management's Discussion and Analysis or Plan of Operation       13
ITEM 8       Financial Statements and Supplementary Data                     17
ITEM 9       Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure                                        33
ITEM 9A(T)   Controls and Procedures                                         33
ITEM 9B      Other Information                                               34

PART III
ITEM 10      Directors, Executive Officers, and Corporate Governance         35
ITEM 11      Executive Compensation                                          37
ITEM 12      Security Ownership of Certain Beneficial Owners and Management
             and Related Stockholder Matters                                 38
ITEM 13      Certain Relationships and Related Transactions, and
             Director Independence                                           39
ITEM 14      Principal Accounting Fees and Services                          40
ITEM 15      Exhibits, Financial Statement Schedules                         41

SIGNATURES                                                                   42

                                     PART I

ITEM 1. BUSINESS
----------------
GENERAL

         MachineTalker, Inc. ("MTI" or "we") is a Delaware corporation formed to engage in the business of developing and marketing a wireless control technology. From inception until mid 2004, we focused our operations on the development of our wireless control technology. We made our first sales of product and services in 2004. These sales, however, were not sufficient to cover all expenditures for product development and marketing, resulting in significant net losses since inception through December 31, 2009. While we are currently shifting the focus of our operations from developing new products to marketing and selling our existing products, presently we do not have sufficient working capital and cannot assure that we will be successful in our efforts.

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

HISTORY

         MTI was formed in January 2002 by Roland F. Bryan, Christopher T. Kleveland, and Mark P. Harris. Our founders are also shareholders of SecureCoin, Inc. ("SecureCoin"). As part of our initial capitalization, our founders contributed certain intellectual property that was developed by and purchased from SecureCoin. SecureCoin assigned all rights to that intellectual property to Messrs. Bryan, Kleveland and Harris in January 2002, and those co-founders then contributed the intellectual property rights to us in connection with our formation. This intellectual property forms the core of our proprietary smart security network technology that allow governments, businesses and individuals to rapidly deploy wireless security systems to protect and monitor things, places and people. Talkers(R) are designed to track the whereabouts and status of the objects into which they are placed. Talkers(R) can be grouped in small clusters or "communities" and can be programmed to sense, record, process, and act upon specified events based upon a customer's specific needs. Once programmed, Talkers(R) are placed into the objects the customer desires to track. Talkers(R) then monitor and report activity as programmed to each other and to the customer via the Internet. For example, Talkers(R) placed inside shipping containers or on shipping pallets can be programmed to monitor and report activity concerning the tracking and security of the shipping containers or pallets and their cargo in transit, including loading and unloading freight manifests. The information can then be exchanged with the trucks onto which the containers are being transported.

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

EMPLOYEES

         As of December 31, 2009, we had no direct employees and relied upon a select group of technical associates to develop sensor control and cellular communications software for demonstration of Talker units to monitor and control remote processes and to log changes over time in protection of perishable goods in transit. Until revenues increase or we secure additional investment, we will continue to use this cadre of technical experts to tailor the basic MachineTalkers to fit many different applications.

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

         In April 2002, a Patent Application to the United States Patent and Trademark Office ("USPTO") entitled "Self Coordinated Machine Network" application No. 20040114557 was filed, regarding a self coordinated machine network established by two or more machines in proximity with each other via a wired or wireless network infrastructure. The machines are configured to establish an ad hoc network between themselves for sharing information related to their common applications. New machines that come into proximity of the network infrastructure are configured to join an existing ad hoc network. Machines that power down or are removed from proximity of the network infrastructure are eliminated from the ad hoc network. Communications between the constituent machines of the ad hoc network allow the machines to self coordinate the network and redundantly store information pertaining to the common and disparate applications of the various machines that comprise the self coordinated machine network. An assignment of this application to us from the inventors, Roland F. Bryan, Mark P. Harris, and Christopher T. Kleveland was filed with the USPTO on April 23, 2002. The patent was granted on February 27, 2007, as Patent No.: US7,184,423, B2, entitled "Self Coordinated Machine Network."

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


ITEM 2. PROPERTIES
------------------

         We currently lease approximately 1,541 square feet of office space at 513 De La Vina Street, Santa Barbara, California 93101 at a base rental rate of approximately $1,200 per month pursuant to a month to month lease.


ITEM 3. LEGAL PROCEEDINGS
-------------------------

         We are not currently a party to any material legal proceedings.


ITEM 4. RESERVED
----------------


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS
----------------------------------------------------------------------------

COMMON STOCK

         The Company's common stock trades under the symbol "OTCBB-MACH." For the period from May 15, 2009 until September 21, 2009, the Company's common stock was dropped to the Pink Sheets because we were late filing the 2008 Annual Report and our Quarterly Report on Form 10-Q for the first fiscal quarter ending March 31, 2009. We are now current in our public reports with the Securities and Exchange Commission, and our common stock is listed for trading on the OTC Bulletin Board. The range of high and low bid quotations for each fiscal quarter within the last two fiscal years was as follows:

              YEAR ENDED DECEMBER 31, 2009                  HIGH          LOW
         --------------------------------------            ------        ------
         First Quarter ended March 31, 2009                $0.05         $0.028
         Second Quarter ended June 30, 2009                $0.04         $0.01
         Third Quarter ended September 30, 2009            $0.012        $0.01
         Fourth Quarter ended December 31, 2009            $0.05         $0.01

              YEAR ENDED DECEMBER 31, 2008                  HIGH          LOW
         --------------------------------------            ------        ------
         First Quarter ended March 31, 2008                $0.084        $0.03
         Second Quarter ended June 30, 2008                $0.07         $0.03
         Third Quarter ended September 30, 2008            $0.035        $0.005
         Fourth Quarter ended December 31, 2008            $0.006        $0.005

----------------
         The above quotations reflect inter-dealer prices, without retail markup, mark-down, or commission and may not necessarily represent actual transactions.

         As of March 31, 2010, there were approximately 290 record holders of the Company's common stock, not including shares held in "street name" in brokerage accounts which is unknown. As of March 31, 2010, there were approximately 261,976,794 shares of common stock outstanding on record.

DIVIDENDS

         The Company has not declared or paid any cash dividends on its common stock and does not anticipate paying dividends for the foreseeable future.

EQUITY COMPENSATION PLAN INFORMATION

         Effective February 15, 2002, our Board of Directors adopted the MachineTalker, Inc. 2002 Stock Option Plan for Directors, Officers, Employees and Key Consultants (the "Plan") under which a total of 20,000,000 shares of Common Stock have been reserved for issuance pursuant to the grant and exercise of up to 20,000,000 stock options. The Plan has been approved by the holders of our outstanding shares. The following table sets forth certain information regarding the Plan as of December 31, 2009:

                                                                                            NUMBER OF SECURITIES
                             NUMBER OF SECURITIES TO BE     WEIGHTED-AVERAGE EXERCISE      REMAINING AVAILABLE FOR
                               ISSUED UPON EXERCISE OF     PRICE OF OUTSTANDING STOCK   FUTURE ISSUANCE UNDER EQUITY
                              OUTSTANDING STOCK OPTIONS              OPTIONS                 COMPENSATION PLANS
                             --------------------------    --------------------------   ----------------------------
Equity compensation plans                 0                            $0                         4,000,000
approved by security
holders

         For the fiscal year ended December 31, 2009, we issued no stock options.

WARRANTS

         For the fiscal year ended December 31, 2009, we issued no warrants to purchase shares of registered or unregistered common stock.


ITEM 6. SELECTED FINANCIAL DATA.
-------------------------------

         Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
--------------------------------------------------------------------------------

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

         (h) litigation with or legal claims and allegations against the Company by outside parties;

         (i)      insufficient revenues to cover operating costs;

         (j) failure to obtain purchase orders or contracts for our products and services, and failure of our potential customers to order products or services from us; and

         (k) significant dilution of ownership in the Company caused by the issuance of additional securities by the Company in the future.

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

OVERVIEW

         During the year ended December 31, 2009 we continued to demonstrate the capability to the Talker(R) product line to operate as roving units with connection over GSM cellular networks for posting on Internet servers so that they are able to report from anywhere in the world. This feature has been demonstrated to the produce shipping industry as placed within refrigeration trailers to monitor the temperatures maintained for perishable goods. A special adaptation of the Talker(R) product has been supplied for demonstration in show booths where the Talkers are able to read, record and send the vibration content of very high speed rotating devices referred to as "spindles", such as the head stock for large lathes and for centrifuges. Finding a change in the vibration pattern can indicate that these very expensive spindles may be close to failure and should be inspected for problems before they break. We expect that the Internet reporting Talkers(R) and those being demonstrated to monitor spindles will secure new business in the next several years. These examples illustrate that our products continue in two separate industrial areas: tracking and security of goods in transit and storage, and data acquisition by servicing remote sensors over wireless connections.

         The basic Talker products can be programmed either directly or over the wireless mesh network and variations have been demonstrated in a number of applications. We continue to require additional capital to promote sales growth. Depending on the amount of additional capital available to us, we plan to invest a significant portion in sales and marketing, manufacturing inventory, and infrastructure. We cannot assure that we will be able to locate sources of capital on terms favorable to us or at all.

         We currently engage outside technical consultants who are familiar with the MachineTalker products in order to add the features needed to demonstrate the units as requested by potential customers. The basic Talkers are complete and are able to be manufactured in volume and programmed for a given application. Now that we have products to demonstrate, we need to obtain additional working capital to enable us to employ a technical sales staff to better introduce the products to OEMs and System Integrators so that they will adopt our technology into their applications, products and services.

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

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

REVENUE

         Total revenue for the year ended December 31, 2009 decreased by $16,173 to $43,327 from $59,500 in the prior year. This decrease in revenue was a result of lower sales, and the Company being in its' development stage.

COST OF SALES

         Cost of Sales ("COS") expenses increased by $40,111 to $41,607 for the year ended December 31, 2009 compared to $1,496 in the prior year. This increase in COS expenses was primarily due to writing off obsolete inventory of $39,598.

SELLING AND MARKETING EXPENSES

         Selling and marketing ("S&M") expenses decreased by $(92,789) to $9,761 for the year ended December 31, 2009 compared to $102,550 in the prior year. This decrease in S&M expenses was the result of a decrease in marketing exposure, and employee salaries.

GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative ("G&A") expenses increased by $129,054 to $451,188 for the year ended December 31, 2009 compared to $322,134 during the prior year. This increase in G&A expenses was the result of an increase in professional fees.

RESEARCH AND DEVELOPMENT

         Research and Development ("R&D") costs decreased by $(120,672) to $0 for the year ended December 31, 2009 compared to $120,672 during the prior year. This decrease in R&D costs was the result of a decrease in testing and engineering cost.

NET LOSS

         Net Loss decreased by $1,299,767 to $(1,050,064) for the year ended December 31, 2009, compared to $(2,349,831) in the prior year. This decrease in Net Loss was that in the current year there were no impairment of goodwill and licensing fees. Currently operating costs exceed revenue because sales are not yet sufficient to cover costs. We cannot assure when or if revenue will exceed operating costs.

LIQUIDITY AND CAPITAL RESOURCES

         MTI had net cash of $10,002 at December 31, 2009, as compared to $2,949 for the prior year.

         During the year ended December 31, 2009, MTI used $144,779 of cash for operating activities, as compared to $347,021 for the prior year. The decrease of $202,242 in cash used in operating activities was a result of a decrease in accounts payable due to lower operating expenses.

         Cash provided in investing activities was due to a return of capital for investment in companies of $1,347 during the year ended December 31, 2009, compared to $0 for the prior year.

         Cash provided by financing activities during the year ended December 31, 2009 was $150,485 as compared to $346,712 for the prior year. Our capital needs have primarily been met from the proceeds of equity financing, shareholder loans, and to a lesser extent, sales.

         We will have additional capital requirements during 2010 necessary to capitalize on the Company's current line of potential products with modifications to meet new customer requirements. If we have sufficient working capital, we also intend to invest in building our own sales force directed at the two areas of business: wireless security and wireless industrial controls. Although we cannot quantify these anticipated costs with specificity, we estimate that we will require approximately $2,000,000 in funding over the next 12 months of operations, split almost evenly between product development and a concerted marketing and sales efforts. We do not anticipate, however, any significant capital equipment expenditures. There is no assurance that marketing, research and development costs in 2010 will not exceed or vary from those costs expected by management. We intend to meet our cash requirements through sales of our products and plan to continue to generate sales leads through tradeshows and marketing. If we are unable to satisfy our cash requirements through product sales, we will attempt to raise additional capital through the sale of our common stock. There is no assurance that we will be able to raise additional capital or obtain additional financing for our business.

         We cannot assure that we will have sufficient capital to finance our growth and business operations or that such capital will be available on terms that are favorable to us or at all. We are currently incurring operating deficits that are expected to continue for the foreseeable future.

GOING CONCERN QUALIFICATION

         The Company has incurred significant losses from operations, and such losses are expected to continue. The Company's auditors have included a "Going Concern Qualification" in their report for the year ended December 31, 2009. In addition, the Company has limited working capital. The foregoing raises substantial doubt about the Company's ability to continue as a going concern. Management's plans include seeking additional capital and/or debt financing.
There is no guarantee that additional capital and/or debt financing will be available when and to the extent required, or that if available, it will be on terms acceptable to the Company. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The "Going Concern Qualification" may make it substantially more difficult to raise capital.

OFF-BALANCE SHEET ARRANGEMENTS

         None.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA OF MACHINETALKER, INC.
--------------------------------------------------------------------------

                               MACHINETALKER, INC.

                          (A DEVELOPMENT STAGE COMPANY)

                        CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008


                                    CONTENTS


Report of Independent Registered Public Accounting Firm .................     18

Consolidated Balance Sheets as of December 31, 2009 and 2008.............     19

Consolidated Statements of Operations for the years
ended December 31, 2009 and 2008.........................................     20

Consolidated Statements of Changes in Stockholders' Deficit
for the years ended December 31, 2009 and 2008...........................     21

Consolidated Statements of Cash Flows for the years ended
December 31, 2009 and 2008 ..............................................     25

Notes to Consolidated Financial Statements ..............................  26-32

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
MachineTalker, Inc. and Subsidiaries
(A Development Stage Company)
Santa Barbara, California

We have audited the accompanying consolidated balance sheets of MachineTalker, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareholders' deficit, and cash flows for the two years in the period ended December 31, 2009, and for the period from inception of the development stage on January 30, 2002 through December 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MachineTalker, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2009, and for the period from inception of the development stage on January 20, 2002 through December 31, 2009, in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management's assessment of the effectiveness of MachineTalker, Inc.'s internal control over financial reporting as of December 31, 2009. Accordingly we do not express an opinion thereon.

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


/s/ HJ Associates & Consultants, LLP
------------------------------------
HJ Associates & Consultants, LLP
Salt Lake City, Utah
April 15, 2010

                                                  MACHINETALKER, INC.
                                             (A DEVELOPMENT STAGE COMPANY)
                                              CONSOLIDATED BALANCE SHEETS


                                                                                 December 31, 2009    December 31, 2008
                                                                                 ------------------  -------------------
                                                         ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                                      $          10,002   $            2,949
  Inventory                                                                                      -               39,598
  Prepaid insurance                                                                              -                  904
                                                                                 ------------------  -------------------
        TOTAL CURRENT ASSETS                                                                10,002               43,451
                                                                                 ------------------  -------------------

PROPERTY & EQUIPMENT, at cost
  Machinery & equipment                                                                     13,080               13,080
  Computer equipment                                                                        50,351               50,351
  Furniture & fixture                                                                        4,670                4,670
                                                                                 ------------------  -------------------
                                                                                            68,101               68,101
  Less accumulated depreciation                                                            (67,423)             (58,575)
                                                                                 ------------------  -------------------
        NET PROPERTY AND EQUIPMENT                                                             678                9,526
                                                                                 ------------------  -------------------
OTHER ASSETS
  Patents                                                                                        -                  656
  Purchase option, Regents                                                                       -                5,000
  Security deposit                                                                           2,975                2,975
                                                                                 ------------------  -------------------
        TOTAL OTHER ASSETS                                                                   2,975                8,631
                                                                                 ------------------  -------------------

                TOTAL ASSETS                                                     $          13,655   $           61,608
                                                                                 ==================  ===================

                                          LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts payable                                                                        $ 45,582             $ 91,046
  Accrued expenses                                                                         401,029              294,585
  Accrued interest, other                                                                   17,225                9,445
  Accrued interest, related parties                                                        110,041              101,783
  Unearned revenues                                                                              -               38,817
  Convertible promissory note                                                               65,000               65,000
  Notes payable, related parties                                                            44,000              418,342
                                                                                 ------------------  -------------------
        TOTAL CURRENT LIABILITIES                                                          682,877            1,019,018
                                                                                 ------------------  -------------------

SHAREHOLDERS'  DEFICIT
  Common stock, $.001 par value;
  550,000,000 authorized shares;
  181,976,794 and 44,186,700 shares issued and outstanding, respectively                   181,977               44,187
  Additional paid in capital                                                             7,074,795            5,874,333
  Deficit accumulated  during the development stage                                     (7,925,994)          (6,875,930)
                                                                                 ------------------  -------------------
        TOTAL SHAREHOLDERS' DEFICIT                                                       (669,222)            (957,410)
                                                                                 ------------------  -------------------

                TOTAL LIABILITIES AND SHAREHOLDERS'  DEFICIT                     $          13,655   $           61,608
                                                                                 ==================  ===================


                 The accompanying notes are an integral part of these consolidated financial statements

                                                  MACHINETALKER, INC.
                                             (A DEVELOPMENT STAGE COMPANY)
                                         CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                         Year Ended                   From Inception
                                                              ------------------------------------   January 30,2002
                                                                                                          through
                                                              December 31, 2009  December 31, 2008   December 31, 2009
                                                              -----------------  -----------------   -----------------
REVENUE                                                       $        43,327    $       59,500      $     1,127,406

COST OF SERVICES                                                       41,607             1,496              496,177
                                                              -----------------  -----------------   -----------------

GROSS PROFIT                                                            1,720            58,004              631,229
                                                              -----------------  -----------------   -----------------
OPERATING EXPENSES
  Selling and marketing expenses                                        9,761           102,550            1,264,814
  General and administrative expenses                                 451,188           322,134            3,011,418
  Stock compensation expense                                                -            12,831               69,778
  Research and development                                                  -           120,672            1,439,865
  Impairment loss                                                           -         1,753,502            1,753,502
  Depreciation and amortization expense                                 8,848            37,513              119,747
                                                              -----------------  -----------------   -----------------

        TOTAL OPERATING EXPENSES                                      469,797         2,349,202            7,659,124
                                                              -----------------  -----------------   -----------------

LOSS FROM OPERATIONS                                                 (468,077)       (2,291,198)          (7,027,895)
                                                              -----------------  -----------------   -----------------

OTHER INCOME/(EXPENSES) BEFORE PROVISION FOR INCOME TAXES
  Interest income                                                           4                11               10,255
  Interest expense                                                    (16,038)          (56,926)            (261,215)
  Penalties                                                                 -              (118)                (155)
  Gain/(loss) on investment                                             1,347                 -              (73,121)
  Loss on settlement of debt                                         (567,300)                -             (567,300)
  Gain/(loss) on sale of asset                                              -                 -                 (963)
                                                              -----------------  -----------------   -----------------
        TOTAL OTHER INCOME/(EXPENSES)                                (581,987)          (57,033)            (892,499)
                                                              -----------------  -----------------   -----------------

LOSS BEFORE PROVISION FOR INCOME TAXES                             (1,050,064)       (2,348,231)          (7,920,394)

PROVISION FOR INCOME TAXES                                                  -            (1,600)              (5,600)
                                                              -----------------  -----------------   -----------------

NET (LOSS)                                                    $    (1,050,064)   $   (2,349,831)     $    (7,925,994)
                                                              =================  =================   =================


BASIC AND DILUTED LOSS PER SHARE                              $         (0.01)   $        (0.05)
                                                              =================  =================

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
      BASIC AND DILUTED                                           134,873,337        43,865,308
                                                              =================  =================

                 The accompanying notes are an integral part of these consolidated financial statements

                                                     MACHINETALKER, INC.
                                                (A DEVELOPMENT STAGE COMPANY)
                                       CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
                                   FROM INCEPTION (JANUARY 30, 2002) THROUGH DECEMBER 31, 2009
                                                                                                   Accumulated
                                                                                                 Deficit During
                                                               Common stock         Additional        the
                                                         -------------------------    Paid-in      Development
                                                           Shares        Amount       Capital        Stage        Total
                                                         ------------ ------------ -------------- ------------ ------------
Balance from original Issuance at January 30, 2002
($0.00085 per share) ($7,650 in cash and a patent at
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

                   The accompanying notes are an integral part of these consolidated financial statements

                                      -21-

                                                     MACHINETALKER, INC.
                                                (A DEVELOPMENT STAGE COMPANY)
                                       CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
                                   FROM INCEPTION (JANUARY 30, 2002) THROUGH DECEMBER 31, 2009
                                                                                                   Accumulated
                                                                                                 Deficit During
                                                               Common stock         Additional        the
                                                         -------------------------    Paid-in      Development
                                                           Shares        Amount       Capital        Stage        Total
                                                         ------------ ------------ -------------- ------------ ------------
Issuance of common stock in January 2005
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


                   The accompanying notes are an integral part of these consolidated financial statements

                                                     MACHINETALKER, INC.
                                                (A DEVELOPMENT STAGE COMPANY)
                                       CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
                                   FROM INCEPTION (JANUARY 30, 2002) THROUGH DECEMBER 31, 2009
                                                                                                 Accumulated
                                                                                                 Deficit During
                                                               Common stock         Additional        the
                                                         -------------------------    Paid-in      Development
                                                           Shares        Amount       Capital        Stage        Total
                                                         ------------ ------------ -------------- ------------ ------------
Common stock warrants exercised in January 2007
   (6,364 common stock warrants exercised for cash
    at $0.60)                                                  6,364            6          3,812            -        3,818

Issuance of common stock in January 2007
   (165,714  shares at $0.35 per share for cash)             165,714          166         57,834            -       58,000

Issuance of common stock in February 2007
   (40,000 shares at $0.35 per share for cash)                40,000           40         13,960            -       14,000

Issuance of 120,000 warrants for services                          -            -         49,487            -       49,487

Issuance of common stock in April 2007
   (160,000 shares at $0.35 per share for cash)              160,000          160         55,840            -       56,000

Issuance of common stock in April 2007
   (7,652 shares at $0.50 per share for services)              7,652            8          3,818            -        3,826

Exercise of stock options in June 2007
  (50,000 shares at $0.125 per share for cash)                50,000           50          6,200            -        6,250

Conversion of note to common stock in June 2007
   (571,429 shares at $0.35 per share in conversion
    of debt)                                                 571,429          572        199,428            -      200,000

Issuance of common stock in June 2007
   (80,000 shares at $0.25 per share for cash)                80,000           80         19,920            -       20,000

Issuance of common stock in July 2007
   (308,000 shares at $0.25 per share for cash)              308,000          308         76,692            -       77,000

Issuance of common stock in July 2007
   (600,000 shares at $0.40 per share for purchase
    of investment)                                           600,000          600        239,400            -      240,000

Issuance of common stock in August 2007
   (20,000 shares at $0.25 per share for cash)                20,000           20          4,980            -        5,000

Issuance of common stock in September 2007
   (96,000 shares at $0.25 per share for cash)                96,000           96         23,904            -       24,000

Issuance of 41,667 warrants for services                           -            -         12,345            -       12,345

Stock compensation cost                                            -            -         17,092            -       17,092

Issuance of common stock in October 2007
   (200,000 shares at $0.25 per share for cash)              200,000          200         49,800            -       50,000

Issuance of common stock in November 2007
   (17,123 shares at $0.30 per share for services)            17,123           17          5,119            -        5,136

Issuance of common stock in December 2007
   (1,725,000 shares at $0.20 per share for license fees)  1,725,000        1,725        343,275            -      345,000

Issuance of common stock in December 2007
   (7,575,000 shares at $0.20 per share for purchase of
    subsidiary)                                            7,575,000        7,575      1,507,425            -    1,515,000

Net Loss for the year ended December 31, 2007                      -            -              -   (1,025,773)  (1,025,773)
                                                         ------------ ------------ -------------- ------------ ------------
Balance at December 31, 2007                              43,730,121       43,730      5,387,083   (4,526,099)     904,714

                   The accompanying notes are an integral part of these consolidated financial statements

                                                     MACHINETALKER, INC.
                                                (A DEVELOPMENT STAGE COMPANY)
                                       CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
                                   FROM INCEPTION (JANUARY 30, 2002) THROUGH DECEMBER 31, 2009
                                                                                                   Accumulated
                                                                                                 Deficit During
                                                               Common stock         Additional        the
                                                         -------------------------    Paid-in      Development
                                                           Shares        Amount       Capital        Stage        Total
                                                         ------------ ------------ -------------- ------------ ------------
Issuance of common stock in March 2008
   (13,246 shares at $0.25 per share for services)            13,246           13          3,298            -        3,311

Issuance of common stock in July 2008
   (73,333 shares at $0.125 per share for services)           73,333           74          9,094            -        9,168

Issuance of common stock in September 2008
   (300,000 shares at $0.035 per share for services)         300,000          300         10,200            -       10,500

Stock compensation cost                                            -            -         12,831            -       12,831

Issuance of common stock in September 2008
   (70,000 shares at $0.0455 per share for services)          70,000           70          3,115            -        3,185

Contributed capital by shareholder                                 -            -        448,712            -      448,712

Net Loss for the year ended December 31, 2008                      -            -              -   (2,349,831)  (2,349,831)
                                                         ------------ ------------ -------------- ------------ ------------

Balance at December 31, 2008                              44,186,700       44,187      5,874,333    (6,875,930)   (957,410)


Issuance of common stock in April 2009
(6,200,000 shares at $0.0325 per share
 issued for services)                                      6,200,000        6,200        195,300             -     201,500

Issuance of common stock in May 2009
(93,240,094 shares at $0.0010725 per share
 issued for cash)                                         93,240,094       93,240          6,760             -     100,000

Issuance of common stock in May 2009
(1,750,000 shares at $0.0255 per share
 issued for services)                                      1,750,000        1,750         42,875             -      44,625

Issuance of common stock in May 2009
(1,900,000 shares at $0.0255 per share issued
 for conversion of promissory note)                        1,900,000        1,900         46,550             -      48,450

Issuance of common stock in May 2009
(34,700,000 shares at $0.0255 per share issued
 for conversion of promissory note)                       34,700,000       34,700        850,150             -      884,850

Contributed capital by shareholder                                 -            -         58,827             -       58,827

Net Loss for the year ended December 31, 2009                      -            -              -    (1,050,064)  (1,050,064)
                                                         ------------ ------------ -------------- ------------ ------------

Balance at December 31, 2009                             181,976,794  $   181,977  $   7,074,795  $ (7,925,994)$   (669,222)
                                                         ============ ============ ============== ============ ============














                   The accompanying notes are an integral part of these consolidated financial statements

                                                MACHINETALKER, INC.
                                           (A DEVELOPMENT STAGE COMPANY)
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       Year Ended
                                                           ------------------------------------   From Inception
                                                                                                 January 30, 2002
                                                                                                      through
                                                           December 31, 2009  December 31, 2008  December 31, 2009
                                                           -----------------  -----------------  -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                               $     (1,050,064)  $    (2,349,831)   $  (7,925,994)
    Adjustments to reconcile net loss to net cash
      used in operating activities
    Depreciation and amortization                                     8,848            37,513          119,747
    Issuance of common shares and warrants for  services            166,625            26,164          727,713
    Issuance of common shares in conversion of debt                       -                 -          400,000
    Gain/loss on investment                                          (1,347)                -           73,121
    Stock Compensation Cost                                               -            12,831           69,778
    Gain on sale of asset                                                 -                 -              963
    Impairment loss                                                       -         1,753,502        1,753,502
    Loss on settlement of debt                                      567,300                 -          567,300
   Changes in Assets and Liabilities
    (Increase) Decrease in:
    Inventory                                                        39,598              (495)               -
    Prepaid Expenses                                                    904             4,260                -
    Patents                                                             656              (656)               -
    Deposits and other assets                                         5,000                 -            2,025
    Increase (Decrease) in:
    Accounts payable                                                 34,036            48,540          125,082
    Accrued expenses                                                122,482           161,151          528,295
    Unearned revenue                                                (38,817)          (40,000)               -
                                                           -----------------  -----------------  -----------------
        NET CASH USED IN OPERATING ACTIVITIES                      (144,779)         (347,021)      (3,558,468)
                                                           -----------------  -----------------  -----------------
NET CASH FLOWS USED IN INVESTING ACTIVITIES:
    Purchase of property and equipment                                    -                 -          (73,754)
    Sale of asset                                                         -                 -            3,963
    Investment in companies                                           1,347                 -           (6,121)
                                                           -----------------  -----------------  -----------------
        NET CASH PROVIDED (USED) IN INVESTING ACTIVITIES              1,347                 -          (75,912)
                                                           -----------------  -----------------  -----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from notes payable related parties                      47,000            60,000        1,127,342
    Proceeds from convertible promissory note                             -            19,000          129,000
    Repayment of notes payable related party                         (3,000)          (45,000)         (93,000)
    Contributed capital by shareholder                                6,485            12,712           19,197
    Proceeds from subsidiary                                              -           300,000          300,000
    Proceeds from issuance of common stock                          100,000                 -        2,154,193
                                                           -----------------  -----------------  -----------------
        NET CASH PROVIDED BY FINANCING ACTIVITIES                   150,485           346,712        3,636,732
                                                           -----------------  -----------------  -----------------
                NET INCREASE IN CASH                                  7,053              (309)           2,352

CASH, BEGINNING OF PERIOD                                             2,949             3,258            7,650
                                                           -----------------  -----------------  -----------------

CASH, END OF PERIOD                                        $         10,002   $         2,949    $      10,002
                                                           =================  =================  =================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Interest paid                                           $              -   $             -    $     133,948
                                                           =================  =================  =================
   Income taxes                                            $              -   $         1,600    $       5,600
                                                           =================  =================  =================

SUPPLEMENTAL SCHEDULE OF NON-CASH TRANSACTIONS
   During the year ended  December  31,  2009,  the Company  issued  7,950,000  shares of common  stock for services and accounts  payable at a fair value of $246,125;  36,600,000  shares of common stock with a fair value of $933,300 were issued in  conversion of $366,000 in debt  resulting in a $567,300  loss on  settlement of debt.  Also, a shareholder forgave a loan in the amount of $52,342,  and was  recorded  as  additional  paid in  capital.  During the year ended
   December  31,  2008,  the Company  expensed  compensation  cost of $12,831  related to the vesting of employee  stock options; issued 456,579 shares of common stock for services at a fair value of $30,819. The Company also recognized a loss on impairment of goodwill in the amount of  $1,753,502;  Also, a shareholder  loan in the amount of $436,000 was forgiven and recorded as additional paid in capital.

                   The accompanying notes are an integral part of these consolidated financial statements

                               MACHINETALKER, INC.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                           December 31, 2009 and 2008


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

     GOING CONCERN
     The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company does not generate significant revenue, and has negative cash flows from operations, which raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, an additional cash infusion. As discussed in note 5, the Company has obtained funds from its shareholders since its inception through 2009. Management believes this funding will continue, and is also actively seeking new investors. Management believes the existing shareholders and the prospective new investors will provide the additional cash needed to meet the Company's obligations as they become due, and will allow the development of its core of business.

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

     DEVELOPMENT STAGE ACTIVITIES AND OPERATIONS
     The Company has been in its initial stages of formation and for the year ended December 31, 2009, had insignificant revenues. A development stage activity is one in which all efforts are devoted substantially to establishing a new business and even if planned principal operations have commenced, revenues are insignificant.

                               MACHINETALKER, INC.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                           December 31, 2009 and 2008

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

     PROPERTY AND EQUIPMENT
     Property and equipment are stated at cost, and are depreciated using the straight line method over its estimated useful lives:

         Machinery & equipment                                5 Years
         Furniture & fixtures                               5-7 Years
         Computer equipment                                   5 Years

     Depreciation expense as of December 31, 2009 and 2008 was $8,848 and $9,389 respectively.

     FAIR VALUE OF FINANCIAL INSTRUMENTS
     Fair Value of Financial Instruments requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of December 31, 2009 and 2008, the amounts reported for cash, accounts receivable, accounts payable, accrued interest and other expenses, and notes payable approximate the fair value because of their short maturities.

     INVENTORY
     Inventories are stated at the lower of cost (first-in, first-out basis) or market, and consists of raw materials. As of December 31, 2009 and 2008, the value of the inventory was $0 and $39,598, respectively.

                               MACHINETALKER, INC.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                           December 31, 2009 and 2008

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     STOCK-BASED COMPENSATION
     Share based payments applies to transactions in which an entity exchanges its equity instruments for goods or services, and also applies to liabilities an entity may incur for goods or services that are to follow a fair value of those equity instruments. We will be required to follow a fair value approach using an option-pricing model, such as the Black-Scholes option valuation model, at the date of a stock option grant. The deferred compensation calculated under the fair value method would then be amortized over the respective vesting period of the stock option. The adoption of share based compensation has no material impact on our results of operations.

     ADVERTISING
     The Company expenses  advertising costs as incurred.  Advertising costs for
     the  years  ended   December   31,  2009  and  2008  were  $0  and  $8,613,
     respectively.

     RESEARCH AND DEVELOPMENT COSTS
     Research and development costs are expensed as incurred. These costs consist primarily of salaries and direct payroll related costs. The costs for the years ended December 31, 2009 and 2008 were $0 and $120,672 respectively.

     LOSS PER SHARE CALCULATIONS
     Loss per Share dictates the calculation of basic earnings per share and diluted earnings per share. Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. No shares for employee options or warrants were used in the calculation of the loss per share as they were all anti-dilutive. The Company's diluted loss per share is the same as the basic loss per share for the years ended December 31, 2009 and 2008, as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss.

     INCOME TAXES
     The Company  uses the  liability  method of  accounting  for income  taxes.
     Deferred tax assets and liabilities are recognized for the future tax consequences attributable to financial statements carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. The measurement of deferred tax assets and liabilities is based on provisions of applicable tax law. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance based on the amount of tax benefits that, based on available evidence, is not expected to be realized.

     GOODWILL
     Goodwill represents the excess of the purchase price over the fair value assigned to identifiable net assets acquired of subsidiary companies. Goodwill is tested for impairment annually or more frequently if events or circumstances indicate that the asset might be impaired. The Company does not have the funds to pursue the technologies, which resulted in impairment. Goodwill impairment is measured as the excess of the carrying amount over the implied fair value. The impairment of Goodwill for the years ended December 31, 2009 and 2008 are $0 and $1,715,000 respectively.

     OTHER INTANGIBLE ASSETS
     License fees were amortized over their useful lives of 1-7 years, and are reviewed for impairment when warranted by economic condition. The amortization recorded for the year ended December 31, 2009 and 2008 were $0 and $28,125, respectively. Due to the Company not having the funds to pursue the technologies, the remaining balance of $38,502 was recorded as impairment as of December 31, 2008.

                               MACHINETALKER, INC.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                           December 31, 2009 and 2008


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
     Management reviewed accounting pronouncements issued during the three months ended December 31, 2009, and no pronouncements were adopted during the period.

     RECLASSIFICATIONS
     Certain balances for the year ended December 31, 2008 were reclassified to conform to the presentation for the year ended December 31, 2009.

3.   INCOME TAXES

     The Company files income tax returns in the U.S. Federal jurisdiction, and the state of California. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2007.

     Deferred income taxes have been provided by temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. To the extent allowed by GAAP, we provide valuation allowances against the deferred tax assets for amounts when the realization is uncertain. Included in the balances at December 31, 2009 and 2008, are no tax positions for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

     The Company's policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the periods ended December 31, 2009 and 2008, the Company did not recognize interest and penalties.

4.   DEFERRED TAX BENEFIT

     The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the year ended December 31, 2009 and 2008 due to the following:



                                                   2009             2008
                                             ----------------- ----------------
        Book Income                          $       (420,026) $      (939,782)
        Depreciation                                    1,373          (61,723)
        R&D                                                 -            4,363
        Contributions                                       -              400
        State Tax Expense Deduction                         -            1,600
        Meals & Entertainment                              12              325
        Related Party Accrual                          45,162           64,460
        Non deductible Impairment Expenses             15,839          717,046
        Stock for Services                             66,650                -
        Loss on Settlement of Debt                    226,920                -

        Valuation Allowance                            64,070          214,911
                                             ----------------- ----------------

        Income tax expense                   $              -  $         1,600
                                             ================= ================

                               MACHINETALKER, INC.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                           December 31, 2009 and 2008

4.   DEFERRED TAX BENEFIT (Continued)

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

     Net deferred tax liabilities consist of the following components as of December 31, 2009 and 2008:

                                           2009             2008
                                       -------------    -------------
        Deferred tax assets:
          NOL carryover                $  1,687,962     $  1,623,742
          R & D                             125,695          125,695
          Contributions                         692              692
          Related party accruals            203,709          162,326
          Depreciation                        1,813              440

        Deferred tax liabilities:
          Depreciation                            -                -

        Less valuation allowance         (2,019,871)      (1,912,895)
                                       -------------    -------------
        Net deferred tax asset         $           -    $           -
                                       =============    =============


     Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry-forwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry-forwards may be limited as to use in future years.

5.   CAPITAL STOCK

     During the year ended December 31, 2009, the Company effected a five to one reverse split of its common stock. Also, the Company issued 93,240,094 shares of common stock for cash at a price of $0.0010725 per share; 7,950,000 shares of common stock were issued for services and accounts payable at a fair value of $246,125; 36,600,000 shares of common stock with a fair value of $933,300 were issued in conversion of $366,000 in debt resulting in the recognition of a $567,300 loss on settlement of debt; the Company's President forgave a note payable of $52,342 and cash contributed during the period of $6,485 to contributed capital. The financial statements have been retroactively adjusted for the effects of the stock split. During the year ended December 31, 2008, the Company issued 456,579 shares of common stock for services at a fair value of $26,164, at prices between $0.035 and $0.25 per share.

6.   STOCK OPTIONS AND WARRANTS

     The Company adopted a Stock Option Plan for the purposes of granting stock options to its employees and others providing services to the Company, which reserves and sets aside for the granting of Options for Twenty Million (4,000,000) shares of Common Stock. Options granted under the Plan may be either Incentive Options or Nonqualified Options and shall be administered by the Company's Board of Directors ("Board"). Each option shall be exercisable in full or in installments and at such

                               MACHINETALKER, INC.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                           December 31, 2009 and 2008

6.   STOCK OPTIONS AND WARRANTS (Continued)

     times as designated by the Board. Notwithstanding any other provision of the Plan or of any Option agreement, each Option shall expire on the date specified in the Option agreement, which date shall not be later than the tenth anniversary from the effective date of this option. During the years ended December 31, 2009 and 2008, the Company granted 0 stock options. The stock options vest as follows: 25% from the date of employment and 1/36 every 30 days thereafter until the remaining stock options have vested. The stock options are exercisable for a period of ten years from the date of grant at an exercise price of $0.125, $0.25, or $0.50 per share, as adjusted for the five for one reverse split of the Company's common stock.

                                                     2009              2008
                                              ----------------  ----------------
      Risk free interest rate                  4.08% to 4.47%    4.08% to 4.47%
      Stock volatility factor                  1%                1%
      Weighted average expected option life    10 years          10 years
      Expected dividend yield                  None              None



     A summary of the Company's stock option activity and related information follows:

                                                 2009                               2008
                                      ---------------------------       ----------------------------
                                                      Weighted                          Weighted
                                         Number       average              Number        average
                                           of         exercise               of         exercise
                                         Options        price              Options        price
                                      ---------------------------       ----------------------------
Outstanding, beginning of year                    -      $     -            1,690,000       $ 0.255
Granted                                           -            -                    -             -
Exercised                                         -            -                    -             -
Expired                                           -            -           (1,690,000)            -
                                      ---------------------------       ----------------------------
Outstanding, end of year                          -      $     -                    -       $     -
                                      ===========================       ============================
Exercisable at the end of year                    -      $     -                    -       $     -
                                      ===========================       ============================
Weighted average fair value of
  options granted during the year                        $ 0.000                            $ 0.000
                                                      ===========                      =============

     The stock-based compensation expense recognized in the statement of operations during the years ended December 31, 2009 and 2008 is $0 and $12,831 respectively.

     WARRANTS
     During the year ended December 31, 2009 and 2008, the Company issued no warrants. At December 31, 2009 and 2008 the Company had a total of 866,400 warrants to purchase 866,400 shares of common stock outstanding.

7.   CONVERTIBLE PROMISSORY NOTES

     During the year ended December 31, 2007, the Company entered into a two (2) year convertible promissory note that matures October 16, 2009. The principal amount of the note is $65,000, which bears interest at 12% per annum. The principal is convertible into shares of common stock at $0.25 per share. The Company is in default and the promissory note is due.

     During the year ended December 31, 2009 and 2008, the Company received a loan of $37,000 and $19,000, respectively from an investor. The loans bear interest at 6% per annum. The principal of $19,000 was converted into 1,900,000 shares of common stock to pay off the debt.

                               MACHINETALKER, INC.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                           December 31, 2009 and 2008

8.   RELATED PARTY

     The Company leases its premises from a company in which our majority shareholders are minority shareholders. The Company rents on a month-to-month basis. The rent expense for the years ended December 31, 2009 and 2008 amounted to $12,873 and $15,594 respectively for each year.

     During the year ended December 31, 2009, the Company's President forgave a note payable of $52,342 and cash of $6,485 to contributed capital. During the year ended December 31, 2008, the Company's President and Chief Executive Officer forgave the convertible note of $436,000, which is principal only. The note bears interest at 6% per annum. The note was to be converted into 3,488,000 shares of common stock at a price of $0.125 per share. The principal on the note was restated as contributed capital. The interest due as of December 31, 2008 was $56,842.

     During the year ended December 31, 2009, the Company's President loaned $7,000 to the Company for operating expenses. During the year ended December 31, 2008, the Company's President and Chief Executive officer loaned the Company $349,342. The note bears interest at 6% per annum. The interest due as of December 31, 2009 and 2008 was $108,962 and $40,064, respectively.

     During the year ended December 31, 2009, an investor loaned the Company $37,000 for operating expenses. The note bears interest at 6% per annum, and is due and payable upon demand. The interest due as of December 31, 2009 was $1,079.

9.  STOCK TRANSFER ERROR

     During the year ended December 31, 2008, the Company discovered that the Transfer Agent had double issued 100,000 (20,000 effected split) shares of common stock, which misstated the number of common shares outstanding. Computershare has stated that it will either retrieve those shares or will purchase shares on the open market to replace them into the Company's treasury. There was no material effect to the financial statements.

10.  SUBSEQUENT EVENTS

     On February 12, 2010, the Company issued 80,000,000 shares of common stock through a private placement for $200,000 cash.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
--------------------------------------------------------------------------------

         None.


ITEM 9A(T). CONTROLS AND PROCEDURES
-----------------------------------

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

         Management has evaluated the effectiveness of the Company's disclosure controls and procedures as of December 31, 2009 (under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer) pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended. As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer has concluded that the disclosure controls and procedures are effective.

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

         Under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in internal control-integrated framework. Based on this evaluation, the Company's Chairman, Chief Executive Officer, and Chief Financial Officer has concluded that the internal control over financial reporting is effective.

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


ITEM 9B. OTHER INFORMATION
--------------------------

         None.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
----------------------------------------------------------------

         The following table lists the executive officers and directors of the Company as of December 31, 2009:

         NAME                   AGE                      POSITION
---------------------           ---          -----------------------------------
  Roland F. Bryan (1)           75           President, Chief Executive Officer,
                                             Chief Financial Officer, Secretary,
                                             and   Chairman   of  the  Board  of
                                             Directors

  Mark J. Richardson            56           Director

----------------------
(1) Member of Audit Committee. Mr. Bryan is not an independent director and he may not qualify as a financial expert for the purposes of satisfying the requirements of the Securities and Exchange Commission that audit committees be comprised of independent directors, at least one of whom is a financial expert. Management believes that the Company's small size and limited resources has so far hindered it from attracting a third director who can serve on the Audit Committee as an independent financial expert. Nevertheless, the Company will continue to seek such a candidate.

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

BOARD COMMITTEES

         The Board of Directors has appointed an Audit Committee. As of December 31, 2009, the sole member of the Audit Committee is Roland F. Bryan, who may not be considered to be independent as defined in Rule 4200 of the National Association of Securities Dealers' listing standards. The Board of Directors has adopted a written charter of the Audit Committee. The Audit Committee is authorized by the Board of Directors to review, with our independent accountants, the annual financial statements of MTI prior to publication, and to review the work of, and approve non-audit services preformed by, such independent accountants. The Audit Committee will make annual recommendations to the Board for the appointment of independent public accountants for the ensuing year. The Audit Committee will also review the effectiveness of the financial and accounting functions and the organization, operations and management of MTI. The Audit Committee was formed on February 8, 2005. The Audit Committee held one meeting during fiscal year ended December 31, 2009. As of December 31, 2009, we have not yet appointed a Compensation Committee.

REPORT OF THE AUDIT COMMITTEE

         Our Audit Committee has reviewed and discussed our audited financial statements for the fiscal year ended December 31, 2009 with senior management. The Audit Committee has also discussed with HJ Associates & Consultants, LLP,
Certified Public Accountants ("HJ"), our independent auditors, the matters required to be discussed by the statement on Auditing Standards No. 61 (Communication with Audit Committees) and received the written disclosures and the letter from HJ required by Independence Standards Board Standard No. 1 (Independence Discussion with Audit Committees). The Audit Committee has discussed with HJ the independence of HJ as our auditors. Finally, in considering whether the independent auditors provision of non-audit services to us is compatible with the auditors' independence for HJ, our Audit Committee has recommended to the Board of Directors that our audited financial statements be included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 for filing with the United States Securities and Exchange Commission. Our Audit Committee did not submit a formal report regarding its findings.

                                 AUDIT COMMITTEE

                                 ROLAND F. BRYAN

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

         Based solely on its review of the copies of such Section 16 Reports received by it, or written representations received from certain Reporting
Persons, all Section 16(a) filing requirements applicable to our Reporting Persons during and with respect to the fiscal year ended December 31, 2009 have been complied with on a timely basis.

ITEM 11. EXECUTIVE COMPENSATION
-------------------------------

EXECUTIVE OFFICER COMPENSATION

         The following table sets forth the total compensation paid in all forms to the executive officers and directors of the Company during the periods indicated:


                                            SUMMARY COMPENSATION TABLE

---------------------- ------- ----------- -------- --------- ------------- -------------- --------------- -----------
                                                               NON-EQUITY   NON-QUALIFIED
NAME AND                                                       INCENTIVE      DEFERRED
PRINCIPAL POSITION                                  OPTION        PLAN      COMPENSATION     ALL OTHER
(1)                    YEAR      SALARY     BONUS    AWARDS   COMPENSATION    EARNINGS      COMPENSATION     TOTAL
----------------------------------------------------------------------------------------------------------------------
Roland F. Bryan,
Chief Executive        2009   $120,000 (1)   0         0          0              0               0        $120,000(1)
Officer                2008   $120,000       0         0          0              0               0        $120,000

Officers and Key       2009   $120,000       0         0          0              0               0        $120,000
Employees as a Group   2008   $180,000       0         0          0              0               0        $180,000
-------------------------

(1)      Mr. Bryan deferred and accrued the entire amount of his salary in 2009.


EMPLOYMENT AGREEMENTS

         The Company has not entered into any employment agreements with its executive officers to date. The Company may enter into employment agreements with them in the future.

OUTSTANDING EQUITY AWARDS

         None of the Company's executive officers received any equity awards during the year ended December 31, 2009.

DIRECTOR COMPENSATION

         No compensation was paid to Directors of the Company and no stock or option awards for Directors were outstanding on December 31, 2009.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
--------------------------------------------------------------------------------

         The following table sets forth the names of our executive officers and directors and all persons known by us to beneficially own 5% or more of the issued and outstanding common stock of MachineTalker at March 31, 2010. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage of ownership of that person, shares of common stock subject to options held by that person that are currently exercisable or become exercisable within 60 days of March 31, 2010 are deemed outstanding even if they have not actually been exercised. Those shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person. The percentage ownership of each beneficial owner is based on 261,976,794 outstanding shares of common stock. Except as otherwise listed below, the address of each person is c/o MachineTalker, Inc., 513 De La Vina Street, Santa Barbara, California 93101. Except as indicated, each person listed below has sole voting and investment power with respect to the shares set forth opposite such person's name as of March 31, 2010.


                                         NUMBER OF SHARES BENEFICIALLY
   NAME AND ADDRESS OF STOCKHOLDER                 OWNED (1)                    PERCENTAGE OWNERSHIP
--------------------------------------- --------------------------------- ---------------------------------
ROLAND F. BRYAN (2)                               42,533,429                           16.24

NADIR DAGLI                                       15,000,000                            5.73

CUMORAH CAPITAL                                   57,770,047                           22.05

PEARL INNOVATIONS, LLC                            53,120,047                           20.28

MARK J. RICHARDSON                                 6,270,000                            2.38
1453 Third Street Promenade, Suite 315
Santa Monica, California 90401

All Current Executive Officers as a               42,533,429                           16.24
   Group
--------------------------------

(1) Except as pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned. The total number of issued and outstanding shares and the total number of shares owned by each person does not include unexercised warrants and stock options, and is calculated as of March 31, 2010.

(2) Roland F. Bryan is the President, Chief Executive Officer, and Chairman of the Board of Directors of MTI. The Bryan Family Trust owns 940,000 of these shares. Mr. Bryan holds an option to purchase 1,080,000 shares from two existing shareholders at $0.50 per share, after accounting for the Company's one-for-five reverse stock split in April 2009.

ITEM  13.  CERTAIN   RELATIONSHIPS  AND  RELATED   TRANSACTIONS,   AND  DIRECTOR
INDEPENDENCE
--------------------------------------------------------------------------------

         We currently lease approximately 1,541 square feet of office space at 513 De La Vina Street, Santa Barbara, California 93101 from a company owned by the majority shareholders at a base rental rate of approximately $1,150 per month pursuant to a month to month lease.

         As During the year ended December 31, 2009, the Company's President forgave a note payable of $52,342 and cash of $6,485 to contributed capital. During the year ended December 31, 2008, the Company's President and Chief Executive Officer forgave the convertible note of $436,000, which is principal only. The note bears interest at 6% per annum. The note was to be converted into 3,488,000 shares of common stock at a price of $0.125 per share. The principal on the note was restated as contributed capital. The interest due as of December 31, 2008 was $56,842.

         During the year ended December 31, 2009, the Company's President loaned $7,000 to the Company for operating expenses. During the year ended December 31, 2008, the Company's President and Chief Executive officer loaned the Company $349,342. The note bears interest at 6% per annum. The interest due as of December 31, 2009 and 2008 was $108,962 and $40,064, respectively.

         As of April 30, 2009, our sole member of the Audit  Committee is Roland
F. Bryan, who may not be considered to be independent as defined in Rule 4200 of the National Association of Securities Dealers' listing standards.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
-----------------------------------------------

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

HJ FEES

                                           2009       2008
                                       ------------ -----------
        Audit Fees(1)                  $  27,500(1) $   28,800
        Audit Related Fees                   - 0 -          -0-
        Tax Fees(2)                        1,618(2)      1,490
        All Other Fees                       - 0 -          -0-
                                       ------------ -----------
                                       $  29,118    $   30,290
                                       ============ ===========
------------
(1) Audit Fees consist of fees for the audit of our financial statements and review of the financial statements included in our quarterly reports.

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
------------------------------------------------

(a)     Exhibits

        EXHIBIT                                  DESCRIPTION
        -------    --------------------------------------------------------------------------------------------
        3.1        Certificate of Incorporation (1)
        3.2        Amendments to Certificate of Incorporation (1)
        3.3        Amendment to Certificate of Incorporation (7)
        3.4        Bylaws (1)
        4.1        Specimen Certificate for Common Stock (1)
        4.2        2002 Stock Option Plan (1)
        4.3        Form of Incentive Stock Option Agreement (1)
        4.4        Form of Non Qualified Stock Option Agreement (1)
        4.5        Form of Lock-Up  Agreement to be entered into by the Company with Wings Fund, Inc.,  Roland
                   F. Bryan, Mark J. Richardson, and Chris Outwater, dated as of May 2, 2009 (6)
        10.1       Lease Agreement by and between MachineTalker, Inc. and SecureCoin, Inc., dated August 20,
                   2003 (1)
        10.2       Agreement No. CA-00062 by and between MachineTalker, Inc. and Kellogg, Brown & Root
                   Services, Inc., dated December 20, 2004 (2)
        10.3       Agreement by and between MachineTalker, Inc. and Science Applications International
                   Corporation, dated July 1, 2004 (1)
        10.4       Acquisition Agreement for Wideband Detection Technologies, Inc. dated July 20, 2007 (4)
        10.5       Acquisition Agreement for Micro Wireless Technologies, Inc. dated December 28, 2007 (5)
        10.6       Stock Purchase Agreement with Wings Fund, Inc., a Nevada corporation, and Pearl
                   Innovations, LLC, a Nevada limited liability company, dated as of May 5, 2009 (6)
        14.1       Code of Conduct (3)
        31.1       Section 302 Certification
        32.1       Section 906 Certification
------------------------

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

                  (3)      Incorporated  by reference to the Form 10-KSB filed with the Securities and Exchange
                           Commission dated April 14, 2007.

                  (4)      Incorporated  by  reference  to the Form 8K filed with the  Securities  and Exchange
                           Commission dated July 20, 2007.

                  (5)      Incorporated  by  reference  to the Form 8K filed with the  Securities  and Exchange
                           Commission dated January 3, 2008.

                  (6)      Incorporated  by  reference  to the Form 8K filed with the  Securities  and Exchange
                           Commission dated May 13, 2009.

                  (7)      Incorporated  by  reference  to the Form 10K filed with the  Securities  and Exchange
                           Commission dated July 15, 2009.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 15, 2010               MACHINETALKER, INC.


                                    By:  /s/ Roland F. Bryan
                                    --------------------------------------------
                                    Roland  F.  Bryan,  Chairman  of the  Board,
                                    Chief    Executive    Officer,     President
                                    (Principal  Executive  Officer),  and  Chief
                                    Financial Officer (Chief Accounting Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:  /s/ Roland F. Bryan                                   Dated: April 15, 2010
    -------------------------------------------------------
    Roland F. Bryan, Chairman of the Board, Chief Executive
    Officer, President (Principal Executive Officer), and
    Chief Financial Officer (Chief Accounting Officer)


By:  /s/ Mark J. Richardson                                Dated: April 15, 2010
     ------------------------------------------------------
    Mark J. Richardson, Director