Form 10-Q
period 2010-03-31
MACHINETALKER INC
filed 2010-05-24
CIK 1172631

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES  EXCHANGE ACT
      OF 1934

      For Quarterly Period Ended March 31, 2010

                                       or

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
      OF 1934

      For the Transition period from _______________ to ______________

Commission File Number 000-49805

                               MACHINETALKER, INC.
                   -----------------------------------------
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

                          Yes[__]                                    No[_X_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

The number of shares of registrant's common stock outstanding as of April 30, 2010 was 261,976,794.

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED).........................2
            Consolidated Balance Sheets........................................3
            Consolidated Statements of Operations..............................4
            Consolidated Statements of Shareholders' Deficit...................5
            Consolidated Statements of Cash Flows..............................6
            Notes to the Consolidated Financial Statements.....................7
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS...........................................10
ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...........13
ITEM 4T. CONTROLS AND PROCEDURES..............................................13

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS....................................................14
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS..........14
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES......................................14
ITEM 4.  (REMOVED AND RESERVED)...............................................14
ITEM 5.  OTHER INFORMATION....................................................14
ITEM 6.  EXHIBITS.............................................................14
SIGNATURES....................................................................15

                         PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS.

                                             MACHINETALKER, INC.
                                        (A DEVELOPMENT STAGE COMPANY)
                                         CONSOLIDATED BALANCE SHEETS

                                                                               March 31, 2010      December 31, 2009
                                                                              ------------------  -------------------
                                                                                 (unaudited)
                                                    ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                                   $         116,463   $           10,002
                                                                              ------------------  -------------------

        TOTAL CURRENT ASSETS                                                            116,463               10,002
                                                                              ------------------  -------------------

PROPERTY & EQUIPMENT, at cost
   Machinery & equipment                                                                 13,080               13,080
   Computer equipment                                                                    50,351               50,351
   Furniture & fixture                                                                    4,670                4,670
                                                                              ------------------  -------------------
                                                                                         68,101               68,101
   Less accumulated depreciation                                                        (67,540)             (67,423)
                                                                              ------------------  -------------------

        NET PROPERTY AND EQUIPMENT                                                          561                  678
                                                                              ------------------  -------------------

OTHER ASSETS
   Security deposit                                                                       2,975                2,975
                                                                              ------------------  -------------------

        TOTAL OTHER ASSETS                                                                2,975                2,975
                                                                              ------------------  -------------------

                TOTAL ASSETS                                                  $         119,999   $           13,655
                                                                              ==================  ===================

                                    LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
   Accounts payable                                                           $          20,263   $           45,582
   Accrued expenses                                                                     429,232              401,029
   Accrued interest, other                                                               19,175               17,225
   Accrued interest, related parties                                                    107,073              110,041
   Convertible promissory note                                                           65,000               65,000
   Notes payable, related parties                                                             -               44,000
                                                                              ------------------  -------------------

        TOTAL CURRENT LIABILITIES                                                       640,743              682,877
                                                                              ------------------  -------------------



SHAREHOLDERS'  DEFICIT
   Common stock, $.001 par value;
   550,000,000 authorized shares;
   261,976,794 and 181,976,794 shares issued and outstanding, respectively              261,977              181,977
   Additional paid in capital                                                         7,194,795            7,074,795
   Deficit accumulated  during the development stage                                 (7,977,516)          (7,925,994)
                                                                              ------------------  -------------------

        TOTAL SHAREHOLDERS' DEFICIT                                                    (520,744)            (669,222)
                                                                              ------------------  -------------------

                TOTAL LIABILITIES AND SHAREHOLDERS'  DEFICIT                  $         119,999   $           13,655
                                                                              ==================  ===================



           The accompanying notes are an integral part of these consolidated financial statements


                                                 MACHINETALKER, INC.
                                            (A DEVELOPMENT STAGE COMPANY)
                                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                                     (UNAUDITED)

                                                                                                      From Inception
                                                                          Three Months Ended          January 30,2002
                                                                    -------------------------------       through
                                                                    March 31, 2010   March 31, 2009    March 31, 2010
                                                                    --------------   --------------   ---------------
REVENUE                                                             $          -     $     10,000     $    1,127,406

COST OF SERVICES                                                               -                -            496,177
                                                                    --------------   --------------   ---------------

GROSS PROFIT                                                                   -           10,000            631,229
                                                                    --------------   --------------   ---------------

OPERATING EXPENSES
     Selling and marketing expenses                                            -            2,151          1,264,814
     General and administrative expenses                                  47,308           71,117          3,058,726
     Stock compensation expense                                                -                -             69,778
     Research and development                                              1,580            1,292          1,441,445
     Impairment loss                                                           -                -          1,753,502
     Depreciation and amortization expense                                   117            2,212            119,864
                                                                    --------------   --------------   ---------------

        TOTAL OPERATING EXPENSES                                          49,005           76,772          7,708,129
                                                                    --------------   --------------   ---------------

LOSS FROM OPERATIONS                                                     (49,005)         (66,772)        (7,076,900)
                                                                    --------------   --------------   ---------------

OTHER INCOME/(EXPENSES) BEFORE PROVISION FOR INCOME TAXES
     Interest income                                                           1                1             10,256
     Interest expense                                                     (2,518)          (7,373)          (263,733)
     Penalties                                                                 -                -               (155)
     Gain/(loss) on investment                                                 -            1,347            (73,121)
     Loss on settlement of debt                                                -                -           (567,300)
     Gain/(loss) on sale of asset                                              -                -               (963)
                                                                    --------------   --------------   ---------------
        TOTAL OTHER INCOME/(EXPENSES)                                     (2,517)          (6,025)          (895,016)
                                                                    --------------   --------------   ---------------

LOSS BEFORE PROVISION FOR INCOME TAXES                                   (51,522)         (72,797)        (7,971,916)

PROVISION FOR INCOME TAXES                                                     -                -             (5,600)
                                                                    --------------   --------------   ---------------

NET LOSS                                                            $    (51,522)    $    (72,797)    $   (7,977,516)
                                                                    ==============   ==============   ===============


BASIC AND DILUTED LOSS PER SHARE                                    $      (0.00)    $      (0.00)
                                                                    ==============   ==============

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
      BASIC AND DILUTED                                              224,643,461       44,186,700
                                                                    ==============   ==============



                The accompanying notes are an integral part of these consolidated financial statements

                                                MACHINETALKER, INC.
                                           (A DEVELOPMENT STAGE COMPANY)
                                  CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT
                                     FOR THE THREE MONTHS ENDED MARCH 31, 2010


                                                                                          Accumulated
                                                                                         Deficit During
                                                          Common stock        Additional      the
                                                   ------------------------    Paid-in     Development
                                                      Shares        Amount     Capital       Stage          Total
                                                   -------------  --------- ------------ -------------  ------------

Balance at December 31, 2009                         181,976,794  $ 181,977  $ 7,074,795 $ (7,925,994)  $  (669,222)

Issuance of common stock in February 2010 for cash
 (80,000,000 shares of common stock issued at
 $0.0025 per share)(unaudited)                        80,000,000     80,000      120,000            -       200,000

Net loss for the three months ended March 31, 2010             -          -            -      (51,522)      (51,522)
 (unaudited)                                       -------------  --------- ------------ -------------  ------------

Balance at March 31, 2010 (unaudited)                261,976,794  $ 261,977 $  7,194,795 $ (7,977,516)  $  (520,744)
                                                   =============  ========= ============ =============  ============











               The accompanying notes are an integral part of these consolidated financial statements

                                                MACHINETALKER, INC.
                                           (A DEVELOPMENT STAGE COMPANY)
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (UNAUDITED)

                                                                  Three Months Ended              From Inception
                                                           ----------------------------------     January 30, 2002
                                                                                                      through
                                                            March 31, 2010     March 31, 2009      March 31, 2010
                                                           ----------------   ---------------     ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                               $       (51,522)   $      (72,797)     $   (7,977,516)
    Adjustments to reconcile net loss to net cash
      used in operating activities
    Depreciation and amortization                                      117             2,212             119,864
    Issuance of common shares and warrants for  services                 -                 -             727,713
    Issuance of common shares in conversion of debt                      -                 -             400,000
    (Gain)/loss on investment                                            -            (1,347)             73,121
    Stock Compensation Cost                                              -                 -              69,778
    Gain on sale of asset                                                -                 -                 963
    Impairment loss                                                      -                 -           1,753,502
    Expiration of license purchase option                                -             5,000                   -
    Loss on settlement of debt                                           -                 -             567,300
   Changes in Assets and Liabilities
    (Increase) Decrease in:
    Prepaid expenses                                                     -               713                   -
    Deposits and other assets                                            -                 -               2,025
    Increase (Decrease) in:
    Accounts payable                                               (25,319)           29,042              99,763
    Accrued expenses                                                27,185            46,465             555,480
    Unearned revenue                                                     -           (10,000)                  -
                                                           ----------------   ---------------     ---------------

        NET CASH USED IN OPERATING ACTIVITIES                      (49,539)             (712)         (3,608,007)
                                                           ----------------   ---------------     ---------------

NET CASH FLOWS USED IN INVESTING ACTIVITIES:
    Purchase of property and equipment                                   -                 -             (73,754)
    Sale of asset                                                        -                 -               3,963
    Investment in companies                                              -             1,347              (6,121)
                                                           ----------------   ---------------     ---------------

NET CASH PROVIDED (USED) IN INVESTING ACTIVITIES                         -             1,347             (75,912)
                                                           ----------------   ---------------     ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from notes payable related parties                          -                 -           1,127,342
    Proceeds from convertible promissory note                            -                 -             129,000
    Repayment of notes payable related party                       (44,000)                -            (137,000)
    Contributed capital by shareholder                                   -               485              19,197
    Proceeds from subsidiary                                             -                 -             300,000
    Proceeds from issuance of common stock                         200,000                 -           2,354,193
                                                           ----------------   ---------------     ---------------

        NET CASH PROVIDED BY FINANCING ACTIVITIES                  156,000               485           3,792,732
                                                           ----------------   ---------------     ---------------

          NET INCREASE IN CASH                                     106,461             1,120             108,813


CASH, BEGINNING OF PERIOD                                           10,002             2,949               7,650
                                                           ----------------   ---------------     ---------------

CASH, END OF PERIOD                                        $       116,463    $        4,069      $      116,463
                                                           ================   ===============     ===============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Interest paid                                           $             -    $            -      $      133,948
                                                           ================   ===============     ===============
   Income taxes                                            $             -    $            -      $        5,600
                                                           ================   ===============     ===============

SUPPLEMENTAL SCHEDULE OF NON-CASH TRANSACTIONS
    During the three months ended March 31, 2009, a shareholder forgave $52,342 in notes payable, which has been recorded by the Company as a capital contribution.


              The accompanying notes are an integral part of these consolidated financial statements

                       MACHINETALKER, INC. AND SUBSIDIARY
                          (A Development Stage Company)
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
                                 MARCH 31, 2010



1.   BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 2009.

     GOING CONCERN
     The accompanying consolidated financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying consolidated financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company does not generate significant revenue, and has negative cash flows from operations, which raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, an additional cash infusion. The Company has obtained funds from its shareholders since its inception through March 31, 2010. It is Management's plan to generate additional working capital from investors, and then continue to pursue its business plan and purposes.

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

     DEVELOPMENT STAGE ACTIVITIES AND OPERATIONS
     The Company has been in its initial stages of formation and for the three months ended March 31, 2010, had insignificant revenues. A development stage activity is one in which all efforts are devoted substantially to establishing a new business and even if planned principal operations have commenced, revenues are insignificant.

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

                       MACHINETALKER, INC. AND SUBSIDIARY
                          (A Development Stage Company)
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
                                 MARCH 31, 2010


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

     LOSS PER SHARE CALCULATIONS
     Loss per Share dictates the calculation of basic earnings per share and diluted earnings per share. Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. No shares for employee options or warrants were used in the calculation of the loss per share as they were all anti-dilutive. The Company's diluted loss per share is the same as the basic loss per share for the three months ended March 31, 2010 and 2009 as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss.

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

3.   CAPITAL STOCK AND WARRANTS

     During the three months ended March 31, 2010, the Company issued 80,000,000 shares of common stock at a price of $0.0025 for $200,000 in cash. During the three months ended March 31, 2009, the Company issued no shares of common stock.

                       MACHINETALKER, INC. AND SUBSIDIARY
                          (A Development Stage Company)
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
                                 MARCH 31, 2010



3.   CAPITAL STOCK AND WARRANTS (Continued)

     WARRANTS

     During the three months ended March 31, 2010, the Company issued no warrants. At March 31, 2010, the Company had a total of 866,400 warrants to purchase 866,400 shares of common stock outstanding.

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

     Included in the balance sheet at March 31, 2010, are no tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

     The  Company's   policy  is  to  recognize   interest  accrued  related  to
     unrecognized tax benefits in interest expense and penalties in operating expenses.

5.   RETURN ON INVESTMENT

     During the three months ended March 31, 2009, the Company received $1,347 on its initial investment in Listen4U, LLC.

6.   RELATED PARTY TRANSACTION

     During the year ended December 31, 2009, an investor loaned the Company $37,000 for operating expenses. The note was due and payable upon demand, and bore interest at 6% per annum. The note, including interest of $1,601 was paid off during the three months ended March 31, 2010.

     During the year ended December 31, 2009, the Company's President loaned $7,000 to the Company for operating expenses. The note bore interest at 6% per annum, and was paid off during the three months ended March 31, 2010.

     During the three months ended March 31, 2009, the Company's President forgave a note payable of $52,342 and contributed cash of $485, both of which were recorded as contributed capital.

7.   SUBSEQUENT EVENTS

     Management has evaluated subsequent events according to the requirements of ASC TOPIC 855, and has determined there are no subsequent events to be reported.

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

OVERVIEW

         In May 2008, we successfully interconnected our Talker(R) product line to our new "GuardDog" product which uses Ultra-Wide Band ("UWB') technology to detect any movement or motion in its vicinity. The combination of Talkers(R) and GuardDog employs UWB radar-like signals to detect movement within an area, either in the open space or inside of a closed chamber like that of a shipping container. In addition, this new product can detect changes other than movement, such as a break or hole being made in the side of a container. This product is aimed at a unique method of protection for goods in transit or in storage, and has been proposed as part of a package to several potential customers.

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

REVENUE RECOGNITION

         We recognize revenue in accordance with the Securities and Exchange Commission ("SEC") Staff Accounting Bulletin No. 104, "Revenue Recognition in Financial Statements" ("SAB 104"). We recognize revenue upon delivery, provided that evidence of an arrangement exists, title, and risk of loss have passed to the customer, fees are fixed or determinable, and collection of the related receivable is reasonably assured. We record revenue net of estimated product returns, which is based upon our return policy, sales agreements, management estimates of potential future product returns related to current period revenue, current economic trends, changes in customer composition and historical experience. We accrue for warranty costs, sales returns, and other allowances based on our experience which tells us we have less than $25,000 per year in warranty returns and allowances. Generally, we extend credit to our customers and do not require collateral. We perform ongoing credit evaluations of our customers and historic credit losses have been within our expectations. We do not ship a product until we have either a purchase agreement or rental agreement signed by the customer with a payment arrangement. This is a critical policy, because we want our accounting to show only sales which are "final" with a payment arrangement. We do not make consignment sales or inventory sales subject to a "buy back" or return arrangement from customers. Accordingly, OEMs do not presently have a right to return unsold products to the Company.

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2010 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2009

REVENUE

         Total revenue for the three months ended March 31, 2010 and 2009 were $0 and $10,000, respectively. The decrease in revenue was the result of deferred income being fully recognized in the prior periods, and the Company being in its development stage.

COST OF SALES

         There was no cost of sales for the three months ended March 31, 2010 and 2009, respectively. This was a result of recognition of previously deferred income with no related purchases of materials.

SELLING AND MARKETING EXPENSES

         Selling and marketing ("S&M") expenses decreased by $(2,151) to $0 for the three months ended March 31, 2010 compared to the $2,151 for the three months ended March 31, 2009. This decrease in S&M expenses was the result of a decrease in outside service expenses due to a reduction in investor relations.

GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative ("G&A") expenses decreased by $(23,809) to $47,308 for the three months ended March 31, 2010 compared to $71,117 for the three months ended March 31, 2009. This decrease in G&A expenses was the result of a decrease in overall operating expenses, primarily professional fees and utilities.

RESEARCH AND DEVELOPMENT

         Research and Development ("R&D") costs increased by $288 to $1,580 for the three months ended March 31, 2010 compared to $1,292 for the three months ended March 31, 2009. This increase in R&D costs was the result of an increase in outside services for securing new patents.

NET LOSS

          Net Loss decreased by $21,275 to $(51,522) for the three months ended March 31, 2010 compared to $(72,797) for the three months ended March 3,1 2009. This decrease in Net Loss was the result of a decrease in operational costs. Currently operating costs exceed revenue because sales are not yet significant. We cannot assure when or if revenue will exceed operating costs.

LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 2010, we had a working capital deficit of $(524,280) as compared to $(672,875) at December 31, 2009. This decrease in working capital deficit of $148,595 was due primarily to equity financing obtained during the three months ended March 31, 2010.

         Cash flow used in operating activities was $(49,539) for the three months ended March 31, 2010, as compared to cash used of $(712) for three months ended March 31, 2009. This increase of $(48,827) was primarily attributable to the payment of accounts payable.

         Cash provided by investing activities was $0 for the three months ended March 31, 2010 as compared to cash provided of $1,347 for the three months ended March 31, 2009. The decrease of cash provided by investing activities was due to no return of an investment received during the current period.

         Cash provided from financing activities during the three months ended March 31, 2010 was $156,000 as compared to cash provided of $485 for the three months ended March 31, 2009. The increase of $155,515 was due to equity financing obtained during the three months ended March 31, 2010.

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

         Our management, under the direction of our Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2010. As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting. Based on this evaluation our management, including the Company's Chief Executive Officer and Principal Financial Officer, has concluded that the Company's disclosure controls and procedures were effective as of March 31, 2010.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

         There were no changes in the Company's internal control over financial reporting identified in connection with the evaluation of it that occurred during the quarter ended March 31, 2010 that materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.


                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

         None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

         During the three month period ended March 31, 2010, the Company issued 80,000,000 shares of common stock for cash proceeds of $200,000.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

         None.

ITEM 4. (REMOVED AND RESERVED).

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


                              MACHINETALER, INC.


Dated: May 21, 2010           By:  /s/Roland F. Bryan
                              --------------------------------------------------
                              Roland F.  Bryan,  Chairman of the Board and Chief
                              Executive Officer (Principal Executive Officer)


Dated: May 21, 2010           By:  /s/Roland F. Bryan
                              --------------------------------------------------
                              Roland F. Bryan, Chief Financial Officer
                              (Principal Financial Officer)