Form 10-Q
period 2010-06-30
MACHINETALKER INC
filed 2010-08-16
CIK 1172631

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES  EXCHANGE ACT
      OF 1934

For Quarterly Period Ended June 30, 2010

                                       or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from _______________ to ______________

Commission File Number 000-49805

                               MACHINETALKER, INC.
                     -------------------------------------
                       (Name of registrant in its charter)


            DELAWARE                                     01-05922991
            --------                                     -----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

             513 DE LA VINA STREET, SANTA BARBARA, CALIFORNIA 93101
          ------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

Large accelerated filer                [___]    Accelerated filer          [___]
Non-accelerated  filer  (Do not check  [___]    Smaller reporting company  [_X_]
if a smaller reporting company)


Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                           Yes[__]                                     No[_X_]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

The number of shares of registrant's common stock outstanding as of August 14, 2010 was 96,839,803.

                                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION
ITEM 1.         CONSOLIDATED ...................................................................................... 2
                   Consolidated Balance Sheets..................................................................... 3
                   Consolidated Statements of Operations........................................................... 4
                   Consolidated Statements of Shareholders' Deficit................................................ 5
                   Consolidated Statements of Cash Flows........................................................... 6
                   Notes to the Consolidated Financial Statements.................................................. 7

ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS..............10

ITEM 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                                         13

ITEM 4T.        CONTROLS AND PROCEDURES............................................................................13

PART II - OTHER INFORMATION

ITEM 1.         LEGAL PROCEEDINGS..................................................................................14

ITEM 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS........................................14

ITEM 3.         DEFAULTS UPON SENIOR SECURITIES....................................................................14

ITEM 4.         (REMOVED AND RESERVED).............................................................................14

ITEM 5.         OTHER INFORMATION..................................................................................14

ITEM 6.         EXHIBITS...........................................................................................15

SIGNATURES.........................................................................................................15


                         PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS.
--------------------------------

                              MACHINETALKER, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                          CONSOLIDATED BALANCE SHEETS



                                                                       June 30, 2010     December 31, 2009
                                                                     ------------------  -------------------
                                                                        (unaudited)
                                                    ASSETS

CURRENT ASSETS
        Cash and cash equivalents                                    $          69,427   $           10,002
                                                                     ------------------  -------------------

TOTAL CURRENT ASSETS                                                            69,427               10,002
                                                                     ------------------  -------------------

PROPERTY & EQUIPMENT, at cost
        Machinery & equipment                                                   13,080               13,080
        Computer equipment                                                      50,351               50,351
        Furniture & fixture                                                      4,670                4,670
                                                                     ------------------  -------------------
                                                                                68,101               68,101
        Less accumulated depreciation                                          (67,657)             (67,423)
                                                                     ------------------  -------------------

                NET PROPERTY AND EQUIPMENT                                         444                  678
                                                                     ------------------  -------------------

OTHER ASSETS
        Security deposit                                                         2,975                2,975
                                                                     ------------------  -------------------

TOTAL OTHER ASSETS                                                               2,975                2,975
                                                                     ------------------  -------------------

        TOTAL ASSETS                                                 $          72,846   $           13,655
                                                                     ==================  ===================

                                    LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
        Accounts payable                                             $          12,263   $           45,582
        Accrued expenses                                                       459,232              401,029
        Accrued interest, other                                                 21,125               17,225
        Accrued interest, related parties                                      107,073              110,041
        Convertible promissory note                                             65,000               65,000
        Notes payable, related parties                                               -               44,000
                                                                     ------------------  -------------------

        TOTAL CURRENT LIABILITIES                                              664,693              682,877
                                                                     ------------------  -------------------



SHAREHOLDERS'  DEFICIT
        Common stock, $.001 par value;
        550,000,000 authorized shares;
        52,395,359 and 36,395,359 shares issued and
        outstanding, respectively                                               52,395               36,395
        Additional paid in capital                                           7,404,377            7,220,377
        Deficit accumulated  during the development stage                   (8,048,619)          (7,925,994)
                                                                     ------------------  -------------------

        TOTAL SHAREHOLDERS' DEFICIT                                           (591,847)            (669,222)
                                                                     ------------------  -------------------

                TOTAL LIABILITIES AND SHAREHOLDERS'  DEFICIT         $          72,846   $           13,655
                                                                     ==================  ===================

           The accompanying notes are an integral part of these consolidated financial statements

                              MACHINETALKER, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)





                                                       Three Months Ended                 Six Months Ended         From Inception
                                                    ----------------------------     ---------------------------  January 30,2002
                                                                                                                      through
                                                    June 30, 2010  June 30, 2009     June 30, 2010 June 30, 2009   June 30, 2010
                                                    -------------  -------------     ------------- -------------  ---------------

REVENUE                                             $         -    $    14,510       $          -  $     24,510   $    1,127,406

COST OF SERVICES                                              -              -                  -             -          496,177
                                                    -------------  -------------     ------------- -------------  ---------------

GROSS PROFIT                                                  -         14,510                  -        24,510          631,229
                                                    -------------  -------------     ------------- -------------  ---------------

OPERATING EXPENSES
  Selling and marketing expenses                              -         22,877                  -        25,028        1,264,814
  General and administrative expenses                    68,236        249,367            115,544       320,484        3,126,962
  Stock compensation expense                                  -              -                  -             -           69,778
  Research and development                                  800            538              2,380         1,830        1,442,245
  Impairment loss                                             -              -                  -             -        1,753,502
  Depreciation and amortization expense                     117          2,212                234         4,424          119,981
                                                    -------------  -------------     ------------- -------------  ---------------

        TOTAL OPERATING EXPENSES                         69,153        274,994            118,158       351,766        7,777,282
                                                    -------------  -------------     ------------- -------------  ---------------

LOSS FROM OPERATIONS                                    (69,153)      (260,484)          (118,158)     (327,256)      (7,146,053)
                                                    -------------  -------------     ------------- -------------  ---------------

OTHER INCOME/(EXPENSES) BEFORE PROVISION
 FOR INCOME TAXES
  Interest income                                             -              1                  1             2           10,256
  Interest expense                                       (1,950)        (4,194)            (4,468)      (11,567)        (265,683)
  Penalties                                                   -              -                  -             -             (155)
  Gain/(loss) on investment                                   -              -                  -         1,347          (73,121)
  Loss on settlement of debt                                  -       (567,300)                 -      (567,300)        (567,300)
  Gain/(loss) on sale of asset                                -              -                  -             -             (963)
                                                    -------------  -------------     ------------- -------------  ---------------
        TOTAL OTHER INCOME/(EXPENSES)                    (1,950)      (571,493)            (4,467)     (577,518)        (896,966)
                                                    -------------  -------------     ------------- -------------  ---------------

LOSS BEFORE PROVISION FOR INCOME TAXES                  (71,103)      (831,977)          (122,625)     (904,774)      (8,043,019)

PROVISION FOR INCOME TAXES                                    -              -                  -             -           (5,600)
                                                    -------------  -------------     ------------- -------------  ---------------

NET LOSS                                            $   (71,103)   $  (831,977)      $   (122,625) $   (904,774)  $    (8,048,619)
                                                    =============  =============     ============= =============  ===============


BASIC AND DILUTED LOSS PER SHARE                    $     (0.00)   $     (0.03)      $      (0.00) $      (0.05)
                                                    =============  =============     ============= =============

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
      BASIC AND DILUTED                              52,395,359     25,864,253         48,682,652    17,397,832
                                                    =============  =============     ============= =============

                    The accompanying notes are an integral part of these consolidated financial statements

                              MACHINETALKER, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT
                     FOR THE SIX MONTHS ENDED JUNE 30, 2010
                                  (UNAUDITED)



                                                                                                       Accumulated
                                                                                                      Deficit During
                                                                        Common stock       Additional      the
                                                                   ----------------------   Paid-in    Development
                                                                     Shares       Amount    Capital       Stage         Total
                                                                   ----------   --------- -----------  ------------  -----------
Balance at December 31, 2009                                       36,395,359   $  36,395 $ 7,220,377  $(7,925,994)  $ (669,222)

Issuance of common stock in February 2010 for cash
(16,000,000 shares of common stock issued at
$0.0125 per share) (unaudited)                                     16,000,000      16,000     184,000            -      200,000

Net loss for the six months ended June 30, 2010 (unaudited)                -            -           -     (122,625)    (122,625)
                                                                   ----------   --------- -----------  ------------  -----------

Balance at June 30, 2010 (unaudited)                               52,395,359   $  52,395 $ 7,404,377  $(8,048,619)  $ (591,847)
                                                                   ==========   ========= ===========  ============  ===========

                       The accompanying notes are an integral part of these consolidated financial statements

                              MACHINETALKER, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                                    From Inception
                                                                          Six Months Ended         January 30, 2002
                                                                   -----------------------------        through
                                                                   June 30, 2010   June 30, 2009     June 30, 2010
                                                                   -------------   -------------    ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                       $   (122,625)   $   (904,774)    $   (8,048,619)
    Adjustments to reconcile net loss to net cash
      used in operating activities
    Depreciation and amortization                                           234           4,424            119,981
    Issuance of common shares and warrants for services                       -         166,625            727,713
    Issuance of common shares in conversion of debt                           -               -            400,000
    (Gain)/loss on investment                                                 -          (1,347)            73,121
    Stock Compensation Cost                                                   -               -             69,778
    Gain on sale of asset                                                     -               -                963
    Impairment loss                                                           -               -          1,753,502
    Loss on settlement of debt                                                -         567,300            567,300
   Changes in Assets and Liabilities
    (Increase) Decrease in:
    Prepaid expenses                                                          -             904                  -
    Patents                                                                   -             656                  -
    Deposits and other assets                                                 -           5,000              2,025
    Increase (Decrease) in:
    Accounts payable                                                    (33,319)         10,687             91,763
    Accrued expenses                                                     59,135          71,567            587,430
    Unearned revenue                                                          -         (20,000)                 -
                                                                   -------------   -------------    ---------------
        NET CASH USED IN OPERATING ACTIVITIES                           (96,575)        (98,958)        (3,655,043)
                                                                   -------------   -------------    ---------------

NET CASH FLOWS USED IN INVESTING ACTIVITIES:
    Purchase of property and equipment                                        -               -            (73,754)
    Sale of asset                                                             -               -              3,963
    Investment in companies                                                   -           1,347             (6,121)
                                                                   -------------   -------------    ---------------
        NET CASH PROVIDED (USED) IN INVESTING ACTIVITIES                      -           1,347            (75,912)
                                                                   -------------   -------------    ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from notes payable related parties                               -               -          1,127,342
    Proceeds from convertible promissory note                                 -               -            129,000
    Repayment of notes payable related party                            (44,000)              -           (137,000)
    Contributed capital by shareholder                                        -           6,485             19,197
    Proceeds from subsidiary                                                  -               -            300,000
    Proceeds from issuance of common stock                              200,000         100,000          2,354,193
                                                                   -------------   -------------    ---------------
        NET CASH PROVIDED BY FINANCING ACTIVITIES                       156,000         106,485          3,792,732
                                                                   -------------   -------------    ---------------

                NET INCREASE IN CASH                                     59,425           8,874             61,777


CASH, BEGINNING OF PERIOD                                                10,002           2,949              7,650
                                                                   -------------   -------------    ---------------

CASH, END OF PERIOD                                                $    69,427     $    11,823      $       69,427
                                                                   =============   =============    ===============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Interest paid                                                   $          -    $          -     $      133,948
                                                                   =============   =============    ===============
   Income taxes                                                    $          -    $          -     $        5,600
                                                                   =============   =============    ===============

SUPPLEMENTAL SCHEDULE OF NON-CASH TRANSACTIONS
     During the six months ended June 30, 2009,  a  shareholder  forgave  $52,342 in notes  payable,  which has been recorded by the Company as a capital  contribution;  1,590,000  shares of common stock were issued for services and  accounts  payable  at a fair  value of  $246,125;  7,320,000  shares of common  stock with a fair value of
     $933,300 were issued in conversion of $366,000 in debt resulting in a $567,300 loss on settlement of debt.


               The accompanying notes are an integral part of these consolidated financial statements

                       MACHINETALKER, INC. AND SUBSIDIARY
                          (A Development Stage Company)
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
                                  JUNE 30, 2010



1.   BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 2009.


     GOING CONCERN
     The accompanying consolidated financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying consolidated financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company does not generate significant revenue, and has negative cash flows from operations, which raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, an additional cash infusion. The Company has obtained funds from its shareholders since its inception through June 30, 2010. It is Management's plan to generate additional working capital from investors, and then continue to pursue its business plan and purposes.

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

     DEVELOPMENT STAGE ACTIVITIES AND OPERATIONS
     The Company has been in its initial stages of formation and for the six months ended June 30, 2010, had insignificant revenues. A development stage activity is one in which all efforts are devoted substantially to establishing a new business and even if planned principal operations have commenced, revenues are insignificant.

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

                       MACHINETALKER, INC. AND SUBSIDIARY
                          (A Development Stage Company)
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
                                  JUNE 30, 2010


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

     LOSS PER SHARE CALCULATIONS
     Loss per Share dictates the calculation of basic earnings per share and diluted earnings per share. Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. No shares for employee options or warrants were used in the calculation of the loss per share as they were all anti-dilutive. The Company's diluted loss per share is the same as the basic loss per share for the six months ended June 30, 2010 and 2009 as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss.

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


3.   CAPITAL STOCK AND WARRANTS

     On August 5, 2010, the Majority shareholders of the issued and outstanding shares of the Company's common stock approved a one-for-five reverse common stock split, and these interim financial statements have been adjusted for the effects of this reverse split.

                       MACHINETALKER, INC. AND SUBSIDIARY
                          (A Development Stage Company)
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
                                  JUNE 30, 2010



3.   CAPITAL STOCK AND WARRANTS (Continued)

     During the six months ended June 30, 2010, the Company issued 16,000,000 shares of common stock at a price of $0.0125 for $200,000 in cash. During the six months ended June 30, 2009, the Company issued 18,648,019 shares of common stock at a price of $0.0053625; 1,590,000 shares of common stock were issued for services and accounts payable at a fair value of $246,125; 732,000 shares of common stock with a fair value of $933,300 were issued in conversion of $366,000 in debt resulting in the recognition of a $567,300 loss on settlement of debt.


     WARRANTS

     During the six months ended June 30, 2010, the Company issued no warrants. At June 30, 2010, the Company had a total of 866,400 warrants to purchase 866,400 shares of common stock outstanding.

4.   RETURN ON INVESTMENT

     During the six months ended June 30, 2009, the Company received $1,347 on its initial investment in Listen4U, LLC.

5.   RELATED PARTY TRANSACTION

     During the year ended December 31, 2009, an investor loaned the Company $37,000 for operating expenses. The note was due and payable upon demand, and bore interest at 6% per annum. The note, including interest of $1,601 was paid off during the six months ended June 30, 2010.

     During the year ended December 31, 2009, the Company's President loaned $7,000 to the Company for operating expenses. The note bore interest at 6% per annum, and was paid off during the six months ended June 30, 2010.

     During the six months ended June 30, 2009, the Company's President forgave a note payable of $52,342 and contributed cash of $6,485, both of which were recorded as contributed capital.


6.   SUBSEQUENT EVENTS

     Management evaluated subsequent events as of the date of the financial statements pursuant to TOPIC 855.

     As of August 3, 2010, the Company through a private placement issued 44,444,444 shares of common stock to seven investors, at a purchase price of $0.00225 per share for cash in the amount of $100,000.

     On August 3, 2010, the Company entered into a non-statutory stock option agreement with a consultant, granting him an option to purchase 15,000,000 shares of common stock at a price of $0.05 per share over a period of seven years. The options were granted effective July 22, 2010, and vest 1/36th per month commencing on August 21, 2010. The options will continue to vest as long as he is a consultant of the Company.

     On August 5, 2010, the Majority shareholders of the Company's issued and outstanding common stock approved the one-for-five reverse stock split of the Company's issued and outstanding common stock, and these financial statements have been adjusted to reflect this stock split. The Majority shareholders also approved the change of the Company's name to Solar3D, Inc.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
--------------------------------------------------------------------------------

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

         (d)      inadequate capital to continue business;

         (e) barriers to raising the additional capital or to obtaining the financing needed to implement its business plans;

         (f)      lack of demand for the Company's products and services;

         (g)      rapid and significant changes in markets;

         (h) litigation with or legal claims and allegations by outside parties;

         (i)      insufficient revenues to cover operating costs; and

         (j) inability to start or acquire new businesses, or lack of success of new businesses started or acquired by the Company, if any.

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

         Another recently released product, the CBM6, has been proposed for use in monitoring the vibration in high speed rotating spindles and slower speed rotating fans and motors in oil refineries for wireless data acquisition in support of Condition-Based Maintenance ("CBM"). This product has been packaged within explosion-proof housings for use in oil refineries and in less costly polycarbonate enclosures for other harsh environments. The CBM6 has been designed to gather data from high speed sources and sensors, and to process that data at a remote site prior to sending it by wireless means to a central computer facility.

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

         On August 5, 2010, the holders of a majority of the outstanding voting stock of the Company voted by written consent to (1) effect a one-for-five reverse stock split, and (2) change the name of the Company to Solar 3D, Inc. The Company is in the process of satisfying the rules and regulations of the Securities and Exchange Commission before recording the above described amendments to its Certificate of Incorporation, as amended. The Company plans to develop new technology for commercial application in the solar energy industry in the future.

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

RESULTS OF OPERATIONS - THREE AND SIX MONTHS ENDED JUNE 30, 2010 COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 30, 2009

REVENUE

         Total revenue for the three months ended June 30, 2010 decreased by $(14,510) to $0 compared to $14,510 for the three months ended June 30, 2009. Total revenue for the six months ended June 30, 2010 decreased by $(24,510) to $0 compared to $24,510 for the six months ended June 30, 2009. The decrease in revenue was the result of deferred income being fully recognized in the prior periods, and the Company being in its development stage.

COST OF SALES

         There was no cost of sales for the three and six months ended June 30, 2010 and 2009, respectively. This was a result of recognition of previously deferred income with no related purchases of materials.

SELLING AND MARKETING EXPENSES

         Selling and marketing ("S&M") expenses decreased by $(22,877) to $0 for the three months ended June 30, 2010 compared to $22,877 for the three months ended June 30, 2009. S&M expenses decreased by $(25,028) to $0 for the six months ended June 30, 2010 compared to $25,028 for the six months ended June 30, 2009. This decrease in S&M expenses was the result of a decrease in outside service expenses and a reduction in investor relations services.

GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative ("G&A") expenses decreased by $(181,131) to $68,236 for the three months ended June 30, 2010 compared to $249,367 for the three months ended June 30, 2009. G&A expenses decreased by $(204,940) to $115,544 compared to $320,484 for the six months ended June 30, 2009. This decrease in G&A expenses was the result of a decrease in overall operating expenses, primarily professional fees and utilities.

RESEARCH AND DEVELOPMENT

         Research and Development ("R&D") costs increased by $262 to $800 for the three months ended June 30, 2010 compared to $538 for the three months ended June 30, 2009. R&D costs increased by $550 to $2,380 for the six months ended June 30, 2010 compared to $1,830 for the six months ended June 30, 2009. This increase in R&D costs was the result of an increase in outside services for securing new patents.

NET LOSS

         Net Loss decreased by $(760,874) to $71,103 for the three months ended June 30, 2010 compared to $831,977 for the three months ended June 30, 2009. Net Loss decreased by $(782,149) to $122,625 for the six months ended June 30, 2010 compared to $904,774 for the six months ended June 30, 2009. This decrease in Net Loss was the result of a decrease in operational costs and other expenses. The decrease in other expenses resulted from the Company recognizing no losses on settlement of debt during the current period compared to a loss of $567,300 recognized during the prior year. Currently operating costs exceed revenue because sales are not yet significant. We cannot assure when or if revenue will exceed operating costs.

LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 2010, we had a working capital deficit of $(595,266) as compared to $(672,875) at December 31, 2009. This decrease in working capital deficit of $(77,609) was due primarily to an increase in cash from investors.

         Cash flow used in operating activities was $(96,575) for the six months ended June 30, 2010, as compared to cash used of $(98,958) for the six months ended June 30, 2009. This decrease of $2,383 was primarily attributable to the payment of accounts payable.

         Cash provided by investing activities was $0 for the six months ended June 30, 2010 as compared to cash provided of $1,347 for the six months ended June 30, 2009. The decrease of cash provided by investing activities was due to no investment returns being experienced during the current period.

         Cash provided from financing activities during the six months ended June 30, 2010 was $156,000 as compared to cash provided of $106,485 for the six months ended June 30, 2009. The increase of $49,515 was primarily due to an increase in equity financing.

OFF-BALANCE SHEET ARRANGEMENTS

         We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
------------------------------------------------------------------

         Not Applicable.

ITEM 4T. CONTROLS AND PROCEDURES.
--------------------------------

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

         We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

         Our management, under the direction of our Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2010. As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting. Based on this evaluation our management, including the Company's Chief Executive Officer and Principal Financial Officer, has concluded that the Company's disclosure controls and procedures were effective as of June 30, 2010.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

         There were no changes in the Company's internal control over financial reporting identified in connection with the evaluation of it that occurred during the quarter ended June 30, 2010 that materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.


                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.
-------------------------

         None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
-------------------------------------------------------------------

         During the three month period ended June 30, 2010, the Company did not issue any shares of common stock. On July 22, 2010, the Company granted 75,000,000 stock options (15,000,000 post one-for-five reverse split) to James
B. Nelson, a consultant to the Company, to purchase 75,000,000 shares (15,000,000 post one-for-five reverse split) of the Company's common stock for $.01 per share ($.05 per share post one-for-five reverse split), for a period of seven years from date of grant, vesting 1/36th per month commencing on August 21, 2010, in a private placement pursuant to Section 4(2) and Rule 506 of Regulation D of the Securities Act of 1933, as amended. On August 3, 2010, the Company issued 222,222,222 (44,444,444 post one-for-five reverse split) shares of its common stock in a private placement under Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder, to seven investors for total capital of $100,000. See our Report on Form 8-K, dated August 3, 2010, filed with the Securities and Exchange Commission.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
---------------------------------------

         None.

ITEM 4. (REMOVED AND RESERVED).
------------------------------

ITEM 5. OTHER INFORMATION.
-------------------------

         On August 5, 2010, the holders of a majority of the outstanding voting stock of the Company voted by written consent to (1) effect a one-for-five reverse stock split, and (2) change the name of the Company to Solar 3D, Inc. The Company is in the process of satisfying the rules and regulations of the Securities and Exchange Commission before recording the above described amendments to its Certificate of Incorporation, as amended. The Company plans to develop new technology for commercial application in the solar energy industry in the future.

         In light of the fact that the Board of Directors and the holders of a majority of the outstanding voting shares of the Company have approved the one-for-five reverse stock split, the financial statements included in this Quarterly Report on Form 10-Q are adjusted to reflect the pending reverse split, even though it will not be recorded and become effective until after the Securities and Exchange Commission reviews the Company's Information Statement on Schedule 14C and ten (10) days after the Information Statement is mailed to the Company's shareholders.

ITEM 6. EXHIBITS.
----------------

         EXHIBIT      DESCRIPTION
         -------      ----------------------------------------------------------
         10.1         Form of Stock Purchase Agreement, dated July 22, 2010*
         10.2         Nonstatutory Stock Option Agreement, dated July 22, 2010*
         31.1         Section 302 Certification of Chief Executive Officer
         31.2         Section 302 Certification of Chief Financial Officer
         32.1         Section 906 Certification of Chief Executive Officer
         32.2         Section 906 Certification of Chief Financial Officer
----------
         *Incorporated by reference from the Report on Form 8-K filed by the Company with the Securities and Exchange Commission, dated August 3, 2010.


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   MACHINETALKER, INC.


Dated: August 16, 2010             By:  /s/Roland F. Bryan
                                    --------------------------------------------
                                    Roland F.  Bryan,  Chairman of the Board and
                                    Chief Executive Officer (Principal Executive
                                    Officer)


Dated: August 16, 2010             By:  /s/Roland F. Bryan
                                    --------------------------------------------
                                    Roland F.  Bryan,  Chief  Financial  Officer
                                    (Principal Financial Officer)