Form 10-Q
period 2010-09-30
SOLAR3D, INC.
filed 2010-11-19
CIK 1172631

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES  EXCHANGE ACT
      OF 1934

For the quarterly period ended September 30, 2010

                                       or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ______________

Commission File Number 000-49805

                                  SOLAR3D, INC.
                   ------------------------------------------
                       (Name of registrant in its charter)

                DELAWARE                                01-05922991
     -------------------------------        ------------------------------------
     (State or other jurisdiction of        (I.R.S. Employer Identification No.)
      incorporation or organization)

           6500 HOLLISTER AVENUE, SUITE 130, GOLETA, CALIFORNIA 93117
          -----------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                    Issuer's telephone Number: (805) 690-9000

   MACHINETALKER, INC., 513 DE LA VINA STREET, SANTA BARBARA, CALIFORNIA 93101
 -------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

     The number of shares of registrant's common stock outstanding as of November 19, 2010 was 97,889,803.

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)...................... 2
              Consolidated Balance Sheets..................................... 3
              Consolidated Statements of Operations........................... 4
              Consolidated Statements of Shareholders' Deficit................ 5
              Consolidated Statements of Cash Flows........................... 6
              Notes to the Consolidated Financial Statements.................. 7
ITEM 2.    MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS.........................................10
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.........15
ITEM 4.    CONTROLS AND PROCEDURES............................................15

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS..................................................15
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS........15
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES....................................15
ITEM 4.    (REMOVED AND RESERVED).............................................15
ITEM 5.    OTHER INFORMATION..................................................16
ITEM 6.    EXHIBITS...........................................................16

SIGNATURES....................................................................16

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.
-----------------------------

                                                          SOLAR3D, INC.
                                                  (formerly MACHINETALKER, INC.)
                                                  (A DEVELOPMENT STAGE COMPANY)
                                                   CONSOLIDATED BALANCE SHEETS

                                                                                September 30, 2010           December 31, 2009
                                                                              ------------------------     ----------------------
                                                                                    (unaudited)
                                                              ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                                   $                91,180      $              10,002
                                                                              ------------------------     ----------------------
        TOTAL CURRENT ASSETS                                                                   91,180                     10,002
                                                                              ------------------------     ----------------------

PROPERTY & EQUIPMENT, at cost
  Machinery & equipment                                                                        13,080                     13,080
  Computer equipment                                                                           50,351                     50,351
  Furniture & fixture                                                                           4,670                      4,670
                                                                              ------------------------     ----------------------
                                                                                               68,101                     68,101
        Less accumulated depreciation                                                         (67,774)                   (67,423)
                                                                              ------------------------     ----------------------
                NET PROPERTY AND EQUIPMENT                                                        327                        678
                                                                              ------------------------     ----------------------

OTHER ASSETS
  Security deposit                                                                              2,975                      2,975
                                                                              ------------------------     ----------------------
        TOTAL OTHER ASSETS                                                                      2,975                      2,975
                                                                              ------------------------     ----------------------
                TOTAL ASSETS                                                  $                94,482      $              13,655
                                                                              ========================     ======================

                    LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts payable                                                            $                10,110      $              45,582
  Accrued expenses                                                                            453,232                    401,029
  Accrued interest, other                                                                      23,075                     17,225
  Accrued interest, related parties                                                           107,074                    110,041
  Convertible promissory note                                                                  65,000                     65,000
  Notes payable, related parties                                                                    -                     44,000
                                                                              ------------------------     ----------------------
        TOTAL CURRENT LIABILITIES                                                             658,491                    682,877
                                                                              ------------------------     ----------------------
SHAREHOLDERS'  DEFICIT
  Common stock, $.001 par value;
  550,000,000 authorized shares;
  97,889,803 and 36,395,359 shares issued and outstanding, respectively                        97,889                     36,395
  Additional paid in capital                                                                7,567,105                  7,220,377
  Deficit accumulated  during the development stage                                        (8,229,003)                (7,925,994)
                                                                              ------------------------     ----------------------
        TOTAL SHAREHOLDERS' DEFICIT                                                          (564,009)                  (669,222)
                                                                              ------------------------     ----------------------
                TOTAL LIABILITIES AND SHAREHOLDERS'  DEFICIT                  $                94,482      $              13,655
                                                                              ========================     ======================





                 The accompanying notes are an integral part of
                     these consolidated financial statements

                                                           SOLAR3D, INC.
                                                   (formerly MACHINETALKER, INC.)
                                                   (A DEVELOPMENT STAGE COMPANY)
                                               CONSOLIDATED STATEMMENTS OF OPERATIONS
                                                            (Unaudited)


                                                                                                                     From Inception
                                                            Three Months Ended             Nine Months Ended        January 30, 2002
                                                       -----------------------------  -----------------------------      through
                                                       September 30,   September 30,  September 30,   September 30,   September 30,
                                                           2010            2009           2010            2009            2010
                                                       -------------   -------------  -------------  --------------  --------------
REVENUE                                                $          -    $     10,000   $         -    $     34,510    $  1,127,406

COST OF SERVICES                                                  -               -             -               -         496,177
                                                       -------------   -------------  ------------   -------------   -------------

GROSS PROFIT                                                      -          10,000             -          34,510         631,229
                                                       -------------   -------------  ------------   -------------   -------------

OPERATING EXPENSES
  Selling and marketing expenses                                  -              49             -          25,077       1,264,814
  General and administrative expenses                       165,419          69,069       280,963         389,553       3,362,159
  Research and development                                   12,098               -        14,478           1,830       1,454,343
  Impairment loss                                                 -               -             -               -       1,753,502
  Depreciation and amortization expense                         117           2,212           351           6,636         120,098
                                                       -------------   -------------  ------------   -------------   -------------

        TOTAL OPERATING EXPENSES                            177,634          71,330       295,792         423,096       7,954,916
                                                       -------------   -------------  ------------   -------------   -------------

LOSS FROM OPERATIONS                                       (177,634)        (61,330)     (295,792)       (388,586)     (7,323,687)
                                                       -------------   -------------  ------------   -------------   -------------

OTHER INCOME/(EXPENSES) BEFORE PROVISION
 FOR INCOME TAXES
  Interest income                                                 -               1             1               3          10,256
  Interest expense                                           (1,950)         (2,031)       (6,418)        (13,598)       (267,633)
  Penalties                                                       -               -             -               -            (155)
  Gain/(loss) on investment                                       -               -             -           1,347         (73,121)
  Loss on settlement of debt                                      -               -             -        (567,300)       (567,300)
  Gain/(loss) on sale of asset                                    -               -             -               -            (963)
                                                       -------------   -------------  ------------   -------------   -------------
        TOTAL OTHER INCOME/(EXPENSES)                        (1,950)         (2,030)       (6,417)       (579,548)       (898,916)
                                                       -------------   -------------  ------------   -------------   -------------

LOSS BEFORE PROVISION FOR INCOME TAXES                     (179,584)        (63,360)     (302,209)       (968,134)     (8,222,603)

PROVISION FOR INCOME TAXES                                     (800)              -          (800)              -          (6,400)
                                                       -------------   -------------  ------------   -------------   -------------

NET LOSS                                               $   (180,384)   $    (63,360)  $  (303,009)   $   (968,134)   $ (8,229,003)
                                                       =============   =============  ============   =============   =============


BASIC AND DILUTED LOSS PER SHARE                       $      (0.00)   $      (0.00)  $     (0.00)   $      (0.04)
                                                       =============   =============  ============   =============

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
      BASIC AND DILUTED                                  86,610,969      36,395,359    61,464,356      23,799,929
                                                       =============   =============  ============   =============











                 The accompanying notes are an integral part of
                     these consolidated financial statements

                                                           SOLAR3D, INC.
                                                   (formerly MACHINETALKER, INC.)
                                                   (A DEVELOPMENT STAGE COMPANY)
                                          CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT
                                            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010
                                                                                                             Accumulated
                                                                                                           Deficit During
                                                                              Common stock       Additional      the
                                                                      -------------------------    Paid-in   Development
                                                                          Shares       Amount     Capital      Stage        Total
                                                                      -------------  ----------  ----------- ------------  ---------
Balance at December 31, 2009                                            36,395,359   $ 36,395   $ 7,220,377 $(7,925,994)  $(669,222)

Issuance of common stock in February 2010 for cash
(16,000,000 shares of common stock issued at $0.0125 per share)
(unaudited)                                                             16,000,000     16,000       184,000           -     200,000

Issuance of common stock in July 2010 for cash
(44,444,444 shares of common stock issued at $0.00225 per share)
(unaudited)                                                             44,444,444     44,444        55,556           -     100,000

Issuance of common stock in August 2010 for cash
(1,050,000 shares of common stock issued at $0.010476 per share)
(unaudited)                                                              1,050,000      1,050         9,950           -      11,000

Stock compensation cost (unaudited)                                              -          -        97,222           -      97,222

Net loss for the nine months ended September 30, 2010 (unaudited)                -          -             -    (303,009)   (303,009)
                                                                      -------------  ---------  ----------- ------------  ---------

Balance at September 30, 2010 (unaudited)                               97,889,803   $ 97,889   $ 7,567,105 $(8,229,003)  $(564,009)
                                                                      =============  =========  =========== ============  =========















                 The accompanying notes are an integral part of
                     these consolidated financial statements

                                                SOLAR3D, INC.
                                        (formerly MACHINETALKER, INC.)
                                        (A Development Stage Company)
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (Unaudited)

                                                                   Nine Months Ended              From Inception
                                                             ---------------------------------   January 30, 2002
                                                                                                     through
                                                              September 30,     September 30,      September 30,
                                                                  2010              2009               2010
                                                             --------------    ---------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                    $ (303,009)        $ (968,134)     $ (8,229,003)
    Adjustments to reconcile net loss to net cash
      used in operating activities
    Depreciation and amortization                                      351              6,636           120,098
    Issuance of common shares and warrants for  services                 -            166,625           727,713
    Issuance of common shares in conversion of debt                      -                  -           400,000
    (Gain)/loss on investment                                            -             (1,347)           73,121
    Stock Compensation Cost                                         97,222                  -           167,000
    Gain on sale of asset                                                -                  -               963
    Impairment loss                                                      -                  -         1,753,502
    Loss on settlement of debt                                           -            567,300           567,300
   Changes in Assets and Liabilities
    (Increase) Decrease in:
    Prepaid expenses                                                     -                904                 -
    Patents                                                              -                656                 -
    Deposits and other assets                                            -              5,000             2,025
    Increase (Decrease) in:
    Accounts payable                                               (35,472)            30,165            89,610
    Accrued expenses                                                55,086            103,597           583,381
    Unearned revenue                                                     -            (30,000)                -
                                                             --------------    ---------------    --------------
        NET CASH USED IN OPERATING ACTIVITIES                     (185,822)          (118,598)       (3,744,290)
                                                             --------------    ---------------    --------------

NET CASH FLOWS USED IN INVESTING ACTIVITIES:
    Purchase of property and equipment                                   -                  -           (73,754)
    Sale of asset                                                        -                  -             3,963
    Investment in companies                                              -              1,347            (6,121)
                                                             --------------    ---------------    --------------
        NET CASH PROVIDED (USED) IN INVESTING ACTIVITIES                 -              1,347           (75,912)
                                                             --------------    ---------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from notes payable related parties                          -             19,000         1,127,342
    Proceeds from convertible promissory note                            -                  -           129,000
    Repayment of notes payable related party                       (44,000)                 -          (137,000)
    Contributed capital by shareholder                                   -              6,485            19,197
    Proceeds from subsidiary                                             -                  -           300,000
    Proceeds from issuance of common stock                         311,000            100,000         2,465,193
                                                             --------------    ---------------    --------------
        NET CASH PROVIDED BY FINANCING ACTIVITIES                  267,000            125,485         3,903,732
                                                             --------------    ---------------    --------------
                NET INCREASE IN CASH                                81,178              8,234            83,530


CASH, BEGINNING OF PERIOD                                           10,002              2,949             7,650
                                                             --------------    ---------------    --------------

CASH, END OF PERIOD                                          $      91,180     $       11,183     $      91,180
                                                             ==============    ===============    ==============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Interest paid                                             $           -     $            -     $     133,948
                                                             ==============    ===============    ==============
   Income taxes                                              $         800     $            -     $       6,400
                                                             ==============    ===============    ==============

SUPPLEMENTAL SCHEDULE OF NON-CASH TRANSACTIONS
     During the nine months ended September 30, 2009, the Company issued  1,590,000 shares of common stock for services and accounts  payable at a fair value of $246,125;  7,320,000 shares of common stock with a fair value of  $933,300  were  issued in  conversion  of  $366,000  in debt  resulting  in a $567,300  loss on settlement of debt.

                 The accompanying notes are an integral part of
                     these consolidated financial statements

                                  SOLAR3D, INC.
                  (formerly MACHINETALKER, INC. AND SUBSIDIARY)
                          (A Development Stage Company)
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
                               SEPTEMBER 30, 2010



1.   BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 2009.

     GOING CONCERN
     The accompanying consolidated financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying consolidated financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company does not generate significant revenue, and has negative cash flows from operations, which raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, an additional cash infusion. The Company has obtained funds from its shareholders since its inception through September 30, 2010. It is Management's plan to generate additional working capital from investors, and then continue to pursue its business plan and purposes.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     This summary of significant accounting policies of Solar3D, Inc. (formerly MachineTalker, Inc.) is presented to assist in understanding the Company's consolidated financial statements. The consolidated financial statements and notes are representations of the Company's management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the consolidated financial statements.

     DEVELOPMENT STAGE ACTIVITIES AND OPERATIONS
     The Company has been in its initial stages of formation and for the nine months ended September 30, 2010, had insignificant revenues. A development stage activity is one in which all efforts are devoted substantially to establishing a new business and even if planned principal operations have commenced, revenues are insignificant.

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

                                  SOLAR3D, INC.
                  (formerly MACHINETALKER, INC. AND SUBSIDIARY)
                          (A Development Stage Company)
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
                               SEPTEMBER 30, 2010


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

     LOSS PER SHARE CALCULATIONS
     Loss per Share dictates the calculation of basic earnings per share and diluted earnings per share. Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. No shares for employee options or warrants were used in the calculation of the loss per share as they were all anti-dilutive. The Company's diluted loss per share is the same as the basic loss per share for the nine months ended September 30, 2010 and 2009 as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss.

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

     RECLASSIFICATION OF EXPENSES
     Certain expenses for the period ended September 30, 2009 were reclassified to conform to the expenses for the period ended September 30, 2010.

3.   CAPITAL STOCK AND WARRANTS

     On August 5, 2010, the holders of a majority of the issued and outstanding shares of the Company's common stock approved a one-for-five reverse common stock split, and these interim financial statements have been adjusted for the effects of this reverse split.

                                  SOLAR3D, INC.
                  (formerly MACHINETALKER, INC. AND SUBSIDIARY)
                          (A Development Stage Company)
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
                               SEPTEMBER 30, 2010


3.   CAPITAL STOCK AND WARRANTS (Continued)

     During the nine months ended September 30, 2010, the Company issued 16,000,000 shares of common stock at a price of $0.0125 per share for $200,000 in cash; 44,444,444 shares of common stock at a price of $0.00225 per share for $100,000 cash; and 1,050,000 shares of common stock at a price of $0.010476 per share for $11,000 cash. During the nine months ended September 30, 2009, the Company issued 18,648,019 shares of common stock at a price of $0.0053625 per share; 1,590,000 shares of common stock for services and accounts payable at a fair value of $246,125; and 732,000 shares of common stock with a fair value of $933,300 for conversion of $366,000 in debt resulting in the recognition of a $567,300 loss on settlement of debt.

4.   STOCK OPTIONS AND WARRANTS

     During the period ended September 30, 2010, in consideration for services as a director of the Company, the Board of Directors issued to Mr. Nelson a nonqualified stock option to purchase up to 15,000,000 shares of the Company's common stock. The stock options were granted on July 22, 2010 and vest 1/36th per month commencing on a monthly basis for as long as he is an employee or consultant of the Company. The stock options are exercisable for a period of seven years from the date of grant at an exercise price of $0.05 per share, as adjusted for the five for one reverse split of the Company's common stock.

                                                                    2010
                                                            --------------------
        Risk free interest rate                                     2.38%
        Stock volatility factor                                     229%
        Weighted average expected option life                       7 years
        Expected dividend yield                                     None

     A summary of the Company's stock option activity and related information follows:


                                                           9/30/2010
                                              ----------------------------------
                                                                    Weighted
                                                    Number           average
                                                      of            exercise
                                                    Options           price
                                              ----------------------------------
     Outstanding, beginning of period                           -  $          -
     Granted                                           15,000,000          0.05
     Exercised                                                  -             -
     Expired                                                    -             -
                                              ----------------------------------
     Outstanding, end of period                        15,000,000  $       0.05
                                              ==================================
     Exercisable at the end of period                     972,222  $       0.05
                                              ==================================
     Weighted average fair value of
       options granted during the period                           $       0.05
                                                                   =============

     The stock-based compensation expense recognized in the statement of operations during the period ended September 30, 2010 is $97,222.


     WARRANTS

     During the nine months ended September 30, 2010, the Company issued no warrants. At September 30, 2010, the Company had a total of 866,400 warrants to purchase 866,400 shares of common stock outstanding.

                                  SOLAR3D, INC.
                  (formerly MACHINETALKER, INC. AND SUBSIDIARY)
                          (A Development Stage Company)
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
                               SEPTEMBER 30, 2010



5.   RETURN ON INVESTMENT

     During the nine months ended September 30, 2009, the Company received $1,347 on its initial investment in Listen4U, LLC.

6.   RELATED PARTY TRANSACTION

     During the year ended December 31, 2009, an investor loaned the Company $37,000 for operating expenses. The note was due and payable upon demand, and bore interest at 6% per annum. The note, including interest of $1,601 was paid off during the nine months ended September 30, 2010.

     During the year ended December 31, 2009, the Company's President loaned $7,000 to the Company for operating expenses. The note bore interest at 6% per annum, and was paid off during the nine months ended September 30, 2010.

     During the nine months ended September 30, 2009, the Company's President forgave a note payable of $52,342 and contributed cash of $6,485, both of which were recorded as contributed capital.


7.   SUBSEQUENT EVENTS

     Management evaluated subsequent events as of the date of the financial statements pursuant to ASC TOPIC 855.

     On October 4, 2010, Roland F. Bryan resigned as the Chief Executive Officer of the Company and James B. Nelson was appointed as the Chief Executive
     Officer and a director of the Company. Mr. Bryan remains the Chairman, President, Chief Financial Officer, and Corporate Secretary of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
--------------------------------------------------------------------------------

CAUTIONARY STATEMENTS

         This Form 10-Q contains financial projections and other "forward-looking statements," as that term is used in federal securities laws, about Solar3D, Inc.'s ("Solar3D," "we," "us," or the "Company") financial condition, results of operations and business. These statements include, among others: statements concerning the potential for revenues and expenses and other matters that are not historical facts. These statements may be made expressly in this Form 10-Q. You can find many of these statements by looking for words such as "believes," "expects," "anticipates," "estimates," or similar expressions used in this Form 10-Q. These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause the Company's actual results to be materially different from any future results expressed or implied by the Company in those statements. The most important facts that could prevent the Company from achieving its stated goals include, but are not limited to, the following:

         (a) inability to complete research and development of the new Solar3D technology with little or no current revenue;

         (b)      volatility or decline of the Company's stock price;

         (c)      potential fluctuation in quarterly results;

         (d)      failure of the Company to earn revenues or profits;

         (e)      inadequate capital to continue business;

         (f) barriers to raising the additional capital or to obtaining the financing needed to implement its business plans;

         (g)      lack of demand for the Company's products and services;

         (h)      rapid and significant changes in markets;

         (i) litigation with or legal claims and allegations by outside parties;

         (j)      insufficient revenues to cover operating costs;

         (k) inability to start or acquire new businesses, or lack of success of new businesses started or acquired by the Company, if any;

         (l) inability to effectively develop or commercialize our new Solar3D technology; and

         (m) inability to obtain patent or other protection for the Company's proprietary intellectual property.

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

OVERVIEW

         On August 5, 2010, the holders of a majority of the outstanding voting stock of the Company voted by written consent to (1) effect a one-for-five reverse stock split, and (2) change the name of the Company to Solar 3D, Inc. Our new business focus will be centered on the acquisition, development, and commercialization of new proprietary technology to significantly increase the efficiency and energy production of solar photovoltaic cells that are currently offered in the market and that may be developed in the future. In furtherance of our new business focus, we recently applied for patents covering a novel three-dimensional solar cell technology that is designed to maximize the conversion of sunlight into electricity. We believe our new technology will dramatically increase the efficiency of solar cells.

         Almost all conventional solar cells have a two-dimensional design where up to 30 percent of incident is sunlight reflected off of each solar cell's surface and more light energy absorbed and lost inside the solar cell materials than is converted into energy. By contrast, our Solar3D design uses a matrix of light-collecting elements that guide sunlight into a corresponding array of three-dimensional, micro-photovoltaic structures. The sunlight, in the form of photons, is trapped among these micro-structures, where it bounces around until virtually all of the energy is converted into electricity. Solar3D aims to create a better solar cell using this innovative technique by eliminating surface reflection and maximizing the conversion of photons into electrons to achieve greater efficiency and a lower cost per watt.

         We still own all of the MachineTalker technology. In May 2008, we successfully interconnected our Talker(R) product line to our new "GuardDog" product which uses Ultra-Wide Band ("UWB') technology to detect any movement or motion in its vicinity. The combination of Talkers(R) and GuardDog employs UWB radar-like signals to detect movement within an area, either in the open space or inside of a closed chamber like that of a shipping container. In addition, this new product can detect changes other than movement, such as a break or hole being made in the side of a container. This product is aimed at a unique method of protection for goods in transit or in storage, and has been proposed as part of a package to several potential customers.

         Another recently released product, the CBM6, has been proposed for use in monitoring the vibration in high speed rotating spindles and slower speed rotating fans and motors in oil refineries for wireless data acquisition in support of Condition-Based Maintenance ("CBM"). This product has been packaged within explosion-proof housings for use in oil refineries and in less costly polycarbonate enclosures for other harsh environments. The CBM6 has been designed to gather data from high speed sources and sensors, and to process that data at a remote site prior to sending it by wireless means to a central computer facility. Our Board of Directors is currently considering whether we will retain the MachineTalker technology in light of our new business, or sell, enter into joint ventures, or otherwise convey the MachineTalker assets.

         We currently have two full time employees and one part-time research scientist who is experienced in the area of semiconductor design and development. In addition, we have a contract with a second scientist with expertise in the application of photonics to the concentration of light energy. We expect that he will contribute both design and guidance for the development of our future three-dimensional products.

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

REVENUE RECOGNITION

         We will continue to recognize revenue in accordance with the Securities and Exchange Commission ("SEC") Staff Accounting Bulletin No. 104, "Revenue Recognition in Financial Statements" ("SAB 104"). We will continue to recognize revenue upon delivery, provided that evidence of an arrangement exists, title, and risk of loss have passed to the customer, fees are fixed or determinable, and collection of the related receivable is reasonably assured. We will continue to record revenue net of estimated product returns, which is based upon our return policy, sales agreements, management estimates of potential future product returns related to current period revenue, current economic trends, changes in customer composition and historical experience. We will continue to accrue for warranty costs, sales returns, and other allowances based on our prior experience in servicing customers and products. We may extend credit to our customers based upon credit evaluations and do not require collateral. We do not and will not ship a product until we have either a purchase agreement or rental agreement signed by the customer with a payment arrangement. This is a critical policy, because we want our accounting to show only sales which are "final" with a payment arrangement. We do not and will not make consignment sales or inventory sales subject to a "buy back" or return arrangement from customers.

PROVISION FOR SALES RETURNS, ALLOWANCES AND BAD DEBTS

         We will continue to maintain a provision for sales allowances, returns and bad debts. Sales returns and allowances result from equipment damaged in delivery or customer dissatisfaction, as provided by agreement. The provision will continue to be provided for by reducing gross revenue by a portion of the amount invoiced during the relevant period. The amount of the reduction will continue to be estimated based on historical experience.

RESERVE FOR OBSOLETE/EXCESS INVENTORY

         We own certain inventory from products which we no longer sell. These inventories are stated at the lower of cost or market. We regularly review our inventories and, when required, will record a provision for excess and obsolete inventory based on factors that may impact the realizable value of our inventory including, but not limited to, technological changes, market demand, regulatory requirements and significant changes in our cost structure. If ultimate usage varies significantly from expected usage, or other factors arise that are significantly different than those anticipated by management, inventory write-downs or increases in reserves may be required.

RESULTS OF OPERATIONS - THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009

REVENUE

         Total revenue for the three months ended September 30, 2010 decreased by $(10,000) to $0 compared to $10,000 for the three months ended September 30, 2009. Total revenue for the nine months ended September 30, 2010 decreased by $(34,510) to $0 compared to $34,510 for the nine months ended September 30, 2009. The decrease in revenue was the result of deferred income being fully recognized in the prior periods, and the Company is in its development stage.

COST OF SALES

         There was no cost of sales for the three and nine months ended September 30, 2010 and 2009, respectively. This was a result of recognition of previously deferred income with no related purchases of materials.

SELLING AND MARKETING EXPENSES

         Selling and marketing ("S&M") expenses decreased by $(49) to $0 for the three months ended September 30, 2010 compared to $49 for the three months ended September 30, 2009. S&M expenses decreased by $(25,077) to $0 for the nine months ended September 30, 2010 compared to $25,077 for the nine months ended September 30, 2009. This decrease in S&M expenses was the result of a decrease in outside service expenses and a reduction in investor relations services.

GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative ("G&A") expenses increased by $96,350 to $165,419 for the three months ended September 30, 2010 compared to $69,069 for the three months ended September 30, 2009. G&A expenses decreased by $(108,590) to $280,963 compared to $389,553 for the nine months ended September 30, 2009. The overall decrease in G&A expenses was the result of a decrease in professional fees.

RESEARCH AND DEVELOPMENT

         Research and Development ("R&D") costs increased by $12,098 to $12,098 for the three months ended September 30, 2010 compared to $0 for the three months ended September 30, 2009. R&D costs increased by $12,648 to $14,478 for the nine months ended September 30, 2010 compared to $1,830 for the nine months ended September 30, 2009. This increase in R&D costs was the result of an increase in consulting fees due to a change in focus of our technology.

NET LOSS

         Net Loss increased by $(117,024) to $(180,384) for the three months ended September 30, 2010 compared to $(63,360) for the three months ended September 30, 2009. Net Loss decreased by $(665,125) to $(303,009) for the nine months ended September 30, 2010 compared to $(968,134) for the nine months ended September 30, 2009. The overall decrease in Net Loss was the result of decrease in professional fees and other expenses. The decrease in other expenses resulted from the Company recognizing no losses on settlement of debt during the current period compared to a loss of $567,300 recognized during the prior year. Currently operating costs exceed revenue because sales are not yet significant. We cannot assure when or if revenue will exceed operating costs.

LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 2010, we had a working capital deficit of $(567,311) as compared to $(672,875) at December 31, 2009. This decrease in working capital deficit of $(105,564) was due primarily to an increase in cash from investors.

         Cash flow used in operating activities was $(185,822) for the nine months ended September 30, 2010, as compared to cash used of $(118,598) for the nine months ended September 30, 2009. This increase of cash used in operating activities of $(67,224) was primarily attributable to the payment of accounts payable, and accrued expenses.

         Cash provided by investing activities was $0 for the nine months ended September 30, 2010 as compared to cash provided of $1,347 for the nine months ended September 30, 2009. The decrease of cash provided by investing activities was due to no investment returns being experienced during the current period.

         Cash provided from financing activities during the nine months ended September 30, 2010 was $267,000 as compared to cash provided of $125,485 for the nine months ended September 30, 2009. The increase of $141,515 was primarily due to an increase in equity financing.

OFF-BALANCE SHEET ARRANGEMENTS

         We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
-------------------------------------------------------------------

         Not Applicable.


ITEM 4. CONTROLS AND PROCEDURES.
--------------------------------

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

         We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

         Our management, under the direction of our Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2010. As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting. Based on this evaluation our management, including the Company's Chief Executive Officer and Principal Financial Officer, has concluded that the Company's disclosure controls and procedures were effective as of September 30, 2010.

INTERNAL CONTROL OVER FINANCIAL REPORTING

         The Company's Chief Executive Officer and Principal Financial Officer, are responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

         There were no changes in the Company's internal control over financial reporting identified in connection with the evaluation of it that occurred during the quarter ended September 30, 2010 that materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.


                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.
--------------------------

         None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
--------------------------------------------------------------------

         In addition to the sales of equity reported by us on Form 8K during the third quarter, we issued 1,050,000 shares of our common stock to one investor for $11,000 pursuant to the private placement exemption available under Rule 506 of Regulation D of the Securities Act of 1933, as amended. The proceeds from the sale of these shares are being used for general working capital.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
---------------------------------------

         None.


ITEM 4. (REMOVED AND RESERVED).
-------------------------------

ITEM 5. OTHER INFORMATION.
--------------------------

         As reported in the Form 8K filed by us with the Securities and Exchange Commission on October 6, 2010, we appointed Mr. James Nelson as an officer and director of the Company, effective October 4, 2010. Mr. Nelson was appointed as a director and Chief Executive Officer of the Company. Mr. Roland Bryan remains the Chairman of our Board of Directors and the President of the Company.

ITEM 6. EXHIBITS.
-----------------

         EXHIBIT   DESCRIPTION
         -------   -------------------------------------------------------------
         10.1      Form of Stock Purchase Agreement, dated July 22, 2010*
         10.2      Nonstatutory Stock Option Agreement, dated July 22, 2010*
         31.1      Section 302 Certification of Principal Executive Officer
         31.2      Section 302 Certification of Chief Financial Officer
         32.1      Section 906 Certification of Principal Executive Officer
         32.2      Section 906 Certification of Chief Financial Officer

----------------
      *Incorporated by reference from the Report on Form 8-K filed by the Company with the Securities and Exchange Commission, dated August 3, 2010.


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 SOLAR3D, INC.


Dated: November 19, 2010         By:/s/Roland F. Bryan
                                    --------------------------------------------
                                    Roland F.  Bryan,  Chairman of the Board and
                                    President (Principal Executive Officer)


Dated: November 19, 2010         By:/s/Roland F. Bryan
                                    --------------------------------------------
                                    Roland F.  Bryan,  Chief  Financial  Officer
                                    (Principal Financial Officer)