Form 10-K
period 2010-12-31
SOLAR3D, INC.
filed 2011-03-31
CIK 1172631

FORM 10-K

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                 [X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended: December 31, 2010


                        COMMISSION FILE NUMBER 000-49805

                                  SOLAR3D, INC.
          ------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          DELAWARE                                      01-05922991
   ------------------------                ------------------------------------
   (State of Incorporation)                (I.R.S. Employer Identification No.)


            6500 HOLLISTER AVENUE, SUITE130, GOLETA, CALIFORNIA 93117
            ---------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (805) 690-9000
            ---------------------------------------------------------
               Registrant's telephone number, including area code

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:


                                                 NAME OF EACH EXCHANGE ON
     TITLE OF EACH CLASS                              WHICH REGISTERED
----------------------------                     ------------------------
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

         Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                                                  Yes |_| No |X|

         The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $14,807,704 as of June 30, 2010 (computed by reference to the last sale price of a share of the registrant's Common Stock on that date as reported by OTC Bulletin Board).

         There were 104,976,495 shares outstanding of the registrant's Common Stock as of March 21, 2011.

                                TABLE OF CONTENTS


PART 1

ITEM 1     Business............................................................2
ITEM 2     Properties..........................................................5
ITEM 3     Legal Proceedings...................................................5
ITEM 4     [Removed and Reserved]..............................................5

PART II

ITEM 5     Market for Registrant's Common Equity,  Related Stockholder
           Matters, and Issuer Purchases of Equity Securities..................6
ITEM 6     Selected Financial Data.............................................7
ITEM 7     Management's Discussion and Analysis of Financial Condition
           and Results of Operations...........................................7
ITEM 8     Financial Statements and Supplementary Data........................12
ITEM 9     Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure...............................................29
ITEM 9A    Controls and Procedures............................................29
ITEM 9B    Other Information..................................................30

PART III

ITEM 10    Directors, Executive Officers, and Corporate Governance............30
ITEM 11    Executive Compensation.............................................34
ITEM 12    Security Ownership of Certain Beneficial Owners and Management
           and Related Stockholder Matters....................................37
ITEM 13    Certain Relationships and Related Transactions, and
           Director Independence..............................................38
ITEM 14    Principal Accounting Fees and Services.............................38
ITEM 15    Exhibits, Financial Statement Schedules............................39

SIGNATURES....................................................................40

                                     PART I

ITEM 1. BUSINESS
----------------

GENERAL

         Solar3D, Inc. is a Delaware corporation formed to engage in the business of developing and marketing a new three-dimensional version of solar cell technology in order to maximize the conversion of sunlight into electricity. Conventional solar cells reflect a significant amount of incident sunlight losing much of the solar energy that could have produced additional electrical power. Inspired by light management techniques used in fiber optic devices, Solar3D is designing a new type of solar cell, one that utilizes a three-dimensional design to trap sunlight inside the photovoltaic structure where it is reflected multiple times until much more of the energy is absorbed into the solar cell material. We have applied for patent protection on what we believe to be a breakthrough design for the next generation in solar cell technology with increased efficiency and resulting in a lower cost per watt of electricity produced.

CORPORATE HISTORY

         We were originally formed in January 2002 as MachineTalker, Inc. in order to pursue the development of new wireless process control technology. In August 2005, we filed a Registration Statement on Form SB-2 which was declared effective by the Securities and Exchange Commission on December 22, 2005. In September 2010, we shifted our engineering and research focus to developing a new means for generating solar-produced electrical power which we plan to patent and perfect for use in the manufacture of highly efficient solar cells. In July 2010, we changed our company name to Solar3D, Inc. in order to better reflect our new business plan.

BACKGROUND OF SOLAR CELL TECHNOLOGY

         Solar cell efficiency is the measure of how much incident sunlight is converted into electricity. Most solar cells today are made from silicon, an inexpensive and abundant raw material. Due to the physics of silicon, the theoretical maximum efficiency of high-grade crystalline silicon solar cells is approximately 29%. In commercial practice, the efficiency ranges from 12% to 19%. We anticipate that our 3D solar cell technology will increase the efficiency of solar cells using low cost processes, in order to decrease the overall cost per watt of solar electricity.

         Traditional solar cells are two-dimensional utilizing a single pass sunlight conversion mechanism. There are two primary ways that these devices lose light and electrons, or electron-hole pairs to be precise, which result in a conversion efficiency much less than the theoretical maximum.

         o SURFACE REFLECTION - Due to fundamental physics, approximately 30% of incident sunlight is reflected off the surface of silicon cells.

         o ELECTRON REABSORPTION - When a photon strikes the solar cell, an electron is "knocked loose" creating an electron-hole pair that moves through the cell material creating an electrical current. However, in conventional two-dimensional solar cell designs, these electron-hole pairs must travel a long distance before reaching a metal contact wire. As a result, they are reabsorbed by the material and do not contribute to the production of electrical current.

OUR 3D SOLAR CELL TECHNOLOGY

         We are designing our three-dimensional solar cell from the ground up as an integrated optoelcetrical device that optimally reduces all primary energy losses in a solar cell to achieve the highest efficiency. By leveraging the scalability of conventional solar and semiconductor processes, we believe our 3D solar cell can deliver an unprecedented level of cost and conversion efficiency.

         Unlike conventional solar cells where sunlight passes through one time, our 3D solar cell design is planned to use a myriad of 3D micro-cells that trap sunlight inside photovoltaic structures where photons bounce around until they are all converted into electricity. Our three-dimensional technology is expected to combine thin- and thick-film technologies to achieve the high efficiencies of crystalline at the lower cost per watt of thin film.

         We believe the key features and benefits of our 3D solar cell design are:

         o LIGHT COLLECTORS - Instead of allowing sunlight to bounce off the surface, to the new design uses an array of light collecting elements to guide all incident sunlight into a matching array of highly optimized 3D micro-photovoltaic structures.

         o 3D PHOTOVOLTAIC STRUCTURE - Conventional solar cells have one photon absorbing surface. to the new design uses a multi-facetted 3D photovoltaic structure where photons can bounce off many surfaces until all photons that can be absorbed by the material are absorbed.

         o THIN ABSORBING REGIONS - Our 3D photovoltaic structure is anticipated to be fabricated with very thin absorbing regions and designed to enhance charge carrier separation. Therefore, electron-hole pairs will travel short distances before reaching a contact wire where they will be quickly extracted to produce current. We believe this approach will lead to an overall height and silicon material reduction when compared to conventional crystalline silicon cells.

         o BELOW SURFACE CONTACTS - Unlike conventional solar cells where electrical contact wires run on the top of the cell, blocking sunlight, our design is expected to use a network of contact wires that run below the light collectors. We believe this approach will allow our 3D solar cells to trap and utilize nearly 100% of the incident light.

         o A NEW SOLAR CELL DESIGN - Almost all conventional solar cells are two-dimensional designs based on wafer or thin film manufacturing processes. As a result, their performance is naturally constrained by their physical structure. By redefining the problem in 3D, we expect that the new design will be able to break down the 2D constraints and develop a more efficient solution.

         Our initial commercialization objective is to create a low cost, high efficiency silicon solar cell based on our 3D technology. By keeping our focus on silicon, we believe we can leverage the tremendous silicon infrastructure and manufacturing processes of the growing solar industry, as well as the mature and highly optimized semiconductor industry. However, we anticipate that our 3D technology will be able to be used to create multi-junction cells with exotic materials such as gallium arsenide to achieve efficiencies that may be greater than 50% for use in concentrated solar and high performance applications.

BUSINESS AND REVENUE MODELS

         We recently began developing a working version of our proprietary three-dimensional solar cell technology. Once we complete a working version, we plan to package the resulting device into solar cell arrays which we will market to existing manufacturers of conventional solar panels. We believe that these manufactures will be able to use our device to increase the energy output of their existing products. We expect to earn revenue from licensing fees and by partnering or joint venturing with entities who seek to use our proprietary three-dimensional solar cell technology.

INVESTMENT IN SENSE-COMM TECHNOLOGY LLC

         In November 2006, we issued 24,000 shares of our common stock (on a post reverse stock-split basis) to purchase 10% of Sense-Comm Technology LLC. Sense-Comm is a limited liability company formed in August 2006 by a small group of individuals to become a distributor and reseller of our intelligent wireless network sensor controlling technology to the energy and petroleum industries.

ACQUISITION OF WIDEBAND DETECTION TECHNOLOGIES, INC.

         On July 20, 2007, Wideband Detection Technologies, Inc., a Florida corporation, UTEK Corporation, a Delaware corporation, and Solar3D entered into an agreement and plan of acquisition pursuant to which Solar3D agreed to acquire 100% of the total issued and outstanding stock of Wideband Detection Technologies from UTEK in exchange for 120,000 shares of Solar3D's common stock (on a post reverse stock-split basis) based on a value of $2.00 per share (on a post reverse stock-split basis) as of the close of business on July 20, 2007. These shares have piggyback registration rights. Upon the closing of the agreement and plan of acquisition, which occurred on July 20, 2007, Wideband Detection Technologies became a wholly owned subsidiary of Solar3D.

ACQUISITION OF MICRO WIRELESS TECHNOLOGIES, INC.

         On December 20, 2007, Micro Wireless Technologies, Inc., a Florida corporation, UTEK Corporation, a Delaware corporation, and Solar3D entered into an agreement and plan of acquisition pursuant to which Solar3D agreed to acquire

100% of the total issued and outstanding stock of Micro Wireless Technologies from UTEK in exchange for 1,860,000 shares of Solar3D's common stock (on a post reverse stock-split basis) based on a value of $1.00 per share (on a post reverse stock-split basis) as of the close of business on December 20, 2007. These shares have piggyback registration rights. Upon the closing of the agreement and plan of acquisition, which occurred on December 31, 2007, Micro Wireless Technologies became a wholly owned subsidiary of Solar3D.

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

         In April 2002, a Patent Application to the United States Patent and Trademark Office entitled "Self Coordinated Machine Network" application No. 20040114557 was filed, regarding a self coordinated machine network established by two or more machines in proximity with each other via a wired or wireless network infrastructure. The machines are configured to establish an ad hoc network between them for sharing information related to their common applications. New machines that come into proximity of the network infrastructure are configured to join an existing ad hoc network. Machines that power down or are removed from proximity of the network infrastructure are eliminated from the ad hoc network. Communications between the constituent machines of the ad hoc network allow the machines to self coordinate the network and redundantly store information pertaining to the common and disparate applications of the various machines that comprise the self coordinated machine network. An assignment of this application to us from the inventors, Roland F. Bryan, Mark P. Harris, and Christopher T. Kleveland was filed with the USPTO on April 23, 2002. The patent was granted on February 27, 2007, as Patent No.: US 7,184,423, B2, entitled "Self Coordinated Machine Network."

         All past employees and existing consultants have executed agreements that impose nondisclosure obligations on them and pursuant to which they have agreed to assign to us (to the extent permitted by California law) all copyrights and other inventions created by them during their engagement with

Solar3D. We have also implemented a trade secret protection policy that management believes to be adequate to protect our intellectual property and trade secrets. All researchers maintain laboratory notebooks with dated pages to support any work done by them in furtherance of the solar energy patents for which we have applied and any work that produces new invention claims.

COMPETITION

         The market for solar cell technology is highly competitive. There are many companies throughout the world that manufacture solar cell arrays using existing technology and several other companies pursuing new methods to produce more energy efficiency using photovoltaic structures. Additionally, researchers at universities worldwide are currently working on new means to increase photovoltaic efficiency. Many of these competitors have longer operating histories, greater name recognition, larger installed customer bases, and substantially greater financial and marketing resources than Solar3D. Our ability to compete successfully in this field will depend upon our completion of development of our proprietary technique for production of more efficient solar cells and the adoption of our technology by major manufacturers in the field. We cannot assure that we will be able to compete successfully in the solar cell technology industry, or that future competition will not have a material adverse effect on our business, operating results, and financial condition.

GOVERNMENT REGULATION

         We are subject to various federal, state and local laws affecting wireless communication and security businesses. The Federal Trade Commission and equivalent state agencies regulate advertising and representations made by businesses in the sale of their products, which apply to us. Our business is also subject to government laws and regulations governing health, safety, working conditions, employee relations, wrongful termination, wages, taxes and other matters applicable to businesses in general. Failure of Solar3D to comply with applicable government rules or regulations could have a material adverse effect on our financial condition and business operations.

EMPLOYEES

         As of December 31, 2010, we had two full time employees, our chief executive officer and our chief financial officer. We also relied upon the services of consultants to assist us with designing photovoltaic receptors to produce electricity from that incident light energy.

SEASONALITY

         Our   operations   are  not   expected   to  be  affected  by  seasonal
fluctuations, although our cash flow may be affected by fluctuations in the timing of investment capital to support our research and product development.


ITEM 2. PROPERTIES
------------------

         We currently lease approximately 522 square feet of office space at 6500 Hollister Avenue, Suite 130, Goleta, California 93117 at a base rental rate of $2,500 per month pursuant to month to month lease.


ITEM 3. LEGAL PROCEEDINGS
-------------------------

         We are not currently a party to any material legal proceedings.


ITEM 4. [REMOVED AND RESERVED]
------------------------------

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
--------------------------------------------------------------------------------

COMMON STOCK

         Our common stock trades on the OTC Bulletin Board Market under the symbol "SLTD." The range of high and low bid quotations for each fiscal quarter within the last two fiscal years was as follows:

                   YEAR ENDED DECEMBER 31, 2010                HIGH       LOW
             --------------------------------------            -----      ------
             First Quarter ended March 31, 2010                $0.10      $0.04
             Second Quarter ended June 30, 2010                $0.10      $0.05
             Third Quarter ended September 30, 2010            $0.10      $0.01
             Fourth Quarter ended December 31, 2010            $0.25      $0.05

                   YEAR ENDED DECEMBER 31, 2009                HIGH       LOW
             --------------------------------------            -----      ------
             First Quarter ended March 31, 2009                $0.05      $0.028
             Second Quarter ended June 30, 2009                $0.04      $0.01
             Third Quarter ended September 30, 2009            $0.012     $0.01
             Fourth Quarter ended December 31, 2009            $0.05      $0.01

-----------------

         The above quotations reflect inter-dealer prices, without retail markup, mark-down, or commission and may not necessarily represent actual transactions.

         As of March 21, 2011, there were approximately 291 record holders of our common stock, not including shares held in "street name" in brokerage accounts which is unknown. As of March 21, 2011, there were approximately 104,976,495 shares of common stock outstanding on record.

DIVIDENDS

         We have not declared or paid any cash dividends on our common stock and do not anticipate paying dividends for the foreseeable future.

EQUITY COMPENSATION PLAN INFORMATION

         Effective February 15, 2002, our board of directors adopted the MachineTalker, Inc. 2002 Stock Option Plan for Directors, Officers, Employees and Key Consultants under which a total of 160,000 shares of our common stock (on a post reverse stock-split basis) have been reserved for issuance pursuant to the grant and exercise of up to 160,000 stock options (on a post reverse stock-split basis). The 2002 Stock Option Plan has been approved by the holders of our outstanding shares.

         All of the stock options previously issued by us under our 2002 Stock Option Plan for Directors, Officers, Employees, and Consultants have expired. For the fiscal year ended December 31, 2010, we issued no stock options pursuant to our 2002 Stock Option Plan.

         Effective July 22, 2010, we granted nonqualified stock options to purchase up to 15,000,000 shares of our common stock to James B. Nelson, our chief executive officer, at an exercise price of $0.05 per share exercisable until July 22, 2017 in consideration for his services to us. These stock options vest 1/36th per month, commencing on August 21, 2010, on a monthly basis for as long as Mr. Nelson is an employee or consultant of Solar3D.

WARRANTS

         For the fiscal year ended December 31, 2010, we issued no warrants to purchase shares of registered or unregistered common stock.

UNREGISTERED ISSUANCE OF EQUITY SECURITIES

         The following is a list of the issuance of securities by us during the fiscal year ending December 31, 2010 in transactions exempt from registration that were not previously included in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K, the proceeds of which were generally used for working capital:

NUMBER OF    DOLLAR AMOUNT   SERVICES OR OTHER                    EXEMPTION FROM
  SHARES   OF CONSIDERATION   CONSIDERATION       DATE OF SALE     REGISTRATION
---------- ----------------  -----------------  ----------------- --------------
  400,000        $20,000           Cash         December 7, 2010      Rule 506
  400,000        $20,000           Cash         December 7, 2010      Rule 506
2,000,000       $100,000           Cash         December 21, 2010     Rule 506

ITEM 6. SELECTED FINANCIAL DATA.
--------------------------------

         Not applicable.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

CAUTIONARY STATEMENTS

         This Form 10-K contains financial projections and other "forward-looking statements," as that term is used in federal securities laws, about Solar3D Inc.'s financial condition, results of operations and business. These statements include, among others: statements concerning the potential for revenues and expenses and other matters that are not historical facts. These statements may be made expressly in this Form 10-K. You can find many of these statements by looking for words such as "believes," "expects," "anticipates," "estimates," or similar expressions used in this Form 10-K. These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause our actual results to be materially different from any future results expressed or implied by us in those statements. The most important facts that could prevent us from achieving our stated goals include, but are not limited to, the following:

         (a) inability to complete research and development of the new Solar3D technology with little or no current revenue;

         (b)      volatility or decline of our stock price;

         (c)      potential fluctuation in quarterly results;

         (d)      our failure to earn revenues or profits;

         (e)      inadequate capital to continue business;

         (f) barriers to raising the additional capital or to obtaining the financing needed to implement our business plans;

         (g)      lack of demand for our products and services;

         (h)      rapid and significant changes in markets;

         (i) litigation with or legal claims and allegations by outside parties;

         (j)      insufficient revenues to cover operating costs;

         (k) inability to start or acquire new businesses, or lack of success of new businesses started or acquired by us, if any;

         (l) inability to effectively develop or commercialize our new Solar3D technology; and

         (m) inability to obtain patent or other protection for our proprietary intellectual property.

         Because the statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements. We caution you not to place undue reliance on the statements, which speak only as of the date of this Form 10-K. The cautionary statements contained or referred to in this section should be considered in connection with any subsequent written or oral forward-looking statements that we or persons acting on our behalf may issue.

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

OVERVIEW

         On August 5, 2010, the holders of a majority of our outstanding voting stock voted by written consent to (1) effect a one-for-five reverse stock split, and (2) change our name to Solar 3D, Inc. Our new business focus will be centered on the acquisition, development, and commercialization of new proprietary technology to significantly increase the efficiency and energy production of solar photovoltaic cells that are currently offered in the market and that may be developed in the future. In furtherance of our new business focus, we recently applied for patents covering a novel three-dimensional solar cell technology that is designed to maximize the conversion of sunlight into electricity. We believe our new technology will dramatically increase the efficiency of solar cells.

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

         We still own all of the MachineTalker technology. In May 2008, we successfully interconnected our Talker(R) product line to our new "GuardDog" product which uses Ultra-Wide Band technology to detect any movement or motion in its vicinity. The combination of Talkers(R) and GuardDog employs Ultra-Wide Band radar-like signals to detect movement within an area, either in the open space or inside of a closed chamber like that of a shipping container. In addition, this new product can detect changes other than movement, such as a break or hole being made in the side of a container. This product is aimed at a unique method of protection for goods in transit or in storage, and has been proposed as part of a package to several potential customers.

         We currently have two full time employees, our chief executive officer and our chief financial officer. We also retain the services of several research consultants who are responsible for product development

CRITICAL ACCOUNTING POLICIES

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

REVENUE RECOGNITION

         We will continue to recognize revenue in accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 104, "Revenue Recognition in Financial Statements" ("SAB 104"). We will continue to recognize revenue upon delivery, provided that evidence of an arrangement exists, title, and risk of loss have passed to the customer, fees are fixed or determinable, and collection of the related receivable is reasonably assured. We will continue to record revenue net of estimated product returns, which is based upon our return policy, sales agreements, management estimates of potential future product returns related to current period revenue, current economic trends, changes in customer composition and historical experience. We will continue to accrue for warranty costs, sales returns, and other allowances based on our prior experience in servicing customers and products. We may extend credit to our customers based upon credit evaluations and do not require collateral. We do not and will not ship a product until we have either a purchase agreement or rental agreement signed by the customer with a payment arrangement. This is a critical policy, because we want our accounting to show only sales which are "final" with a payment arrangement. We do not and will not make consignment sales or inventory sales subject to a "buy back" or return arrangement from customers.

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

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

REVENUE

         Total revenue for the year ended December 31, 2010 decreased by $(43,327) to $0 compared to $43,327 in the prior year ended December 31, 2009. This decrease in revenue was a result of our focusing on development of our product. We are in our development stage.

COST OF SALES

         Cost of sales expenses decreased by $(41,607) to $0 for the year ended December 31, 2010 compared to $41,607 in the prior year ended December 31, 2009. This decrease in cost of sales expenses was primarily due to lack of sales transactions during the year ended December 31, 2010.

SELLING AND MARKETING EXPENSES

         Selling and marketing expenses decreased by $(9,761) to $0 for the year ended December 31, 2010 compared to $9,761 in the prior year ended December 31, 2009. This decrease in selling and marketing expenses was the result of a decrease in marketing exposure because we are in the process of developing our three-dimensional solar cell technology so we do not have a completed product to market.

GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses increased by $120,707 to $571,895 for the year ended December 31, 2010 compared to $451,188 in the prior year ended December 31, 2009. This increase in general and administrative expenses was the result of an increase in non-cash stock compensation expense of $208,005. Overall, the remaining general and administrative expenses decreased by $(87,298) due to lower professional fees.

RESEARCH AND DEVELOPMENT

         Research and development costs increased by $36,042 to $36,042 for the year ended December 31, 2010 compared to $0 in the prior year ended December 31, 2009. This increase in research and development costs was the result of an increase in testing and engineering cost related to the development of our solar cell technology.

NET LOSS

         Net loss decreased by $(399,878) to $(616,906) for the year ended December 31, 2010, compared to $(1,050,064) in the prior year ended December 31, 2009. This decrease in net loss in the current year was the result of losses on settlement of debs not occurring during the current year while significant losses were realized during the prior year. Currently operating costs exceed revenue because sales are not yet sufficient to cover costs. We cannot assure when or if revenue will exceed operating costs.

LIQUIDITY AND CAPITAL RESOURCES

         We had net cash of $3,311 at December 31, 2010, as compared to $10,002 for the prior year ended December 31, 2009.

         During the year ended December 31, 2010, we used $(408,325) of cash for operating activities, as compared to $(144,779) for the prior year ended December 31, 2009. The increase of $(263,546) in cash used in operating activities was a result of increased payments for operating expenses and prepaid expenses that were partially offset by an increase in accrued expenses.

         Cash used in investing activities for the current year ended December 31, 2010, was $(5,366) to purchase equipment, as compared to cash provided of $1,347 from a return on investment in the prior year ended December 31, 2009.

         Cash provided by financing activities during the year ended December 31, 2010 was $407,000 as compared to $150,485 for the prior year ended December 31, 2009. Our capital needs have primarily been met from the proceeds of equity financing, shareholder loans, and to a lesser extent, sales.

         We will have additional capital requirements during 2011 necessary in order to complete research and development of working prototypes of our three-dimensional solar cells. We also expect that we will require additional capital in order to fabricate and market arrays of these 3-D solar cells. Although we cannot quantify these anticipated costs with specificity, we estimate that we will require approximately $700,000 in funding over the next 12 months of operations, split almost evenly between product development and a concerted marketing and sales efforts. We cannot assure that marketing and research and development costs in 2011 will not exceed or vary from those costs expected by management. We intend to meet our cash requirements through the sale of shares of our common stock. We cannot assure that we will be able to raise additional capital or obtain additional financing for our business.

         We cannot assure that we will have sufficient capital to finance our growth and business operations or that such capital will be available on terms that are favorable to us or at all. We are currently incurring operating deficits that are expected to continue for the foreseeable future.

GOING CONCERN QUALIFICATION

         We have incurred significant losses from operations, and such losses are expected to continue. Our auditors have included a "Going Concern Qualification" in their report for the year ended December 31, 2010. In addition, we have limited working capital. The foregoing raises substantial doubt about our ability to continue as a going concern. Management's plans include seeking additional capital. We cannot guarantee that additional capital will be available when and to the extent required, or that if available, it will be on terms acceptable to us. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The "Going Concern Qualification" may make it substantially more difficult to raise capital.

OFF-BALANCE SHEET ARRANGEMENTS

         We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA OF SOLAR3D, INC.
--------------------------------------------------------------------

                         SOLAR3D, INC. AND SUBSIDIARIES
                         (formerly Machinetalker, Inc.)
                          (A DEVELOPMENT STAGE COMPANY)

                        CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009


                                    CONTENTS


Reports of Independent Registered Public Accounting Firm .....................13

Consolidated Balance Sheets as of December 31, 2010 and 2009..................14

Consolidated Statements of Operations for the years ended
December 31, 2010 and 2009....................................................15

Consolidated  Statements of Changes in Shareholders' Deficit for
the years ended December 31, 2010 and 2009....................................16

Consolidated Statements of Cash Flows for the years ended
December 31, 2010 and 2009 ...................................................20

Notes to Consolidated Financial Statements ...................................21

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Shareholders
Solar3D, Inc. and Subsidiaries (formerly MachineTalker, Inc.)
(A Development Stage Company)
Santa Barbara, California

We have audited the accompanying consolidated balance sheets of Solar3D, Inc. and subsidiaries (formerly MachineTalker, Inc.) (A Development Stage Company) as of December 31, 2010 and 2009, and the related consolidated statements of operations, shareholders' deficit, and cash flows for the years then ended, and for the period from inception of the development stage on January 30, 2002 through December 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Solar3D, Inc. and subsidiaries (formerly MachineTalker, Inc.) (A Development Stage Company) as of December 31, 2010 and 2009, and the results of their operations and their cash flows for the years then ended and for the period from inception of the development stage on January 30, 2002 through December 31, 2010, in conformity with U.S. generally accepted accounting principles.

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

/s/ HJ Associates & Consultants, LLP

HJ Associates & Consultants, LLP
Salt Lake City, Utah
March 31, 2011

                                                SOLAR3D, INC. AND SUBSIDIARIES
                                                (formerly MACHINETALKER, INC.)
                                                 (A DEVELOPMENT STAGE COMPANY)
                                                  CONSOLIDATED BALANCE SHEETS


                                                                                       December 31, 2010   December 31, 2009
                                                                                       ------------------  -------------------

                                                             ASSETS

CURRENT ASSETS
  Cash                                                                                 $        3,311      $        10,002
  Prepaid expense                                                                              24,822                    -
                                                                                       ------------------  -------------------

        TOTAL CURRENT ASSETS                                                                   28,133               10,002
                                                                                       ------------------  -------------------

PROPERTY & EQUIPMENT, at cost
  Machinery & equipment                                                                        13,080               13,080
  Computer equipment                                                                           55,717               50,351
  Furniture & fixture                                                                           4,670                4,670
                                                                                       ------------------  -------------------
                                                                                               73,467               68,101
  Less accumulated depreciation                                                               (67,923)             (67,423)
                                                                                       ------------------  -------------------

        NET PROPERTY AND EQUIPMENT                                                              5,544                  678
                                                                                       ------------------  -------------------

OTHER ASSETS
  Security deposit                                                                              2,975                2,975
                                                                                       ------------------  -------------------

        TOTAL OTHER ASSETS                                                                      2,975                2,975
                                                                                       ------------------  -------------------

          TOTAL ASSETS                                                                 $       36,652      $        13,655
                                                                                       ==================  ===================

                                             LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts payable                                                                     $       13,444      $        45,582
  Accrued expenses                                                                            453,232              401,029
  Accrued interest, other                                                                      25,025               17,225
  Accrued interest, related parties                                                           107,074              110,041
  Convertible promissory note                                                                  65,000               65,000
  Notes payable, related parties                                                                    -               44,000
                                                                                       ------------------  -------------------

        TOTAL CURRENT LIABILITIES                                                             663,775              682,877
                                                                                       ------------------  -------------------



SHAREHOLDERS'  DEFICIT
  Common stock, $.001 par value;
  550,000,000 authorized shares;
  100,689,825 and 36,395,359 shares issued and outstanding, respectively                      100,689               36,395
  Additional paid in capital                                                                7,815,088            7,220,377
  Deficit accumulated  during the development stage                                        (8,542,900)          (7,925,994)
                                                                                       ------------------  -------------------

        TOTAL SHAREHOLDERS' DEFICIT                                                          (627,123)            (669,222)
                                                                                       ------------------  -------------------

          TOTAL LIABILITIES AND SHAREHOLDERS'  DEFICIT                                 $       36,652      $        13,655
                                                                                       ==================  ===================







                 The accompanying notes are an integral part of
                    these consolidated financial statements

                                         SOLAR3D, INC. AND SUBSIDIARIES
                                         (formerly MACHINETALKER, INC.)
                                          (A DEVELOPMENT STAGE COMPANY)
                                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                                From Inception
                                                                      Year Ended               January 30, 2002
                                                          -----------------------------------       through
                                                          December 31, 2010 December 31, 2009  December 31, 2010
                                                          ----------------- -----------------  -----------------

REVENUE                                                   $               - $          43,327  $       1,127,406

COST OF SERVICES                                                          -            41,607            496,177
                                                          ----------------- -----------------  -----------------

GROSS PROFIT                                                              -             1,720            631,229
                                                          ----------------- -----------------  -----------------

OPERATING EXPENSES
  Selling and marketing expenses                                          -             9,761          1,264,814
  General and administrative expenses                               571,895           451,188          3,653,091
  Research and development                                           36,042                 -          1,475,907
  Impairment loss                                                         -                 -          1,753,502
  Depreciation and amortization expense                                 500             8,848            120,247
                                                          ----------------- -----------------  -----------------

        TOTAL OPERATING EXPENSES                                    608,437           469,797          8,267,561
                                                          ----------------- -----------------  -----------------

LOSS FROM OPERATIONS                                               (608,437)         (468,077)        (7,636,332)
                                                          ----------------- -----------------  -----------------

OTHER INCOME/(EXPENSES) BEFORE PROVISION FOR INCOME TAXES
  Interest income                                                         -                 4             10,255
  Interest expense                                                   (8,469)          (16,038)          (269,684)
  Penalties                                                               -                 -               (155)
  Gain/(loss) on investment                                               -             1,347            (73,121)
  Loss on settlement of debt                                              -          (567,300)          (567,300)
  Gain/(loss) on sale of asset                                            -                 -               (963)
                                                          ----------------- -----------------  -----------------

        TOTAL OTHER INCOME/(EXPENSES)                                (8,469)         (581,987)          (900,968)
                                                          ----------------- -----------------  -----------------

LOSS BEFORE PROVISION FOR INCOME TAXES                             (616,906)       (1,050,064)        (8,537,300)

PROVISION FOR INCOME TAXES                                                -                 -             (5,600)
                                                          ----------------- -----------------  -----------------

NET LOSS                                                  $        (616,906)$      (1,050,064) $      (8,542,900)
                                                          ================= =================  =================


BASIC AND DILUTED LOSS PER SHARE                          $           (0.01)$           (0.04)
                                                          ================= =================

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
      BASIC AND DILUTED                                          70,364,029        26,974,667
                                                          ================= =================





                 The accompanying notes are an integral part of
                    these consolidated financial statements

                                                   SOLAR3D, INC. AND SUBSIDIARIES
                                                   (formerly MACHINETALKER, INC.)
                                                   (A DEVELOPMENT STAGE COMPANY)
                                          CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT
                                    FROM INCEPTION (JANUARY 30, 2002) THROUGH DECEMBER 31, 2010


                                                                                                            Accumulated
                                                                                                          Deficit During
                                                                            Common stock       Additional       the
                                                                       ----------------------    Paid-in    Development
                                                                          Shares      Amount     Capital       Stage        Total
                                                                       ------------ --------- ------------ ------------ -----------
Balance from original Issuance at January 30, 2002
($0.00425 per share) ($7,650 in cash and a patent at
fair value of $5,100)                                                     3,000,000 $   3,000 $      9,750 $          - $    12,750

Issuance of common stock in February and March 2002
(100,000 shares at $1.25 per share in cash)                                 100,000       100      124,900            -     125,000

Issuance of common stock in April 2002
(8,000 shares at $1.25 per share in cash)                                     8,000         8        9,992            -      10,000

Issuance of common stock in April 2002
 (8,000 shares as finders fees)                                               8,000         8           (8)           -           -

Issuance of common stock in May 2002
(56,000 shares at $1.25 per share in cash)                                   56,000        56       69,944            -      70,000

Issuance of common stock in May 2002
(8,000 shares as finders fees)                                                8,000         8           (8)           -           -

Issuance of common stock in June 2002
(20,000 shares at a price of $2.50 per share in cash)                        20,000        20       49,980            -      50,000

Net Loss for the year ended December 31, 2002                                     -         -            -     (852,600)   (852,600)
                                                                        ----------- ---------- ------------ ------------ -----------
Balance at December 31, 2002                                              3,200,000     3,200      264,550     (852,600)   (584,850)

Issuance of common stock in January 2003
 (420,916 ata price of $0.3041 per share in cash)                           420,916       421      127,579            -     128,000

Issuance of common stock in March 2003
 (32,884 at a price of $0.3041 per share in cash)                            32,884        33        9,967            -      10,000

Net Loss for the year ended December 31, 2003                                     -         -            -     (394,115)   (394,115)
                                                                        ----------- ---------- ------------ ------------ -----------
Balance, December 31, 2003                                                3,653,800     3,654      402,096   (1,246,715)   (840,965)

Issuance of common stock in January 2004
  (1,000 shares valued at $6,250 for services                                 1,000         1        6,249            -       6,250

Issuance of common stock in June 2004
  (640,000 shares at $0.625 per share in conversion debt)                   640,000       640      399,360            -     400,000

Issuance of common stock in June 2004
  (400,000 shares at $0.625 per share for services)                         400,000       400      249,600            -     250,000

Issuance of common stock in July
  through December 31, 2004 for cash                                        982,400       982      613,018            -     614,000

Net Loss for the year ended December 31, 2004                                     -         -            -     (573,454)   (573,454)
                                                                        ----------- ---------- ------------ ------------ -----------
Balance at December 31, 2004                                              5,677,200     5,677    1,670,323   (1,820,169)   (144,169)

Issuance of common stock in January 2005
  (548,800 shares at $0.625 per share for cash)                             548,800       549      342,451            -     343,000

Issuance of common stock in March 2005
  (12,000 shares at $0.50 per share for cash)                                12,000        12       29,988            -      30,000



                 The accompanying notes are an integral part of
                    these consolidated financial statements


                                                   SOLAR3D, INC. AND SUBSIDIARIES
                                                   (formerly MACHINETALKER, INC.)
                                                   (A DEVELOPMENT STAGE COMPANY)
                                          CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT
                                    FROM INCEPTION (JANUARY 30, 2002) THROUGH DECEMBER 31, 2010

                                                                                                            Accumulated
                                                                                                          Deficit During
                                                                            Common stock       Additional       the
                                                                       ----------------------    Paid-in    Development
                                                                          Shares      Amount     Capital       Stage        Total
                                                                       ------------ --------- ------------ ------------ -----------

Issuance of 152,680 warrants for services                                         -         -      129,550            -     129,550

Issuance of common stock in April 2005
  (12,000 shares at $2.50 per share for cash)                                12,000        12       29,988            -      30,000

Issuance of common stock in May 2005
  (10,682 shares at fair value for services)                                 10,682        10        8,058            -       8,068

Issuance of common stock in May 2005
  (58,000 shares at $2.50 per share for cash)                                58,000        58      144,942            -     145,000

Issuance of common stock in June 2005
  (42,000 shares at $2.50 per share for cash)                                42,000        42      104,958            -     105,000

Issuance of 10,400 warrants for services                                          -         -       23,400            -      23,400

Net Loss for the year ended December 31, 2005                                     -         -            -   (1,068,190) (1,068,190)
                                                                        ----------- ---------- ------------ ------------ -----------
Balance at December 31, 2005                                              6,360,682     6,360    2,483,658   (2,888,359)   (398,342)

Common stock warrants exercised in March 2006
   (12,600 common stock warrants exercised at $0.625)                        12,600        13        7,862            -       7,875

Private Placement in 2nd Qtr 2006
   (16,000 shares at $3.75 per share for cash)                               16,000        16       59,984            -      60,000

Stock Compensation Cost                                                           -         -       35,008            -      35,008

Common stock warrants exercised in August 2006
   (2,000 common stock warrants exercised at $0.625)                          2,000         2        1,248            -       1,250

Issuance of common stock in December 2006
   (6,286 shares issued at $1.75 for cash)                                    6,286         6       10,994            -      11,000

Investment in Sense Comm
   (24,000 common stock issued at $3.00 per share at FMV)                    24,000        24       71,976            -      72,000

Stock Compensation Cost                                                           -         -        4,847            -       4,847

Issuance of 24,800 warrants for services                                          -         -       46,861            -      46,861


Net Loss for the year ended December 31, 2006                                     -         -            -     (611,967)   (611,967)
                                                                        ----------- ---------- ------------ ------------ -----------
Balance at December 31, 2006                                              6,421,568     6,421    2,722,438   (3,500,326)   (771,468)

Common stock warrants exercised in January 2007
   (1,273 common stock warrants exercised for cash at $3.00)                  1,273         1        3,817            -       3,818

Issuance of common stock in January 2007
   (33,143  shares at $1.75 per share for cash)                              33,143        33       57,967            -      58,000

Issuance of common stock in February 2007
   (8,000 shares at $1.75 per share for cash)                                 8,000         8       13,992            -      14,000

Issuance of 24,000 warrants for services                                          -         -       49,487            -      49,487

Issuance of common stock in April 2007
   (32,000 shares at $1.75 per share for cash)                               32,000        32       55,968            -      56,000



                 The accompanying notes are an integral part of
                    these consolidated financial statements


                                                   SOLAR3D, INC. AND SUBSIDIARIES
                                                   (formerly MACHINETALKER, INC.)
                                                   (A DEVELOPMENT STAGE COMPANY)
                                          CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT
                                    FROM INCEPTION (JANUARY 30, 2002) THROUGH DECEMBER 31, 2010

                                                                                                            Accumulated
                                                                                                          Deficit During
                                                                            Common stock       Additional       the
                                                                       ----------------------    Paid-in    Development
                                                                          Shares      Amount     Capital       Stage        Total
                                                                       ------------ --------- ------------ ------------ -----------

Issuance of common stock in April 2007
   (1,530 shares at $2.50 per share for services)                             1,530         2        3,824            -       3,826

Exercise of stock options in June 2007
  (10,000 shares at $0.625 per share for cash)                               10,000        10        6,240            -       6,250

Conversion of note to common stock in June 2007
   (114,286 shares at $1.75 per share in conversion of debt)                114,286       114      199,886            -     200,000

Issuance of common stock in June 2007
   (16,000 shares at $1.25 per share for cash)                               16,000        16       19,984            -      20,000

Issuance of common stock in July 2007
   (61,600 shares at $1.25 per share for cash)                               61,600        62       76,938            -      77,000

Issuance of common stock in July 2007
   (120,000 shares at $2.00 per share for purchase of investment)           120,000       120      239,880            -     240,000

Issuance of common stock in August 2007
   (4,000 shares at $1.25 per share for cash)                                 4,000         4        4,996            -       5,000

Issuance of common stock in September 2007
   (19,200 shares at $1.25 per share for cash)                               19,200        19       23,981            -      24,000

Issuance of 8,333 warrants for services                                           -         -       12,345            -      12,345

Stock compensation cost                                                           -         -       17,092            -      17,092

Issuance of common stock in October 2007
   (40,000 shares at $1.25 per share for cash)                               40,000        40       49,960            -      50,000

Issuance of common stock in November 2007
   (3,425 shares at $1.50 per share for services)                             3,425         3        5,133            -       5,136

Issuance of common stock in December 2007
   (345,000 shares at $1.00 per share for license fees)                     345,000       345      344,655            -     345,000

Issuance of common stock in December 2007
   (1,515,000 shares at $1.00 per share for purchase of subsidiary)       1,515,000     1,515    1,513,485            -   1,515,000

Net Loss for the year ended December 31, 2007                                     -         -            -   (1,025,773) (1,025,773)
                                                                        ----------- ---------- ------------ ------------ -----------
Balance at December 31, 2007                                              8,746,025     8,745    5,422,068   (4,526,099)    904,714

Issuance of common stock in March 2008
   (2,649 shares at $1.25 per share for services)                             2,649         3        3,308            -       3,311

Issuance of common stock in July 2008
   (14,667 shares at $0.625 per share for services)                          14,667        15        9,153            -       9,168

Issuance of common stock in September 2008
   (60,000 shares at $0.175 per share for services)                          60,000        60       10,440            -      10,500

Stock compensation cost                                                           -         -       12,831            -      12,831

Issuance of common stock in September 2008
   (14,000 shares at $0.2275 per share for services)                         14,000        14        3,171            -       3,185



                 The accompanying notes are an integral part of
                    these consolidated financial statements



                                                   SOLAR3D, INC. AND SUBSIDIARIES
                                                   (formerly MACHINETALKER, INC.)
                                                   (A DEVELOPMENT STAGE COMPANY)
                                          CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT
                                    FROM INCEPTION (JANUARY 30, 2002) THROUGH DECEMBER 31, 2010

                                                                                                            Accumulated
                                                                                                          Deficit During
                                                                            Common stock       Additional       the
                                                                       ----------------------    Paid-in    Development
                                                                          Shares      Amount     Capital       Stage        Total
                                                                       ------------ --------- ------------ ------------ -----------

Contributed capital by shareholder                                                -         -      448,712            -     448,712

Net Loss for the year ended December 31, 2008                                     -         -            -   (2,349,831) (2,349,831)
                                                                        ----------- ---------- ------------ ------------ -----------
Balance at December 31, 2008                                              8,837,341     8,837    5,909,683   (6,875,930)   (957,410)

Issuance of common stock in April 2009
(1,240,000 shares at $0.1625 per share issued for services)               1,240,000     1,240      200,260            -     201,500

Issuance of common stock in May 2009
(18,648,018 shares at $0.0053625 per share issued for cash)              18,648,018    18,648       81,352            -     100,000

Issuance of common stock in May 2009
(350,000 shares at $0.1275 per share issued for services)                   350,000       350       44,275            -      44,625

Issuance of common stock in May 2009
(380,000 shares at $0.1275 per share issued for conversion of
 promissory note)                                                           380,000       380       48,070            -      48,450

Issuance of common stock in May 2009
(6,940,000 shares at $0.1275 per share issued for conversion of
 promissory note)                                                         6,940,000     6,940      877,910            -     884,850

Contributed capital by shareholder                                                -         -       58,827            -      58,827

Net Loss for the year ended December 31, 2009                                     -         -            -   (1,050,064) (1,050,064)
                                                                        ----------- ---------- ------------ ------------ -----------
Balance at December 31, 2009                                             36,395,359    36,395    7,220,377   (7,925,994)   (669,222)

Issuance of common stock in February 2010 for cash
(16,000,000 shares of common stock issued at $0.0125 per share)          16,000,000    16,000      184,000            -     200,000

Issuance of common stock in July 2010 for cash
(44,444,444 shares of common stock issued at $0.00225 per share)         44,444,444    44,444       55,556            -     100,000

Issuance of common stock in August 2010 for cash
(1,050,000 shares of common stock issued at $0.010476 per share)          1,050,000     1,050        9,950            -      11,000

Issuance of common stock in December 2010 for cash
(2,800,000 shares of common stock issued at $0.05 per share)              2,800,000     2,800      137,200            -     140,000

Rounding shares                                                                  22         -            -            -           -

Stock compensation cost                                                           -         -      208,005            -     208,005

Net loss for the year ended December 31, 2010                                     -         -            -     (616,906)   (616,906)
                                                                        ----------- ---------- ------------ ------------ -----------

Balance at December 31, 2010                                            100,689,825 $ 100,689  $ 7,815,088  $(8,542,900) $ (627,123)
                                                                        =========== ========== ============ ============ ===========


                 The accompanying notes are an integral part of
                    these consolidated financial statements

                                            SOLAR3D, INC. AND SUBSIDIARIES
                                            (formerly MACHINETALKER, INC.)
                                            (A Development Stage Company)
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                    From Inception
                                                                        Year Ended                 January 30, 2002
                                                            -------------------------------------       through
                                                            December 31, 2010   December 31, 2009  December 31, 2010
                                                            -----------------   -----------------  -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                $      (616,906)    $    (1,050,064)   $  (8,542,900)
    Adjustments to reconcile net loss to net cash
      used in operating activities
    Depreciation and amortization                                       500               8,848          120,247
    Issuance of common shares and warrants for  services                  -             166,625          727,713
    Issuance of common shares in conversion of debt                       -                   -          400,000
    (Gain)/loss on investment                                             -              (1,347)          73,121
    Stock Compensation Cost                                         208,005                   -          277,783
    Gain on sale of asset                                                 -                   -              963
    Impairment loss                                                       -                   -        1,753,502
    Loss on settlement of debt                                            -             567,300          567,300
   Changes in Assets and Liabilities
    (Increase) Decrease in:
    Inventory                                                             -              39,598                -
    Prepaid expenses                                                (24,822)                904          (24,822)
    Patents                                                               -                 656                -
    Deposits and other assets                                             -               5,000            2,025
    Increase (Decrease) in:
    Accounts payable                                                (32,138)             34,036           92,944
    Accrued expenses                                                 57,036             122,482          585,331
    Unearned revenue                                                      -             (38,817)               -
                                                            -----------------   -----------------  -----------------

        NET CASH USED IN OPERATING ACTIVITIES                      (408,325)           (144,779)      (3,966,793)
                                                            -----------------   -----------------  -----------------

NET CASH FLOWS USED IN INVESTING ACTIVITIES:
    Purchase of property and equipment                               (5,366)                  -          (79,120)
    Sale of asset                                                         -                   -            3,963
    Investment in companies                                               -               1,347           (6,121)
                                                            -----------------   -----------------  -----------------

        NET CASH PROVIDED (USED) IN INVESTING ACTIVITIES             (5,366)              1,347          (81,278)
                                                            -----------------   -----------------  -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable related parties                             -              47,000        1,127,342
  Proceeds from convertible promissory note                               -                   -          129,000
  Repayment of notes payable related party                          (44,000)             (3,000)        (137,000)
  Contributed capital by shareholder                                      -               6,485           19,197
  Proceeds from subsidiary                                                -                   -          300,000
  Proceeds from issuance of common stock                            451,000             100,000        2,605,193
                                                            -----------------   -----------------  -----------------

        NET CASH PROVIDED BY FINANCING ACTIVITIES                   407,000             150,485        4,043,732
                                                            -----------------   -----------------  -----------------

          NET INCREASE IN CASH                                       (6,691)              7,053           (4,339)


CASH, BEGINNING OF PERIOD                                            10,002               2,949            7,650
                                                            -----------------   -----------------  -----------------

CASH, END OF PERIOD                                         $         3,311     $        10,002    $       3,311
                                                            =================   =================  =================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Interest paid                                            $         3,536     $             -    $     137,484
                                                            =================   =================  =================
   Income taxes                                             $             -     $             -    $       5,600
                                                            =================   =================  =================

SUPPLEMENTAL SCHEDULE OF NON-CASH TRANSACTIONS
    During the year ended December 31, 2009, the Company issued  1,590,000  shares of common stock for services and accounts payable at a fair value of  $246,125;  7,320,000  shares of common  stock with a fair value of  $933,300  were issued in  conversion  of
    $366,000 in debt  resulting  in a $567,300  loss on  settlement  of debt.  Also, a  shareholder  forgave a loan in the amount of
    $52,342, and was recorded as additional paid in capital.

                 The accompanying notes are an integral part of
                    these consolidated financial statements

                          SOLAR3D, INC. AND SUBSIDIARY
                         (formerly MACHINETALKER, INC.)
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                           December 31, 2010 and 2009


1.   ORGANIZATION AND LINE OF BUSINESS

     ORGANIZATION
     Solar3D (formerly MachineTalker, Inc.) (the "Company") was incorporated in the state of Delaware on January 30, 2002. The Company, based in Santa
     Barbara, California, began operations on January 30, 2002. We were originally formed in January 2002 as MachineTalker, Inc. in order to pursue the development of new wireless process control technology. In September 2010, we shifted our engineering and research focus to developing a new means for generating solar-produced electrical power which we plan to patent and perfect for use in the manufacture of highly efficient solar cells. In July 2010, we changed our company name to Solar3D, Inc. in order to better reflect our new business plan.

     LINE OF BUSINESS
     The Company is currently in the stage of developing and marketing a new three-dimensional version of solar cell technology in order to maximize the conversion of sunlight into electricity. Conventional solar cells reflect a significant amount of incident sunlight losing much of the solar energy that could have produced additional electrical power. Inspired by light management techniques used in fiber optic devices, Solar3D is designing a new type of solar cell, one that utilizes a three-dimensional design to trap sunlight inside the photovoltaic structure where it is reflected multiple times until much more of the energy is absorbed into the solar cell material. We have applied for patent protection on what we believe to be a breakthrough design for the next generation in solar cell technology with increased efficiency and resulting in a lower cost per watt of electricity produced.

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

     DEVELOPMENT STAGE ACTIVITIES AND OPERATIONS
     The Company has been in its initial stages of formation and for the year ended December 31, 2010, had insignificant revenues. A development stage activity is one in which all efforts are devoted substantially to establishing a new business and even if planned principal operations have commenced, revenues are insignificant.

                          SOLAR3D, INC. AND SUBSIDIARY
                         (formerly MACHINETALKER, INC.)
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                           December 31, 2010 and 2009


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

     PROPERTY AND EQUIPMENT
     Property and equipment are stated at cost, and are depreciated using the straight line method over its estimated useful lives:

                Machinery & equipment               5 Years
                Furniture & fixtures              5-7 Years
                Computer equipment                3-5 Years

     Depreciation expense as of December 31, 2010 and 2009 was $500 and $8,848 respectively.

     FAIR VALUE OF FINANCIAL INSTRUMENTS
     Fair Value of Financial Instruments requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of December 31, 2010 and 2009, the amounts reported for cash, accounts receivable, accounts payable, accrued interest and other expenses, and notes payable approximate the fair value because of their short maturities.

     INVENTORY
     Inventories are stated at the lower of cost (first-in, first-out basis) or market, and consists of raw materials. There was no inventory for the years ended December 31, 2010 and 2009.

                          SOLAR3D, INC. AND SUBSIDIARY
                         (formerly MACHINETALKER, INC.)
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                           December 31, 2010 and 2009


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

     ADVERTISING
     The Company expenses  advertising costs as incurred.  Advertising costs for
     the  years  ended   December   31,  2010  and  2009  were  $5,472  and  $0,
     respectively.

     RESEARCH AND DEVELOPMENT COSTS
     Research and development costs are expensed as incurred. These costs consist primarily of salaries and direct payroll related costs. The costs for the years ended December 31, 2010 and 2009 were $36,042 and $0, respectively.

     LOSS PER SHARE CALCULATIONS
     Loss per Share dictates the calculation of basic earnings per share and diluted earnings per share. Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. No shares for employee options or warrants were used in the calculation of the loss per share as they were all anti-dilutive. The Company's diluted loss per share is the same as the basic loss per share for the years ended December 31, 2010 and 2009, as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss. A reconciliation of the numerators and denominators used in the computation of loss per share for the years ended December 31, 2010 and 2009 is as follows:

                                   2010             2009
                              -------------     --------------

        Numerators            $   (616,906)     $  (1,050,064)

        Denominators            70,364,029         26,974,667



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

                          SOLAR3D, INC. AND SUBSIDIARY
                         (formerly MACHINETALKER, INC.)
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                           December 31, 2010 and 2009

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

     RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
     Management reviewed accounting pronouncements issued during the three months ended December 31, 2010, and no pronouncements were adopted during the period.

3.   INCOME TAXES

     The Company files income tax returns in the U.S. Federal jurisdiction, and the state of California. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2008.

     Deferred income taxes have been provided by temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. To the extent allowed by GAAP, we provide valuation allowances against the deferred tax assets for amounts when the realization is uncertain. Included in the balances at December 31, 2010 and 2009, are no tax positions for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

     The Company's policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the periods ended December 31, 2010 and 2009, the Company did not recognize interest and penalties.

4.   DEFERRED TAX BENEFIT

     The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the year ended December 31, 2010 and 2009 due to the following:


                                                2010                2009
                                           ----------------   -----------------
Book Income                                $      (253,418)   $       (420,026)
Depreciation                                             -               1,373
Meals & Entertainment                                  105                  12
Related Party Accrual                                    -              45,162
Non deductible Impairment Expenses                       -              15,839
Stock for Services                                  83,202              66,650
Loss on Settlement of Debt                               -             226,920

Valuation Allowance                                170,111              64,070
                                           ----------------   -----------------

Income tax expense                         $             -    $              -
                                           ================   =================

                          SOLAR3D, INC. AND SUBSIDIARY
                         (formerly MACHINETALKER, INC.)
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                           December 31, 2010 and 2009


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

     Net deferred tax liabilities consist of the following components as of December 31, 2010 and 2009:


                                         2010             2009
                                     -------------    -------------
        Deferred tax assets:
          NOL carryover              $  1,811,794     $  1,687,962
          R & D                           128,369          125,695
          Contributions                       692              692
          Related party accruals          224,122          203,709
          Depreciation                          -            1,813

        Deferred tax liabilities:
          Depreciation                     (1,414)               -

        Less valuation allowance       (2,163,563)      (2,019,871)
                                     -------------    -------------
        Net deferred tax asset       $           -    $           -
                                     =============    =============

     Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry-forwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry-forwards may be limited as to use in future years.

5.   CAPITAL STOCK

     On August 5, 2010, the holders of a majority of the issued and outstanding shares of the Company's common stock approved a one-for-five reverse common stock split, and these financial statements have been adjusted for the effects of this reverse split.

     During the year ended December 31, 2010, the Company issued 16,000,000 shares of common stock at a price of $0.0125 per share for $200,000 in cash; 44,444,444 shares of common stock at a price of $0.00225 per share for $100,000 cash; 1,050,000 shares of common stock at a price of $0.010476 per share for cash; 2,800,000 shares of common stock at a price of $0.05 per share for $140,000 cash. During the year ended December 31, 2009, the Company effected a one for five reverse split of its common stock. Also, the Company issued 18,648,018 shares of common stock at a price of $0.0053625 per share for $11,000 cash; 1,590,000 shares of common stock for services and accounts payable at a fair value of $246,125; 7,320,000 shares of common stock at a fair value of $933,300 for the conversion of $366,000 in debt resulting in the recognition of a $567,300 loss on settlement of debt; the Company's President forgave a note payable of $52,342 and cash contributed during the period of $6,485 to contributed capital. The financial statements have been retroactively adjusted for the effects of the stock split.

                          SOLAR3D, INC. AND SUBSIDIARY
                         (formerly MACHINETALKER, INC.)
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                           December 31, 2010 and 2009

6.   STOCK OPTIONS AND WARRANTS

     During the year ended December 31, 2010, in consideration for services as a director of the Company, the Board of Directors issued to Mr. Nelson a nonqualified stock option to purchase up to 15,000,000 shares of the Company's common stock. The stock options were granted on July 22, 2010 and vest 1/36th per month commencing on a monthly basis for as long as he is an employee or consultant of the Company. The stock options are exercisable for a period of seven years from the date of grant at an exercise price of $0.05 per share. These share amounts and exercise price have been adjusted for the one for five reverse split of the Company's common stock.

                                                                2010
                                                          ----------------
        Risk free interest rate                                 2.38%
        Stock volatility factor                                 229%
        Weighted average expected option life                   7 years
        Expected dividend yield                                 None

     A summary of the Company's stock option activity and related information follows:
                                                   12/31/2010
                                           -----------------------------
                                                            Weighted
                                               Number        average
                                                 of         exercise
                                               Options        price
                                           -----------------------------
Outstanding, beginning of period                        -           $ -
Granted                                        15,000,000          0.05
Exercised                                               -             -
Expired                                                 -             -
Outstanding, end of period                     15,000 000        $ 0.05
                                           =============================
Exercisable at the end of period                2,083,333        $ 0.05
                                           =============================
Weighted average fair value of
  options granted during the period                              $ 0.05
                                                          ==============


     The stock-based compensation expense recognized in the statement of operations during the period ended December 31, 2010 is $208,005.

     WARRANTS
     A summary of the Company's warrant activity and related information follows:

                                                    2010                           2009
                                         ------------------------------------------------------------
                                                          Weighted                       Weighted
                                             Number        average          Number        average
                                               of         exercise            of         exercise
                                            Warrants        price          Warrants        price
                                         ------------------------------------------------------------
Outstanding, beginning of period                173,280  $       0.11          173,280   $      0.11
Granted                                               -             -                -             -
Exercised                                             -             -                -             -
Expired                                         (41,666)        (0.06)               -             -
Outstanding, end of period                      131,614  $       0.12          173,280   $      0.11
                                         =============================  =============================
Exercisable at the end of period                131,614  $       0.12          173,280   $      0.11
                                         =============================  =============================
Weighted average fair value of
  options granted during the period                      $          -                    $         -
                                                        ==============                 ==============

                          SOLAR3D, INC. AND SUBSIDIARY
                         (formerly MACHINETALKER, INC.)
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                           December 31, 2010 and 2009

6.   STOCK OPTIONS AND WARRANTS (Continued)

     WARRANTS (Continued)
     ---------
     At December 31, 2010, the weighted average remaining contractual life of warrants outstanding:


                                                                  Weighted
                                                                   Average
                                                                  Remaining
        Exercisable          Warrants            Warrants        Contractual
           Prices           Outstanding         Exercisable      Life (years)
     ------------------- ------------------ ------------------------------------
                 $ 0.12              7,614               7,614       0.75
                 $ 0.12            100,000             100,000       0.85
                 $ 0.12             20,000              20,000       1.00
                 $ 0.15              4,000               4,000       1.02
                         ------------------ -------------------
                                   131,614             131,614
                         ================== ===================


7.   CONVERTIBLE PROMISSORY NOTES

     During the year ended December 31, 2007, the Company entered into a two (2) year convertible promissory note that matured October 16, 2009. The principal amount of the note is $65,000, and bears interest at 12% per annum. The principal is convertible into shares of common stock at $0.25 per share. The Company is in default and the promissory note is due.

     During the year ended December 31, 2009, the Company received a loan of $37,000 from an investor. The loan bears interest at 6% per annum. The principal of $37,000 was paid in full during the year ended December 31, 2010.

8.   RENTAL LEASE

     The Company moved to a new facility on October 1, 2010 and leases its premises on a month-to-month basis. The rent expense for the years ended December 31, 2010 and 2009 amounted to $15,494 and $12,873, respectively for each year.

9.   RELATED PARTY TRANSACTIONS

     During the year ended December 31, 2009, the Company's President forgave a note payable of $52,342 and cash of $6,485 to contributed capital.

     During the year ended December 31, 2009, the Company's President loaned $7,000 to the Company for operating expenses. During prior years, the Company's President and Chief Executive officer loaned the Company $349,342. The note bore interest at 6% per annum. The outstanding principal balance of this loan was settled during the year ended December 31, 2009, through the issuance of 6,940,000 shares of common stock. No accrued interest was settled in this transaction. The balance of interest due as of December 31, 2010 and 2009 was $107,074 and $108,962, respectively.

     During the year ended December 31, 2009, an investor loaned the Company $37,000 for operating expenses. The note bears interest at 6% per annum, and is due and payable upon demand. This loan and all accrued interest were paid in full during the year ended December 31, 2010.

                          SOLAR3D, INC. AND SUBSIDIARY
                         (formerly MACHINETALKER, INC.)
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                           December 31, 2010 and 2009


10.  SUBSEQUENT EVENTS

     Management has evaluated subsequent events according to the requirements of ASC TOPIC 855, and has reported the following:

     During January and February, an investor loaned the Company $47,000 for operating expenses, which was repaid during the same period.

     As of March 2011, the Company issued 4,286,670 shares of common stock at prices of $0.05 and $0.075 per share for a total of $284,000 in cash.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
--------------------------------------------------------------------------------

         None.


ITEM 9A. CONTROLS AND PROCEDURES
--------------------------------

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

         We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

         Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. To address the material weaknesses, we performed additional analysis and other post-closing procedures in an effort to ensure our consolidated financial statements included in this annual report have been prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

         Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. Based on this assessment, management believes that, as of December 31, 2010, our internal control over financial reporting was effective based on those criteria. There have been no changes in internal control over financial reporting since December 31, 2010 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

NO ATTESTATION REPORT BY INDEPENDENT REGISTERED ACCOUNTANT

         The effectiveness of our internal control over financial reporting as of December 31, 2010 has not been audited by our independent registered public accounting firm by virtue of our exemption from such requirement as a smaller reporting company.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

         There have been no changes in our internal control over financial reporting through the date of this report or during the quarter ended December 31, 2010, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

CORRECTIVE ACTION

         Management plans to make future investments in the continuing education of our accounting and financial staff. Specifically, we plan to seek specific public company accounting training during 2011. Improvements in our disclosure controls and procedures and in our internal control over financial reporting will, however, depend on our ability to add additional financial personnel and independent directors to provide more internal checks and balances, and to provide qualified independence for our audit committee. We believe we will be able to commence achieving these goals once our sales and cash flow grow and our financial condition improves.


ITEM 9B. OTHER INFORMATION
--------------------------

         None.


                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
----------------------------------------------------------------

         The following table lists our executive officers and directors as of December 31, 2010:

NAME                      AGE   POSITION
-------------------       ---   ------------------------------------------------
Roland F. Bryan (1)       76    President,  Chief Financial Officer,  Secretary,
                                and Chairman of the Board of Directors

James B. Nelson           58    Chief Executive Officer and Director

Mark J. Richardson        56    Director

----------------
(1) Member of audit committee. Mr. Bryan is not an independent director and he may not qualify as a financial expert for the purposes of satisfying the requirements of the Securities and Exchange Commission that audit committees be comprised of independent directors, at least one of whom is a financial expert. Management believes that our small size and limited resources has so far hindered us from attracting a fourth director who can serve on the audit committee as an independent financial expert. Nevertheless, we will continue to seek such a candidate.

         ROLAND F. BRYAN has been the president and chairman of the board of directors of Solar3D since our inception in January 2002, the chief financial officer of Solar3D since November 2003, the secretary of Solar3D since May 2006, and the chief executive officer of Solar3D from inception to October 2010. For the six years prior to founding Solar3D, Mr. Bryan was self employed as an independent advisor to several high-tech companies on corporate organization, management, marketing and product development. Mr. Bryan's professional background is in the areas computer science research and process control through computer automation. During the last 25 years he has built up and sold several high-tech companies in the fields of telecommunications networking, military computer systems and commercial equipment for network access. In 1974, he founded Associated Computer Consultants, Inc., a company that implemented interconnections to the first packet network for many United States government agencies. In 1983, the name of the company was changed to Advanced Computer Communications, Inc. and continued to produce networking products for both military and commercial applications. Advanced Computer Communications made the Inc. 500 List of Fastest Growing Companies in 1984. In 1991, the company was split into two separate businesses, one to concentrate on military products, the other to concentrate on commercial products. Advanced Computer Communications was acquired by Ericsson in 1998 for $265 million. In September 1994, WIRED MAGAZINE honored Mr. Bryan and 18 others, as the "Creators of the Internet."

         Mr. Bryan's qualifications:

         o Leadership experience - Chairman of the board, founder and chief executive officer of Solar3D since our inception in January 2002.

         o        Finance  experience  - As  founder  and  president,  and chief financial officer, Mr. Bryan has supervised our financial management since our inception.
         o Industry experience - Mr. Bryan is the founder of Solar3D who has developed and implemented our business plan since inception.
         o Government experience - Mr. Bryan has secured a number of long-term government contracts for the provision of products and consulting engineering services to the U.S. military and other government agencies.
         o Technology and education experience - Mr. Bryan is an inventor of our proprietary MachineTalker technology and an advisor to the researchers involved in development of our new 3-D solar cell technology. Mr. Bryan holds a number of patents in computer science and communications technology.

         JAMES B. NELSON has been a director and chief executive officer of Solar3D since October 2010. Mr. James Nelson began his executive career 30 years ago at Bain and Company, a business strategy consulting firm, where he managed a team of consultants on four continents solving CEO-level programs for global companies. Prior to joining Solar3D, he spent 20 years working in the private equity industry as both a capital partner and operating CEO to portfolio companies. Mr. Nelson was a general partner at Peterson Partners (2007-2009) and at Millennial Capital Partners (1991-2010--previously known as Invest West Capital). In addition to his responsibilities in acquisition and divestiture, Mr. Nelson worked as an executive of a number of portfolio companies. He served as chief executive officer of Euro-Tek Store Fixture, LLC, chairman of the board of American Retail Interiors, chairman of the board and chief executive officer of Panelview Inc. and chairman of the board of Critical Power Exchange, as well as sitting on numerous boards both in and out of the private equity funds' portfolios. Prior to his years in private equity, Mr. Nelson served as Vice President of Marketing at Banana Republic/The Gap, where he managed company-wide marketing, as well as the initial international expansion of Banana Republic. He was also general manager for Banana Republic's highly profitable catalog division. He also served as Vice President of Marketing and Corporate Development at Saga Corporation, a multi-billion dollar food service company. Mr. Nelson received his MBA from Brigham Young University, where he graduated summa cum laude and was named the Outstanding Master of Business Administration Graduate.

         Mr. Nelson's qualifications:

         o Leadership experience - Chief executive officer since October 2010, and previously general partner at Peterson Partners (2007-2009) and at Millennial Capital Partners (1991-2010--previously known as Invest West Capital). He has also served as the chief executive officer of Euro-Tek Store Fixture, LLC and Panelview Inc.
         o Industry experience - Mr. Nelson has worked in the solar industry since October 2010.
         o Education experience - Mr. Nelson received his MBA from Brigham Young University, where he graduated summa cum laude and was named the Outstanding Master of Business Administration Graduate.

         MARK J. RICHARDSON has been a director of Solar3D since October 2008. Mr. Richardson has been a business lawyer since he graduated from the University of Michigan Law School in 1978. He practiced as an associate and partner in large law firms until 1993, when he established his own practice under the name Richardson & Associates. He has been the principal securities counsel on a variety of equity and debt placements for corporations, partnerships, and real estate companies. His practice includes public and private offerings, venture capital placements, debt restructuring, compliance with federal and state securities laws, representation of publicly traded companies, Nadsaq filings, corporate law, partnerships, joint ventures, mergers, asset acquisitions, and stock purchase agreements. As a partner in a major international law firm in the 1980's, Mr. Richardson participated in the leveraged buyout and recapitalization of a well known producer of animated programming for children, financed by Prudential Insurance and Bear Stearns, Inc. He was also instrumental in restructuring the public debentures of a real estate company without resorting to a bankruptcy proceeding. From 1986 to 1993 Mr. Richardson was a contributing author to State Limited Partnerships Laws - California Practice Guide, Prentice Hall Law and Business. Prior to receiving his juris doctor degree cum laude from the University of Michigan Law School in 1978, Mr. Richardson received a bachelor of science degree summa cum laude in Resource Economics from the University of Michigan School of Natural Resources in 1975, where he earned the Bankstrom Prize for academic excellence and achieved Phi Beta Kappa honors. Mr. Richardson is an active member of the Los Angeles County and California State Bar Associations, including the Section on Corporations, Business and Finance and the Section on Real Estate. Richardson & Associates is outside corporate legal counsel for Solar3D and certain of our affiliates.

         Mr. Richardson's qualifications:

         o Leadership experience - Established his own law practice under the name Richardson & Associates in 1993.
         o Industry experience - Mr. Richardson's practice includes public and private offerings, venture capital placements, debt restructuring, compliance with federal and state securities laws, representation of publicly traded companies, Nasdaq filings, corporate law, partnerships, joint ventures, mergers, asset acquisitions, and stock purchase agreements.
         o Education experience - Mr. Richardson received his juris doctor degree cum laude from the University of Michigan Law School in 1978 and a bachelor of science degree summa cum laude in Resource Economics from the University of Michigan School of Natural Resources in 1975, where he earned the Bankstrom Prize for academic excellence and achieved Phi Beta Kappa honors.

         No officer or director is required to make any specific amount or percentage of his business time available to us. Each of our officers intends to devote such amount of his or her time to our affairs as is required or deemed appropriate by us.

LIMITATION OF LIABILITY AND INDEMNIFICATION OF OFFICERS AND DIRECTORS

         Under   Delaware   General   Corporation   Law  and  our   articles  of
incorporation, our directors will have no personal liability to us or our stockholders for monetary damages incurred as the result of the breach or alleged breach by a director of his "duty of care." This provision does not apply to the directors' (i) acts or omissions that involve intentional misconduct or a knowing and culpable violation of law, (ii) acts or omissions that a director believes to be contrary to the best interests of the corporation or our shareholders or that involve the absence of good faith on the part of the director, (iii) approval of any transaction from which a director derives an improper personal benefit, (iv) acts or omissions that show a reckless disregard for the director's duty to the corporation or our shareholders in circumstances in which the director was aware, or should have been aware, in the ordinary course of performing a director's duties, of a risk of serious injury to the corporation or our shareholders, (v) acts or omissions that constituted an unexcused pattern of inattention that amounts to an abdication of the director's duty to the corporation or our shareholders, or (vi) approval of an unlawful dividend, distribution, stock repurchase or redemption. This provision would generally absolve directors of personal liability for negligence in the performance of duties, including gross negligence.

         The effect of this provision in our articles of incorporation is to eliminate the rights of Solar3D and our stockholders (through stockholder's derivative suits on behalf of Solar3D) to recover monetary damages against a director for breach of his fiduciary duty of care as a director (including breaches resulting from negligent or grossly negligent behavior) except in the situations described in clauses (i) through (vi) above. This provision does not limit nor eliminate the rights of Solar3D or any stockholder to seek non-monetary relief such as an injunction or rescission in the event of a breach of a director's duty of care. In addition, our Articles of Incorporation provide that if Delaware law is amended to authorize the future elimination or limitation of the liability of a director, then the liability of the directors will be eliminated or limited to the fullest extent permitted by the law, as amended. Delaware General Corporation Law grants corporations the right to indemnify their directors, officers, employees and agents in accordance with applicable law. Our bylaws provide for indemnification of such persons to the full extent allowable under applicable law. These provisions will not alter the liability of the directors under federal securities laws.

         We intend to enter into agreements to indemnify our directors and officers, in addition to the indemnification provided for in our bylaws. These agreements, among other things, indemnify our directors and officers for certain expenses (including attorneys' fees), judgments, fines, and settlement amounts incurred by any such person in any action or proceeding, including any action by or in the right of Solar3D, arising out of such person's services as a director or officer of Solar3D, any subsidiary of Solar3D or any other company or enterprise to which the person provides services at the request of Solar3D. We believe that these provisions and agreements are necessary to attract and retain qualified directors and officers.

         Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling Solar3D pursuant to the foregoing provisions, Solar3D has been informed that in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

BOARD COMMITTEES

         Our board of directors has appointed an audit committee. As of March 15, 2011, the sole member of the audit committee is Roland F. Bryan, who may not be considered to be independent as defined in Rule 4200 of Nasdaq's listing standards. The board of directors has adopted a written charter of the audit committee. The audit committee is authorized by the board of directors to review, with our independent accountants, our annual financial statements prior to publication, and to review the work of, and approve non-audit services performed by, such independent accountants. The audit committee will make annual recommendations to the board for the appointment of independent public accountants for the ensuing year. The audit committee will also review the effectiveness of the financial and accounting functions and our organization, operations and management. The audit committee was formed on February 8, 2005. The audit committee held one meeting during fiscal year ended December 31, 2010.

         Our board of directors does not have a compensation committee so all decisions with respect to management compensation are made by the whole board. Our board of directors does not have a nominating committee. Therefore, the selection of persons or election to the board of directors was neither independently made nor negotiated at arm's length.

REPORT OF THE AUDIT COMMITTEE

         Our audit committee has reviewed and discussed our audited financial statements for the fiscal year ended December 31, 2010 with senior management. The audit committee has also discussed with HJ Associates & Consultants, LLP, Certified Public Accountants, our independent auditors, the matters required to be discussed by the statement on Auditing Standards No. 61 (Communication with Audit Committees) and received the written disclosures and the letter from HJ required by Independence Standards Board Standard No. 1 (Independence Discussion with Audit Committees). The audit committee has discussed with HJ the independence of HJ as our auditors. Finally, in considering whether the independent auditors provision of non-audit services to us is compatible with the auditors' independence for HJ, our audit committee has recommended to the board of directors that our audited financial statements be included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 for filing with the United States Securities and Exchange Commission. Our audit committee did not submit a formal report regarding its findings.

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

CODE OF CONDUCT

         We have adopted a code of conduct that applies to all of our directors, officers and employees. The text of the code of conduct has been posted on Solar3D's internet website and can be viewed at www.Solar3D.com. Any waiver of the provisions of the code of conduct for executive officers and directors may be made only by the audit committee and, in the case of a waiver for members of the audit committee, by the board of directors. Any such waivers will be promptly disclosed to our shareholders.

COMPLIANCE WITH SECTION 16(A) OF EXCHANGE ACT

         Section 16(a) of the Exchange Act requires our officers and directors, and certain persons who own more than 10% of a registered class of our equity securities (collectively, "Reporting Persons"), to file reports of ownership and changes in ownership ("Section 16 Reports") with the Securities and Exchange

Commission. Reporting Persons are required by the SEC to furnish us with copies of all Section 16 Reports they file.

         Based solely on our review of the copies of such Section 16 Reports received by us, or written representations received from certain Reporting
Persons, all Section 16(a) filing requirements applicable to our Reporting Persons during and with respect to the fiscal year ended December 31, 2010 have been complied with on a timely basis.

ITEM 11. EXECUTIVE COMPENSATION
-------------------------------

COMPENSATION DISCUSSION AND ANALYSIS

         The following Compensation Discussion and Analysis describes the material elements of compensation for our executive officers identified in the Summary Compensation Table ("Named Executive Officers"), and executive officers that we may hire in the future. As more fully described below, our board of directors makes all decisions for the total direct compensation of our executive officers, including the Named Executive Officers. We do not have a compensation committee, so all decisions with respect to management compensation are made by the whole board.

COMPENSATION PROGRAM OBJECTIVES AND REWARDS

         Our compensation philosophy is based on the premise of attracting, retaining, and motivating exceptional leaders, setting high goals, working toward the common objectives of meeting the expectations of customers and stockholders, and rewarding outstanding performance. Following this philosophy, in determining executive compensation, we consider all relevant factors, such as the competition for talent, our desire to link pay with performance in the future, the use of equity to align executive interests with those of our stockholders, individual contributions, teamwork and performance, and each executive's total compensation package. We strive to accomplish these objectives by compensating all executives with total compensation packages consisting of a combination of competitive base salary and incentive compensation.

         While we have only hired one additional executive since inception because our business has not grown sufficiently to justify additional hires, we expect to grow and hire in the future. One of our Named Executive Officers has been with us for many years and his compensation has basically been static, based primarily on the level at which we can afford to retain him and his responsibilities and individual contributions. To date, we have not applied a formal compensation program to determine the compensation of the Named Executives Officers. In the future, as we and our management team expand, our board of directors expects to add independent members, form a compensation committee comprised of independent directors, and apply the compensation philosophy and policies described in this section of the 10K.

         The primary purpose of the compensation and benefits described below is to attract, retain, and motivate highly talented individuals when we do hire, who will engage in the behaviors necessary to enable us to succeed in our mission while upholding our values in a highly competitive marketplace. Different elements are designed to engender different behaviors, and the actual incentive amounts which may be awarded to each Named Executive Officer are subject to the annual review of the board of directors. The following is a brief description of the key elements of our planned executive compensation structure.

         o Base salary and benefits are designed to attract and retain employees over time.
         o Incentive compensation awards are designed to focus employees on the business objectives for a particular year.
         o Equity incentive awards, such as stock options and non-vested stock, focus executives' efforts on the behaviors within the recipients' control that they believe are designed to ensure our long-term success as reflected in increases to our stock prices over a period of several years, growth in our profitability and other elements.
         o        Severance   and  change  in  control  plans  are  designed  to
                  facilitate   a   company's   ability  to  attract  and  retain
                  executives as we compete for talented employees in a marketplace where such protections are commonly offered. We currently have not given separation benefits to any of our Name Executive Officers.

BENCHMARKING

         We have not yet adopted benchmarking but may do so in the future. When making compensation decisions, our board of directors may compare each element of compensation paid to our Named Executive Officers against a report showing comparable compensation metrics from a group that includes both publicly-traded and privately-held companies. Our board believes that while such peer group benchmarks are a point of reference for measurement, they are not necessarily a determining factor in setting executive compensation as each executive officer's compensation relative to the benchmark varies based on scope of responsibility and time in the position. We have not yet formally established our peer group for this purpose.

THE ELEMENTS OF SOLAR3D'S COMPENSATION PROGRAM

BASE SALARY

         Executive officer base salaries are based on job responsibilities and individual contribution. The board reviews the base salaries of our executive officers, including our Named Executive Officers, considering factors such as corporate progress toward achieving objectives (without reference to any specific performance-related targets) and individual performance experience and expertise. None of our Named Executive Officers have employment agreements with us. Additional factors reviewed by the board of directors in determining appropriate base salary levels and raises include subjective factors related to corporate and individual performance. For the year ended December 31, 2010, all executive officer base salary decisions were approved by the board of directors.

         Our board of directors determines base salaries for the Named Executive Officers at the beginning of each fiscal year, and the board proposes new base salary amounts, if appropriate, based on its evaluation of individual performance and expected future contributions. We do not have a 401(k) Plan, but if we adopt one in the future, base salary would be the only element of compensation that would be used in determining the amount of contributions permitted under the 401(k) Plan.

INCENTIVE COMPENSATION AWARDS

         The Named Executives have not been paid bonuses and our board of directors has not yet established a formal compensation policy for the determination of bonuses. If our revenue grows and bonuses become affordable and justifiable, we expect to use the following parameters in justifying and quantifying bonuses for our Named Executive Officers and other officers of Solar3D: (1) the growth in our revenue, (2) the growth in our earnings before interest, taxes, depreciation and amortization, as adjusted ("EBITDA"), and (3) our stock price. The board has not adopted specific performance goals and target bonus amounts for any of our fiscal years, but may do so in the future.

EQUITY INCENTIVE AWARDS

         Effective February 15, 2002, our board of directors adopted the MachineTalker, Inc. 2002 Stock Option Plan for Directors, Officers, Employees and Key Consultants (the "Plan") under which a total of 160,000 shares of our common stock (on a post reverse stock-split basis) have been reserved for issuance pursuant to the grant and exercise of up to 160,000 stock options (on a post reverse stock-split basis). The Plan has been approved by the holders of our outstanding shares. We believe that stock option awards motivate our employees to work to improve our business and stock price performance, thereby further linking the interests of our senior management and our stockholders. The board considers several factors in determining whether awards are granted to an executive officer, including those previously described, as well as the executive's position, his or her performance and responsibilities, and the amount of options, if any, currently held by the officer and their vesting schedule. Our policy prohibits backdating options or granting them retroactively.

BENEFITS AND PREREQUISITES

         At this stage of our business we have limited benefits and no prerequisites for our employees other than health insurance and vacation benefits that are generally comparable to those offered by other small private and public companies or as may be required by applicable state employment laws. We do not have a 401(k) Plan or any other retirement plan for our Named

Executive Officers. We may adopt these plans and confer other fringe benefits for our executive officers in the future if our business grows sufficiently to enable us to afford them.

SEPARATION AND CHANGE IN CONTROL ARRANGEMENTS

         We do not have any employment agreements with our Named Executive Officers or any other executive officer or employee of Solar3D. None of them are eligible for specific benefits or payments if their employment or engagement terminates in a separation or if there is a change of control.

EXECUTIVE OFFICER COMPENSATION

         The following table sets forth the total compensation paid in all forms to the executive officers and directors of Solar3D during the periods indicated:

                                            SUMMARY COMPENSATION TABLE
---------------------- ------- ------------ -------- ---------- --------------- ---------------- ------------- ----------
                                                                  Non-Equity     Non-Qualified
Name and                                                          Incentive        Deferred
Principal Position                                   Option          Plan        Compensation     All Other
(1)                    Year      Salary      Bonus    Awards     Compensation      Earnings      Compensation    Total
---------------------- ------- ------------ -------- ---------- --------------- ---------------- ------------- ----------
James B. Nelson,       2009            $0         0          0            0                0               0           $0
Chief Executive        2010       $50,000 (1)     0   $208,005            0                0               0     $258,005
Officer

Roland F. Bryan,       2009      $120,000 (2)     0          0            0                0               0     $120,000
President and Chief    2010      $ 90,000 (2)     0          0            0                0               0      $90,000
Financial Officer

Officers as a Group    2009      $120,000         0          0            0                0               0     $120,000
                       2010      $140,000         0   $208,005            0                0               0     $348,005

---------------------------
         (1)      Based on an annual salary of $200,000 per year.

         (2) Mr. Bryan deferred and accrued the entire amount of his salary in 2009 and $54,000 of his salary in 2010. Effective July 1, 2010, Mr. Bryan's annual salary decreased from $120,000 per year to $60,000 per year.

EMPLOYMENT AGREEMENTS

         We have not entered into any employment agreements with our executive officers to date. We may enter into employment agreements with them in the future.

OUTSTANDING EQUITY AWARDS

         The following table sets forth information with respect to unexercised stock options, stock that has not vested, and equity incentive plan awards held by our executive officers at December 31, 2010.

                                            OPTION AWARDS

--------------------------------------------------------------------------------------------------------------
                          Number of Securities     Number of Securities
                         Underlying Unexercised  Underlying Unexercised
                                Options                  Options             Option       Option Expiration
         Name                 Exercisable             Unexercisable      Exercise Price          Date
--------------------------------------------------------------------------------------------------------------
James B. Nelson,              2,083,335(1)             12,916,665             $0.05         July 22, 2017
Chief Executive Officer
--------------------------------------------------------------------------------------------------------------

--------------------
         (1) On July 22, 2010, Mr. Nelson received nonqualified stock options to purchase 15,000,000 shares of our common stock at an exercise price of $0.05 per share exercisable until July 22, 2017 in consideration for his services to us. These stock options vest 1/36th per month, commencing on August 21, 2010, on a monthly basis for as long as Mr. Nelson is an employee or consultant of Solar3D.

OPTION EXERCISES AND STOCK VESTED

         None of our executive officers exercised any stock options or acquired stock through vesting of an equity award during the fiscal year ended December 31, 2010.

DIRECTOR COMPENSATION

         No compensation was paid to our directors and no stock or option awards for directors were outstanding on December 31, 2010.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
--------------------------------------------------------------------------------

         The following table sets forth the names of our executive officers and directors and all persons known by us to beneficially own 5% or more of the issued and outstanding common stock of Solar3D at March 15, 2011. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage of ownership of that person, shares of common stock subject to options held by that person that are currently exercisable or become exercisable within 60 days of March 15, 2011 are deemed outstanding even if they have not actually been exercised. Those shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person. The percentage ownership of each beneficial owner is based on 104,416,495 outstanding shares of common stock. Except as otherwise listed below, the address of each person is c/o Solar3D, Inc., 6500 Hollister Avenue, Suite 130, Goleta, California 93117. Except as indicated, each person listed below has sole voting and investment power with respect to the shares set forth opposite such person's name as of March 15, 2011.

NAME, TITLE, AND ADDRESS OF STOCKHOLDER    NUMBER OF SHARES         PERCENTAGE
                                           BENEFICIALLY OWNED (1)    OWNERSHIP
----------------------------------------- ----------------------- -------------
Roland F. Bryan, President, Chief             15,722,495(2)             15.03%
Financial Officer, and Chairman

James B. Nelson, Chief Executive               3,750,000(3)              3.47%
Officer and Director

Mark J. Richardson, Director                   2,304,000                 2.20%
1453 Third Street Promenade, Suite 315
Santa Monica, California 90401

All Current Executive Officers as a           21,776,495                20.09%
   Group (Three Persons)

Cumorah Capital, Inc.                         26,695,950                25.79%

Pearl Innovations, LLC                        23,565,950                22.77%
-------------------------------
         (1) Except as pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned. The total number of issued and outstanding shares and the total number of shares owned by each person does not include unexercised warrants and stock options, and is calculated as of March 15, 2011.

         (2) Includes 940,000 shares owned by the Bryan Family Trust. Mr. Bryan holds an option to purchase 216,000 shares from two existing shareholders at $2.50 per share, after accounting for reverse stock splits.

         (3) Includes 3,750,000 shares which may be purchased pursuant to stock options that are exercisable within 60 days of March 15, 2011.

ITEM  13.  CERTAIN   RELATIONSHIPS  AND  RELATED   TRANSACTIONS,   AND  DIRECTOR
INDEPENDENCE
--------------------------------------------------------------------------------

         As of March 15, 2011, our sole member of the audit  committee is Roland
F. Bryan, who may not be considered to be independent as defined in Rule 4200 of the National Association of Securities Dealers' listing standards.


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
-----------------------------------------------

         HJ Associates & Consultants, LLP, Certified Public Accountants is our principal auditing accountant firm. HJ has provided other non-audit services to us. The audit committee approved the engagement of HJ before HJ rendered audit and non-audit services to us.

         Each year the independent auditor's retention to audit our financial statements, including the associated fee, is approved by the Board before the filing of the previous year's Annual Report on Form 10-K.

HJ FEES

                                              2010         2009
                                        ----------------------------

        Audit Fees(1)                        $23,500    $27,500(1)
        Audit Related Fees                        -0-        -0-
        Tax Fees(2)                              751      1,618(2)
        All Other Fees                            -0-        -0-
                                        ----------------------------
                                             $24,251    $29,118
                                        ============================
-------------------------------
         (1) Audit fees consist of fees for the audit of our financial statements and review of the financial statements included in our quarterly reports.

         (2)      Tax fees  consist  of fees  for the  preparation  of  original
                  federal   and  state   income   tax   returns   and  fees  for
                  miscellaneous tax consulting services.


PRE-APPROVAL POLICIES AND PROCEDURES OF AUDIT AND NON-AUDIT SERVICES OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

         The audit committee's policy is to pre-approve, typically at the beginning of our fiscal year, all audit and non-audit services, other than de minimis non-audit services, to be provided by an independent registered public accounting firm. These services may include, among others, audit services, audit-related services, tax services and other services and such services are generally subject to a specific budget. The independent registered public accounting firm and management are required to periodically report to the full board of directors regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval, and the fees for the services performed to date. As part of the board's review, the board will evaluate other known potential engagements of the independent auditor, including the scope of work proposed to be performed and the proposed fees, and approve or reject each service, taking into account whether the services are permissible under applicable law and the possible impact of each non-audit service on the independent auditor's independence from management. At audit committee meetings throughout the year, the auditor and management may present subsequent services for approval. Typically, these would be services such as due diligence for an acquisition, that would not have been known at the beginning of the year.

         The audit committee has considered the provision of non-audit services provided by our independent registered public accounting firm to be compatible with maintaining their independence. The audit committee will continue to approve all audit and permissible non-audit services provided by our independent registered public accounting firm.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
------------------------------------------------

EXHIBITS

Exhibit No.     Description
-----------     -------------------------------------------------------------------------------------------------------------------
   3.1          Certificate of Incorporation (1)
   3.2          Amendments to Certificate of Incorporation (1)
   3.3          Amendment to Certificate of Incorporation (7)
   3.4          Bylaws (1)
   4.1          Specimen Certificate for Common Stock (1)
   4.2          2002 Stock Option Plan (1)
   4.3          Form of Incentive Stock Option Agreement (1)
   4.4          Form of Non Qualified Stock Option Agreement (1)
   4.5          Form of Lock-Up  Agreement  entered into by us with Wings Fund, Inc., Roland F. Bryan, Mark
                J. Richardson, and Chris Outwater, dated as of May 2, 2009 (6)
   4.6          Stock Option Agreement with James B. Nelson (8)
   10.1         Lease Agreement by and between MachineTalker, Inc. and SecureCoin, Inc., dated August 20, 2003 (1)
   10.2         Agreement No. CA-00062 by and between MachineTalker, Inc. and Kellogg, Brown & Root Services, Inc., dated
                December 20, 2004 (2)
   10.3         Agreement by and between MachineTalker, Inc. and Science Applications International Corporation, dated
                July 1, 2004 (1)
   10.4         Acquisition Agreement for Wideband Detection Technologies, Inc. dated July 20, 2007 (4)
   10.5         Acquisition Agreement for Micro Wireless Technologies, Inc. dated December 28, 2007 (5)
   10.6         Stock Purchase Agreement with Wings Fund, Inc., a Nevada corporation, and Pearl Innovations, LLC, a Nevada limited liability company, dated as of May 5, 2009 (6)
   14.1         Code of Conduct (3)
   31.1         Section 302 Certification of Principal Executive Officer
   31.1         Section 302 Certification of Principal Accounting Officer
   32.1         Section 906 Certification of Principal Executive Officer
   32.2         Section 906 Certification of Principal Accounting Officer

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

         (4) Incorporated by reference to the Form 8K filed with the Securities and Exchange Commission dated July 20, 2007.

         (5) Incorporated by reference to the Form 8K filed with the Securities and Exchange Commission dated January 3, 2008.

         (6) Incorporated by reference to the Form 8K filed with the Securities and Exchange Commission dated May 13, 2009.

         (7) Incorporated by reference to the Form 10K filed with the Securities and Exchange Commission dated July 15, 2009.

         (8) Incorporated by reference to the Form 10K filed with the Securities and Exchange Commission dated October 4, 2010.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 31, 2011            SOLAR3D, INC.


                                 By: /s/ James B. Nelson
                                     ------------------------------------------
                                     James B. Nelson, Chief Executive
                                     Officer (Principal Executive Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By: /s/ James B. Nelson                                    Dated: March 31, 2011
    ------------------------------------------------------
    James B. Nelson, Director and Chief Executive Officer
    (Principal Executive Officer)


By: /s/ Roland F. Bryan                                    Dated: March 31, 2011
    ------------------------------------------------------
    Roland F. Bryan, Chairman of the Board, President, and
    Chief Financial Officer (Principal Accounting Officer)


By: /s/ Mark J. Richardson                                 Dated: March 31, 2011
    ------------------------------------------------------
    Mark J. Richardson, Director