Form 10-Q
period 2011-03-31
SOLAR3D, INC.
filed 2011-05-16
CIK 1172631

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES  EXCHANGE ACT
      OF 1934

      For the quarterly period ended March 31, 2011

                                       or

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
      OF 1934

     For the transition period from _______________ to ______________


Commission File Number 000-49805

                                  SOLAR3D, INC.
                   -----------------------------------------
                       (Name of registrant in its charter)

                DELAWARE                               01-05922991
   -----------------------------------    --------------------------------------
     (State or other jurisdiction of       (I.R.S. Employer Identification No.)
      incorporation or organization)

           6500 HOLLISTER AVENUE, SUITE 130 , GOLETA, CALIFORNIA 93117
   --------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                    Issuer's telephone Number: (805) 690-9000

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

     The number of shares of registrant's common stock outstanding as of March 31, 2011 was 105,309,829


                                                   TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

ITEM 1.         CONSOLIDATED ...................................................................................... 1

                   Consolidated Balance Sheets at March 31, 2011 (Unaudited) and December 31, 2010................. 2

                   Consolidated Statements of Operations for the Three Months Ended
                   March 31, 2011 and March 31, 2010 (Unaudited)................................................... 3

                   Consolidated Statement of Shareholders' Deficit at March 31, 2011 (Unaudited)................... 4

                   Consolidated Statements of Cash Flows for the Three Months Ended
                   March 31, 2011 and March 31, 2010 (Unaudited)................................................... 5

                   Notes to the Consolidated Financial Statements (Unaudited)...................................... 6

ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS..............11

ITEM 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ........................................12

ITEM 4.         CONTROLS AND PROCEDURES............................................................................12

PART II - OTHER INFORMATION

ITEM 1.         Legal Proceedings..................................................................................13

ITEM 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS........................................13

ITEM 3.         DEFAULTS UPON SENIOR SECURITIES....................................................................13

ITEM 4.         (REMOVED AND RESERVED).............................................................................13

ITEM 5.         OTHER INFORMATION..................................................................................13

ITEM 6.         EXHIBITS...........................................................................................13

SIGNATURES.........................................................................................................14

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.
-----------------------------

                                                     SOLAR3D, INC.
                                             (A Development Stage Company)
                                              CONSOLIDATED BALANCE SHEETS


                                                                                 March 31, 2011     December 31, 2010
                                                                                ------------------  -------------------
                                                                                   (Unaudited)
                                                         ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                                     $         120,702   $            3,311
  Prepaid expense                                                                          18,822               24,822
                                                                                ------------------  -------------------

        TOTAL CURRENT ASSETS                                                              139,524               28,133
                                                                                ------------------  -------------------

PROPERTY & EQUIPMENT, at cost
  Machinery & equipment                                                                    13,080               13,080
  Computer equipment                                                                       55,717               55,717
  Furniture & fixture                                                                       4,670                4,670
                                                                                ------------------  -------------------
                                                                                           73,467               73,467
  Less accumulated depreciation                                                           (68,494)             (67,923)
                                                                                ------------------  -------------------

        NET PROPERTY AND EQUIPMENT                                                          4,973                5,544
                                                                                ------------------  -------------------

OTHER ASSETS
  Security deposit                                                                          2,975                2,975
                                                                                ------------------  -------------------

        TOTAL OTHER ASSETS                                                                  2,975                2,975
                                                                                ------------------  -------------------

          TOTAL ASSETS                                                          $         147,472   $           36,652
                                                                                ==================  ===================

                                          LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts payable                                                              $          17,573   $           13,444
  Accrued expenses                                                                        461,365              453,232
  Accrued interest, other                                                                  26,975               25,025
  Accrued interest, related parties                                                       107,074              107,074
  Convertible promissory note                                                              65,000               65,000
                                                                                ------------------  -------------------

        TOTAL CURRENT LIABILITIES                                                         677,987              663,775
                                                                                ------------------  -------------------



SHAREHOLDERS' DEFICIT
  Common stock, $.001 par value;
  550,000,000 authorized shares;
  105,309,829 and 100,689,825 shares issued and outstanding, respectively                 105,309              100,689
  Additional paid in capital                                                            8,244,271            7,815,088
  Deficit accumulated  during the development stage                                    (8,880,095)          (8,542,900)
                                                                                ------------------  -------------------

        TOTAL SHAREHOLDERS' DEFICIT                                                      (530,515)            (627,123)
                                                                                ------------------  -------------------

          TOTAL LIABILITIES AND SHAREHOLDERS'  DEFICIT                          $         147,472   $           36,652
                                                                                ==================  ===================

              The accompanying notes are an integral part of these
                        consolidated financial statements

                                               SOLAR3D, INC.
                                       (A Development Stage Company)
                                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                                (Unaudited)

                                                                                            From Inception
                                                                                            January 30,2002
                                                                  Three Months Ended            through
                                                             March 31, 2011  March 31, 2010  March 31, 2011
                                                             -------------   -------------   --------------

REVENUE                                                      $          -    $          -    $  1,127,406

COST OF SERVICES                                                        -               -         496,177
                                                             -------------   -------------   --------------

GROSS PROFIT                                                            -               -         631,229
                                                             -------------   -------------   --------------

OPERATING EXPENSES
  Selling, General and administrative expenses                    313,232          47,308       5,231,137
  Research and development                                         15,299           1,580       1,491,206
  Impairment loss                                                       -               -       1,753,502
  Depreciation and amortization expense                             6,571             117         126,818
                                                             -------------   -------------   --------------

        TOTAL OPERATING EXPENSES                                  335,102          49,005       8,602,663
                                                             -------------   -------------   --------------

LOSS FROM OPERATIONS                                             (335,102)        (49,005)     (7,971,434)
                                                             -------------   -------------   --------------

OTHER INCOME/(EXPENSES) BEFORE PROVISION FOR INCOME TAXES
  Interest income                                                       -               1          10,255
  Interest expense                                                 (2,093)         (2,518)       (271,777)
  Penalties                                                             -               -            (155)
  Gain/(loss) on investment                                             -               -         (73,121)
  Loss on settlement of debt                                            -               -        (567,300)
  Gain/(loss) on sale of asset                                          -               -            (963)
                                                             -------------   -------------   --------------
        TOTAL OTHER INCOME/(EXPENSES)                              (2,093)         (2,517)       (903,061)
                                                             -------------   -------------   --------------

LOSS BEFORE PROVISION FOR INCOME TAXES                           (337,195)        (51,522)     (8,874,495)

PROVISION FOR INCOME TAXES                                              -               -          (5,600)
                                                             -------------   -------------   --------------

NET LOSS                                                     $   (337,195)   $    (51,522)   $ (8,880,095)
                                                             =============   =============   ==============


BASIC AND DILUTED LOSS PER SHARE                             $      (0.00)   $      (0.00)
                                                             =============   =============

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
  BASIC AND DILUTED                                           102,497,253      44,928,692
                                                             =============   =============



              The accompanying notes are an integral part of these
                        consolidated financial statements

                                                           SOLAR3D, INC.
                                                   (A Development Stage Company)
                                          CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT
                                             FOR THE THREE MONTHS ENDED MARCH 31, 2011



                                                                                                       Accumulated
                                                                                                      Deficit During
                                                                    Common stock          Additional       the
                                                                ----------------------     Paid-in      Development
                                                                 Shares        Amount      Capital         Stage         Total
                                                                -----------   ---------   -----------   ------------   -----------
Balance at December 31, 2010                                    100,689,825   $ 100,689   $ 7,815,088   $(8,542,900)   $ (627,123)

Issuance of common stock in January for cash
(1,500,000 issued at $0.05 per share) (unaudited)                 1,500,000       1,500        73,500              -       75,000

Issuance of common stock in February for cash
(670,000 issued at $0.08 per share) (unaudited)                     670,000         670        49,580              -       50,250

Issuance of common stock in March for cash
(2,450,004 issued at $0.08 per share) (unaudited)                 2,450,004       2,450       181,300              -      183,750

Stock compensation cost (unaudited)                                       -           -       124,803              -      124,803

Net loss for the three months ended March 31, 2011 (unaudited)            -           -             -       (337,195)    (337,195)
                                                                ------------  ---------   -----------   -------------  -----------

Balance at March 31, 2011 (unaudited)                           105,309,829   $ 105,309   $ 8,244,271   $ (8,880,095)  $ (530,515)
                                                                ============  =========   ===========   =============  ===========





























              The accompanying notes are an integral part of these
                        consolidated financial statements


                                                      SOLAR3D, INC.
                                              (A Development Stage Company)
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       (Unaudited)

                                                                                                         From Inception
                                                                                                        January 30, 2002
                                                                             Three Months Ended             through
                                                                      March 31, 2011    March 31, 2010   March 31, 2011
                                                                      ---------------   --------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                          $     (337,195)   $     (51,522)   $  (8,880,095)
    Adjustments to reconcile net loss to net cash
      used in operating activities
    Depreciation and amortization                                                571              117          120,818
    Issuance of common shares and warrants for  services                           -                -          727,713
    Issuance of common shares in conversion of debt                                -                -          400,000
    (Gain)/loss on investment                                                      -                -           73,121
    Stock Compensation Cost                                                  124,803                -          402,586
    Gain on sale of asset                                                          -                -              963
    Impairment loss                                                                -                -        1,753,502
    Loss on settlement of debt                                                     -                -          567,300
    Changes in Assets and Liabilities
    (Increase) Decrease in:
    Prepaid expenses                                                           6,000                -          (18,822)
    Deposits and other assets                                                      -                -            2,025
    Increase (Decrease) in:
    Accounts payable                                                           4,129          (25,319)          97,073
    Accrued expenses                                                          10,083           27,185          595,414
                                                                      ---------------   --------------   --------------

        NET CASH USED IN OPERATING ACTIVITIES                               (191,609)         (49,539)      (4,158,402)
                                                                      ---------------   --------------   --------------

NET CASH FLOWS USED IN INVESTING ACTIVITIES:
    Purchase of property and equipment                                             -                -          (79,120)
    Sale of asset                                                                  -                -            3,963
    Investment in companies                                                        -                -           (6,121)
                                                                      ---------------   --------------   --------------

        NET CASH USED IN INVESTING ACTIVITIES                                      -                -          (81,278)
                                                                      ---------------   --------------   --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from notes payable related parties                               47,000                -        1,174,342
    Proceeds from convertible promissory note                                                       -          129,000
    Repayment of notes payable related party                                 (47,000)         (44,000)        (184,000)
    Contributed capital by shareholder                                             -                -           19,197
    Proceeds from subsidiary                                                       -                -          300,000
    Proceeds from issuance of common stock                                   309,000          200,000        2,914,193
                                                                      ---------------   --------------   --------------

        NET CASH PROVIDED BY FINANCING ACTIVITIES                            309,000          156,000        4,352,732
                                                                      ---------------   --------------   --------------

          NET INCREASE IN CASH                                               117,391          106,461          113,052


CASH, BEGINNING OF PERIOD                                                      3,311           10,002            7,650
                                                                      ---------------   --------------   --------------

CASH, END OF PERIOD                                                   $      120,702    $     116,463    $     120,702
                                                                      ===============   ==============   ==============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Interest paid                                                      $          134    $           -    $     137,618
                                                                      ===============   ==============   ==============
   Income taxes                                                       $            -    $           -    $       5,600
                                                                      ===============   ==============   ==============

              The accompanying notes are an integral part of these
                        consolidated financial statements

                                  SOLAR3D, INC.
                          (A Development Stage Company)
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
                                 MARCH 31, 2011



1.   BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 2010.

     GOING CONCERN
     The accompanying consolidated financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying consolidated financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company does not generate significant revenue, and has negative cash flows from operations, which raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, an additional cash infusion. The Company has obtained funds from its shareholders since its inception through March 31, 2011. It is Management's plan to generate additional working capital from investors, and then continue to pursue its business plan and purposes.

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

     DEVELOPMENT STAGE ACTIVITIES AND OPERATIONS
     The Company has been in its initial stages of formation and for the three months ended March 31, 2011, had insignificant revenues. A development stage activity is one in which all efforts are devoted substantially to establishing a new business and even if planned principal operations have commenced, revenues are insignificant.

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

                                  SOLAR3D, INC.
                          (A Development Stage Company)
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
                                 MARCH 31, 2011

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

     LOSS PER SHARE CALCULATIONS
     Loss per Share dictates the calculation of basic earnings per share and diluted earnings per share. Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. No shares for employee options or warrants were used in the calculation of the loss per share as they were all anti-dilutive. The Company's diluted loss per share is the same as the basic loss per share for the three months ended March 31, 2011 and 2010 as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss.

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

     RECLASSIFICATION OF EXPENSES
     Certain expenses for the period ended March 31, 2010 were reclassified to conform to the expenses for the period ended March 31, 2011.


3.   CAPITAL STOCK AND WARRANTS

     During the three months ended March 31, 2011, the Company issued 4,620,004 shares of common stock at prices between $0.05 and $0.075 per share for $309,000 in cash. During the three months ended March 31, 2010, the Company issued 16,000,000 shares of common stock at a price of $0.0125 for $200,000 in cash.

                                  SOLAR3D, INC.
                          (A Development Stage Company)
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
                                 MARCH 31, 2011


4.   STOCK OPTIONS AND WARRANTS

     During the year ended December 31, 2010, in consideration for services as a director of the Company, the Board of Directors issued to Mr. Nelson a nonqualified stock option to purchase up to 15,000,000 shares of the Company's common stock. The stock options were granted on July 22, 2010 and vest 1/36th per month on a monthly basis commencing on August 21, 2010 for as long as he is an employee or consultant of the Company. The stock options are exercisable for a period of seven years from the date of grant at an exercise price of $0.05 per share, as adjusted for the five for one reverse split of the Company's common stock. The Company determined the fair market value of these options by using the Black Scholes option valuation model with the following significant assumptions:


                                                               3/31/2011
                                                           -----------------
        Risk free interest rate                                 2.38%
        Stock volatility factor                                 229%
        Weighted average expected option life                   7 years
        Expected dividend yield                                 None


     A summary of the Company's stock option activity and related information follows:


                                                        3/31/2011
                                             --------------------------------
                                                                 Weighted
                                                  Number          average
                                                    of           exercise
                                                  Options          price
                                             --------------------------------
        Outstanding, beginning of period            15,000,000   $      0.05
        Granted                                              -             -
        Exercised                                            -             -
        Expired                                              -             -
                                             --------------------------------
        Outstanding, end of period                  15,000,000   $      0.05
                                             ================================
        Exercisable at the end of period             3,333,333   $      0.05
                                             ================================
        Weighted average fair value of
          options granted during the period                      $         -
                                                                 ============


     The stock-based compensation expense recognized in the statement of operations during the period ended March 31, 2011 is $124,803.

     WARRANTS

     The stock-based compensation expense recognized in the statement of operations during the three month periods ended March 31, 2011and 2010, were $124,803 and $0, respectively.


5.   SUBSEQUENT EVENTS

     Management has evaluated subsequent events according to the requirements of ASC TOPIC 855 and has determined there are no subsequent events to be reported.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2011 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2010

REVENUE AND COST OF SALES

         For the three months ended March 31, 2011 and 2010, the Company had no revenue or cost of sales and is in its development stage.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

         Selling, general, and administrative ("SG&A") expenses increased by $265,924 to $313,232 for the three months ended March 31, 2011 compared to $47,308 for the three months ended March 31, 2010. SG&A expenses increased due to increases in non-cash stock compensation cost of $124,803, and overall operating expenses, including marketing services of $41,409, and salaries of $52,833.

RESEARCH AND DEVELOPMENT

         Research and development ("R&D") costs increased by $13,719 to $15,299 for the three months ended March 31, 2011 compared to $1,580 for the three months ended March 31, 2010. This increase in R&D costs was the result of an increase in consulting fees due to a change in focus of our technology.

NET LOSS

         Net loss increased by $(285,673) to $(337,195) for the three months ended March 31, 2011, compared to $(51,522) for the three months ended March 31, 2010. The increase in net loss was the result of an increase in operating expenses as above mentioned. Currently operating costs exceed revenue because sales are not yet significant. We cannot assure when or if revenue will exceed operating costs.

LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 2011, we had a working capital deficit of $(538,463) as compared to $(635,642) at December 31, 2010. This decrease in working capital deficit of $(97,179) was due primarily to an increase in cash from investors.

         Cash flow used in operating activities was $(191,609) for the three months ended March 31, 2011, as compared to cash used of $(49,539) for the three months ended March 31, 2010. This increase of cash used in operating activities of $(142,070) was primarily attributable to the increase in net loss of $285,673, plus the payment of accounts payable, accrued expenses, and prepaid expenses.

         Cash provided from financing activities during the three months ended March 31, 2011 was $309,000 as compared to cash provided of $156,000 for the three months ended March 31, 2010. The increase of $153,000 was primarily due to an increase in equity financing.

OFF-BALANCE SHEET ARRANGEMENTS

         We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity, or capital expenditures.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
-------------------------------------------------------------------

         Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES
-------------------------------

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

         We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

         Our management, under the direction of our Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2011. As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting. Based on this evaluation our management, including our Chief Executive Officer and Principal Financial Officer, has concluded that our disclosure controls and procedures were effective as of March 31, 2011

INTERNAL CONTROL OVER FINANCIAL REPORTING

         The Company's Chief Executive Officer and Principal Financial Officer are responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

         There were no changes in the Company's internal control over financial reporting identified in connection with the evaluation of it that occurred during the three month period ended March 31, 2011 that materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.
--------------------------

         None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
--------------------------------------------------------------------

         In addition to the sales of equity reported by us on Form 8K during three month period ended March 31, 2011, we issued a total of 4,620,004 shares of common stock at prices between $0.05 and $0.075 per share for $309,000 in cash, pursuant to the private placement exemption available under Rule 506 of Regulation D of the Securities Act of 1933, as amended. The proceeds from the sale of these shares are being used for general working capital.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
----------------------------------------

         None.

ITEM 4. (REMOVED AND RESERVED).
-------------------------------


ITEM 5. OTHER INFORMATION.
--------------------------

         None.

ITEM 6. EXHIBITS.
-----------------

         EXHIBIT       DESCRIPTION
         -------       ---------------------------------------------------------
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


                               SOLAR3D, INC.


Dated: May 16, 2011            By:  /s/James B. Nelson
                                    --------------------------------------------
                                    James B. Nelson,
                                    Director and Chief Executive Officer
                                    (Principal Executive Officer)


Dated: May 16, 2011            By:  /s/Roland F. Bryan
                                    --------------------------------------------
                                    Roland F. Bryan, Chairman of the Board,
                                    President, and Chief Financial Officer
                                    (Principal Financial Officer)