Form 10-Q
period 2011-06-30
SOLAR3D, INC.
filed 2011-08-15
CIK 1172631

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011
or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ______________

Commission File Number 000-49805

SOLAR3D, INC.
(Name of registrant in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	01-05922991 (I.R.S. Employer Identification No.)

6500 Hollister Avenue, Suite 130 , Goleta, California 93117
(Address of principal executive offices) (Zip Code)

Issuer’s telephone Number: (805) 690-9000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	☒	No	☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes	☒	No	☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

The number of shares of registrant’s common stock outstanding as of July 15, 2011 was 111,490,997

PART I – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

SOLAR3D, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	June 30, 2011	December 31, 2010
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$59,880	$3,311
Prepaid expense	12,822	24,822

TOTAL CURRENT ASSETS	72,702	28,133

PROPERTY & EQUIPMENT, at cost
Machinery & equipment	13,080	13,080
Computer equipment	56,887	55,717
Furniture & fixture	4,670	4,670
	74,637	73,467
Less accumulated depreciation	(68,604)	(67,923)

NET PROPERTY AND EQUIPMENT	6,033	5,544

OTHER ASSETS
Security deposit	2,975	2,975

TOTAL OTHER ASSETS	2,975	2,975

TOTAL ASSETS	$81,710	$36,652

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$1,919	$13,444
Accrued expenses	-	453,232
Accrued interest, other	-	25,025
Accrued interest, related parties	-	107,074
Convertible promissory note	-	65,000

TOTAL CURRENT LIABILITIES	1,919	663,775

SHAREHOLDERS' EQUITY/(DEFICIT)
Common stock, $.001 par value; 550,000,000 authorized shares; 110,824,330 and 100,689,829 shares issued and outstanding, respectively	110,824	100,689
Additional paid in capital	9,234,322	7,815,088
Common stock subscription receivable	(10,000)	-
Deficit accumulated during the development stage	(9,255,355)	(8,542,900)

TOTAL SHAREHOLDERS' EQUITY/(DEFICIT)	79,791	(627,123)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY/(DEFICIT)	$81,710	$36,652

The accompanying notes are an integral part of these consolidated financial statements.

SOLAR3D, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

					From Inception
					January 30,2002
	Three Months Ended		Six Months Ended		through
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010	June 30, 2011

REVENUE	$-	$-	$-	$-	$1,127,406

COST OF SERVICES	-	-	-	-	496,177

GROSS PROFIT	-	-	-	-	631,229

OPERATING EXPENSES
Selling, General and administrative expenses	302,128	68,236	615,360	115,544	5,533,265
Research and development	27,033	800	48,333	2,380	1,524,240
Impairment loss	-	-	-	-	1,753,502
Depreciation and amortization expense	110	117	681	234	120,928

TOTAL OPERATING EXPENSES	329,271	69,153	664,374	118,158	8,931,935

LOSS FROM OPERATIONS	(329,271)	(69,153)	(664,374)	(118,158)	(8,300,706)

OTHER INCOME/(EXPENSES) BEFORE PROVISION FOR INCOME TAXES
Interest income	-	-	-	1	10,255
Interest expense	-	(1,950)	(2,093)	(4,468)	(271,777)
Penalties	-	-	-	-	(155)
Gain/(loss) on investment	-	-	-	-	(73,121)
Loss on settlement of debt	(45,988)	-	(45,988)	-	(613,288)
Gain/(loss) on sale of asset	-	-	-	-	(963)
TOTAL OTHER INCOME/(EXPENSES)	(45,988)	(1,950)	(48,081)	(4,467)	(949,049)

LOSS BEFORE PROVISION FOR INCOME TAXES	(375,259)	(71,103)	(712,455)	(122,625)	(9,249,755)

PROVISION FOR INCOME TAXES	-	-	-	-	(5,600)

NET LOSS	$(375,259)	$(71,103)	$(712,455)	$(122,625)	$(9,255,355)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)	$(0.01)	$(0.00)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC AND DILUTED	107,239,373	52,395,359	104,901,385	48,682,652

The accompanying notes are an integral part of these consolidated financial statements.

SOLAR3D, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			From Inception
			January 30, 2002
	Six Months Ended		through
	June 30, 2011	June 30, 2010	June 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(712,455)	$(122,625)	$(9,255,355)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	681	234	120,928
Issuance of common shares and warrants for services	-	-	727,713
Issuance of common shares in conversion of debt	-	-	400,000
(Gain)/loss on investment	-	-	73,121
Stock Compensation Cost	249,600	-	527,383
Gain on sale of asset	-	-	963
Impairment loss	-	-	1,753,502
Loss on settlement of debt	45,988	-	613,288
Changes in Assets and Liabilities
(Increase) Decrease in:
Prepaid expenses	12,000	-	(12,822)
Deposits and other assets	-	-	2,025
Increase (Decrease) in:
Accounts payable	(11,525)	(33,319)	81,419
Accrued expenses	1,950	59,135	587,281

NET CASH USED IN OPERATING ACTIVITIES	(413,761)	(96,575)	(4,380,554)

NET CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of property and equipment	(1,170)	-	(80,290)
Sale of asset	-	-	3,963
Investment in companies	-	-	(6,121)

NET CASH USED IN INVESTING ACTIVITIES	(1,170)	-	(82,448)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable related parties	47,000	-	1,174,342
Proceeds from convertible promissory note	-	-	129,000
Repayment of notes payable related party	(47,000)	(44,000)	(184,000)
Contributed capital by shareholder	-	-	19,197
Proceeds from subsidiary	-	-	300,000
Proceeds from issuance of common stock	471,500	200,000	3,076,693

NET CASH PROVIDED BY FINANCING ACTIVITIES	471,500	156,000	4,515,232

NET INCREASE IN CASH	56,569	59,425	52,230

CASH, BEGINNING OF PERIOD	3,311	10,002	7,650

CASH, END OF PERIOD	$59,880	$69,427	$59,880

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$134	$-	$137,618
Income taxes	$-	$-	$5,600

SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS
During the six months ended June 30, 2011, the Company sold WDTI its subsidiary, for a secured note receivable of $100,000. The sale included the net book value of the assets and liabilities of $(560,306). Also, 2,000,000 warrants to purchase shares of common stock were exercised through a cashless conversion for 1,375,000 shares of common stock.; 133,334 shares were issued for a subscription receivable; issued 1, 839,500 shares of common stock for convertible debt.

The accompanying notes are an integral part of these consolidated financial statements.

SOLAR3D, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT
FOR THE SIX MONTHS ENDED JUNE 30, 2011

					Accumulated
					Deficit During
			Additional		the
	Common stock		Paid-in	Subscription	Development
	Shares	Amount	Capital	Receivable	Stage	Total

Balance at December 31, 2010	100,689,829	$100,689	$7,815,088	$-	$(8,542,900)	$(627,123)

Issuance of common stock for cash (unaudited)	6,786,667	6,787	464,713	-	-	471,500

Conversion of debt (unaudited)	1,839,500	1,840	136,123	-	-	137,963

Cashless exercise of warrants (unaudited)	1,375,000	1,375	(1,375)	-	-	-

Common stock subscription receivable (unaudited)	133,334	133	9,867	(10,000)	-	-

Stock compensation cost (unaudited)	-	-	249,600	-	-	249,600

Contribution of capital from related party sale of subsidiary (unaudited)	-	-	560,306	-	-	560,306

Net loss for the six months ended June 30, 2011 (unaudited)	-	-	-	-	(712,455)	(712,455)

Balance at June 30, 2011 (unaudited)	110,824,330	$110,824	$9,234,322	$(10,000)	$(9,255,355)	$79,791

The accompanying notes are an integral part of these consolidated financial statements.

SOLAR3D, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
JUNE 30, 2011

1.     BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included.  Operating results for the six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 2010.

Going Concern
The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business.  The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern.  The Company does not generate significant revenue, and has negative cash flows from operations, which raise substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, an additional cash infusion. The Company has obtained funds from its shareholders since its inception through June 30, 2011. It is Management's plan to generate additional working capital from investors, and then continue to pursue its business plan and purposes.

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of Solar3D, Inc. is presented to assist in understanding the Company’s financial statements. The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

        Development Stage Activities and Operations
The Company has been in its initial stages of formation and for the six months ended June 30, 2011, had no  revenues.  A development stage activity is one in which all efforts are devoted substantially to establishing a new business and even if planned principal operations have commenced, revenues are insignificant.

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

SOLAR3D, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
JUNE 30, 2011

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

       Loss per Share Calculations
Loss per Share dictates the calculation of basic earnings per share and diluted earnings per share. Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. No shares for employee options or warrants were used in the calculation of the loss per share as they were all anti-dilutive. The Company’s diluted loss per share is the same as the basic loss per share for the six months ended June 30, 2011 and 2010 as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss.

Revenue Recognition
We recognize revenue upon delivery, provided that evidence of an arrangement exists, title, and risk of loss have passed to the customer, fees are fixed or determinable, and collection of the related receivable is reasonably assured.  We record revenue net of estimated product returns, which is based upon our return policy, sales agreements, management estimates of potential future product returns related to current period revenue, current economic trends, changes in customer composition and historical experience.  We accrue for warranty costs, sales returns, and other allowances based on our experience, which tells us we have less than $25,000 per year in warranty returns and allowances. Generally, we extend credit to our customers and do not require collateral.  We perform ongoing credit evaluations of our customers and historic credit losses have been within our expectations.  We do not ship a product until we have either a purchase agreement or rental agreement signed by the customer with a payment arrangement.  This is a critical policy, because we want our accounting to show only sales which are “final” with a payment arrangement.  We do not make consignment sales, nor inventory sales subject to a “buy back” or return arrangement from customers.  Accordingly, original equipment manufacturers do not presently have a right to return unsold products to us.

We also grant exclusive licenses for the use of the technology required to operate our products.  Software license revenue is recognized over the contract period, for those contracts that either do not contain a service component or that have services which are not essential to the functionality of any other element of the contract.

Recently adopted pronouncements

Management reviewed accounting pronouncements issued during the three months ended June 30, 2011, and no pronouncements were adopted during the period.

Reclassification

Certain expenses for the period ended March 31, 2011 were reclassified to conform to the current period ended June 30, 2011.

3.     CAPITAL STOCK AND WARRANTS

During the six months ended June 30, 2011, the Company issued 5,286,667 shares of common stock at prices ranging from $0.05 to $0.075 per share for cash of $359,000; issued 1,500,000 shares of common stock at a price of  $0.075 per share for cash of $112,500; issued 1,839,500 shares of common stock with a fair value of $137,963 were issued in conversion of $91,975 debt resulting in the recognition of a $45,988 loss on settlement of debt; As part of the private placement, whereby warrants were attached for the purchase of common stock, an investor exercised 2,000,000 warrants through a cashless exercise to purchase 1,375,000 shares of common stock. Also, 133,334 shares of common stock were issued for a $10,000 subscription receivable. During the six months ended June 30, 2010, the Company issued 16,000,000 shares of common stock at a price of $0.0125 for $200,000 in cash.

SOLAR3D, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
JUNE 30, 2011

4.     STOCK OPTIONS AND WARRANTS

During the year ended December 31, 2010, in consideration for services as a director of the Company, the Board of Directors issued to Mr. Nelson a nonqualified stock option to purchase up to 15,000,000 shares of the Company’s common stock.  The stock options were granted on July 22, 2010 and vest 1/36th per month commencing on a monthly basis for as long as he is an employee or consultant of the Company.  The stock options are exercisable for a period of seven years from the date of grant at an exercise price of $0.05 per share, as adjusted for the five for one reverse split of the Company’s common stock. The Company determined the fair market value of these options by using the Black Scholes option valuation model with the following significant assumptions:

12/31/2010
Risk free interest rate	2.38%
Stock volatility factor	229%
Weighted average expected option life	7 years
Expected dividend yield	None

A summary of the Company’s stock option activity and related information follows:

6/30/2011
Weighted
	Number	average
	of	exercise
	Options	price
Outstanding, beginning of period	15,000,000	$0.05
Granted	-	-
Exercised	-	-
Expired	-	-
Outstanding, end of period	15,000,000	$0.05
Exercisable at the end of period	4,583,333	$0.05
Weighted average fair value of
options granted during the period		$-

The stock-based compensation expense recognized in the statement of operations during the six month periods ended June 30, 2011and 2010, were $249,600 and $0, respectively.

        WARRANTS

During the six months ended June 30, 2011, the Company issued 1,000,000 warrants to purchase 1,000,000 shares of common stock at a price of $0.075. At June 30, 2011, the Company had a total of 1,131,614 warrants to purchase 1,131,614 shares of common stock outstanding.

SOLAR3D, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
JUNE 30, 2011

5.     RELATED PARTY TRANSACTIONS

During the period ended June 30, 2011, the Company assigned certain intellectual property having no book value along with related party liabilities totaling $560,306 to its wholly owned subsidiary, Wideband Technologies, Inc. (WDTI). The related party is an officer, director and greater than 5% shareholder of the Company. Simultaneously, the Company sold 100% of its interest in WDTI to the same related party for $100,000, evidenced by a five year note receivable, bearing interest at 5% and secured by 10% perfected interest in the outstanding common stock of WDTI. Due to the related party and common control relationship of the parties to these transactions, the resultant benefit to the Company of the $560,306 reduction in related party liabilities has been reflected as a contribution to capital in the accompanying financial statements. The collection of the $100,000 note receivable is not reasonably assured and has therefore not been recognized as an asset in the accompanying financial statements. If and when the proceeds from the note receivable are received, an additional charge to contributed capital will be recognized in the amount received.

6.     CONVERTIBLE PROMISSORY NOTES

During the period ended December 31, 2007, the Company entered into a two (2) year convertible promissory note that matured on October 16, 2009. The principal amount of the note was $65,000, which had a stated interest rate of 12% per annum. During the period ended June 30, 2011, the principal and interest were converted into 1,839,500 shares of common stock for book value of $91,975, and recognized a loss on settlement of debt for $45,988 based on fair market value.

7.     SUBSEQUENT EVENTS

Management has evaluated subsequent events according to the requirements of ASC TOPIC 855 and has determined there are no subsequent events to be reported.

July 15, 2011, the Company received $50,000 in proceeds to purchase 666,667 shares of common stock at a price of $0.075 per share with warrants attached to purchase 1,333,334 shares of common stock at a price of $0.075, that are exercisable for a period of five years.

Management concluded there were no other subsequent events or transactions that require recognition or disclosure in the financial statements.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cautionary Statements

This Form 10-Q contains financial projections and other “forward-looking statements,” as that term is used in federal securities laws, about Solar3D, Inc.’s (“Solar3D,” “we,” “us,” or the “Company”) financial condition, results of operations and business.  These statements include, among others: statements concerning the potential for revenues and expenses and other matters that are not historical facts.  These statements may be made expressly in this Form 10-Q.  You can find many of these statements by looking for words such as “believes,” “expects,” “anticipates,” “estimates,” or similar expressions used in this Form 10-Q.  These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause the Company’s actual results to be materially different from any future results expressed or implied by the Company in those statements.  The most important facts that could prevent the Company from achieving its stated goals include, but are not limited to, the following:

(a)	inability to complete research and development of the new Solar3D technology with little or no current revenue;

(b)	volatility or decline of the Company’s stock price;

(c)	potential fluctuation in quarterly results;

(d)	failure of the Company to earn revenues or profits;

(e)	inadequate capital to continue business;

(f)	barriers to raising the additional capital or to obtaining the financing needed to implement its business plans;

(g)	lack of demand for the Company’s products and services;

(h)	rapid and significant changes in markets;

(i)	litigation with or legal claims and allegations by outside parties;

(j)	insufficient revenues to cover operating costs;

(k)	inability to start or acquire new businesses, or lack of success of new businesses started or acquired by the Company, if any;

(l)	inability to effectively develop or commercialize our new Solar3D technology; and

(m)	inability to obtain patent or other protection for the Company’s proprietary intellectual property.

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

The Company does not undertake any obligation to review or confirm analysts’ expectations or estimates or to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect the occurrence of unanticipated events.

The following discussion should be read in conjunction with our condensed financial statements and notes to those statements.  In addition to historical information, the following discussion and other parts of this quarterly report contain forward-looking information that involves risks and uncertainties.

Overview

On August 5, 2010, the holders of a majority of the outstanding voting stock of the Company voted by written consent to (1) effect a one-for-five reverse stock split, and (2) change the name of the Company to Solar 3D, Inc.  Our new business focus is centered on the acquisition, development, and commercialization of new proprietary technology to significantly increase the efficiency and energy production of solar photovoltaic cells that are currently offered in the market and that may be developed in the future.  In furtherance of our new business focus, we recently applied for patents covering a novel six-dimensional solar cell technology that is designed to maximize the conversion of sunlight into electricity.  We believe our new technology will dramatically increase the efficiency of solar cells.

Almost all conventional solar cells have a two-dimensional design where up to 30 percent of incident is sunlight reflected off of each solar cell’s surface and more light energy absorbed and lost inside the solar cell materials than is converted into energy.  By contrast, our Solar3D design uses a matrix of light-collecting elements that guide sunlight into a corresponding array of six-dimensional, micro-photovoltaic structures.  The sunlight, in the form of photons, is trapped among these micro-structures, where it bounces around until virtually all of the energy is converted into electricity.  Solar3D aims to create a better solar cell using this innovative technique by eliminating surface reflection and maximizing the conversion of photons into electrons to achieve greater efficiency and a lower cost per watt.

In June 2011, we sold the entire MachineTalker technology and business to Roland F. Bryan, a director and executive officer of the Company, in consideration for a secured promissory note and assumption of significant liabilities by the new owner.  The sale was made by contributing the MachineTalker business and technology to Wideband Detection Technology, Inc. (“WDTI”), our prior wholly owned subsidiary, and then selling 100% of the outstanding capital stock of WDTI to Roland F. Bryan.

We currently have two full time employees, our chief executive officer and our chief financial officer.  We also retain the services of several research consultants who are responsible for product development.

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

Revenue Recognition

We will continue to recognize revenue in accordance with the Securities and Exchange Commission  Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements” (“SAB 104”).  We will continue to recognize revenue upon delivery, provided that evidence of an arrangement exists, title, and risk of loss have passed to the customer, fees are fixed or determinable, and collection of the related receivable is reasonably assured.  We will continue to record revenue net of estimated product returns, which is based upon our return policy, sales agreements, management estimates of potential future product returns related to current period revenue, current economic trends, changes in customer composition and historical experience.  We will continue to accrue for warranty costs, sales returns, and other allowances based on our prior experience in servicing customers and products.  We may extend credit to our customers based upon credit evaluations and do not require collateral.  We do not and will not ship a product until we have either a purchase agreement or rental agreement signed by the customer with a payment arrangement.  This is a critical policy, because we want our accounting to show only sales which are “final” with a payment arrangement.  We do not and will not make consignment sales or inventory sales subject to a “buy back” or return arrangement from customers.

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

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 30, 2010

REVENUE AND COST OF SALES

For the three and six months ended June 30, 2011 and 2010, the Company had no revenue or cost of sales and is in its development stage.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

Selling, general, and administrative (“SG&A”) expenses increased by $233,982 to $302,128 for the  three  months ended June 30, 2011 compared to $68,236 for the three months ended June 30, 2010. SG&A expenses increased by $499,816 to $615,360 for the six months ended June 30, 2011, compared to $115,544 for the six months ended June 30, 2010.  SG&A expenses increased due to increases in non-cash stock compensation cost of $249,600, and overall operating expenses, including marketing services of $70,059, and salaries of $94,333 incurred during the six month period ending June 30, 2011.

RESEARCH AND DEVELOPMENT

Research and development (“R&D”) costs increased by $26,233 to $27,033 for the three months ended June 30, 2011 compared to $800 for the three  months ended June 30, 2010. The R&D cost increased by $45,953 to $48,333 for the six months ended June 30, 2011, compared to $2,380 for the six months ended June 30, 2010.  This increase in R&D costs was the result of an increase in consulting fees and software license fees due to a change in focus of our technology.

NET LOSS

Net loss increased by $(304,156) to $(375,259) for the three months ended June 30, 2011, compared to $(71,103) for the three months ended June 30, 2010. Net loss increased by $(589,830) to $(712,455) for the six months ended June 30, 2011, compared to $(122,625) for the six months ended June 30, 2010. The increase in net loss was the result of an increase in operating expenses as above mentioned.  Currently, operating costs exceed revenue because sales are not yet significant.  We cannot assure when or if revenue will exceed operating costs.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2011, we had a working capital of $70,783 as compared to a working capital deficit of $(635,642) at December 31, 2010.  This decrease in working capital deficit was due primarily to the sale of a discontinued operation and an increase in cash from investors.

Cash flow used in operating activities was $(413,761) for the six months ended June 30, 2011, as compared to cash used of $(96,575) for the six months ended June 30, 2010.  This increase of cash used in operating activities of $(317,186) was primarily attributable to the increase in net loss plus the payment of accounts payable, accrued expenses, and prepaid expenses.

Cash used in investing activities was $1,170 for the six months ended June 30, 2011, as compared to $0 cash used for the six months ended June 30, 2010. The increase in cash used in investing activities was attributable to the purchase of small fixed assets in the current period.

Cash provided from financing activities during the six months ended June 30, 2011 was $471,500 as compared to cash provided of $156,000 for the six months ended June 30, 2010.  The increase of $315,500 was primarily due to an increase in equity financing.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity, or capital expenditures.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

Our management, under the direction of our Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2011.  As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting.  Based on this evaluation our management, including our Chief Executive Officer and Principal Financial Officer, has concluded that our disclosure controls and procedures were effective as of June 30, 2011.

Internal Control over Financial Reporting

The Company’s Chief Executive Officer and Principal Financial Officer are responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

Changes in Internal Controls over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation of it that occurred during the six month period ended June 30, 2011 that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In addition to the sales of equity reported by us on Form 8K during six month period ended June 30, 2011, we issued a total of 10,134,505 shares of common stock at prices between $0.05 and $0.075 per share for $471,500 in cash, and 2 five year warrants to purchase 3,000,000 additional shares of common stock at the exercise price of $0.075 per share, pursuant to the private placement exemption available under Rule 506 of Regulation D of the Securities Act of 1933, as amended.  The proceeds from the sale of these shares are being used for general working capital.

The total above includes the issuance of 1,375,000 shares of common stock through a cashless exercise of warrants, the issuance of 1,839,500 shares of common stock in conversion of $91,975 in debt, and the issuance of 133,334 shares of common stock for a $10,000 subscription receivable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. (REMOVED AND RESERVED).

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit	Description

31.1	Section 302 Certification of Principal Executive Officer
31.2	Section 302 Certification of Chief Financial Officer
32.1	Section 906 Certification of Principal Executive Officer
32.2	Section 906 Certification of Chief Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOLAR3D, INC.

Dated: August 12, 2011                                                              By:  /s/James B. Nelson
James B. Nelson, Director and Chief Executive Officer (Principal Executive Officer)

Dated: August 12, 2011                                                              By:  /s/Roland F. Bryan
Roland F. Bryan, Chairman of the Board, President, and Chief Financial Officer (Principal Financial Officer)