Form 10-Q
period 2011-09-30
SOLAR3D, INC.
filed 2011-11-14
CIK 1172631

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011
or

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

The number of shares of registrant’s common stock outstanding as of  November 4, 2011 was 115,060,129

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

SOLAR3D, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	September 30, 2011	December 31, 2010
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$10,653	$3,311
Prepaid expense	6,822	24,822

TOTAL CURRENT ASSETS	17,475	28,133

PROPERTY & EQUIPMENT, at cost
Machinery & equipment	13,080	13,080
Computer equipment	57,795	55,717
Furniture & fixture	4,670	4,670
	75,545	73,467
Less accumulated depreciation	(69,059)	(67,923)

NET PROPERTY AND EQUIPMENT	6,486	5,544

OTHER ASSETS
Security deposit	2,975	2,975

TOTAL OTHER ASSETS	2,975	2,975

TOTAL ASSETS	$26,936	$36,652

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$28,018	$13,444
Accrued expenses	-	453,232
Accrued interest, other	-	25,025
Accrued interest, related parties	-	107,074
Convertible promissory note	-	65,000

TOTAL CURRENT LIABILITIES	28,018	663,775

SHAREHOLDERS' EQUITY/(DEFICIT)
Common stock, $.001 par value; 550,000,000 authorized shares; 113,693,461 and 100,689,829 shares issued and outstanding, respectively	113,693	100,689
Additional paid in capital	9,538,401	7,815,088
Deficit accumulated during the development stage	(9,653,176)	(8,542,900)

TOTAL SHAREHOLDERS' EQUITY/(DEFICIT)	(1,082)	(627,123)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY/(DEFICIT)	$26,936	$36,652

The accompanying notes are an integral part of these consolidated financial statements.

SOLAR3D, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

					From Inception
					January 30,2002
	Three Months Ended		Nine Months Ended		through
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010	September 30, 2011

REVENUE	$-	$-	$-	$-	$1,127,406

COST OF SERVICES	-	-	-	-	496,177

GROSS PROFIT	-	-	-	-	631,229

OPERATING EXPENSES
Selling, General and administrative expenses	347,731	166,219	963,091	281,763	5,880,996
Research and development	49,627	12,098	97,960	14,478	1,573,867
Impairment loss	-	-	-	-	1,753,502
Depreciation and amortization expense	455	117	1,136	351	121,383

TOTAL OPERATING EXPENSES	397,813	178,434	1,062,187	296,592	9,329,748

LOSS FROM OPERATIONS	(397,813)	(178,434)	(1,062,187)	(296,592)	(8,698,519)

OTHER INCOME/(EXPENSES) BEFORE PROVISION FOR INCOME TAXES
Interest income	21	-	21	1	10,276
Interest expense	(29)	(1,950)	(2,122)	(6,418)	(271,806)
Penalties	-	-	-	-	(155)
Gain/(loss) on investment	-	-	-	-	(73,121)
Loss on settlement of debt	-	-	(45,988)	-	(613,288)
Gain/(loss) on sale of asset	-	-	-	-	(963)
TOTAL OTHER INCOME/(EXPENSES)	(8)	(1,950)	(48,089)	(6,417)	(949,057)

LOSS BEFORE PROVISION FOR INCOME TAXES	(397,821)	(180,384)	(1,110,276)	(303,009)	(9,647,576)

PROVISION FOR INCOME TAXES	-	-	-	-	(5,600)

NET LOSS	$(397,821)	$(180,384)	$(1,110,276)	$(303,009)	$(9,653,176)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)	$(0.01)	$(0.00)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING BASIC AND DILUTED	112,026,112	86,610,969	107,302,392	61,464,356

The accompanying notes are an integral part of these consolidated financial statements.

SOLAR3D, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			From Inception
			January 30, 2002
	Nine Months Ended		through
	September 30, 2011	September 30, 2010	September 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,110,276)	$(303,009)	$(9,653,176)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,136	351	121,383
Issuance of common shares and warrants for services	7,148	-	734,861
Issuance of common shares in conversion of debt	-	-	400,000
(Gain)/loss on investment	-	-	73,121
Stock Compensation Cost	374,400	97,222	652,183
Gain on sale of asset	-	-	963
Impairment loss	-	-	1,753,502
Loss on settlement of debt	45,988	-	613,288
Changes in Assets and Liabilities
(Increase) Decrease in:
Prepaid expenses	18,000	-	(6,822)
Deposits and other assets	-	-	2,025
Increase (Decrease) in:
Accounts payable	14,574	(35,472)	107,518
Accrued expenses	1,950	55,086	587,281

NET CASH USED IN OPERATING ACTIVITIES	(647,080)	(185,822)	(4,613,873)

NET CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of property and equipment	(2,078)	-	(81,198)
Sale of asset	-	-	3,963
Investment in companies	-	-	(6,121)

NET CASH USED IN INVESTING ACTIVITIES	(2,078)	-	(83,356)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable related parties	47,000	-	1,174,342
Proceeds from convertible promissory note	-	-	129,000
Repayment of notes payable related party	(47,000)	(44,000)	(184,000)
Contributed capital by shareholder	-	-	19,197
Proceeds from subsidiary	-	-	300,000
Proceeds from issuance of common stock	656,500	311,000	3,261,693

NET CASH PROVIDED BY FINANCING ACTIVITIES	656,500	267,000	4,700,232

NET INCREASE IN CASH	7,342	81,178	3,003

CASH, BEGINNING OF PERIOD	3,311	10,002	7,650

CASH, END OF PERIOD	$10,653	$91,180	$10,653

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$134	$-	$137,618
Income taxes	$-	$-	$5,600

SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS
   During the nine months ended September 30, 2011, the Company sold WDTI its subsidiary, for a secured note receivable of $100,000. The sale included the net book value of the assets and liabilities of  $(560,306). Also, 2,000,000 warrants to purchase shares of common stock were exercised through a cashless conversion for 1,375,000 shares of common stock.; 133,334 shares were issued for a subscription  receivable; issued 1, 839,500 shares of common stock for convertible debt.

The accompanying notes are an integral part of these consolidated financial statements.

SOLAR3D, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011
(Unaudited)

	Common stock		Additional Paid-in	Accumulated Deficit During the Development
	Shares	Amount	Capital	Stage	Total

Balance at December 31, 2010	100,689,829	$100,689	$7,815,088	$(8,542,900)	$(627,123)

Issuance of common stock for cash and subscription payable prices per share between $0.05 and $0.075 (unaudited)	9,670,002	9,670	646,830	-	656,500

Conversion of debt (unaudited)	1,839,500	1,840	136,123	-	137,963

Cashless exercise of warrants (unaudited)	1,375,000	1,375	(1,375)	-	-

Issuance of common stock at fair value for a fee of $7,148 (unaudited)	119,130	119	7,029	-	7,148

Stock compensation cost (unaudited)	-	-	374,400	-	374,400

Contribution of capital from related party sale of subsidiary (unaudited)	-	-	560,306	-	560,306

Net loss for the nine months ended September 30, 2011 (unaudited)	-	-	-	(1,110,276)	(1,110,276)

Balance at September 30, 2011 (unaudited)	113,693,461	$113,693	$9,538,401	$(9,653,176)	$(1,082)

The accompanying notes are an integral part of these consolidated financial statements.

SOLAR3D, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS-UNAUDITED
SEPTEMBER 30, 2011

1.	BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included.  Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 2010.

Going Concern
The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business.  The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern.  The Company does not generate significant revenue, and has negative cash flows from operations, which raise substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, an additional cash infusion. The Company has obtained funds from its shareholders since its inception through September 30, 2011. It is Management's plan to generate additional working capital from investors, and then continue to pursue its business plan and purposes.

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

        Development Stage Activities and Operations
The Company has been in its initial stages of formation and for the nine months ended September 30, 2011, had no  revenues.  A development stage activity is one in which all efforts are devoted substantially to establishing a new business and even if planned principal operations have commenced, revenues are insignificant.

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

       Loss per Share Calculations
Loss per Share dictates the calculation of basic earnings per share and diluted earnings per share. Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. No shares for employee options or warrants were used in the calculation of the loss per share as they were all anti-dilutive. The Company’s diluted loss per share is the same as the basic loss per share for the nine months ended September 30, 2011 and 2010 as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss.

SOLAR3D, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS-UNAUDITED
SEPTEMBER 30, 2011

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

Reclassification
Certain balances for prior periods have been reclassified to conform to the current period ended September 30, 2011.

Recently adopted pronouncements
Management reviewed accounting pronouncements issued during the three months ended September 30, 2011, and no pronouncements were adopted during the period.

3.     CAPITAL STOCK AND WARRANTS

During the nine months ended September 30, 2011, the Company issued 6,086,672 shares of common stock at a price of $0.075 per share for cash of $456,500, with warrants attached to purchase 2,333,334 shares of common stock; issued 2,083,334 shares of common stock at a price of $0.06 per share for cash of $125,000, with warrants attached to purchase 4,166,668 shares of common stock; issued 1,500,000 shares of common stock at a price of  $0.05 per share for cash of $75,000; issued 1,839,500 shares of common stock with a fair value of $137,963 were issued in conversion of $91,975 debt resulting in the recognition of a $45,988 loss on settlement of debt; As part of the private placement, whereby warrants were attached for the purchase of common stock, an investor exercised 2,000,000 warrants through a cashless exercise to purchase 1,375,000 shares of common stock; issued 119,130 shares of common stock for a fee with a fair value of $7,148.  Also, 133,334 shares of common stock were issued for a $10,000 subscription receivable, which was received during the period ended September 30, 2011.

During the nine months ended September 30, 2010, the Company issued 16,000,000 shares of common stock at a price of $0.0125 for $200,000 in cash; 44,444,444 shares of common stock at a price of $0.00225 per share for $100,000 cash; and 1,050,000 shares of common stock at a price of $0.010476 per share for $11,000 in cash.

4.     STOCK OPTIONS AND WARRANTS

During the year ended December 31, 2010, in consideration for services as a director of the Company, the Board of Directors issued to the CEO a nonqualified stock option to purchase up to 15,000,000 shares of the Company’s common stock.  The stock options were granted on July 22, 2010 and vest 1/36th per month commencing on a monthly basis as of August 1, 2010, for as long as he is an employee or consultant of the Company.  The stock options are exercisable for a period of seven years from the date of grant at an exercise price of $0.05 per share, as adjusted for the five for one reverse split of the Company’s common stock. The Company determined the fair market value of these options by using the Black Scholes option valuation model with the following significant assumptions:

SOLAR3D, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS-UNAUDITED
SEPTEMBER 30, 2011

4.     STOCK OPTIONS AND WARRANTS (Continued)

Risk free interest rate	2.38%
Stock volatility factor	229%
Weighted average expected option life	7 years
Expected dividend yield	None

A summary of the Company’s stock option activity and related information follows:

9/30/2011
Weighted
	Number	average
	of	exercise
	Options	price
Outstanding, beginning of period	15,000,000	$0.05
Granted	-	-
Exercised	-	-
Expired	-	-
Outstanding, end of period	15,000,000	$0.05
Exercisable at the end of period	5,833,333	$0.05
Weighted average fair value of options granted during the period		$-

The stock-based compensation expense recognized in the statement of operations during the nine month periods ended September 30, 2011and 2010, were $374,400 and $0, respectively.

        WARRANTS

During the nine months ended September 30, 2011, the Company issued 6,500,002 warrants to purchase 6,500,002 shares of common stock at prices between $0.06 and $0.075. At September 30, 2011, the Company had a total of 6,631,616 warrants to purchase 6,631,616 shares of common stock outstanding.

SOLAR3D, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS-UNAUDITED
SEPTEMBER 30, 2011

5.     RELATED PARTY TRANSACTIONS

During the period ended September 30, 2011, the Company assigned certain intellectual property having no book value along with related party liabilities totaling $560,306 to its wholly owned subsidiary, Wideband Technologies, Inc. (WDTI). The related party is an officer, director and greater than 5% shareholder of the Company. Simultaneously, the Company sold 100% of its interest in WDTI to the same related party for $100,000, evidenced by a five year note receivable, bearing interest at 5% and secured by 10% perfected interest in the outstanding common stock of WDTI. Due to the related party and common control relationship of the parties to these transactions, the resultant benefit to the Company of the $560,306 reduction in related party liabilities has been reflected as a contribution to capital in the accompanying financial statements. The collection of the $100,000 note receivable is not reasonably assured and has therefore not been recognized as an asset in the accompanying financial statements. If and when the proceeds from the note receivable are received, an additional charge to contributed capital will be recognized in the amount received.

6.     CONVERTIBLE PROMISSORY NOTES

During the period ended December 31, 2007, the Company entered into a two (2) year convertible promissory note that matured on October 16, 2009. The principal amount of the note was $65,000, which had a stated interest rate of 12% per annum. During the period ended September 30, 2011, the principal and interest were converted into 1,839,500 shares of common stock for book value of $91,975, and recognized a loss on settlement of debt for $45,988 based on fair market value.

7.     SUBSEQUENT EVENTS

Management has evaluated subsequent events according to the requirements of ASC TOPIC 855 and has reported the following events:

During the month of October 2011, the Company received $82,000 in proceeds to purchase 1,366,6680 shares of common stock at a price of $0.06 per share with warrants attached to purchase 2,733,336 shares of common stock at a price of $0.06, that are exercisable for a period of five years.

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

We currently have two full time employees, our chief executive officer and our chief financial officer.  We also retain the services of several research consultants who are responsible for product development and a receptionist/secretary who oversees bookkeeping and office coordination.

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

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010

REVENUE AND COST OF SALES

For the three and nine months ended September 30, 2011 and 2010, the Company had no revenue or cost of sales and is in its development stage.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

Selling, general, and administrative (“SG&A”) expenses increased by $181,512 to $347,731 for the  three months ended September 30, 2011 compared to $166,219 for the three months ended September 30, 2010. SG&A expenses increased by $681,328 to $963,091 for the nine months ended September 30, 2011, compared to $281,763 for the nine months ended September 30, 2010.  SG&A expenses increased due to increases in non-cash stock compensation cost of $374,400, and overall operating expenses, including marketing services  and salaries.

RESEARCH AND DEVELOPMENT

Research and development (“R&D”) costs increased by $37,529 to $49,627 for the three months ended September 30, 2011 compared to $12,098 for the three  months ended September 30, 2010. The R&D cost increased by $83,482 to $97,960 for the nine months ended September 30, 2011, compared to $14,478 for the nine months ended September 30, 2010.  This increase in R&D costs was the result of an increase in consulting fees and software license fees due to a change in focus of our technology.

NET LOSS

Net loss increased by $(217,437) to $(397,821) for the three months ended September 30, 2011, compared to $(180,384) for the three months ended September 30, 2010. Net loss increased by $(807,267) to $(1,110,276) for the nine months ended September 30, 2011, compared to $(303,009) for the nine months ended September 30, 2010. The increase in net loss was the result of an increase in operating expenses and research and development costs..  Currently, operating costs exceed revenue because sales have not yet commentced.  We cannot assure when or if revenue will exceed operating costs.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2011, we had a working deficit of $(10,543) as compared to a working capital deficit of $(635,642) at December 31, 2010.  This decrease in working capital deficit was due primarily to the sale of a discontinued operation and an increase in cash from investors.

Cash flow used in operating activities was $(647,080) for the nine months ended September 30, 2011, as compared to cash used of $(185,822) for the nine months ended September 30, 2010.  This increase of cash used in operating activities of $(461,258) was primarily attributable to the increase in net loss plus the payment of accounts payable, accrued expenses, and prepaid expenses.

Cash used in investing activities was $(2,078) for the nine months ended September 30, 2011, as compared to $0 cash used for the nine months ended September 30, 2010. The increase in cash used in investing activities was attributable to the purchase of small fixed assets in the current period.

Cash provided from financing activities during the nine months ended September 30, 2011 was $656,500 as compared to cash provided of $267,000 for the nine months ended September 30, 2010.  The increase of $389,500 was primarily due to an increase in equity financing.

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

Our management, under the direction of our Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2011.  As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting.  Based on this evaluation our management, including our Chief Executive Officer and Principal Financial Officer, has concluded that our disclosure controls and procedures were effective as of September 30, 2011.

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

Changes in Internal Controls over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation of it that occurred during the nine month period ended September 30, 2011 that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In addition to the sales of equity reported by us on Form 8K during the three month period ended September 30, 2011, we issued a total of 2,869,131 shares of common stock at prices between $0.06 and $0.075 per share for $175,000 in cash, pursuant to the private placement exemption available under Rule 506 of Regulation D of the Securities Act of 1933, as amended.  The proceeds from the sale of these shares are being used for general working capital.

The total above includes the issuance of 119,130 shares of common stock issued for fair value of $7,148.

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

SOLAR3D, INC.

Dated: November 14, 2011                                                              By:  /s/James B. Nelson
James B. Nelson, Director and Chief Executive Officer (Principal Executive Officer)

Dated: November 14, 2011                                                              By:  /s/Roland F. Bryan
Roland F. Bryan, Chairman of the Board, President, and Chief Financial Officer (Principal Financial Officer)