Form 10-K
period 2011-12-31
SOLAR3D, INC.
filed 2012-03-28
CIK 1172631

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2011

Commission file number 000-49805

SOLAR3D, INC.
(Exact name of registrant as specified in its charter)

Delaware	01-05922991
(State of Incorporation)	(I.R.S. Employer Identification No.)

6500 Hollister Avenue, Suite130, Goleta, California 93117
(Address of principal executive offices) (Zip Code)

(805) 690-9000
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered

COMMON STOCK	OTC

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☐     No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $14,807,704 as of June 30, 2011 (computed by reference to the last sale price of a share of the registrant’s Common Stock on that date as reported by OTC Bulletin Board).

There were 122,062,772 shares outstanding of the registrant’s Common Stock as of March 15, 2012.

PART I

ITEM 1. BUSINESS

General

Solar3D, Inc. is a Delaware corporation formed to engage in the business of developing and marketing a new three-dimensional version of solar cell technology in order to maximize the conversion of sunlight into electricity.  Conventional solar cells reflect a significant amount of incident sunlight, losing much of the solar energy that could be utilized to produce additional electrical power.  Inspired by light management techniques used in fiber optic devices, Solar3D is designing a new type of solar cell, one that utilizes a three-dimensional design to trap sunlight inside the photovoltaic structure where it is reflected multiple times until much more of the energy is absorbed into the solar cell material.  We have applied for patent protection on what we believe to be a breakthrough design for the next generation in solar cell technology with increased efficiency and resulting in a lower cost per watt of electricity produced.

Corporate History

We were originally formed in January 2002 as MachineTalker, Inc. in order to pursue the development of new wireless process control technology.  In August 2005, we filed a Registration Statement on Form SB-2 which was declared effective by the Securities and Exchange Commission on December 22, 2005.  In September 2010, we shifted our engineering and research focus to developing a new means for generating solar-produced electrical power for use in the manufacture of highly efficient solar cells.  In July 2010, we changed our company name to Solar3D, Inc. in order to better reflect our new business plan and filed for patent protection covering our new concepts for 3D solar cell designs.

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

Traditional solar cells are two-dimensional, utilizing a single pass sunlight conversion mechanism.  There are two primary ways that these devices lose light and electrons, or electron-hole pairs to be precise, which result in a conversion efficiency much less than the theoretical maximum.

•	Surface Reflection – Due to fundamental physics, approximately 30% of incident sunlight is reflected off the surface of silicon cells.

•
Electron Reabsorption – When a photon strikes the solar cell, an electron is “knocked loose” creating an electron-hole pair that moves through the cell material creating an electrical current. However, in conventional two-dimensional solar cell designs, these electron-hole pairs must travel a long distance before reaching a metal contact wire.  As a result, they are reabsorbed by the material and do not contribute to the production of electrical current.

Our 3D Solar Cell Technology

We are designing our three-dimensional solar cell from the ground up as an integrated optoelectrical device that optimally reduces all primary energy losses in a solar cell to achieve the highest efficiency.  By leveraging the scalability of conventional solar and semiconductor processes, we believe our 3D solar cell can deliver an unprecedented level of cost and conversion efficiency.

Unlike conventional solar cells where sunlight passes through one time, our 3D solar cell design is planned to use myriad 3D micro-cells that trap sunlight inside photovoltaic structures where photons bounce around until they are all converted into electricity.  Our three-dimensional technology is expected to combine thin- and thick-film technologies to achieve the high efficiencies of crystalline at the lower cost per watt of thin film.

We believe the key features and benefits of our 3D solar cell design are:

•
Light Collectors – Instead of allowing sunlight to bounce off the surface, the new design uses an array of light collecting elements to guide all incident sunlight into a matching array of highly optimized 3D micro-photovoltaic structures.

•
3D Photovoltaic Structure – Conventional solar cells have one photon absorbing surface.  The new design uses a multi-facetted 3D photovoltaic structure where photons can bounce off many surfaces until all photons that can be absorbed by the material are absorbed.

•
Thin Absorbing Regions – Our 3D photovoltaic structure is anticipated to be fabricated with very thin absorbing regions and designed to enhance charge carrier separation.  Therefore, electron-hole pairs will travel short distances before reaching a contact wire where they will be quickly extracted to produce current.  We believe this approach will lead to an overall height and silicon material reduction when compared to conventional crystalline silicon cells.

•
Below Surface Contacts – Unlike conventional solar cells where electrical contact wires run on the top of the cell, blocking sunlight, our design is expected to use a network of contact wires that run below the light collectors.  We believe this approach will allow our 3D solar cells to trap and utilize nearly 100% of the incident light.

•
A New Solar Cell Design – Almost all conventional solar cells are two-dimensional designs based on wafer or thin film manufacturing processes.  As a result, their performance is naturally constrained by their physical structure.  By redefining the problem in 3D, we expect that the new design will be able to break down the 2D constraints and develop a more efficient solution.

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

Business and Revenue Models

We recently began developing a working version of our proprietary three-dimensional solar cell technology.  We are seeking association with a successful manufacturer of optoelectrical circuitry so that when we complete a working prototype it can be packaged in a commercially viable solar cell array to then be marketed to existing manufacturers of conventional solar panels.  We believe that these manufactures will be able to use our device to increase the energy output of their existing products.  We expect to earn revenue from licensing fees and by partnering or joint venturing with entities who seek to use our proprietary three-dimensional solar cell technology.

Sale of Wideband Detection Technologies, Inc.

In June 2011, we sold the entire MachineTalker technology and business to Roland F. Bryan, a director and executive officer of the Company, in consideration for a secured promissory note from Mr. Bryan and assumption of significant liabilities by the new owner.  The sale was made by contributing the MachineTalker business and technology to Wideband Detection Technology, Inc. (“WDTI”), our prior wholly owned subsidiary, and then selling 100% of the outstanding capital stock of WDTI to Roland F. Bryan.

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

Employees

As of December 31, 2011, we had two full time employees, our chief executive officer and our chief financial officer.  We also relied upon the services of consultants to assist us with designing photovoltaic receptors to produce electricity from that incident light energy.

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

ITEM 4. [REMOVED AND RESERVED]

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

Our common stock trades on the OTC Bulletin Board Market under the symbol “SLTD.”  The range of high and low bid quotations for each fiscal quarter within the last two fiscal years was as follows:

Year Ended December 31, 2011	High	Low

First Quarter ended March 31, 2011	$0.30	$0.12
Second Quarter ended June 30, 2011	$0.27	$0.20
Third Quarter ended September 30, 2011	$0.27	$0.15
Fourth Quarter ended December 31, 2011	$0.23	$0.12

Year Ended December 31, 2010	High	Low

First Quarter ended March 31, 2010	$0.10	$0.04
Second Quarter ended June 30, 2010	$0.10	$0.05
Third Quarter ended September 30, 2010	$0.10	$0.01
Fourth Quarter ended December 31, 2010	$0.25	$0.05

The above quotations reflect inter-dealer prices, without retail markup, mark-down, or commission and may not necessarily represent actual transactions.

As of March 15, 2012, there were approximately 290 record holders of our common stock, not including shares held in “street name” in brokerage accounts which is unknown.  As of March 15, 2012, there were approximately 122,062,772 shares of our common stock outstanding on record.

Dividends

We have not declared or paid any cash dividends on our common stock and do not anticipate paying dividends for the foreseeable future.

Equity Compensation Plan Information

During the fiscal year ended December 31, 2011, we did not grant any stock options to purchase any shares of our common stock or award any other stock incentives for management.

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

Warrants

For the fiscal year ended December 31, 2011, we issued warrants to purchase unregistered common stock.  The table below summarizes the number of warrants issued, to whom issued,  those that have been exercised and the number of shares of our common stock issued upon the exercise of those warrants.

Warrant Holder	Total Warrants Issued	Total Warrants Exercised	Number of Shares of Common Stock Issued
Bountiful Capital LLC	15,233,340	2,000,000	2,000,000
Channel Island Fund	666,668	666,668	666,668
Roland F. Bryan, President	1,000,000

ITEM 6. SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statements

This Form 10-K contains financial projections and other “forward-looking statements,” as that term is used in federal securities laws, about Solar3D Inc.’s financial condition, results of operations and business.  These statements include, among others, statements concerning the potential for revenues and expenses and other matters that are not historical facts.  These statements may be made expressly in this Form 10-K.  You can find many of these statements by looking for words such as “believes,” “expects,” “anticipates,” “estimates,” or similar expressions used in this Form 10-K.  These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause our actual results to be materially different from any future results expressed or implied by us in those statements.  The most important facts that could prevent us from achieving our stated goals include, but are not limited to, the following:

(a)	inability to complete research and development of the new Solar3D technology with little or no current revenue;

(b)	volatility or decline of our stock price;

(c)	potential fluctuation in quarterly results;

(d)	our failure to earn revenues or profits;

(e)	inadequate capital to continue business;

(f)	barriers to raising the additional capital or to obtaining the financing needed to implement our business plans;

(g)	lack of demand for our products and services;

(h)	rapid and significant changes in markets;

(i)	litigation with or legal claims and allegations by outside parties;

(j)	insufficient revenues to cover operating costs;

(k)	inability to start or acquire new businesses, or lack of success of new businesses started or acquired by us, if any;

(l)	dilution experienced by our shareholders in their ownership of Solar3D because of the issuance of additional securities by us, or the exercise of outstanding convertible securities;

(m)	inability to effectively develop or commercialize our new Solar3D technology; and

(n)	inability to obtain patent or other protection for our proprietary intellectual property.

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

We do not undertake any obligation to review or confirm analysts’ expectations or estimates or to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this Form 10-K or to reflect the occurrence of unanticipated events.

The following discussion should be read in conjunction with our condensed financial statements and notes to those statements.  In addition to historical information, the following discussion and other parts of this quarterly report contain forward-looking information that involves risks and uncertainties.

Overview

On August 5, 2010, the holders of a majority of our outstanding voting stock voted by written consent to (1) effect a one-for-five reverse stock split, and (2) change our name to Solar 3D, Inc.  From that date forward our business focus has centered on the development, and commercialization of our new proprietary technology to significantly increase the efficiency and energy production of solar photovoltaic cells that are currently offered in the market and that may be developed in the future.  In furtherance of our business we applied for patents covering a novel three-dimensional solar cell technology that is designed to maximize the conversion of sunlight into electricity.  We believe our new technology will dramatically increase the efficiency of solar cells.

Almost all conventional solar cells have a two-dimensional design where up to 30 percent of incident sunlight is reflected off of each solar cell’s surface and more light energy is lost inside the solar cell materials than is converted into energy.  By contrast, our Solar3D design uses a matrix of light-collecting elements that guide sunlight into a corresponding array of three-dimensional, micro-photovoltaic structures.  The sunlight, in the form of photons, is trapped among these micro-structures, where it bounces around until virtually all of the energy is converted into electricity.  Solar3D aims to create a better solar cell using this innovative technique by eliminating surface reflection and maximizing the conversion of photons into electrons to achieve greater efficiency and a lower cost per watt.

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

Revenue Recognition

We will continue to recognize revenue in accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements” (“SAB 104”).  We will continue to recognize revenue upon delivery, provided that evidence of an arrangement exists, title, and risk of loss have passed to the customer, fees are fixed or determinable, and collection of the related receivable is reasonably assured.  We will continue to record revenue net of estimated product returns, which is based upon our return policy, sales agreements, management estimates of potential future product returns related to current period revenue, current economic trends, changes in customer composition and historical experience.  We will continue to accrue for warranty costs, sales returns, and other allowances based on our prior experience in servicing customers and products.  We may extend credit to our customers based upon credit evaluations and do not require collateral.  We do not and will not ship a product until we have either a purchase agreement or rental agreement signed by the customer with a payment arrangement.  This is a critical policy, because we want our accounting to show only sales which are “final” with a payment arrangement.  We do not intend to make consignment sales or inventory sales subject to a “buy back” or return arrangement from customers.

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

Results of Operations for the Years Ended December 31, 2011 and 2010

REVENUE AND COST OF SALES

For the years ended December 31, 2011 and 2010, the Company had no revenue or cost of sales and is in its development stage.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

Selling, general, and administrative (“SG&A”) expenses increased by $791,747 to $1,363,642 for the year ended December 31, 2011 compared to $571,895 for the year ended December 31, 2010. SG&A expenses increased due to increases in non-cash stock compensation cost of $499,200, and an increase in overall operating expenses, including marketing services  and salaries.

RESEARCH AND DEVELOPMENT

Research and development (“R&D”) costs increased by $97,154 to $133,196 for the year ended December 31, 2011 compared to $36,042 for the year ended December 31, 2010. This increase in R&D costs was the result of an increase in engineering costs, consulting fees and software license fees due to a change in focus of our technology.

NET LOSS

Net loss increased by $(929,597) to $(1,546,503) for the year ended December 31, 2011, compared to $(616,906) for the year ended December 31, 2010. The increase in net loss was the result of an increase in operating expenses and non-cash stock compensation costs. Currently, operating costs exceed revenue because sales are not yet significant.  We cannot assure when or if revenue will commence or exceed operating costs.

Liquidity and Capital Resources

We had no cash at December 31, 2011, as compared to $3,311 for the prior year ended December 31, 2010.

During the year ended December 31, 2011, we used $(889,399) of cash for operating activities, as compared to $(408,325) for the prior year ended December 31, 2010. The increase of $(481,074) in cash used in operating activities was a result of an increase in net loss due to higher salaries, engineering costs and public relations expenses.

Cash used in investing activities for the current year ended December 31, 2011, was $(2,078), as compared to cash used of $(5,366) for the prior year ended December 31, 2010 to purchase equipment.

Cash provided by financing activities during the year ended December 31, 2011 was $888,166 as compared to $407,000 for the prior year ended December 31, 2010.  Our capital needs have primarily been met from the proceeds of equity financing and shareholder loans.

We will have additional capital requirements during 2012 necessary in order to complete research and development of working prototypes of our three-dimensional solar cells.  We also expect that we will require additional capital in order to fabricate and market arrays of these 3-D solar cells.  Although we cannot quantify these anticipated costs with specificity, we estimate that we will require approximately $700,000 in funding over the next 12 months of operations, split almost evenly between product development and concerted marketing and sales efforts.  We cannot assure that marketing and research and development costs in 2012 will not exceed or vary from those costs expected by management.  We intend to meet our cash requirements through the sale of shares of our common stock.  We cannot assure that we will be able to raise additional capital or obtain additional financing for our business.

We cannot assure that we will have sufficient capital to finance our growth and business operations or that such capital will be available on terms that are favorable to us or at all.  We are currently incurring operating deficits that are expected to continue for the foreseeable future.

Going Concern Qualification

We have incurred significant losses from operations, and such losses are expected to continue. Our auditors have included a “Going Concern Qualification” in their report for the year ended December 31, 2011.  In addition, we have limited working capital.  The foregoing raises substantial doubt about our ability to continue as a going concern.  Management’s plans include seeking additional capital.  We cannot guarantee that additional capital will be available when and to the extent required, or that if available, it will be on terms acceptable to us.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.  The “Going Concern Qualification” may make it substantially more difficult to raise capital.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA OF SOLAR3D, INC.

SOLAR3D, INC.

(A DEVELOPMENT STAGE COMPANY)

 FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Solar3D, Inc. (A Development Stage Company)
Santa Barbara, California

We have audited the accompanying balance sheets of Solar3D, Inc. (A Development Stage Company) as of December 31, 2011 and 2010, and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Solar3D, Inc. (A Development Stage Company) as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

/s/ HJ Associates & Consultants, LLP
HJ Associates & Consultants, LLP
Salt Lake City, Utah
March 27, 2012

SOLAR3D, INC.
BALANCE SHEETS
DECEMBER 31, 2011 AND 2010

	December 31, 2011	December 31, 2010

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$-	$3,311
Prepaid expense	25,000	24,822

TOTAL CURRENT ASSETS	25,000	28,133

PROPERTY & EQUIPMENT, at cost
Machinery & equipment	13,080	13,080
Computer equipment	57,795	55,717
Furniture & fixture	4,670	4,670
	75,545	73,467
Less accumulated depreciation	(69,514)	(67,923)

NET PROPERTY AND EQUIPMENT	6,031	5,544

OTHER ASSETS
Security deposit	2,975	2,975

TOTAL OTHER ASSETS	2,975	2,975

TOTAL ASSETS	$34,006	$36,652

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Bank Overdraft	$12,916	$-
Accounts payable	17,349	13,444
Accrued expenses	-	453,232
Accrued interest, other	-	25,025
Accrued interest, related parties	-	107,074
Convertible promissory note	-	65,000

TOTAL CURRENT LIABILITIES	30,265	663,775

SHAREHOLDERS' EQUITY/(DEFICIT)
Common stock, $.001 par value; 550,000,000 authorized shares; 118,283,724 and 100,689,829 shares issued and outstanding, respectively	118,283	100,689
Additional paid in capital	9,974,861	7,815,088
Deficit accumulated during the development stage	(10,089,403)	(8,542,900)

TOTAL SHAREHOLDERS' EQUITY/(DEFICIT)	3,741	(627,123)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY/(DEFICIT)	$34,006	$36,652

The accompanying notes are an integral part of these consolidated financial statements.

SOLAR3D, INC.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

			From Inception
			January 30,2002
	Year Ended		through
	December 31, 2011	December 31, 2010	December 31, 2011

REVENUE	$-	$-	$1,127,406

COST OF SERVICES	-	-	496,177

GROSS PROFIT	-	-	631,229

OPERATING EXPENSES
Selling, General and administrative expenses	1,363,642	571,895	6,287,148
Research and development	133,196	36,042	1,609,103
Impairment loss	-	-	1,753,502
Depreciation and amortization expense	1,591	500	121,838

TOTAL OPERATING EXPENSES	1,498,429	608,437	9,771,591

LOSS FROM OPERATIONS	(1,498,429)	(608,437)	(9,140,362)

OTHER INCOME/(EXPENSES) BEFORE PROVISION FOR INCOME TAXES
Interest income	66	-	10,321
Interest expense	(2,123)	(8,469)	(271,806)
Penalties	(29)	-	(184)
Gain/(loss) on investment	-	-	(73,121)
Loss on settlement of debt	(45,988)	-	(613,288)
Gain/(loss) on sale of asset	-	-	(963)

TOTAL OTHER INCOME/(EXPENSES)	(48,074)	(8,469)	(949,041)

NET LOSS	$(1,546,503)	$(616,906)	$(10,089,403)

BASIC AND DILUTED LOSS PER SHARE	$(0.01)	$(0.01)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING BASIC AND DILUTED	109,533,761	70,364,029

The accompanying notes are an integral part of these consolidated financial statements.

SOLAR3D, INC.
STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

				Accumulated
				Deficit During
			Additional	the
	Common stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Total
Balance from original Issuance at January 30, 2002 ($0.00425 per share) ($7,650 in cash and a patent at fair value of $5,100)	3,000,000	$3,000	$9,750	$-	$12,750

Issuance of common stock in February and March 2002 (100,000 shares at $1.25 per share in cash)	100,000	100	124,900	-	125,000

Issuance of common stock in April 2002 (8,000 shares at $1.25 per share in cash)	8,000	8	9,992	-	10,000

Issuance of common stock in April 2002 (8,000 shares as finders fees)	8,000	8	(8)	-	-

Issuance of common stock in May 2002 (56,000 shares at $1.25 per share in cash)	56,000	56	69,944	-	70,000

Issuance of common stock in May 2002 (8,000 shares as finders fees)	8,000	8	(8)	-	-

Issuance of common stock in June 2002 (20,000 shares at a price of $2.50 per share in cash)	20,000	20	49,980	-	50,000

Net Loss for the year ended December 31, 2002	-	-	-	(852,600)	(852,600)
Balance at December 31, 2002	3,200,000	3,200	264,550	(852,600)	(584,850)

Issuance of common stock in January 2003 (420,916 ata price of $0.3041 per share in cash)	420,916	421	127,579	-	128,000

Issuance of common stock in March 2003 (32,884 at a price of $0.3041 per share in cash)	32,884	33	9,967	-	10,000

Net Loss for the year ended December 31, 2003	-	-	-	(394,115)	(394,115)
Balance, December 31, 2003	3,653,800	3,654	402,096	(1,246,715)	(840,965)

Issuance of common stock in January 2004 (1,000 shares valued at $6,250 for services	1,000	1	6,249	-	6,250

Issuance of common stock in June 2004 (640,000 shares at $0.625 per share in conversion debt)	640,000	640	399,360	-	400,000

Issuance of common stock in June 2004 (400,000 shares at $0.625 per share for services)	400,000	400	249,600	-	250,000

Issuance of common stock in July through December 31, 2004 for cash	982,400	982	613,018	-	614,000

Net Loss for the year ended December 31, 2004	-	-	-	(573,454)	(573,454)
Balance at December 31, 2004	5,677,200	5,677	1,670,323	(1,820,169)	(144,169)

Issuance of common stock in January 2005 (548,800 shares at $0.625 per share for cash)	548,800	549	342,451	-	343,000

Issuance of common stock in March 2005 (12,000 shares at $0.50 per share for cash)	12,000	12	29,988	-	30,000

Issuance of 152,680 warrants for services	-	-	129,550	-	129,550

Issuance of common stock in April 2005 (12,000 shares at $2.50 per share for cash)	12,000	12	29,988	-	30,000

Issuance of common stock in May 2005 (10,682 shares at fair value for services)	10,682	10	8,058	-	8,068

Issuance of common stock in May 2005 (58,000 shares at $2.50 per share for cash)	58,000	58	144,942	-	145,000

Issuance of common stock in June 2005 (42,000 shares at $2.50 per share for cash)	42,000	42	104,958	-	105,000

Issuance of 10,400 warrants for services	-	-	23,400	-	23,400

Net Loss for the year ended December 31, 2005	-	-	-	(1,068,190)	(1,068,190)
Balance at December 31, 2005	6,360,682	6,360	2,483,658	(2,888,359)	(398,342)

Common stock warrants exercised in March 2006 (12,600 common stock warrants exercised at $0.625)	12,600	13	7,862	-	7,875

Private Placement in 2nd Qtr 2006 (16,000 shares at $3.75 per share for cash)	16,000	16	59,984	-	60,000

Stock Compensation Cost	-	-	35,008	-	35,008

Common stock warrants exercised in August 2006 (2,000 common stock warrants exercised at $0.625)	2,000	2	1,248	-	1,250

Issuance of common stock in December 2006 (6,286 shares issued at $1.75 for cash)	6,286	6	10,994	-	11,000

Investment in Sense Comm (24,000 common stock issued at $3.00 per share at FMV)	24,000	24	71,976	-	72,000

Stock Compensation Cost	-	-	4,847	-	4,847

Issuance of 24,800 warrants for services	-	-	46,861	-	46,861

Net Loss for the year ended December 31, 2006	-	-	-	(611,967)	(611,967)
Balance at December 31, 2006	6,421,568	6,421	2,722,438	(3,500,326)	(771,468)

Common stock warrants exercised in January 2007 (1,273 common stock warrants exercised for cash at $3.00)	1,273	1	3,817	-	3,818

Issuance of common stock in January 2007 (33,143 shares at $1.75 per share for cash)	33,143	33	57,967	-	58,000

Issuance of common stock in February 2007 (8,000 shares at $1.75 per share for cash)	8,000	8	13,992	-	14,000

Issuance of 24,000 warrants for services	-	-	49,487	-	49,487

Issuance of common stock in April 2007 (32,000 shares at $1.75 per share for cash)	32,000	32	55,968	-	56,000

Issuance of common stock in April 2007 (1,530 shares at $2.50 per share for services)	1,530	2	3,824	-	3,826

Exercise of stock options in June 2007 (10,000 shares at $0.625 per share for cash)	10,000	10	6,240	-	6,250

Conversion of note to common stock in June 2007 (114,286 shares at $1.75 per share in conversion of debt)	114,286	114	199,886	-	200,000

Issuance of common stock in June 2007 (16,000 shares at $1.25 per share for cash)	16,000	16	19,984	-	20,000

Issuance of common stock in July 2007 (61,600 shares at $1.25 per share for cash)	61,600	62	76,938	-	77,000

Issuance of common stock in July 2007 (120,000 shares at $2.00 per share for purchase of investment)	120,000	120	239,880	-	240,000

Issuance of common stock in August 2007 (4,000 shares at $1.25 per share for cash)	4,000	4	4,996	-	5,000

Issuance of common stock in September 2007 (19,200 shares at $1.25 per share for cash)	19,200	19	23,981	-	24,000

Issuance of 8,333 warrants for services	-	-	12,345	-	12,345

Stock compensation cost	-	-	17,092	-	17,092

Issuance of common stock in October 2007 (40,000 shares at $1.25 per share for cash)	40,000	40	49,960	-	50,000

Issuance of common stock in November 2007 (3,425 shares at $1.50 per share for services)	3,425	3	5,133	-	5,136

Issuance of common stock in December 2007 (345,000 shares at $1.00 per share for license fees)	345,000	345	344,655	-	345,000

Issuance of common stock in December 2007 (1,515,000 shares at $1.00 per share for purchase of subsidiary)	1,515,000	1,515	1,513,485	-	1,515,000

Net Loss for the year ended December 31, 2007	-	-	-	(1,025,773)	(1,025,773)
Balance at December 31, 2007	8,746,025	8,745	5,422,068	(4,526,099)	904,714

Issuance of common stock in March 2008 (2,649 shares at $1.25 per share for services)	2,649	3	3,308	-	3,311

Issuance of common stock in July 2008 (14,667 shares at $0.625 per share for services)	14,667	15	9,153	-	9,168

Issuance of common stock in September 2008 (60,000 shares at $0.175 per share for services)	60,000	60	10,440	-	10,500

Stock compensation cost	-	-	12,831	-	12,831

Issuance of common stock in September 2008 (14,000 shares at $0.2275 per share for services)	14,000	14	3,171	-	3,185

Contributed capital by shareholder	-	-	448,712	-	448,712

Net Loss for the year ended December 31, 2008	-	-	-	(2,349,831)	(2,349,831)
Balance at December 31, 2008	8,837,341	8,837	5,909,683	(6,875,930)	(957,410)

Issuance of common stock in April 2009 (1,240,000 shares at $0.1625 per share issued for services)	1,240,000	1,240	200,260	-	201,500

Issuance of common stock in May 2009 (18,648,018 shares at $0.0053625 per share issued for cash)	18,648,018	18,648	81,352	-	100,000

Issuance of common stock in May 2009 (350,000 shares at $0.1275 per share issued for services)	350,000	350	44,275	-	44,625

Issuance of common stock in May 2009 (380,000 shares at $0.1275 per share issued for conversion of promissory note)	380,000	380	48,070	-	48,450

Issuance of common stock in May 2009 (6,940,000 shares at $0.1275 per share issued for conversion of promissory note)	6,940,000	6,940	877,910	-	884,850

Contributed capital by shareholder	-	-	58,827	-	58,827

Net Loss for the year ended December 31, 2009	-	-	-	(1,050,064)	(1,050,064)
Balance at December 31, 2009	36,395,359	36,395	7,220,377	(7,925,994)	(669,222)

Issuance of common stock in February 2010 for cash (16,000,000 shares of common stock issued at $0.0125 per share)	16,000,000	16,000	184,000	-	200,000

Issuance of common stock in July 2010 for cash (44,444,444 shares of common stock issued at $0.00225 per share)	44,444,444	44,444	55,556	-	100,000

Issuance of common stock in August 2010 for cash (1,050,000 shares of common stock issued at $0.010476 per share)	1,050,000	1,050	9,950	-	11,000

Issuance of common stock in December 2010 for cash (2,800,000 shares of common stock issued at $0.05 per share)	2,800,000	2,800	137,200	-	140,000

Rounding shares	22	-	-	-	-

Stock compensation cost	-	-	208,005	-	208,005

Net loss for the year ended December 31, 2010	-	-	-	(616,906)	(616,906)
Balance at December 31, 2010	100,689,829	100,689	7,815,088	(8,542,900)	(627,123)

Issuance of common stock for cash and subscription payable prices per share between $0.05 and $0.075	13,203,338	13,203	855,297	-	868,500

Issuance of common stock for services price per share $0.15	650,000	650	96,850	-	97,500

Conversion of debt into common stock	1,839,500	1,840	136,123	-	137,963

Cashless exercise of warrants	1,781,927	1,782	(1,782)	-	-

Issuance of common stock for a fee at fair value of $7,148	119,130	119	7,029	-	7,148

Stock compensation cost	-	-	499,200	-	499,200

Contribution of capital from related party sale of subsidiary	-	-	560,306	-	560,306

Common stock subscription payable	-	-	6,750	-	6,750

Net loss for the year ended December 31, 2011	-	-	-	(1,546,503)	(1,546,503)

Balance at December 31, 2011	118,283,724	$118,283	$9,974,861	$(10,089,403)	$3,741

The accompanying notes are an integral part of these consolidated financial statements.

SOLAR3D, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

			From Inception
			January 30, 2002
	Years Ended		through
	December 31, 2011	December 31, 2010	December 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,546,503)	$(616,906)	$(10,089,403)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,591	500	121,838
Issuance of common shares and warrants for services	104,648	-	832,361
Issuance of common shares in conversion of debt	-	-	400,000
(Gain)/loss on investment	-	-	73,121
Stock Compensation Cost	499,200	208,005	776,983
Gain on sale of asset	-	-	963
Impairment loss	-	-	1,753,502
Loss on settlement of debt	45,988	-	613,288
Changes in Assets and Liabilities
(Increase) Decrease in:
Prepaid expenses	(178)	(24,822)	(25,000)
Deposits and other assets	-	-	2,025
Increase (Decrease) in:
Accounts payable	3,905	(32,138)	96,849
Accrued expenses	1,950	57,036	587,281

NET CASH USED IN OPERATING ACTIVITIES	(889,399)	(408,325)	(4,856,192)

NET CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of property and equipment	(2,078)	(5,366)	(81,198)
Sale of asset	-	-	3,963
Investment in companies	-	-	(6,121)

NET CASH USED IN INVESTING ACTIVITIES	(2,078)	(5,366)	(83,356)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank overdraft	12,916		12,916
Proceeds from notes payable related parties	-	-	1,174,342
Proceeds from convertible promissory note	-	-	129,000
Repayment of notes payable related party	-	(44,000)	(184,000)
Contributed capital by shareholder	-	-	19,197
Proceeds from subsidiary	-	-	300,000
Proceeds from subscription payable	6,750	-	6,750
Proceeds from issuance of common stock	868,500	451,000	3,473,693

NET CASH PROVIDED BY FINANCING ACTIVITIES	888,166	407,000	4,931,898

NET INCREASE IN CASH	(3,311)	(6,691)	(7,650)

CASH, BEGINNING OF PERIOD	3,311	10,002	7,650

CASH, END OF PERIOD	$-	$3,311	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$173	$-	$137,657
Income taxes	$-	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS
During the year ended December 31, 2011, the Company sold WDTI its subsidiary, for a secured note receivable of $100,000. The sale included the net book value of the assets and liabilities of  $(560,306). Also, 2,666,668 warrants to purchase shares of common stock were exercised through a cashless conversion for 1,781,927 shares of common stock.; 133,334 shares were issued for a subscription receivable; issued 1,839,500 shares of common stock for convertible debt. Also, the Company issued 650,000 shares for services at a fair value of $97,500.

The accompanying notes are an integral part of these consolidated financial statements.

SOLAR3D, INC.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2011 and 2010

1.      ORGANIZATION AND LINE OF BUSINESS

Organization
Solar3D, Inc. (the "Company") was incorporated in the state of Delaware on January 30, 2002.  The Company, based in Santa Barbara, California, began operations on January 30, 2002. We were originally formed in January 2002 as MachineTalker, Inc. in order to pursue the development of new wireless process control technology. In September 2010, we shifted our engineering and research focus to developing a new means for generating solar-produced electrical power, which we plan to patent and perfect for use in the manufacture of highly efficient solar cells.  In July 2010, we changed our company name to Solar3D, Inc. in order to better reflect our new business plan.

Line of Business
The Company is currently in the stage of developing and marketing a new three-dimensional version of solar cell technology in order to maximize the conversion of sunlight into electricity.  Conventional solar cells reflect a significant amount of incident sunlight losing much of the solar energy that could have been utilized to produce additional electrical power.  Inspired by light management techniques used in fiber optic devices, Solar3D is designing  a new type of solar cell, one that utilizes a three-dimensional design to trap sunlight inside the photovoltaic structure where it is reflected multiple times until much more of the energy is absorbed into the solar cell material.  We have applied for patent protection on what we believe to be a breakthrough design for the next generation in solar cell technology with increased efficiency and resulting in a lower cost per watt of electricity produced.

Going Concern
The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business.  The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern.  The Company does not generate significant revenue, and has negative cash flows from operations, which raise substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, an additional cash infusion. Management believes the existing shareholders and potential prospective new investors will provide the additional cash needed to meet the Company’s obligations as they become due, and will allow the development of its core of business.

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

Development Stage Activities and Operations
The Company has been in its initial stages of development and for the year ended December 31, 2011, had insignificant revenues. A development stage activity is one in which all efforts are devoted substantially to establishing a new business and even if planned principal operations have commenced, revenues are insignificant.

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

SOLAR3D, INC.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2011 and 2010

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

Depreciation expense as of December 31, 2011 and 2010 was $1,591 and $500 respectively.

Fair Value of Financial Instruments
Fair Value of Financial Instruments requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of December 31, 2011 and 2010, the amounts reported for cash, prepaid expenses, accounts payable, and accrued expenses approximate the fair value because of their short maturities.

Inventory
Inventories are stated at the lower of cost (first-in, first-out basis) or market, and consists of raw materials. There was no inventory for the years ended December 31, 2011 and 2010.

Advertising
The Company expenses advertising costs as incurred. Advertising costs for the years ended December 31, 2011 and 2010 were $11,523 and $5,472, respectively.

Research and Development Costs
Research and development costs are expensed as incurred. These costs consist primarily of consulting fees, salaries and direct payroll related costs. The costs for the years ended December 31, 2011 and 2010 were $133,196 and $36,042, respectively.

SOLAR3D, INC.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2011 and 2010

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock-Based Compensation
Share based payments apply to transactions in which an entity exchanges its equity instruments for goods or services, and also applies to liabilities an entity may incur for goods or services that are to follow a fair value of those equity instruments. We will be required to follow a fair value approach using an option-pricing model, such as the Black-Scholes option valuation model, at the date of a stock option grant. The deferred compensation calculated under the fair value method would then be amortized over the respective vesting period of the stock option. The adoption of share based compensation has no material impact on our results of operations.

Loss per Share Calculations
Loss per Share dictates the calculation of basic earnings per share and diluted earnings per share. Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. No shares for employee options or warrants were used in the calculation of the loss per share as they were all anti-dilutive. The Company’s diluted loss per share is the same as the basic loss per share for the years ended December 31, 2011 and 2010, as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss.

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

Reclassifications
Certain expenses of the year ended December 31, 2010, were reclassified to conform with the expenses in the year ended December 31, 2011.

Recently Issued Accounting Pronouncements
Management reviewed accounting pronouncements issued during the three months ended December 31, 2011, and no pronouncements were adopted during the period.

3.      INCOME TAXES

The Company files income tax returns in the U.S. federal jurisdiction and the state of California. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2009.

Deferred income taxes have been provided by temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. To the extent allowed by GAAP, we provide valuation allowances against the deferred tax assets for amounts when the realization is uncertain.Included in the balances at December 31, 2011 and 2010, are no tax positions for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductibility.  Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

SOLAR3D, INC.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2011 and 2010

3.      INCOME TAXES (Continued)

The Company's policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the periods ended December 31, 2011 and 2010, the Company did not recognize interest and penalties.

4.      DEFERRED TAX BENEFIT

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the year ended December 31, 2011 and 2010 due to the following:

	2011	2010
Book Income	$(665,000)	$(253,000)
Depreciation	-	-
Other	1,000	-
Stock for Services	42,000	83,000
Loss on Settlement of Debt	18,000	-
Stock Compensation Expense	200,000	-

Valuation Allowance	404,000	170,000

Income tax expense	$-	$-

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

Net deferred tax liabilities consist of the following components as of December 31, 2011 and 2010:

	2011	2010
Deferred tax assets:
NOL carryover	$2,383,000	$1,812,000
R&D	140,000	128,000
Contributions	1,000	1,000
Related party accruals	-	224,000

Deferred tax liabilities:
Depreciation	-	-

Less valuation allowance	(2,524,000)	(2,165,000)

Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry-forwards for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry-forwards may be limited as to use in future years.

SOLAR3D, INC.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2011 and 2010

5.      CAPITAL STOCK

During the year ended December 31, 2011, the Company issued 5,953,338 shares of common stock at a price of $0.075 per share for cash of $456,500, with warrants attached to purchase 2,333,334 shares of common stock; issued 5,616,670 shares of common stock at a price of $0.06 per share for cash of $337,000, with warrants attached to purchase 11,233,340 shares of common stock; issued 1,500,000 shares of common stock at a price of  $0.05 per share for cash of $75,000; and issued 1,839,500 shares of common stock with a fair value of $137,963 that were issued in conversion of $91,975 of debt resulting in the recognition of a $45,988 loss on settlement of debt. As part of the private placement in which warrants were attached for the purchase of common stock, an investor exercised 2,666,667 warrants through a cashless exercise to purchase 1,781,927 shares of common stock.  During the year ended December 31, 2011, the Company also issued 650,000 shares of common stock at $0.15 per share for services with a fair value of $97,500, and issued 119,130 shares of common stock for a fee with a fair value of $7,148.  Also, 133,334 shares of common stock were issued for a $10,000 subscription receivable, and the Company received cash of $6,750 for a subscription payable at the year ended December 31, 2011.

During the year ended December 31, 2010, the Company issued 16,000,000 shares of common stock at a price of $0.0125 for $200,000 in cash; 44,444,444 shares of common stock at a price of $0.00225 per share for $100,000 in cash; 1,050,000 shares of common stock at a price of $0.010476 per share for cash of $11,000; and 2,800,000 shares of common stock at a price of $0.05 per share for cash of $140,000.

6.      STOCK OPTIONS AND WARRANTS

During the year ended December 31, 2010, in consideration for services as a director of the Company, the Board of Directors issued to Mr. Nelson a nonqualified stock option to purchase up to 15,000,000 shares of the Company’s common stock.  The stock options were granted on July 22, 2010 and vest 1/36th per month commencing on a monthly basis for as long as he is an employee or consultant of the Company.  The stock options are exercisable for a period of seven years from the date of grant at an exercise price of $0.05 per share, as adjusted for the one for five reverse split of the Company’s common stock.

2011
Risk free interest rate	2.38%
Stock volatility factor	229%
Weighted average expected option life	7 years
Expected dividend yield	None

A summary of the Company’s stock option activity and related information follows:

	12/31/2011		12/31/2010
		Weighted		Weighted
	Number	average	Number	average
	of	exercise	of	exercise
	Options	price	Options	price
Outstanding, beginning of period	-	$-	-	$-
Granted	15,000,000	0.05	15,000,000	0.05
Exercised	-	-	-	-
Expired	-	-	-	-
Outstanding, end of period	15,000,000	$0.05	15,000,000	$0.05
Exercisable at the end of period	7,083,333	$0.05	2,083,333	$0.05
Weighted average fair value of options granted during the period		$-		$0.05

SOLAR3D, INC.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2011 and 2010

6.      STOCK OPTIONS AND WARRANTS (Continued)

The stock-based compensation expense recognized in the statement of operations during the years ended December 31, 2011 and 2010, is $499,200 and $208,005, respectively.

Warrants
A summary of the Company’s warrant activity and related information follows:

	12/31/2011		12/31/2010
		Weighted		Weighted
	Number	average	Number	average
	of	exercise	of	exercise
	Warrants	price	Warrants	price
Outstanding, beginning of period	131,614	$0.11	173,280	$0.11
Granted	16,900,008	-	-	-
Exercised	(2,666,668)	-	-	-
Expired	(11,614)	0.06	(41,666)	0.06
Outstanding, end of period	14,353,340	$0.06	131,614	$0.12
Exercisable at the end of period	14,353,340	$0.06	131,614	$0.05
Weighted average fair value of
options granted during the period		$0.00		$0.00

At December 31, 2011, the weighted average remaining contractual life of warrants outstanding:

			Weighted
			Average
			Remaining
Exercisable	Warrants	Warrants	Contractual
Prices	Outstanding	Exercisable	Life (years)
$0.12	100,000	100,000	-
$0.12	20,000	20,000	0.02
$0.08	1,333,334	1,333,334	4.42
$0.08	1,000,000	1,000,000	4.47
$0.08	1,333,334	1,333,334	4.54
$0.06	1,666,666	1,666,666	4.63
$0.06	1,000,000	1,000,000	4.69
$0.06	833,334	833,334	4.72
$0.06	666,668	666,668	4.75
$0.06	400,000	400,000	4.76
$0.06	833,334	833,334	4.81
$0.06	833,334	833,334	4.82
$0.06	833,334	833,334	4.86
$0.06	833,334	833,334	4.88
$0.06	1,000,000	1,000,000	4.90
$0.06	1,000,000	1,000,000	4.94
$0.06	666,668	666,668	4.96
	14,353,340	14,353,340

The majority of the warrants were issued through equity financing, and has a cashless exercise option to purchase 14,233,340 shares of common stock as of December 31, 2011.

SOLAR3D, INC.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2011 and 2010

7.   CONVERTIBLE PROMISSORY NOTES

During the year ended December 31, 2007, the Company entered into a two (2) year convertible promissory note that matured on October 16, 2009. The principal amount of the note was $65,000, which had a stated interest rate of 12% per annum. During the period ended September 30, 2011, the principal and interest on the note were converted into 1,839,500 shares of common stock for book value of $91,975.  The Company recognized a loss on settlement of debt of $45,988 based on fair market value of the shares of common stock issued for settlement of the debt on the date of the transaction.

8.      RELATED PARTY

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

9.   SUBSEQUENT EVENTS

Management has evaluated subsequent events according to the requirements of ASC TOPIC 855, and has reported the following events;

During the month of January 2012, the Company issued 800,000 shares of common stock at a price of $0.05 for cash of $40,000, with warrants attached to purchase 1,600,000 shares of common stock at a price of $0.05 per share.

On February 3, 2012, the Company issued 160,000 shares of common stock at a price of $0.05 per share for cash of $8,000, with warrants attached to purchase 320,000 shares of common stock at a price of $0.05 per share.

On February 13th  and 22nd , 2012, the Company issued 1,385,714 shares of common stock at a price of $0.035 for cash of $48,500,  with warrants attached to purchase 2,771,428 shares of common stock at a price of $0.035 per share.

On February 24, 2012, the Company issued  300,000 shares of common stock at a price of $0.030 per share for cash of $9,000, with warrants attached to purchase 600,000 shares of common stock at a price of $0.03 per share.

On March 7th and 9th , 2012, the Company issued 1,133,334 shares of common stock at a price of $0.03 per share for cash of $34,000, with warrants attached to purchase 2,266,666 shares of common stock at a price of $0.03 per share.

ITEM 9. HANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended.  Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  We have identified the following material weaknesses:

As of December 31, 2011, we did not maintain effective controls over the control environment.  Specifically, the board of directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-B.  Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

Because of this material weakness, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2011, based on the criteria established in “Internal Control-Integrated Framework” issued by the COSO.

No Attestation Report by Independent Registered Accountant

The effectiveness of our internal control over financial reporting as of December 31, 2011 has not been audited by our independent registered public accounting firm by virtue of our exemption from such requirement as a smaller reporting company.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting through the date of this report or during the quarter ended December 31, 2011, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Corrective Action

Management plans to seek a candidate who would qualify as a financial expert to join our Board of Directors as an independent director to become the member of our audit committee.  Improvements in our disclosure controls and procedures and in our internal control over financial reporting  depends on our ability to add additional financial personnel and independent directors to provide more internal checks and balances, and to provide qualified independence for our audit committee.  We believe we will be able to commence achieving these goals once our sales and cash flow grow and our financial condition improves.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table lists our executive officers and directors as of December 31, 2011:

Name	Age	Position

Roland F. Bryan (1)	77	President, Chief Financial Officer, Secretary, and Chairman of the Board of Directors

James B. Nelson	59	Chief Executive Officer and Director

Mark J. Richardson	58	Director

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

Roland F. Bryan has been the president and chairman of the board of directors of Solar3D since our inception in January 2002, the chief financial officer of Solar3D since November 2003, the secretary of Solar3D since May 2006, and the chief executive officer of Solar3D from inception to October 2010.  For the six years prior to founding Solar3D, Mr. Bryan was self employed as an independent advisor to several high-tech companies on corporate organization, management, marketing and product development.  Mr. Bryan’s professional background is in the areas computer science research and process control through computer automation.  During the last 25 years he has built up and sold several high-tech companies in the fields of telecommunications networking, military computer systems and commercial equipment for network access.  In 1974, he founded Associated Computer Consultants, Inc., a company that implemented interconnections to the first packet network for many United States government agencies.  In 1983, the name of the company was changed to Advanced Computer Communications, Inc. and continued to produce networking products for both military and commercial applications.  Advanced Computer Communications made the Inc. 500 List of Fastest Growing Companies in 1984.  In 1991, the company was split into two separate businesses, one to concentrate on military products, the other to concentrate on commercial products.  Advanced Computer Communications was acquired by Ericsson in 1998 for $265 million.  In September 1994, Wired Magazine honored Mr. Bryan and 18 others, as the “Creators of the Internet.”

Mr. Bryan’s qualifications:

•	Leadership experience - Chairman of the board, founder and chief executive officer of Solar3D since our inception in January 2002.
•	Finance experience - As founder and president, and chief financial officer, Mr. Bryan has supervised our financial management since our inception.
•	Industry experience - Mr. Bryan is the founder of Solar3D who has developed and implemented our business plan since inception.
•
Government experience - Mr. Bryan has secured a number of long-term government contracts for the provision of products and consulting engineering services to the U.S. military and other government agencies.

•
Technology and education experience - Mr. Bryan is an inventor of our proprietary MachineTalker technology and an advisor to the researchers involved in development of our new 3-D solar cell technology.  Mr. Bryan holds a number of patents in computer science and communications technology.

James B. Nelson has been a director and chief executive officer of Solar3D since October 2010.  Mr. James Nelson began his executive career 30 years ago at Bain and Company, a business strategy consulting firm, where he managed a team of consultants on four continents solving CEO-level programs for global companies.  Prior to joining Solar3D, he spent 20 years working in the private equity industry as both a capital partner and operating CEO to portfolio companies.  Mr. Nelson was a general partner at Peterson Partners (2007-2009) and at Millennial Capital Partners (1991-2010--previously known as Invest West Capital).  In addition to his responsibilities in acquisition and divestiture, Mr. Nelson worked as an executive of a number of portfolio companies. He served as chief executive officer of Euro-Tek Store Fixture, LLC, chairman of the board of American Retail Interiors, chairman of the board and chief executive officer of Panelview Inc. and chairman of the board of Critical Power Exchange, as well as sitting on numerous boards both in and out of the private equity funds’ portfolios.  Prior to his years in private equity, Mr. Nelson served as Vice President of Marketing at Banana Republic/The Gap, where he managed company-wide marketing, as well as the initial international expansion of Banana Republic.  He was also general manager for Banana Republic’s highly profitable catalog division.  He also served as Vice President of Marketing and Corporate Development at Saga Corporation, a multi-billion dollar food service company.  Mr. Nelson received his MBA from Brigham Young University, where he graduated summa cum laude and was named the Outstanding Master of Business Administration Graduate.

Mr. Nelson’s qualifications:

•
Leadership experience – Chief executive officer since October 2010, and previously general partner at Peterson Partners (2007-2009) and at Millennial Capital Partners (1991-2010--previously known as Invest West Capital).  He has also served as the chief executive officer of Euro-Tek Store Fixture, LLC and Panelview Inc.

•	Industry experience - Mr. Nelson has worked in the solar industry since October 2010.
•	Education experience - Mr. Nelson received his MBA from Brigham Young University, where he graduated summa cum laude and was named the Outstanding Master of Business Administration Graduate.

Mark J. Richardson has been a director of Solar3D since October 2008.  Mr. Richardson has been a securities lawyer since he graduated from the University of Michigan Law School in 1978.  He practiced as an associate and partner in large law firms until 1993, when he established his own practice under the name Richardson & Associates.  He has been the principal securities counsel on a variety of equity and debt placements for corporations, partnerships, and real estate companies.  His practice includes public and private offerings, venture capital placements, debt restructuring, compliance with federal and state securities laws, representation of publicly traded companies, Nadsaq filings, corporate law, partnerships, joint ventures, mergers, asset acquisitions, and stock purchase agreements.  As a partner in a major international law firm in the 1980’s, Mr. Richardson participated in the leveraged buyout and recapitalization of a well known producer of animated programming for children, financed by Prudential Insurance and Bear Stearns, Inc.  He was also instrumental in restructuring the public debentures of a real estate company without resorting to a bankruptcy proceeding.  From 1986 to 1993 Mr. Richardson was a contributing author to State Limited Partnerships Laws – California Practice Guide, Prentice Hall Law and Business.  Prior to receiving his juris doctor degree cum laude from the University of Michigan Law School in 1978, Mr. Richardson received a bachelor of science degree summa cum laude in Resource Economics from the University of Michigan School of Natural Resources in 1975, where he earned the Bankstrom Prize for academic excellence and achieved Phi Beta Kappa honors.  Mr. Richardson is an active member of the Los Angeles County and California State Bar Associations, including the Section on Corporations, Business and Finance and the Section on Real Estate.  Richardson & Associates is outside corporate legal counsel for Solar3D and certain of our affiliates.

Mr. Richardson’s qualifications:

•	Leadership experience – Established his own law practice under the name Richardson & Associates in 1993.
•
Industry experience - Mr. Richardson’s practice includes public and private offerings, venture capital placements, debt restructuring, compliance with federal and state securities laws, representation of publicly traded companies, Nasdaq filings, corporate law, partnerships, joint ventures, mergers, asset acquisitions, and stock purchase agreements.

•
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

Limitation of Liability and Indemnification of Officers and Directors

Under Delaware General Corporation Law and our articles of incorporation, our directors will have no personal liability to us or our stockholders for monetary damages incurred as the result of the breach or alleged breach by a director of his “duty of care.”  This provision does not apply to the directors’ (i) acts or omissions that involve intentional misconduct or a knowing and culpable violation of law, (ii) acts or omissions that a director believes to be contrary to the best interests of the corporation or our shareholders or that involve the absence of good faith on the part of the director, (iii) approval of any transaction from which a director derives an improper personal benefit, (iv) acts or omissions that show a reckless disregard for the director’s duty to the corporation or our shareholders in circumstances in which the director was aware, or should have been aware, in the ordinary course of performing a director’s duties, of a risk of serious injury to the corporation or our shareholders, (v) acts or omissions that constituted an unexcused pattern of inattention that amounts to an abdication of the director’s duty to the corporation or our shareholders, or (vi) approval of an unlawful dividend, distribution, stock repurchase or redemption. This provision would generally absolve directors of personal liability for negligence in the performance of duties, including gross negligence.

The effect of this provision in our articles of incorporation is to eliminate the rights of Solar3D and our stockholders (through stockholder’s derivative suits on behalf of Solar3D) to recover monetary damages against a director for breach of his fiduciary duty of care as a director (including breaches resulting from negligent or grossly negligent behavior) except in the situations described in clauses (i) through (vi) above.  This provision does not limit nor eliminate the rights of Solar3D or any stockholder to seek non-monetary relief such as an injunction or rescission in the event of a breach of a director’s duty of care.  In addition, our Articles of Incorporation provide that if Delaware law is amended to authorize the future elimination or limitation of the liability of a director, then the liability of the directors will be eliminated or limited to the fullest extent permitted by the law, as amended.  Delaware General Corporation Law grants corporations the right to indemnify their directors, officers, employees and agents in accordance with applicable law. Our bylaws provide for indemnification of such persons to the full extent allowable under applicable law.  These provisions will not alter the liability of the directors under federal securities laws.

We intend to enter into agreements to indemnify our directors and officers, in addition to the indemnification provided for in our bylaws.  These agreements, among other things, indemnify our directors and officers for certain expenses (including attorneys’ fees), judgments, fines, and settlement amounts incurred by any such person in any action or proceeding, including any action by or in the right of Solar3D, arising out of such person’s services as a director or officer of Solar3D, any subsidiary of Solar3D or any other company or enterprise to which the person provides services at the request of Solar3D.  We believe that these provisions and agreements are necessary to attract and retain qualified directors and officers.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling Solar3D pursuant to the foregoing provisions, Solar3D has been informed that in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

Board Committees

Our board of directors has appointed an audit committee.  As of March 15, 2012, the sole member of the audit committee is Roland F. Bryan, who may not be considered to be independent as defined in Rule 4200 of Nasdaq’s listing standards.  The board of directors has adopted a written charter of the audit committee.  The audit committee is authorized by the board of directors to review, with our independent accountants, our annual financial statements prior to publication, and to review the work of, and approve non-audit services performed by, such independent accountants.  The audit committee will make annual recommendations to the board for the appointment of independent public accountants for the ensuing year.  The audit committee will also review the effectiveness of the financial and accounting functions and our organization, operations and management.  The audit committee was formed on February 8, 2005.  The audit committee held one meeting during fiscal year ended December 31, 2011.

Our board of directors does not have a compensation committee so all decisions with respect to management compensation are made by the whole board.  Our board of directors does not have a nominating committee. Therefore, the selection of persons or election to the board of directors was neither independently made nor negotiated at arm’s length.

Report of the Audit Committee

Our audit committee has reviewed and discussed our audited financial statements for the fiscal year ended December 31, 2011 with senior management.  The audit committee has also discussed with HJ Associates & Consultants, LLP, Certified Public Accountants, our independent auditors, the matters required to be discussed by the statement on Auditing Standards No. 61 (Communication with Audit Committees) and received the written disclosures and the letter from HJ required by Independence Standards Board Standard No. 1 (Independence Discussion with Audit Committees). The audit committee has discussed with HJ the independence of HJ as our auditors.  Finally, in considering whether the independent auditors provision of non-audit services to us is compatible with the auditors’ independence for HJ, our audit committee has recommended to the board of directors that our audited financial statements be included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 for filing with the United States Securities and Exchange Commission.  Our audit committee did not submit a formal report regarding its findings.

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

Code of Conduct

We have adopted a code of conduct that applies to all of our directors, officers and employees.  The text of the code of conduct has been posted on Solar3D’s internet website and can be viewed at www.Solar3D.com.  Any waiver of the provisions of the code of conduct for executive officers and directors may be made only by the audit committee and, in the case of a waiver for members of the audit committee, by the board of directors. Any such waivers will be promptly disclosed to our shareholders.

Compliance with Section 16(A) of Exchange Act

Section 16(a) of the Exchange Act requires our officers and directors, and certain persons who own more than 10% of a registered class of our equity securities (collectively, “Reporting Persons”), to file reports of ownership and changes in ownership (“Section 16 Reports”) with the Securities and Exchange Commission.  Reporting Persons are required by the SEC to furnish us with copies of all Section 16 Reports they file.

Based solely on our review of the copies of such Section 16 Reports received by us, or written representations received from certain Reporting Persons, all Section 16(a) filing requirements applicable to our Reporting Persons during and with respect to the fiscal year ended December 31, 2011 have been complied with on a timely basis.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The following Compensation Discussion and Analysis describes the material elements of compensation for our executive officers identified in the Summary Compensation Table (“Named Executive Officers”), and executive officers that we may hire in the future. As more fully described below, our board of directors makes all decisions for the total direct compensation of our executive officers, including the Named Executive Officers.  We do not have a compensation committee, so all decisions with respect to management compensation are made by the whole board.

Compensation Program Objectives and Rewards

Our compensation philosophy is based on the premise of attracting, retaining, and motivating exceptional leaders, setting high goals, working toward the common objectives of meeting the expectations of customers and stockholders, and rewarding outstanding performance. Following this philosophy, in determining executive compensation, we consider all relevant factors, such as the competition for talent, our desire to link pay with performance in the future, the use of equity to align executive interests with those of our stockholders, individual contributions, teamwork and performance, and each executive’s total compensation package.  We strive to accomplish these objectives by compensating all executives with total compensation packages consisting of a combination of competitive base salary and incentive compensation.

While we have only hired one additional executive since inception because our business has not grown sufficiently to justify additional hires, we expect to grow and hire in the future.  One of our Named Executive Officers has been with us for many years and his compensation has basically been static, based primarily on the level at which we can afford to retain him and his responsibilities and individual contributions.  To date, we have not applied a formal compensation program to determine the compensation of the Named Executives Officers.  In the future, as we and our management team expand, our board of directors expects to add independent members, form a compensation committee comprised of independent directors, and apply the compensation philosophy and policies described in this section of the Form 10-K.

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

•	Base salary and benefits are designed to attract and retain employees over time.
•	Incentive compensation awards are designed to focus employees on the business objectives for a particular year.
•
Equity incentive awards, such as stock options and non-vested stock, focus executives’ efforts on the behaviors within the recipients’ control that they believe are designed to ensure our long-term success as reflected in increases to our stock prices over a period of several years, growth in our profitability and other elements.

•
Severance and change in control plans are designed to facilitate a company’s ability to attract and retain executives as we compete for talented employees in a marketplace where such protections are commonly offered.  We currently have not given separation benefits to any of our Name Executive Officers.

Benchmarking

We have not yet adopted benchmarking but may do so in the future.  When making compensation decisions, our board of directors may compare each element of compensation paid to our Named Executive Officers against a report showing comparable compensation metrics from a group that includes both publicly-traded and privately-held companies.  Our board believes that while such peer group benchmarks are a point of reference for measurement, they are not necessarily a determining factor in setting executive compensation as each executive officer’s compensation relative to the benchmark varies based on scope of responsibility and time in the position.  We have not yet formally established our peer group for this purpose.

The Elements of Solar3D’s Compensation Program

Base Salary

Executive officer base salaries are based on job responsibilities and individual contribution.  The board reviews the base salaries of our executive officers, including our Named Executive Officers, considering factors such as corporate progress toward achieving objectives (without reference to any specific performance-related targets) and individual performance experience and expertise.  None of our Named Executive Officers have employment agreements with us.  Additional factors reviewed by the board of directors in determining appropriate base salary levels and raises include subjective factors related to corporate and individual performance.  For the year ended December 31, 2011, all executive officer base salary decisions were approved by the board of directors.

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

Incentive Compensation Awards

The Named Executives have not been paid bonuses and our board of directors has not yet established a formal compensation policy for the determination of bonuses.  If our revenue grows and bonuses become affordable and justifiable, we expect to use the following parameters in justifying and quantifying bonuses for our Named Executive Officers and other officers of Solar3D: (1) the growth in our revenue, (2) the growth in our earnings before interest, taxes, depreciation and amortization, as adjusted (“EBITDA”), and (3) our stock price.  The board has not adopted specific performance goals and target bonus amounts for any of our fiscal years, but may do so in the future.

Equity Incentive Awards

Our board has not yet adopted a management equity incentive plan and no stock options or other equity incentive awards have yet been made to any of our Named Executives or other officers or employees of Solar3D, except for the one-time grant of 15,000,000 stock options to James B. Nelson, our chief executive officer, in 2010.  In the future we plan to adopt a formal management equity incentive plan pursuant to which we plan to grant stock options and make restricted stock awards to members of management, which would not be assignable during the executive’s life, except for certain gifts to family members or trusts that benefit family members.  These equity incentive awards, we believe, would motivate our employees to work to improve our business and stock price performance, thereby further linking the interests of our senior management and our stockholders.  The board will consider several factors in determining whether awards are granted to an executive officer, including those previously described, as well as the executive’s position, his or her performance and responsibilities, and the amount of options or other awards, if any, currently held by the officer and their vesting schedule.  Our policy will prohibit backdating options or granting them retroactively.

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

Executive Officer Compensation

The following table sets forth the total compensation paid in all forms to the executive officers and directors of Solar3D during the periods indicated:

Summary Compensation Table

Name and Principal Position (1)	Year	Salary		Bonus	Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total

James B. Nelson,	2010	$50,000	(1)	0	$1,497,636	0	0	0	$1,547,636
Chief Executive Officer	2011	$258,333	(2)	0	0	0	0	0	$255,000

Roland F. Bryan,	2010	$105,000		0	0	0	0	0	$105,000
President and Chief Financial Officer	2011	$60,000		0	0	0	0	0	$60,000

Officers as a Group	2010	$155,000		0	1,497,636	0	0	0	$1,652,636
	2011	$318,333		0	0	0	0	0	$315,00

(1)  Based on an annual salary of $200,000 per year.

(2)  Based on an annual salary of $200,000 through February 28, 2011 and $270,000 thereafter.

Employment Agreements

We have not entered into any employment agreements with our executive officers to date.  We may enter into employment agreements with them in the future.

Outstanding Equity Awards

The following table sets forth information with respect to unexercised stock options, stock that has not vested, and equity incentive plan awards held by our executive officers at December 31, 2011.

Option Awards

Name	Number of Securities Underlying Unexercised Options Exercisable		Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date

James B. Nelson, Chief Executive Officer	7,083,333	(1)	7,916,667	$0.05	July 22, 2017

(1)
On July 22, 2010, Mr. Nelson received nonqualified stock options to purchase 15,000,000 shares of our common stock at an exercise price of $0.05 per share exercisable until July 22, 2017 in consideration for his services to us.  These stock options vest 1/36th per month, commencing on August 21, 2010, on a monthly basis for as long as Mr. Nelson is an employee or consultant of Solar3D.

Option Exercises and Stock Vested

None of our executive officers exercised any stock options or acquired stock through vesting of an equity award during the fiscal year ended December 31, 2011.

Director Compensation

No compensation was paid to our directors and no stock or option awards for directors were outstanding on December 31, 2011.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the names of our executive officers and directors and all persons known by us to beneficially own 5% or more of the issued and outstanding common stock of Solar3D at March 15, 2012.  Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission.  In computing the number of shares beneficially owned by a person and the percentage of ownership of that person, shares of common stock subject to options held by that person that are currently exercisable or become exercisable within 60 days of March 15, 2012 are deemed outstanding even if they have not actually been exercised.  Those shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person.  The percentage ownership of each beneficial owner is based on 122,062,772 outstanding shares of common stock.  Except as otherwise listed below, the address of each person is c/o Solar3D, Inc., 6500 Hollister Avenue, Suite 130, Goleta, California 93117.  Except as indicated, each person listed below has sole voting and investment power with respect to the shares set forth opposite such person’s name as of March 15, 2012.

Name, Title, and Address of Stockholder	Number of Shares Beneficially Owned (1)		Percentage Ownership

Roland F. Bryan, President, Chief Financial Officer, and Chairman	15,722,495	(2)	12.9%

James B. Nelson, Chief Executive Officer and Director	7,083,333	(3)	5.8%

Mark J. Richardson, Director 1453 Third Street Promenade, Suite 315 Santa Monica, California 90401	2,304,000		1.9%

All Current Executive Officers as a Group (Three Persons)	25,109,828		20.06%

Cumorah Capital	26,695,950		21.9%

Pearl Innovations, LLC	23,565,950		19.3%

(1)
Except as pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned. The total number of issued and outstanding shares and the total number of shares owned by each person does not include unexercised warrants and stock options, and is calculated as of March 15, 2012.

(2)
Includes 940,000 shares owned by the Bryan Family Trust.  Mr. Bryan holds an option to purchase 216,000 shares from two existing shareholders at $2.50 per share, after accounting for reverse stock splits.

(3)	Includes 7,083,333 shares which may be purchased pursuant to stock options that are exercisable within 60 days of March 15, 2012.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

As of March 15, 2012, our sole member of the audit committee is Roland F. Bryan, who may not be considered to be independent as defined in Rule 4200 of the National Association of Securities Dealers’ listing standards.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

HJ Associates & Consultants, LLP, Certified Public Accountants is our principal auditing accountant firm.  HJ has provided other non-audit services to us.  The audit committee approved the engagement of HJ before HJ rendered audit and non-audit services to us.

Each year the independent auditor’s retention to audit our financial statements, including the associated fee, is approved by the Board before the filing of the previous year’s Annual Report on Form 10-K.

HJ Fees

	2011	2010

Audit Fees(1)	$25,700	$27,500	(1)
Audit Related Fees	-0-	- 0 -
Tax Fees(2)	740	1,618	(2)
All Other Fees	-0-	- 0 -
	$26,440	$29,118

(1)	Audit fees consist of fees for the audit of our financial statements and review of the financial statements included in our quarterly reports.

(2)	Tax fees consist of fees for the preparation of original federal and state income tax returns and fees for miscellaneous tax consulting services.

Pre-Approval Policies and Procedures of Audit and Non-Audit Services of Independent Registered Public Accounting Firm

The audit committee’s policy is to pre-approve, typically at the beginning of our fiscal year, all audit and non-audit services, other than de minimis non-audit services, to be provided by an independent registered public accounting firm.  These services may include, among others, audit services, audit-related services, tax services and other services and such services are generally subject to a specific budget.  The independent registered public accounting firm and management are required to periodically report to the full board of directors regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval, and the fees for the services performed to date.  As part of the board’s review, the board will evaluate other known potential engagements of the independent auditor, including the scope of work proposed to be performed and the proposed fees, and approve or reject each service, taking into account whether the services are permissible under applicable law and the possible impact of each non-audit service on the independent auditor’s independence from management.  At audit committee meetings throughout the year, the auditor and management may present subsequent services for approval.  Typically, these would be services such as due diligence for an acquisition, that would not have been known at the beginning of the year.

The audit committee has considered the provision of non-audit services provided by our independent registered public accounting firm to be compatible with maintaining their independence.  The audit committee will continue to approve all audit and permissible non-audit services provided by our independent registered public accounting firm.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits

Exhibit No.	Description
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

31.1	Section 302 Certification of Principal Executive Officer
31.1	Section 302 Certification of Principal Accounting Officer
32.1	Section 906 Certification of Principal Executive Officer
32.2	Section 906 Certification of Principal Accounting Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 27, 2012                                                                           SOLAR3D, INC.

By:  /s/ James B. Nelson
James B. Nelson, Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ James B. Nelson	Dated: March 27, 2012
James B. Nelson, Director and Chief Executive Officer
(Principal Executive Officer)

By: /s/ Roland F. Bryan	Dated: March 27, 2012
Roland F. Bryan, Chairman of the Board, President, and
Chief Financial Officer (Principal Accounting Officer)

By: /s/ Mark J. Richardson	Dated: March 27, 2012
Mark J. Richardson, Director