Form 10-Q
period 2012-03-31
SOLAR3D, INC.
filed 2012-05-15
CIK 1172631

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012.
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

The number of shares of registrant’s common stock outstanding as of May 14, 2012 was 121,972,296.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

SOLAR3D, INC.
(A Development Stage Company)
BALANCE SHEETS

	March 31, 2012	December 31, 2011
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$-	$-
Prepaid expense	18,750	25,000

TOTAL CURRENT ASSETS	18,750	25,000

PROPERTY & EQUIPMENT, at cost
Machinery & equipment	13,080	13,080
Computer equipment	57,795	57,795
Furniture & fixture	4,670	4,670
	75,545	75,545
Less accumulated depreciation	(69,916)	(69,514)

NET PROPERTY AND EQUIPMENT	5,629	6,031

OTHER ASSETS
Security deposit	2,975	2,975

TOTAL OTHER ASSETS	2,975	2,975

TOTAL ASSETS	$27,354	$34,006

LIABILITIES AND SHAREHOLDERS' EQUITY/(DEFICIT)

CURRENT LIABILITIES
Bank Overdraft	$6,632	$12,916
Accounts payable	34,699	17,349
Accrued expenses	15,848	-
Accrued interest, related parties	241	-
Notes payable	78,500	-

TOTAL CURRENT LIABILITIES	135,920	30,265

TOTAL LIABILITIES	135,920	30,265

SHAREHOLDERS' EQUITY/(DEFICIT)
Common stock, $.001 par value; 550,000,000 authorized shares; 120,972,296 and 118,283,724 shares issued and outstanding, respectively	120,972	118,283
Additional paid in capital	10,187,222	9,974,861
Deficit accumulated during the development stage	(10,416,760)	(10,089,403)

TOTAL SHAREHOLDERS' EQUITY/(DEFICIT)	(108,566)	3,741

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY/(DEFICIT)	$27,354	$34,006

The accompanying notes are an integral part of these consolidated financial statements.

SOLAR3D, INC.
(A Development Stage Company)
 STATEMENTS OF OPERATIONS
(Unaudited)

			From Inception
			January 30,2002
	Three Months Ended		through
	March 31, 2012	March 31, 2011	March 31, 2012

REVENUE	$-	$-	$1,127,406

COST OF SERVICES	-	-	496,177

GROSS PROFIT	-	-	631,229

OPERATING EXPENSES
Selling, General and administrative expenses	273,476	313,232	6,560,624
Research and development	53,237	21,299	1,668,340
Impairment loss	-	-	1,753,502
Depreciation and amortization expense	402	571	116,240

TOTAL OPERATING EXPENSES	327,115	335,102	10,098,706

LOSS FROM OPERATIONS	(327,115)	(335,102)	(9,467,477)

OTHER INCOME/(EXPENSES)
Interest income	-	-	10,321
Interest expense	(242)	(2,093)	(272,048)
Penalties	-	-	(184)
Gain/(loss) on investment	-	-	(73,121)
Loss on settlement of debt	-	-	(613,288)
Gain/(loss) on sale of asset	-	-	(963)

TOTAL OTHER INCOME/(EXPENSES)	(242)	(2,093)	(949,283)

NET LOSS	$(327,357)	$(337,195)	$(10,416,760)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING BASIC AND DILUTED	119,534,136	102,497,253

The accompanying notes are an integral part of these consolidated financial statements.

SOLAR3D, INC.
(A Development Stage Company)
STATEMENT OF SHAREHOLDERS' EQUITY/(DEFICIT)

				Accumulated
				Deficit During
			Additional	the
	Common stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Total
Balance at December 31, 2011	118,283,724	$118,283	$9,974,861	$(10,089,403)	$3,741

Issuance of common stock for cash and subscription payable (price per share between $0.03 and $0.05) (unaudited)	2,688,572	2,689	87,561	-	90,250

Stock compensation cost (unaudited)	-	-	124,800	-	124,800

Net loss for the three months ended March 31, 2012 (unaudited)	-	-	-	(327,357)	(327,357)

Balance at March 31, 2012 (unaudited)	120,972,296	$120,972	$10,187,222	$(10,416,760)	$(108,566)

The accompanying notes are an integral part of these consolidated financial statements.

SOLAR3D, INC.
(A Development Stage Company)
 STATEMENTS OF CASH FLOWS
(Unaudited)

			From Inception
			January 30, 2002
	Three Months Ended		through
	March 31, 2012	March 31, 2011	March 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(327,357)	$(337,195)	$(10,416,760)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	402	571	122,240
Issuance of common shares and warrants for services	-	-	832,361
Issuance of common shares in conversion of debt	-	-	400,000
(Gain)/loss on investment	-	-	73,121
Stock Compensation Cost	124,800	124,803	901,783
Gain on sale of asset	-	-	963
Impairment loss	-	-	1,753,502
Loss on settlement of debt	-	-	613,288
Changes in Assets and Liabilities
(Increase) Decrease in:
Prepaid expenses	6,250	6,000	(18,750)
Deposits and other assets	-	-	2,025
Increase (Decrease) in:
Accounts payable	17,350	4,129	114,199
Accrued expenses	16,089	10,083	603,370

NET CASH USED IN OPERATING ACTIVITIES	(162,466)	(191,609)	(5,018,658)

NET CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of property and equipment	-	-	(81,198)
Sale of asset	-	-	3,963
Investment in companies	-	-	(6,121)

NET CASH USED IN INVESTING ACTIVITIES	-	-	(83,356)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank overdraft	(6,284)	-	6,632
Proceeds from notes payable related parties	78,500	47,000	1,252,842
Proceeds from convertible promissory note	-	-	129,000
Repayment of notes payable related party	-	(47,000)	(184,000)
Contributed capital by shareholder	-	-	19,197
Proceeds from subsidiary	-	-	300,000
Proceeds from subscription payable	-	-	6,750
Proceeds from issuance of common stock and subscription payable	90,250	309,000	3,563,943

NET CASH PROVIDED BY FINANCING ACTIVITIES	162,466	309,000	5,094,364

NET INCREASE/DECREASE IN CASH	-	117,391	(7,650)

CASH, BEGINNING OF PERIOD	-	3,311	7,650

CASH, END OF PERIOD	$-	$120,702	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$-	$134	$137,657
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

SOLAR3D, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS-UNAUDITED
MARCH 31, 2012

1.     BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 2011.

Going Concern
The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business.  The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern.  The Company does not generate significant revenue, and has negative cash flows from operations, which raise substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, an additional cash infusion. The Company has obtained funds from its shareholders since its inception through March 31, 2012. It is Management's plan to generate additional working capital from investors, and then continue to pursue its business plan and purposes.

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

        Development Stage Activities and Operations
The Company has been in its initial stages of formation and for the three months ended March 31, 2012, had no  revenues.  A development stage activity is one in which all efforts are devoted substantially to establishing a new business and even if planned principal operations have commenced, revenues are insignificant.

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

       Loss per Share Calculations
Loss per Share dictates the calculation of basic earnings per share and diluted earnings per share. Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. No shares for employee options or warrants were used in the calculation of the loss per share as they were all anti-dilutive. The Company’s diluted loss per share is the same as the basic loss per share for the three months ended March 31, 2012 and 2011 as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss.

SOLAR3D, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS-UNAUDITED
MARCH 31, 2012

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

Recently adopted pronouncements
Management reviewed accounting pronouncements issued during the three months ended March 31, 2012, and no pronouncements were adopted during the period.

3.     CAPITAL STOCK AND WARRANTS

During the three months ended March 31, 2012, the Company issued 1,300,000 shares of common stock at a price of $0.03 per share for cash of $34,000; issued 428,572 shares of common stock at a price of $0.035 per share for cash of $15,000, with warrants attached to purchase 857,144 warrants; issued 800,000 shares of common stock at a price of $0.05 per share for cash of $440,000, with warrants attached to purchase 1,600,000 shares of common stock; issued 25,000 shares of common stock at a price of $0.05 per share for cash of $1,250; issued 135,000 shares of common stock at a price of $0.05 for a subscription payable of $6,750.

During the three months ended March 31, 2011, the Company issued 4,620,004 shares of common stock at prices of  between $0.05 and $0.075 per share for cash of $309,000.

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

SOLAR3D, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS-UNAUDITED
MARCH 31, 2012

4.     STOCK OPTIONS AND WARRANTS (Continued)

A summary of the Company’s stock option activity and related information follows:

3/31/2012
Weighted
	Number	average
	of	exercise
	Options	price
Outstanding, beginning of period	15,000,000	$0.05
Granted	-	-
Exercised	-	-
Expired	-	-
Outstanding, end of period	15,000,000	$0.05
Exercisable at the end of period	8,333,333	$0.05
Weighted average fair value of options granted during the period		$-

The stock-based compensation expense recognized in the statement of operations during the three month period ended March 31, 2012 and 2011, were $124,800 and $124,803, respectively.

WARRANTS

During the three months ended March 31, 2012, the Company issued 7,971,430 warrants to purchase 7,971,430 shares of common stock at prices between $0.05 and $0.035. At March 31, 2012, the Company had a total of 22,204,770 warrants to purchase 22,204,770 shares of common stock outstanding.

5.     RELATED PARTY TRANSACTIONS

During the period ended March 31, 2012, the Company signed promissory notes for funds received in the amount of $78,500 for operating expenses from an investor. The notes bear interest at 5% per annum, and are due within one year. Also, as collateral the investor was assigned purchase warrants to purchase 2,757,143 shares of common stock.

6.     SUBSEQUENT EVENTS

Management has evaluated subsequent events according to the requirements of ASC TOPIC 855 and has reported the following events:

During the subsequent quarter, the Company received funds of $21,000 for signed promissory notes, and as collateral issued 2,320,000 purchase warrants to purchase 2,320,000 shares of common stock. Also, the Company issued 1,000,000 shares of common stock for services at fair value of $50,000.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2012 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2011

REVENUE AND COST OF SALES

For the three months ended March 31, 2012 and 2011, the Company had no revenue or cost of sales and is in its development stage.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

Selling, general, and administrative (“SG&A”) expenses decreased by $(39,756) to $273,476 for the three months ended March 31, 2012 compared to $313,232 for the three months ended March 31, 2011. SG&A expenses decreased due to decreases in overall operating expenses, including investor relations.

RESEARCH AND DEVELOPMENT

Research and development (“R&D”) costs increased by $37,938 to $53,237 for the three months ended March 31, 2012 compared to $15,299 for the three months ended March 31, 2011.  This increase in R&D costs was the result of an increase in consulting fees related to review of the technology.

NET LOSS

Net loss decreased by $(9,838) to $(327,357) for the three months ended March 31, 2012, compared to $(337,195) for the three months ended March 31, 2011.  The decrease in net loss was the result of a net decrease in overall operating expenses.  Currently, operating costs exceed revenue because sales have not yet commenced.  We cannot assure when or if revenue will exceed operating costs.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2012, we had a working deficit of $(117,170) as compared to a working deficit of $(5,265) at December 31, 2011.  This increase in working capital deficit was due primarily to an overall increase in accounts payable, accrued expenses, and notes payable.

Cash flow used in operating activities was $(162,466) for the three months ended March 31, 2012, as compared to cash used of $(191,609) for the three months ended March 31, 2011.  This decrease of cash used in operating activities of $(29,143) was primarily attributable to the decrease in net loss plus the payment of prepaid expenses, and the increase in accounts payable, and  accrued expenses.

Cash used in investing activities was $0 for the three months ended March 31, 2012 and 2011, respectively. There were no purchases of tangible or intangible assets during the periods.

Cash provided from financing activities during the three months ended March 31, 2012 was $162,466 as compared to cash provided of $309,000 for the three months ended March 31, 2011.  The decrease of $146,534 was primarily due to an decrease in equity financing.

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

Our management, under the direction of our Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2011.  As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting.  Based on this evaluation our management, including our Chief Executive Officer and Principal Financial Officer, has concluded that our disclosure controls and procedures were effective as of March 31, 2012.

Internal Control over Financial Reporting

The Company’s Chief Executive Officer and Principal Financial Officer are responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act)  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

Changes in Internal Controls over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation of it that occurred during the three month period ended March 31, 2012 that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In addition to the sales of equity reported by us on Form 8K during the three month period ended March 31, 2012, we issued a total of 2,688,572 shares of common stock at prices between $0.025 and $0.05 per share for $90,250 in cash, pursuant to the private placement exemption available under Rule 506 of Regulation D of the Securities Act of 1933, as amended.  The proceeds from the sale of these shares are being used for general working capital.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

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

      SOLAR3D, INC.

Dated:  May 14, 2012                                                                By:  /s/James B. Nelson
James B. Nelson, Director and Chief Executive Officer (Principal Executive Officer)

Dated:  May 14, 2012                                                                By:  /s/Roland F. Bryan
Roland F. Bryan, Chairman of the Board, President, and Chief Financial Officer (Principal Financial Officer)