Form 10-Q
period 2012-06-30
SOLAR3D, INC.
filed 2012-08-20
CIK 1172631

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

 (Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012.
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

The number of shares of registrant’s common stock outstanding as of August 17, 2012 was 127,443,963.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

SOLAR3D, INC.
(A Development Stage Company)
BALANCE SHEETS

	June 30, 2012	December 31, 2011
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$-	$-
Prepaid expense	12,500	25,000

TOTAL CURRENT ASSETS	12,500	25,000

PROPERTY & EQUIPMENT, at cost
Machinery & equipment	13,080	13,080
Computer equipment	57,795	57,795
Furniture & fixture	7,883	4,670
	78,758	75,545
Less accumulated depreciation	(70,453)	(69,514)

NET PROPERTY AND EQUIPMENT	8,305	6,031

OTHER ASSETS
Security deposit	2,975	2,975

TOTAL OTHER ASSETS	2,975	2,975

TOTAL ASSETS	$23,780	$34,006

LIABILITIES AND SHAREHOLDERS' EQUITY/(DEFICIT)

CURRENT LIABILITIES
Bank Overdraft	$13,794	$12,916
Accounts payable	86,344	17,349
Accrued expenses	31,695	-
Accrued interest, related parties	1,482	-
Notes payable	99,500	-

TOTAL CURRENT LIABILITIES	232,815	30,265

SHAREHOLDERS' EQUITY/(DEFICIT)
Common stock, $.001 par value; 550,000,000 authorized shares; 125,827,296 and 118,283,724 shares issued and outstanding, respectively	125,827	118,283
Additional paid in capital	10,578,667	9,974,861
Common stock subscription payable	12,500	-
Deficit accumulated during the development stage	(10,926,029)	(10,089,403)

TOTAL SHAREHOLDERS' EQUITY/(DEFICIT)	(209,035)	3,741

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY/(DEFICIT)	$23,780	$34,006

The accompanying notes are an integral part of these consolidated financial statements.

SOLAR3D, INC.
(A Development Stage Company)
 STATEMENTS OF OPERATIONS
(Unaudited)

					From Inception
					January 30,2002
	Three Months Ended		Six Months Ended		through
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011	June 30, 2012

REVENUE	$-	$-	$-	$-	$1,127,406

COST OF SERVICES	-	-	-	-	496,177

GROSS PROFIT	-	-	-	-	631,229

OPERATING EXPENSES
Selling, General and administrative expenses	283,664	302,128	602,140	615,360	6,889,288
Research and development	45,520	27,033	98,757	48,333	1,701,860
Impairment loss	-	-	-	-	1,753,502
Depreciation and amortization expense	537	110	939	681	122,777

TOTAL OPERATING EXPENSES	329,721	329,271	701,836	664,374	10,467,427

LOSS FROM OPERATIONS	(329,721)	(329,271)	(701,836)	(664,374)	(9,836,198)

OTHER INCOME/(EXPENSES)
Interest income	-	-	-	-	10,321
Interest expense	(22,242)	-	(100,984)	(2,093)	(372,790)
Penalties	(56)	-	(56)	-	(240)
Gain/(loss) on investment	-	-	-	-	(73,121)
Loss on settlement of debt	(33,750)	(45,988)	(33,750)	(45,988)	(647,038)
Gain/(loss) on sale of asset	-	-	-	-	(963)

TOTAL OTHER INCOME/(EXPENSES)	(56,048)	(45,988)	(134,790)	(48,081)	(1,083,831)

NET LOSS	$(385,769)	$(375,259)	$(836,626)	$(712,455)	$(10,920,029)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)	$(0.01)	$(0.01)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING BASIC AND DILUTED	122,621,801	107,239,373	121,426,090	104,901,385
.
The accompanying notes are an integral part of these consolidated financial statements.

SOLAR3D, INC.
(A Development Stage Company)
STATEMENT OF SHAREHOLDERS' EQUITY/(DEFICIT)

	Common stock		Additional Paid-in	Accumulated Deficit During the Development
	Shares	Amount	Capital	Stage	Total
Balance at December 31, 2011	118,283,724	$118,283	$9,974,861	$(10,089,403)	$3,741

Issuance of common stock for cash and subscription payable (price per share between $0.03 and $0.05) (unaudited)	6,418,572	6,419	177,081	-	183,500

Issuance of common stock at fair value for accounts payable (unaudited)	1,125,000	1,125	77,625	-	78,750

Common stock subscription payable	-	-	12,500	-	12,500

Debt discount	-	-	99,500	-	99,500

Stock compensation cost (unaudited)	-	-	249,600	-	249,600

Net loss for the six months ended June 30, 2012 (unaudited)	-	-	-	(836,626)	(836,626)

Balance at June 30, 2012 (unaudited)	125,827,296	$125,827	$10,591,167	$(10,926,029)	$(209,035)

The accompanying notes are an integral part of these consolidated financial statements.

SOLAR3D, INC.
(A Development Stage Company)
 STATEMENTS OF CASH FLOWS
(Unaudited)

			From Inception
			January 30, 2002
	Six Months Ended		through
	June 30, 2012	June 30, 2011	June 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(836,626)	$(712,455)	$(10,920,029)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	939	681	122,777
Issuance of common shares and warrants for services	-	-	832,361
Issuance of common shares in conversion of debt	-	-	400,000
(Gain)/loss on investment	-	-	73,121
Stock Compensation Cost	249,600	249,600	1,026,583
Gain on sale of asset	-	-	963
Impairment loss	-	-	1,753,502
Amortization of debt discount recognized as interest	99,500	-	99,500
Loss on settlement of debt	33,750	45,988	647,038
Changes in Assets and Liabilities
(Increase) Decrease in:
Prepaid expenses	12,500	12,000	(12,500)
Deposits and other assets	-	-	2,025
Increase (Decrease) in:
Accounts payable	113,995	(11,525)	210,844
Accrued expenses	33,178	1,950	620,459

NET CASH USED IN OPERATING ACTIVITIES	(293,164)	(413,761)	(5,143,356)

NET CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of property and equipment	(3,213)	(1,170)	(84,411)
Sale of asset	-	-	3,963
Investment in companies	-	-	(6,121)

NET CASH USED IN INVESTING ACTIVITIES	(3,213)	(1,170)	(86,569)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank overdraft	877	-	13,793
Proceeds from notes payable related parties	99,500	47,000	1,273,842
Proceeds from convertible promissory note	-	-	129,000
Repayment of notes payable related party	-	(47,000)	(184,000)
Contributed capital by shareholder	-	-	19,197
Proceeds from subsidiary	-	-	300,000
Proceeds from subscription payable	12,500	-	19,250
Proceeds from issuance of common stock and subscription payable	183,500	471,500	3,657,193

NET CASH PROVIDED BY FINANCING ACTIVITIES	296,377	471,500	5,228,275

NET INCREASE/DECREASE IN CASH	-	56,569	(1,650)

CASH, BEGINNING OF PERIOD	-	3,311	7,650

CASH, END OF PERIOD	$-	$59,880	$6,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$-	$134	$137,657
Income taxes	$-	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS
During the six months ended June 30, 2011, the Company sold WDTI its subsidiary, for a secured note receivable of $100,000. The sale included the net book value of the assets and liabilities of $(560,036).
During the six months ended June 30, 2011,, 2,000,000 warrants to purchase shares of common stock were exercised through a cashless conversion for 1,375,000 shares of common stock; 133,334 shares were issued for a subscription receivable; and 1,839,500 shares of common stock were issued for the conversion of debt.

The accompanying notes are an integral part of these consolidated financial statements.

SOLAR3D, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS-UNAUDITED
JUNE 30, 2012

1.  BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included.  Operating results for the six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 2011.

Going Concern
The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business.  The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern.  The Company does not generate significant revenue, and has negative cash flows from operations, which raise substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, an additional cash infusion. The Company has obtained funds from its shareholders since its inception through June 30, 2012. It is Management's plan to generate additional working capital from investors, and then continue to pursue its business plan and purposes.

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

        Development Stage Activities and Operations
The Company has been in its initial stages of formation and for the six months ended June 30, 2012, had no revenues.  A development stage activity is one in which all efforts are devoted substantially to establishing a new business and even if planned principal operations have commenced, revenues are insignificant.

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

        Loss per Share Calculations
Loss per Share dictates the calculation of basic earnings per share and diluted earnings per share. Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. No shares for employee options or warrants were used in the calculation of the loss per share as they were all anti-dilutive. The Company’s diluted loss per share is the same as the basic loss per share for the six months ended June 30, 2012 and 2011 as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss.

SOLAR3D, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS-UNAUDITED
JUNE 30, 2012

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition
We recognize revenue upon delivery, provided that evidence of an arrangement exists, title, and risk of loss have passed to the customer, fees are fixed or determinable, and collection of the related receivable is reasonably assured.  We record revenue net of estimated product returns, which is based upon our return policy, sales agreements, management estimates of potential future product returns related to current period revenue, current economic trends, changes in customer composition and historical experience.  We accrue for warranty costs, sales returns, and other allowances based on our experience, which tells us we have less than $25,000 per year in warranty returns and allowances. Generally, we extend credit to our customers and do not require collateral.  We perform ongoing credit evaluations of our customers and historic credit losses have been within our expectations.  We do not ship a product until we have either a purchase agreement or rental agreement signed by the customer with a payment arrangement.  This is a critical policy, because we want our accountings to show only sales which are “final” with a payment arrangement.  We do not make consignment sales or inventory sales subject to a “buy back” or return arrangement from customers.  Accordingly, original equipment manufacturers do not presently have a right to return unsold products to us.

We also grant exclusive licenses for the use of the technology required to operate our products.  Software license revenue is recognized over the contract period, for those contracts that either do not contain a service component or that have services which are not essential to the functionality of any other element of the contract.

Recently adopted pronouncements
Management reviewed accounting pronouncements issued during the six months ended June 30, 2012, and no pronouncements were adopted during the period.

3.    CAPITAL STOCK AND WARRANTS

During the six months ended June 30, 2012, the Company issued 2,780,000 shares of common stock, with 5,560,000 stock purchase warrants  at a price of $0.025 per share for cash of $69,500; 1,950,000 shares of common stock at a price of $0.025 per share for cash of $48,750; 1,125,000 shares of common stock for services at a fair value of $78,750, recognizing a loss of $33,750 on settlement of debt; 300,000 shares of common stock at a price of $0.03 per share for cash of $9,000; 428,572 shares of common stock with 857,144 stock purchase warrants at a price of $0.035 per share for cash of $15,000; 825,000 shares of common stock with 1,600,000 stock purchase warrants at a price of $0.05 per share for cash of $41,250; and 135,000 shares of common stock at a price of $0.05 for a subscription payable of $6,750. The Company also received funds in the amount of $12,500 for a subscription payable to purchase 500,000 shares of common stock.

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

SOLAR3D, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS-UNAUDITED
JUNE 30, 2012

4.      STOCK OPTIONS AND WARRANTS (Continued)

A summary of the Company’s stock option activity and related information follows:

	6/30/2012
	Number of Options	Weighted average exercise price
Outstanding, beginning of period	15,000,000	$0.05
Granted	-	-
Exercised	-	-
Expired	-	-
Outstanding, end of period	15,000,000	$0.05
Exercisable at the end of period	9,583,333	$0.05
Weighted average fair value of options granted during the period		$-

The stock-based compensation expense recognized in the statement of operations during the six months ended June 30, 2012 and 2011, were both $249,600, respectively.

During the six months ended June 30, 2012, the Company granted 8,017,144 stock purchase warrants associated with the issuance of 4,008,572 shares of common stock through private placements at prices between $0.025 and $0.05. Also, the Company granted 7,194,286 stock purchase warrants issued with the issuance of 3,597,143 shares of common stock associated with promissory notes for $99,500.  As of June 30, 2012, the Company had a total of 29,444,770 common stock purchase warrants outstanding.

5.   RELATED PARTY TRANSACTIONS

During the period ended June 30, 2012, the Company entered into promissory notes in the amount of $99,500 for operating expenses from an existing shareholder. The notes bear interest at 5% per annum, and are due within one year. In conjunction with the notes, the investor received stock purchase warrants to purchase 7,194,286 shares of common stock.

6.   SUBSEQUENT EVENTS

Management has evaluated subsequent events according to the requirements of ASC TOPIC 855 and has reported the following events:

On July 14, 2012, the Company issued 200,000 shares of common stock at a price of $0.025 per share for cash of $5,000.

On July 30, 2012, the Company issued 666,667 shares of common stock at a price of $0.015 per share for cash of $10,000.

On August 5, 2012, the Company issued 750,000 shares of common stock for settlement of debt at a fair value of $30,000.

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

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 30, 2011

REVENUE AND COST OF SALES

For the six months ended June 30, 2012 and 2011, the Company had no revenue or cost of sales and is in its development stage.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

Selling, general, and administrative (“SG&A”) expenses decreased by $(18,465) to $283,663 for the three months ended June 30, 2012 compared to $302,128 for the three months ended June 30, 2011. SG&A expenses decreased by ($13,221) to $602,139 for the six months ended June 30, 2012, compared to $615,360 for the six months ended June 30, 2011. SG&A expenses decreased due to a decrease in investor relations expense.

RESEARCH AND DEVELOPMENT

Research and development (“R&D”) costs increased by $18,487 to $45,520 for the three months ended June 30, 2012 compared to $27,033 for the three months ended June 30, 2011.  R&D costs increased by $50,424 to $98,757 for the six months ended June 30, 2012, compared to $48,333 for the six months ended June 30, 2011. This increase in R&D costs was the result of an increase in consulting fees related to review of the technology.

NET LOSS

Net loss increased by $(10,510) to $(385,768) for the three months ended June 30, 2012, compared to $(375,259) for the three months ended June 30, 2011.  Net loss increased by $(124,171) for the six months ended June 30, 2012, compared to $(712,455) for the six months ended June 30, 2011. The increase in net loss was the result of a net increase in overall operating expenses.  Currently, operating costs exceed revenue because sales have not yet commenced.  We cannot assure when or if revenue will exceed operating costs.

 LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2012, we had a working deficit of $(220,314) as compared to a working deficit of $(5,265) at December 31, 2011.  This increase in working capital deficit was due primarily to an overall increase in accounts payable, accrued expenses, and notes payable.

Cash flow used in operating activities was $(293,164) for the six months ended June 30, 2012, as compared to cash used of $(413,761) for the six months ended June 30, 2011.  This decrease of cash used in operating activities of $(120,597) was primarily attributable to the increase in net loss plus the payment of prepaid expenses, and the increase in accounts payable, and accrued expenses.

Cash used in investing activities was $(3,213) for the six months ended June 30, 2012, compared to $(1,170) for the six months ended June 30, 2011. The increase of $2,043 in the use of cash in investing activities was due to higher purchases of tangible assets during the current period.

Cash provided from financing activities during the six months ended June 30, 2012 was $296,377 as compared to cash provided of $471,500 for the six months ended June 30, 2011.  The decrease of $(175,123) was primarily due to an decrease in equity financing.

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

Our management, under the direction of our Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2011.  As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting.  Based on this evaluation our management, including our Chief Executive Officer and Principal Financial Officer, has concluded that our disclosure controls and procedures were effective as of June 30, 2012.

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

Changes in Internal Controls over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation of it that occurred during the six month period ended June 30, 2012 that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In addition to the sales of equity reported by us on Form 8K during the six month period ended June 30, 2012, we issued a total of 3,730,000 shares of common stock at a price of $0.025 per share for $93,250 in cash, pursuant to the private placement exemption available under Rule 506 of Regulation D of the Securities Act of 1933, as amended.  The proceeds from the sale of these shares are being used for general working capital.

Also, the Company issued 1,125,000 shares of common stock for settlement of debt at a fair value of $78,750 recognizing a loss of $33,250.

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

Pursuant to Rule 405(a)(2) of Regulation S-T, the Company will furnish the XBRL Interactive Data Files with detailed footnote tagging as Exhibit 101 in an amendment to this Form 10-Q within the permitted 30-day grace period granted for the first quarterly period in which detailed footnote tagging is required.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

      SOLAR3D, INC.

Dated:  August 20, 2012                                                                By:  /s/James B. Nelson
James B. Nelson, Director and Chief Executive Officer (Principal Executive Officer)

Dated: August 20, 2012                                                                By:  /s/Roland F. Bryan
Roland F. Bryan, Chairman of the Board, President, and Chief Financial Officer (Principal Financial Officer)