Form 10-Q/A
period 2012-03-31
SOLAR3D, INC.
filed 2012-09-21
CIK 1172631

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A to our Quarterly Report on Form 10-Q for the three months ended March 31, 2012, originally filed with the Securities and Exchange Commission on May 15, 2012, amends Items 1 (Financial Statements) and 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations), of our Quarterly Report on Form 10-Q/A.  This Form 10-Q/A is filed to correct the financial statements for the three months ended March 31, 2012 for unrecorded liabilities and debt discount recognized as interest on promissory notes.  Certifications from our Chief Executive Officer and Chief Financial Officer required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 are attached to this Form 10-Q/A as Exhibits 31.1, 31.2, 32.1 and 32.2.

This Amendment No. 1 amends and restates in its entirety Items 1 and 2 and the Exhibit Index of the original filing.  This Amendment No. 1 does not modify or update other disclosures in the original filing, and, accordingly, this Amendment No. 1 should be read in conjunction with the original filing.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

SOLAR3D, INC.
(A Development Stage Company)
BALANCE SHEETS

	March 31, 2012	December 31, 2011
	(Restated)
ASSETS

CURRENT ASSETS
Cash	$-	$-
Prepaid expense	18,750	25,000

TOTAL CURRENT ASSETS	18,750	25,000

PROPERTY & EQUIPMENT, at cost
Machinery & equipment	13,080	13,080
Computer equipment	57,795	57,795
Furniture & fixture	4,670	4,670
	75,545	75,545
Less accumulated depreciation	(69,916)	(69,514)

NET PROPERTY AND EQUIPMENT	5,629	6,031

OTHER ASSETS
Security deposit	2,975	2,975

TOTAL OTHER ASSET	2,975	2,975

TOTAL ASSETS	$27,354	$34,006

LIABILITIES AND SHAREHOLDERS' EQUITY/(DEFICIT)

CURRENT LIABILITIES
Bank Overdraft	$6,632	$12,916
Accounts payable	79,699	17,349
Accrued expenses	15,848	-
Accrued interest, related parties	241	-
Notes payable	78,500	-

TOTAL CURRENT LIABILITIES	180,920	30,265

SHAREHOLDERS' EQUITY/(DEFICIT)
Common stock, $.001 par value; 550,000,000 authorized shares; 120,972,296 and 118,283,724 shares issued and outstanding, respectively	120,972	118,283
Additional paid in capital	10,265,722	9,974,861
Deficit accumulated during the development stage	(10,540,260)	(10,089,403)

TOTAL SHAREHOLDERS' EQUITY/(DEFICIT)	(153,566)	3,741

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY/(DEFICIT)	$27,354	$34,006

The accompanying notes are an integral part of these consolidated financial statements.

SOLAR3D, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

			From Inception
			January 30,2002
	Three Months Ended		through
	March 31, 2012	March 31, 2011	March 31, 2012
	(Restated)

REVENUE	$-	$-	$1,127,406

COST OF SERVICES	-	-	496,177

GROSS PROFIT	-	-	631,229

OPERATING EXPENSES
Selling, General and administrative expenses	318,476	313,232	6,605,624
Research and development	53,237	21,299	1,668,340
Impairment loss	-	-	1,753,502
Depreciation and amortization expense	402	571	116,240

TOTAL OPERATING EXPENSES	372,115	335,102	10,143,706

LOSS FROM OPERATIONS	(372,115)	(335,102)	(9,512,477)

OTHER INCOME/(EXPENSES)
Interest income	-	-	10,321
Interest expense	(78,742)	(2,093)	(350,548)
Penalties	-	-	(184)
Gain/(loss) on investment	-	-	(73,121)
Loss on settlement of debt	-	-	(613,288)
Gain/(loss) on sale of asset	-	-	(963)

TOTAL OTHER INCOME/(EXPENSES)	(78,742)	(2,093)	(1,027,783)

NET LOSS	$(450,857)	$(337,195)	$(10,540,260)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING BASIC AND DILUTED	119,534,136	102,497,253

The accompanying notes are an integral part of these consolidated financial statements.

SOLAR3D, INC.
(A Development Stage Company)
STATEMENT OF SHAREHOLDERS' EQUITY/(DEFICIT)

				Accumulated
				Deficit During
			Additional	the
	Common stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Total
Balance at December 31, 2011	118,283,724	$118,283	$9,974,861	$(10,089,403)	$3,741

Issuance of common stock for cash and subscription payable (price per share between $0.03 and $0.05) (unaudited)	2,688,572	2,689	87,561	-	90,250

Debt discount (unaudited)	-	-	78,500	-	78,500

Stock compensation cost (unaudited)	-	-	124,800	-	124,800

Net loss for the three months ended March 31, 2012 (unaudited) (restated)	-	-	-	(450,857)	(450,857)

Balance at March 31, 2012 (unaudited) (restated)	120,972,296	$120,972	$10,265,722	$(10,540,260)	$(153,566)

The accompanying notes are an integral part of these consolidated financial statements.

SOLAR3D, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			From Inception
			January 30, 2002
	Three Months Ended		through
	March 31, 2012	March 31, 2011	March 31, 2012
	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(450,857)	$(337,195)	$(10,540,260)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	402	571	122,240
Issuance of common shares and warrants for services	-	-	832,361
Issuance of common shares in conversion of debt	-	-	400,000
(Gain)/loss on investment	-	-	73,121
Stock Compensation Cost	124,800	124,803	901,783
Gain on sale of asset	-	-	963
Impairment loss	-	-	1,753,502
Amortization of debt discount recognized as interest	78,500	-	78,500
Loss on settlement of debt	-	-	613,288
Changes in Assets and Liabilities
(Increase) Decrease in:
Prepaid expenses	6,250	6,000	(18,750)
Deposits and other assets	-	-	2,025
Increase (Decrease) in:
Accounts payable	62,350	4,129	159,199
Accrued expenses	16,089	10,083	603,370

NET CASH USED IN OPERATING ACTIVITIES	(162,466)	(191,609)	(5,018,658)

NET CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of property and equipment	-	-	(81,198)
Sale of asset	-	-	3,963
Investment in companies	-	-	(6,121)

NET CASH USED IN INVESTING ACTIVITIES	-	-	(83,356)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank overdraft	(6,284)		6,632
Proceeds from notes payable related parties	78,500	47,000	1,252,842
Proceeds from convertible promissory note	-	-	129,000
Repayment of notes payable related party	-	(47,000)	(184,000)
Contributed capital by shareholder	-	-	19,197
Proceeds from subsidiary	-	-	300,000
Proceeds from subscription payable	-	-	6,750
Proceeds from issuance of common stock and subscription payable	90,250	309,000	3,563,943

NET CASH PROVIDED BY FINANCING ACTIVITIES	162,466	309,000	5,094,364

NET INCREASE/DECREASE IN CASH	-	117,391	(7,650)

CASH, BEGINNING OF PERIOD	-	3,311	7,650

CASH, END OF PERIOD	$-	$120,702	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$-	$134	$137,657
Income taxes	$-	$-	$-

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

3.    CAPITAL STOCK AND WARRANTS

During the three months ended March 31, 2012, the Company issued 1,300,000 shares of common stock at a price of $0.03 per share for cash of $34,000; issued 428,572 shares of common stock at a price of $0.04 per share for cash of $15,000; issued 825,000 shares of common stock at a price of $0.05 per share for cash of $41,250; issued 135,000 shares of common stock at a price of $0.05 for a subscription payable of $6,750.

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

      WARRANTS

During the three months ended March 31, 2012, the Company granted 7,971,430 stock purchase warrants associated with promissory notes  and private placements to purchase 7,971,430 shares of common stock at prices between $0.025 and $0.05. At March 31, 2012, the Company had a total of 22,204,770 common stock purchase warrants outstanding.

5.   RELATED PARTY TRANSACTIONS

During the period ended March 31, 2012, the Company signed promissory notes for funds received in the amount of $78,500 for operating expenses from an investor. The notes bear interest at 5% per annum, and are due within one year. Also, as collateral the investor was assigned stock purchase warrants to purchase 2,757,143 shares of common stock.

6.   SUBSEQUENT EVENTS

Management has evaluated subsequent events according to the requirements of ASC TOPIC 855 and has reported the following events:

During the subsequent quarter, the Company received funds of $21,000 for signed promissory notes, and as collateral issued 2,320,000 stock purchase warrants to purchase 2,320,000 shares of common stock. Also, the Company issued 1,000,000 shares of common stock for services at fair value of $50,000.

Management concluded there were no other subsequent events or transactions that require recognition or disclosure in the financial statements.

7.   RESTATEMENT OF FINANCIAL STATEMENTS

During the period ended March 31, 2012, the Company received vendor invoices for services, which were not recorded in the accounts payable. Also, promissory notes were issued with stock purchase warrants, but the debt discount was not recognized.

As the errors were material to the current period, the Company has restated the Balance Sheet and Statement of Operations as of March 31, 2012 to correct the misstatements as follows:

•	Accounts payable increased by $45,000
•	Web hosting expenses increased by $15,000
•	Investor relations increased by $30,000
•	Increase in amortization of debt discount recognized as interest expense resulting in a $78,500 increase in APIC

SOLAR3D, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS-UNAUDITED
MARCH 31, 2012

7.   RESTATEMENT OF FINANCIAL STATEMENTS (Continued)

      Financial Report Line Item/Balance Affected            March 31, 2012

	As Reported	Restatement	Restated
Statement of Operations
Operating expenses	$326,713	$45,000	$371,713

Total Operating Expenses	327,115	45,000	372,115

Other Expenses
Interest expense	(242)	(78,500)	(78,742)
Total Other Expenses	(242)	(78,500)	(78,742)

Net Loss	$327,357	$123,500	$450,857

Balance Sheet
Current Liabilities
Accounts Payable	$34,699	$45,000	$79,699

Shareholder's Deficit
Additional Paid in Capital	$10,187,223	$78,500	$10,265,723
Accumulated Deficit	$10,416,760	$123,500	$10,540,260

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cautionary Statements

This Form 10-Q/A contains financial projections and other “forward-looking statements,” as that term is used in federal securities laws, about Solar3D, Inc.’s (“Solar3D,” “we,” “us,” or the “Company”) financial condition, results of operations and business.  These statements include, among others: statements concerning the potential for revenues and expenses and other matters that are not historical facts.  These statements may be made expressly in this Form 10-Q/A.  You can find many of these statements by looking for words such as “believes,” “expects,” “anticipates,” “estimates,” or similar expressions used in this Form 10-Q/A.  These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause the Company’s actual results to be materially different from any future results expressed or implied by the Company in those statements.  The most important facts that could prevent the Company from achieving its stated goals include, but are not limited to, the following:

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

(l)	inability to effectively develop or commercialize our new Solar3D technology or to earn revenue from it; and

(m)	inability to obtain patent or other protection for the Company’s proprietary intellectual property.

Because the statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements.  The Company cautions you not to place undue reliance on the statements, which speak only as of the date of this Form 10-Q/A.  The cautionary statements contained or referred to in this section should be considered in connection with any subsequent written or oral forward-looking statements that the Company or persons acting on its behalf may issue.

The Company does not undertake any obligation to review or confirm analysts’ expectations or estimates or to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q/A or to reflect the occurrence of unanticipated events.

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

We currently have one full time employee, our chief executive officer .  We also retain the services of several research consultants who are responsible for product development.

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

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

Selling, general, and administrative (“SG&A”) expenses increased by $5,244 to $318,476 for the three months ended March 31, 2012 compared to $313,232 for the three months ended March 31, 2011. SG&A expenses increased due to an increase in marketing expenses and a decrease in overall operating expenses.

RESEARCH AND DEVELOPMENT

Research and development (“R&D”) costs increased by $31,938 to $53,237 for the three months ended March 31, 2012 compared to $21,299 for the three months ended March 31, 2011.  This increase in R&D costs was the result of an increase in consulting fees related to review of the technology.

NET LOSS

Net loss increased by $(113,662) to $(450,857) for the three months ended March 31, 2012, compared to $(337,195) for the three months ended March 31, 2011.  The increase in net loss was the result of a net increase in overall operating expenses.  Currently, operating costs exceed revenue because sales have not yet commenced.  We cannot assure when the Company will earn revenue or if revenue will exceed operating costs.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2012, we had a working deficit of $(162,170) as compared to a working deficit of $(5,265) at December 31, 2011.  This increase in working capital deficit was due primarily to an overall increase in accounts payable, accrued expenses, and notes payable.

Cash flow used in operating activities was $(162,466) for the three months ended March 31, 2012, as compared to cash used of $(191,609) for the three months ended March 31, 2011.  This decrease of cash used in operating activities of $(29,143) was primarily attributable to the increase in net loss plus the payment of prepaid expenses, and the increase in accounts payable, and accrued expenses.

Cash used in investing activities was $0 for the three months ended March 31, 2012 and 2011, respectively. There were no purchases of tangible or intangible assets during the periods.

Cash provided from financing activities during the three months ended March 31, 2012 was $162,466 as compared to cash provided of $309,000 for the three months ended March 31, 2011.  The decrease of $(146,534) was primarily due to a decrease in equity financing, and an increase in proceeds from notes payable.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity, or capital expenditures.

PART II – OTHER INFORMATION

ITEM 6. EXHIBITS.

Exhibit	Description

31.1	Section 302 Certification of Principal Executive Officer
31.2	Section 302 Certification of Principal Accounting Officer
32.1	Section 906 Certification of Principal Executive Officer
32.2	Section 906 Certification of Principal Accounting Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOLAR3D, INC.

Dated: September 21, 2012	By:	/s/James B. Nelson
James B. Nelson
Director and Chief Executive Officer (Principal Executive Officer) and Interim Chief Financial Officer (Principal Accounting Officer)