Form 10-Q
period 2012-09-30
SOLAR3D, INC.
filed 2012-11-06
CIK 1172631

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012.
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

The number of shares of registrant’s common stock outstanding as of October 31, 2012 was 136,640,260.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

SOLAR3D, INC.
(A Development Stage Company)
BALANCE SHEETS

	September 30, 2012	December 31, 2011
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$8,879	$-
Prepaid expense	8,639	25,000

TOTAL CURRENT ASSETS	17,518	25,000

PROPERTY & EQUIPMENT, at cost
Machinery & equipment	13,080	13,080
Computer equipment	57,795	57,795
Furniture & fixture	7,883	4,670
	78,758	75,545
Less accumulated depreciation	(71,016)	(69,514)

NET PROPERTY AND EQUIPMENT	7,742	6,031

OTHER ASSETS
Security deposit	-	2,975

TOTAL OTHER ASSETS	-	2,975

TOTAL ASSETS	$25,260	$34,006

LIABILITIES AND SHAREHOLDERS' EQUITY/(DEFICIT)

CURRENT LIABILITIES
Bank Overdraft	$-	$12,916
Accounts payable	91,722	17,349
Accrued expenses	46,695	-
Accrued interest, related parties	2,861	-
Derivative liability	39,661	-
Convertible promissory note payable, net of discount $40,611	1,889	-
Promissory notes payable, net of discount $53,594	60,906	-

TOTAL CURRENT LIABILITIES	243,734	30,265

SHAREHOLDERS' EQUITY/(DEFICIT)
Common stock, $.001 par value; 550,000,000 authorized shares; 135,035,630 and 118,283,724 shares issued and outstanding, respectively	135,035	118,283
Additional paid in capital	10,866,832	9,974,861
Deficit accumulated during the development stage	(11,220,341)	(10,089,403)

TOTAL SHAREHOLDERS' EQUITY/(DEFICIT)	(218,474)	3,741

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY/(DEFICIT)	$25,260	$34,006

The accompanying notes are an integral part of these consolidated financial statements.

SOLAR3D, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

					From Inception
					January 30, 2002
	Three Months Ended		Nine Months Ended		through
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011	September 30, 2012

REVENUE	$-	$-	$-	$-	$1,127,406

COST OF SERVICES	-	-	-	-	496,177

GROSS PROFIT	-	-	-	-	631,229

OPERATING EXPENSES
Selling, general and administrative expenses	326,656	347,731	928,796	963,091	7,215,944
Research and development	28,120	49,627	126,877	97,960	1,735,980
Impairment loss	-	-	-	-	1,753,502
Depreciation and amortization expense	563	455	1,502	1,136	123,340

TOTAL OPERATING EXPENSES	355,339	397,813	1,057,175	1,062,187	10,828,766

LOSS FROM OPERATIONS	(355,339)	(397,813)	(1,057,175)	(1,062,187)	(10,197,537)

OTHER INCOME/(EXPENSES)
Interest income	-	21	-	21	10,321
Interest expense	(23,414)	(29)	(42,740)	(2,122)	(314,546)
Penalties	(56)	-	(112)	-	(296)
Gain on derivative liability	2,839	-	2,839	-	2,839
Loss on investment	-	-	-	-	(73,121)
Loss on settlement of debt	-	-	(33,750)	(45,988)	(647,038)
Loss on sale of asset	-	-	-	-	(963)

TOTAL OTHER INCOME/(EXPENSES)	(20,631)	(8)	(73,763)	(48,089)	(1,022,804)

NET LOSS	$(375,970)	$(397,821)	$(1,130,938)	$(1,110,276)	$(11,220,341)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)	$(0.01)	$(0.01)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING BASIC AND DILUTED	130,333,909	112,026,112	124,416,096	107,302,392

The accompanying notes are an integral part of these consolidated financial statements.

SOLAR3D, INC.
(A Development Stage Company)
STATEMENT OF SHAREHOLDERS' EQUITY/(DEFICIT)

				Accumulated
				Deficit During
			Additional	the
	Common stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Total
Balance at December 31, 2011	118,283,724	$118,283	$9,974,861	$(10,089,403)	$3,741

Issuance of common stock for cash and subscription payable (price per share between $0.015 and $0.05) (unaudited)	14,876,906	14,877	316,623	-	331,500

Issuance of common stock at fair value for accounts payable & services (unaudited)	1,875,000	1,875	106,875	-	108,750

Debt discount on promissory notes (unaudited)	-	-	91,580	-	91,580

Stock compensation cost (unaudited)	-	-	376,893	-	376,893

Net loss for the nine months ended September 30, 2012 (unaudited)	-	-	-	(1,130,938)	(1,130,938)

Balance at September 30, 2012 (unaudited)	135,035,630	$135,035	$10,866,832	$(11,220,341)	$(218,474)

The accompanying notes are an integral part of these consolidated financial statements.

SOLAR3D, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			From Inception
			January 30, 2002
	Nine Months Ended		through
	September 30, 2012	September 30, 2011	September 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,130,938)	$(1,110,276)	$(11,220,341)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,502	1,136	123,340
Issuance of common shares and warrants for services	-	7,148	832,361
Issuance of common shares in conversion of debt	-	-	400,000
(Gain)/loss on investment	-	-	73,121
Stock Compensation Cost	376,893	374,400	1,153,876
Change in derivative liability	(2,839)	-	(2,839)
Gain on sale of asset	-	-	963
Impairment loss	-	-	1,753,502
Amortization of debt discount recognized as interest	39,875	-	39,875
Loss on settlement of debt	33,750	45,988	647,038
Changes in Assets and Liabilities
(Increase) Decrease in:
Prepaid expenses	16,361	18,000	(8,639)
Deposits and other assets	2,975	-	5,000
Increase (Decrease) in:
Accounts payable	149,373	14,574	246,222
Accrued expenses	49,556	1,950	636,837

NET CASH USED IN OPERATING ACTIVITIES	(463,492)	(647,080)	(5,319,684)

NET CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of property and equipment	(3,213)	(2,078)	(84,411)
Sale of asset	-	-	3,963
Investment in companies	-	-	(6,121)

NET CASH USED IN INVESTING ACTIVITIES	(3,213)	(2,078)	(86,569)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of bank overdraft	(12,916)	-	-
Proceeds from notes payable related parties	114,500	47,000	1,288,842
Proceeds from convertible promissory note	42,500	-	171,500
Repayment of notes payable related party	-	(47,000)	(184,000)
Contributed capital by shareholder	-	-	19,197
Proceeds from subsidiary	-	-	300,000
Proceeds from issuance of common stock and subscription payable	331,500	656,500	3,811,943

NET CASH PROVIDED BY FINANCING ACTIVITIES	475,584	656,500	5,407,482

NET INCREASE IN CASH	8,879	7,342	1,229

CASH, BEGINNING OF PERIOD	-	3,311	7,650

CASH, END OF PERIOD	$8,879	$10,653	$8,879

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$-	$134	$137,657
Income taxes	$-	$-	$-

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

SOLAR3D, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS-UNAUDITED
SEPTEMBER 30, 2012

1.  BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included.  Operating results for the nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 2011.

Going Concern
The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business.  The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern.  The Company does not generate significant revenue, and has negative cash flows from operations, which raise substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, an additional cash infusion. The Company has obtained funds from its shareholders since its inception through September 30, 2012. It is Management's plan to generate additional working capital from investors, and then continue to pursue its business plan and purposes.

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

        Development Stage Activities and Operations
The Company has been in its initial stages of formation and for the nine months ended September 30, 2012, had no revenues.  A development stage activity is one in which all efforts are devoted substantially to establishing a new business and even if planned principal operations have commenced, revenues are insignificant.

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

        Loss per Share Calculations
Loss per Share dictates the calculation of basic earnings per share and diluted earnings per share. Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. No shares for employee options or warrants were used in the calculation of the loss per share as they were all anti-dilutive. The Company’s diluted loss per share is the same as the basic loss per share for the nine months ended September 30, 2012 and 2011 as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss.

SOLAR3D, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS-UNAUDITED
SEPTEMBER 30, 2012

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

Fair Value of Financial Instruments
Disclosures about fair value of financial instruments, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of September 30, 2012, the amounts reported for cash, accrued interest and other expenses, and notes payable approximate the fair value because of their short maturities.

We adopted ASC Topic 820 (originally issued as SFAS 157, “Fair Value Measurements”) as of January 1, 2008 for financial instruments measured as fair value on a recurring basis. ASC Topic 820 defines fair value, established a framework for measuring fair value in accordance with accounting principles generally accepted in the United States and expands disclosures about fair value measurements.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC Topic 820 established a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1measurements) and the lowest priority to unobservable inputs (level 3 measurements). These tiers include:

•	Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets;
•
Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

•
Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

SOLAR3D, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS-UNAUDITED
SEPTEMBER 30, 2012

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at September 30, 2012:

	Total	(Level 1)	(Level 2)	(Level 3)

Assets	$-	$-	$-	$-

Total assets measured at fair value	$-	$-	$-	$-

Liabilities

Derivative liability	39,661	-	-	39,661
Convertible promissory note	1,889	-	-	1,889
Promissory notes, net of discount	60,906	-	-	60,906
Total liabilities measured at fair value	$102,456	$-	$-	$102,456

Recently adopted pronouncements

Management reviewed accounting pronouncements issued during the nine months ended September 30, 2012, and adopted  the following:

The Company adopted ASC 815 “Accounting for Derivative Instruments and Hedging Activities”. This pronouncement addresses the accounting for derivative instruments including certain derivative instruments embedded in other contracts, and hedging activities. Derivative instruments that meet the definition of assets and liabilities should be reported in the financial statements at fair value, and any gain or loss should be recognized in current earnings. The adoption of this pronouncement did not have a material effect on the financial statements of the Company.

The Company adopted ASC 835 "Accounting for Interest". This pronouncement addresses the appropriate accounting when the face amount of a note does not reasonably represent the present value of the consideration given or received in the exchange. A note issued solely for cash equal to its face amount is presumed to earn the stated rate of interest, however, in some cases the parties may also exchange unstated or stated rights or privileges, which are given accounting recognition by establishing a note discount or premium account. In such instances, the effective interest rate differs from the stated rate.  The note discount shall be amortized as interest expense over the life of the note. The Company recognized interest expense on the promissory notes in prior periods of $99,500, before the adoption of the pronouncement. During the current period the Company reclassified $61,514 of interest expense from earnings and recognized a debt discount netted against the face amount of the notes. The adoption of this pronouncement had a material effect on the financial statements of the Company.

3.    CAPITAL STOCK AND WARRANTS

During the nine months ended September 30, 2012, the Company issued 5,333,334 shares of common stock, with 8,000,000 stock purchase warrants at a price of $0.015 per share for cash of $80,000; issued 2,025,000 shares of common stock at a price of $0.020 per share for cash of $40,500; issued 3,180,000 shares of common stock, with 6,360,000 stock purchase warrants  at a price of $0.025 per share for cash of $79,500; issued 2,150,000 shares of common stock at a price of $0.025 per share for cash of $53,750; issued 1,125,000 shares of common stock for services at a fair value of $78,750, recognizing a loss of $33,750 on settlement of debt; issued 300,000 shares of common stock at a price of $0.03 per share for cash of $9,000; issued 428,572 shares of common stock with 857,144 stock purchase warrants at a price of $0.035 per share for cash of $15,000; issued 25,000 shares of common stock at a price of $0.05 per share for cash of $1,250; issued 800,000 shares of common stock with 1,600,000 stock purchase warrants at a price of $0.05 per share for cash of $40,000; issued 135,000 shares of common stock at a price of $0.05 for a subscription payable of $6,750; issued 500,000 shares of common stock at a price of $0.025 for a subscription payable of $12,500; issued 750,000 shares of common stock for accounts payable at fair value of $30,000.

SOLAR3D, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS-UNAUDITED
SEPTEMBER 30, 2012

4.      STOCK OPTIONS AND WARRANTS

As of September 30, 2012, the Board of Directors of the Company granted non-qualified stock options for 18,000,000 shares of common stock to its employees, directors and consultants, as agreements may provide. Notwithstanding any other provisions of the Option agreements, each Option expires on the date specified in the Option agreements, which date shall not be later than the fifth (5th) anniversary from the grant date of the options. The stock options vest at various times, and are exercisable for a period of seven years from the date of grant at  exercise prices ranging from $0.03 to $0.05 per share, the market value of the Company’s common stock on the date of grant. The Company determined the fair market value of these options by using the Black Scholes option valuation model with the following significant assumptions:

Risk free interest rate	1.01% -2.38%
Stock volatility factor	213.03% -229%
Weighted average expected option life	7 years
Expected dividend yield	None

A summary of the Company’s stock option activity and related information follows:

	9/30/2012
		Weighted
	Number	average
	of	exercise
	Options	price
Outstanding, beginning of period	15,000,000	$0.05
Granted	3,000,000	0.01
Exercised	-	-
Expired	-	-
Outstanding, end of period	18,000,000	$0.04
Exercisable at the end of period	10,916,667	$0.05
Weighted average fair value of options granted during the period		$0.01

The stock-based compensation expense recognized in the statement of operations during the nine months ended September 30, 2012 was $376,893.

       WARRANTS

During the nine months ended September 30, 2012, the Company granted 16,817,144 stock purchase warrants associated with the issuance of 9,741,906 shares of common stock through a private placement at prices between $0.015 and $0.05. Also, the Company granted 9,194,286 common stock purchase warrants associated with the promissory notes in the amount of $114,500 as collateral.  As of September 30, 2012, the Company had a total of 40,244,770 common stock purchase warrants outstanding.

5.   RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2012, the Company signed promissory notes for funds received in the amount of $114,500 for operating expenses from an existing shareholder. The notes bear interest at 5% per annum, and are due within one year. Also, as collateral the shareholder was assigned common stock purchase warrants to purchase 9,194,286 shares of common stock. The warrants were evaluated for purposes of classification under ASC Topic 480-10. “Distinguishing Liabilities from Equity” (pre-codification SFAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity). The warrants did not embody any of the conditions for liability classification under the ASC 480-10 context. The warrants were then evaluated under ASC 815, and were accounted for under the equity classification, and the proceeds were allocated based on the relative fair value of the instruments.

SOLAR3D, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS-UNAUDITED
SEPTEMBER 30, 2012

6.   CONVERTIBLE PROMISSORY NOTE

During the period ended September 30, 2012, the Company entered into a securities purchase agreement dated September 19, 2012, providing for the issuance of the 8% Convertible Promissory Note (“Note”) in the principal amount of $42,500 with a maturity date of June 21, 2013. The note bears interest at the rate of 8% per annum from the date of issuance. The note can be converted into common stock at a variable conversion price. The variable conversion price is 58% multiplied by the market price, representing a 42% discount rate. The market price is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading days prior to the conversion date.

We evaluated the financing transactions in accordance with ASC Topic 815, Derivatives and Hedging, and determined that the conversion feature of the convertible promissory note was not afforded the exemption for conventional convertible instruments due to its variable conversion rate. The note has no explicit limit on the number of shares issuable so they did not meet the conditions set forth in current accounting standards for equity classification.  The Company elected to recognize the note under paragraph 815-15-25-4, whereby, there would be a separation into a host contract and derivative instrument. The Company elected to initially and subsequently measure the note in its entirety at fair value, with changes in fair value recognized in earnings. The Company recorded a derivative liability of $42,500 representing the imputed interest associated with the embedded derivative. The discount is amortized over the life of the note, and for the period ended September 30, 2012, the Company recognized $1,889 as interest expense. The derivative liability is adjusted periodically according to the stock price fluctuations. At the time of conversion, any remaining derivative liability will be charged to additional paid-in capital.  For purpose of determining the fair value of the note, the Company used the Black Scholes option valuation model. The significant assumptions used in the Black Scholes valuation are as follows:

Stock price on the valuation date	$0.04
Conversion price for the note	$0.0232
Years to maturity	1
Risk free rate	0.17%
Expected volatility	110.16%

The change in derivative liability recognized in the financial statements as of September 30, 2012 was $2,839.

7.   SUBSEQUENT EVENTS

Management has evaluated subsequent events according to the requirements of ASC TOPIC 855 and has reported the following events:

On October 3, 2012, the Company issued 575,000 shares of common stock for settlement of debt for services at a fair value of $26,000.

On October 10, 2012, the Company issued 1,029,630 shares of common stock for settlement of debt for services at a fair value of $41,185.

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

Overview

On August 5, 2010, the holders of a majority of the outstanding voting stock of the Company voted by written consent to (1) effect a one-for-five reverse stock split, and (2) change the name of the Company to Solar 3D, Inc.  Our new business focus is centered on the acquisition, development, and commercialization of new proprietary technology to significantly increase the efficiency and energy production of solar photovoltaic cells that are currently offered in the market and that may be developed in the future.  In furtherance of our new business focus, we recently applied for patents covering a novel nine-dimensional solar cell technology that is designed to maximize the conversion of sunlight into electricity.  We believe our new technology will dramatically increase the efficiency of solar cells.

Almost all conventional solar cells have a two-dimensional design where up to 30 percent of incident is sunlight reflected off of each solar cell’s surface and more light energy absorbed and lost inside the solar cell materials than is converted into energy.  By contrast, our Solar3D design uses a matrix of light-collecting elements that guide sunlight into a corresponding array of nine-dimensional, micro-photovoltaic structures.  The sunlight, in the form of photons, is trapped among these micro-structures, where it bounces around until virtually all of the energy is converted into electricity.Solar3D aims to create a better solar cell using this innovative technique by eliminating surface reflection and maximizing the conversion of photons into electrons to achieve greater efficiency and a lower cost per watt.

We currently have one full time employee, our chief executive officer.  We also retain the services of several research consultants who are responsible for product development and a receptionist/secretary who oversees bookkeeping and office coordination.

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

Fair Value of Financial Instruments

Our cash, accounts receivable and accounts payable are stated at cost which approximates fair value due to the short-term nature of these instruments.

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

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011

REVENUE AND COST OF SALES

For the three and nine months ended September 30, 2012 and 2011, the Company had no revenue or cost of sales and is in its development stage.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

Selling, general, and administrative (“SG&A”) expenses decreased by $(21,075) to $326,656 for the three months ended September 30, 2012 compared to $347,731 for the three months ended September 30, 2011.  SG&A expenses decreased by $(34,295) to $928,796 for the nine months ended September 30, 2012, compared to $963,091 for the nine months ended September 30, 2011.  SG&A expenses decreased primarily due to a decrease in public relations expense, and overall SG&A expenses.

RESEARCH AND DEVELOPMENT

Research and development (“R&D”) costs decreased by $(21,507) to $28,120 for the three months ended September 30, 2012 compared to $49,627 for the three months ended September 30, 2011.  R&D costs increased by $28,917 to $126,877 for the nine months ended September 30, 2012, compared to $97,960 for the nine months ended September 30, 2011. This net increase in R&D costs was the result of an increase in consulting fees and outside services related to review of the technology.

NET LOSS

Net loss decreased by $(99,719) to $(298,102) for the three months ended September 30, 2012, compared to $(397,821) for the three months ended September 30, 2011. Net loss increased by $24,452 to (1,134,728) for the nine months ended September 30, 2012, compared to $(1,110,276) for the nine months ended September 30, 2011. The increase in net loss was the result of a net increase in overall operating expenses.  Currently, operating costs exceed revenue because sales have not yet commenced.  We cannot assure when or if revenue will exceed operating costs.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2012, we had a working capital deficit of $(187,506) as compared to a working capital deficit of $(5,265) at December 31, 2011.  This increase in working capital deficit was due primarily to an overall increase in accounts payable, accrued expenses, and promissory notes payable.

Cash flow used in operating activities was $(463,492) for the nine months ended September 30, 2012, as compared to cash used of $(647,080) for the nine months ended September 30, 2011.  This decrease of cash used in operating activities of $(183,588) was primarily attributable to the increase in net loss plus the payment of prepaid expenses and the increase in accounts payable and accrued expenses.

Cash used in investing activities was $(3,213) for the nine months ended September 30, 2012, compared to $(2,078) for the nine months ended September 30, 2011.  The increase of $1,135 in the use of cash in investing activities was due to higher purchases of tangible assets during the current period.

Cash provided from financing activities during the nine months ended September 30, 2012 was $475,584 as compared to cash provided of $656,500 for the nine months ended September 30, 2011.  The decrease of $(180,916) was primarily due to a decrease in equity financing.

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

Our management, under the direction of our Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2012.  As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting.  Based on this evaluation our management, including our Chief Executive Officer and Principal Financial Officer, has concluded that our disclosure controls and procedures were effective as of September 30, 2012.

Internal Control over Financial Reporting

The Company’s Chief Executive Officer and Principal Financial Officer is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

Changes in Internal Controls over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation of it that occurred during the nine month period ended September 30, 2012 that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In addition to the sales of equity reported by us on Form 8K during the three month period ended September 30, 2012, we issued 2,725,000 shares of common stock at prices between $0.020 and $0.025 per share for $45,500 in cash; 3,066,668 shares of common stock, with 3,066,668 common stock purchase warrants, at prices ranging from $0.015 to $0.025 per unit, each unit consisting of one (1) share of common stock and one (1) common stock purchase warrants, for cash of $50,000; 2,666,668 shares of common stock, with 5,333,332 common stock purchase warrants, at a price of $0.015 per unit, each unit consisting of one (1) share of common stock and two (2) common stock purchase warrants, for cash of $40,000, pursuant to the private placement exemption available under Rule 506 of Regulation D of the Securities Act of 1933, as amended.  The proceeds from the sale of these shares are being used for general working capital.

During the three month period ended September 30, 2012, the Company issued 2,000,000 common stock purchase warrants to purchase 2,000,000 shares of the Company’s common stock in conjunction with the issuance of a $15,000 promissory note pursuant to the private placement exemption available under Rule 506 of Regulation D of the Securities Act of 1933, as amended.

During the three month period ended September 30, 2012, the Company issued 750,000 shares of common stock for settlement of debt for accounts payable at a fair value of $30,000.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit	Description

31.1	Section 302 Certification of Principal Executive Officer
31.2	Section 302 Certification of Principal Financial Officer
32.1	Section 906 Certification of Principal Executive Officer
32.2	Section 906 Certification of Principal Financial Officer
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	XBRL Taxonomy Extension Label Linkbase Document **
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

* Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

 SOLAR3D, INC.

Dated:  November 6, 2012                                                           By: /s/James B. Nelson
James B. Nelson, Director, Chief Executive Officer, President, and Interim Chief Financial Officer (Principal Executive Officer/Principal Financial Officer)