Form 10-K/A
period 2011-12-31
SOLAR3D, INC.
filed 2013-01-11
CIK 1172631

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A to our Annual Report on Form 10-K for the twelve months ended December 31, 2011, originally filed with the Securities and Exchange Commission on March 28, 2012, amends Item 8 (Financial Statements and Supplementary Data) of our Annual Report on Form 10-K/A.  This Form 10-K/A is filed to correct the Report of Independent Registered Public Accounting Firm.  Certifications from our Chief Executive Officer and Chief Financial Officer required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 are attached to this Form 10-K/A as Exhibits 31.1, 31.2, 32.1 and 32.2.

This Amendment No. 1 amends and restates in its entirety the Report of Independent Registered Public Accounting Firm in Item 8 and the Exhibit Index of the original filing.  This Amendment No. 1 does not modify or update other disclosures in the original filing, and, accordingly, this Amendment No. 1 should be read in conjunction with the original filing.

PART I

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA OF SOLAR3D, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Solar3D, Inc. (A Development Stage Company)
Santa Barbara, California

We have audited the accompanying balance sheets of Solar3D, Inc. (A Development Stage Company) as of December 31, 2011 and 2010, and the related statements of operations, stockholders' equity, and cash flows for the years then ended, and for the period from inception of the development stage on January 30, 2002 through December 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Solar3D, Inc. (A Development Stage Company) as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended, and for the period from inception of the development stage on January 30, 2002 through December 31, 2011, in conformity with U.S. generally accepted accounting principles.

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

PART II – OTHER INFORMATION

ITEM 6. EXHIBITS.

Exhibits

Exhibit No.	Description
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

31.1	Section 302 Certification of Principal Executive Officer
31.1	Section 302 Certification of Principal Accounting Officer
32.1	Section 906 Certification of Principal Executive Officer
32.2	Section 906 Certification of Principal Accounting Officer

* These exhibits were previously included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission on March 28, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOLAR3D, INC.

Dated: January 10, 2013	By:	/s/ James B. Nelson
James B. Nelson
Director and Chief Executive Officer (Principal Executive Officer) and Interim Chief Financial Officer (Principal Accounting Officer)