Form 10-K
period 2012-12-31
SOLAR3D, INC.
filed 2013-03-28
CIK 1172631

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2012

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐   No ☒

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☐    No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $3,109,640 as of June 30, 2012, the last business day of the registrant's most recently completed second fiscal quarter. (computed by reference to the last sale price of a share of the registrant’s Common Stock on that date as reported by OTC Bulletin Board).

There were 142,580,412 shares outstanding of the registrant’s Common Stock as of March 20, 2013.

PART I

ITEM 1. BUSINESS

General

Solar3D, Inc. is a Delaware corporation engaged in the business of developing and marketing a new three-dimensional version of solar cell technology in order to maximize the conversion of sunlight into electricity.  Conventional solar cells reflect a significant amount of incident sunlight, losing much of the solar energy that could be utilized to produce additional electrical power.  Inspired by light management techniques used in fiber optic devices, Solar3D is designing a new type of solar cell, one that utilizes a three-dimensional design to trap sunlight inside the photovoltaic structure where it is reflected multiple times until much more of the energy is absorbed into the solar cell material.  We have applied for patent protection on what we believe to be a breakthrough design for the next generation in solar cell technology with increased efficiency and resulting in a lower cost per watt of electricity produced.

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

We believe the key features and benefits of our 3D solar cell design are:

•	Light Collection – Instead of allowing sunlight to bounce off the surface, the new design uses light collecting to trench down into the three dimensional structure.

•
3D Photovoltaic Structure – Conventional solar cells have one photon absorbing surface.  Solar3D’s unique design is anticipated to increase the surface area many fold in order to allow the photos to bounce off many surfaces until virtually all the photons that can be absorbed, within the limitations of the material, are absorbed.

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

•
·A New Solar Cell Design – Almost all conventional solar cells are two-dimensional designs based on wafer or thin film manufacturing processes.  As a result, their performance is naturally constrained by their physical structure.  By redefining the problem in 3D, we expect that the new design will be able to break down the 2D constraints and develop a more efficient solution.

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

Business and Revenue Models

We recently completed a working prototype of our proprietary three-dimensional solar cell technology.  Our focus in 2013 will be on the commercialization of this new technology.  We anticipate that three major milestones must be met in order to bring this technology to market.

1.
The development of a manufacturing prototype.  We anticipate that we will develop a manufacturing prototype  under the guidance of Dr. Changwan Son, our director of technology, in conjunction with a third party foundry, established specifically to help commercialize solar inventions such are ours.  The development of this prototype is planned to include third party testing by a recognized testing organization within the solar industry.

2.
A pilot run of the manufacturing process for our new solar cell.  We anticipate that the same foundry that develops the manufacturing prototype will conduct a pilot manufacturing run of several thousand units to prove that the process can be executed economically, and that the performance of our solar cell can be maintained in a mass production environment.  Steps one and two are anticipated to be completed by the fourth quarter of 2013.

3.
Identify a manufacturing partner to help take our product to market.  As opposed to other solar technology developers, Solar3D does not intend to build manufacturing facilities.  Instead, we plan to rely on existing processes, equipment and facilities in other organizations to produce our final product for the marketplace.   To do so, Solar3D intends to identify and contract with a solar cell or semiconductor manufacturer to mass-produce the Solar3D cell.  We believe that these manufacturers will be able to use our device to increase the energy output of their existing products.  We expect to earn revenue from licensing fees and by partnering or joint venturing with entities that seek to use our proprietary three-dimensional solar cell technology.  We anticipate that we will identify our manufacturing partner by the fourth quarter of 2013.

Sale of Wideband Detection Technologies, Inc.

In June 2011, we sold our entire MachineTalker technology and business to Roland F. Bryan, a director and executive officer of the Company, in consideration for a secured promissory note from Mr. Bryan and assumption of significant liabilities by the new owner.  The sale was made by contributing the MachineTalker business and technology to Wideband Detection Technology, Inc. (“WDTI”), our prior wholly owned subsidiary, and then selling 100% of the outstanding capital stock of WDTI to Roland F. Bryan.

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

Employees

As of December 31, 2012, we had two full time employees, our chief executive officer and our director of technology.  We also relied upon the services of consultants to assist us with designing photovoltaic receptors to produce electricity from that incident light energy.

Seasonality

Our operations are not expected to be affected by seasonal fluctuations, although our cash flow may be affected by fluctuations in the timing of investment capital to support our research and product development.

ITEM 2. PROPERTIES

We currently lease approximately 522 square feet of office space at 6500 Hollister Avenue, Suite 130, Goleta, California 93117 at a base rental rate of $2,500 per month pursuant to month-to-month lease.

ITEM 3. LEGAL PROCEEDINGS

We are not currently a party to any material legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

Our common stock trades on the OTC Bulletin Board Market under the symbol “SLTD.”  The range of high and low bid quotations for each fiscal quarter within the last two fiscal years was as follows:

Year Ended December 31, 2012	High	Low

First Quarter ended March 31, 2012	$0.16	$0.04
Second Quarter ended June 30, 2012	$0.07	$0.04
Third Quarter ended September 30, 2012	$0.05	$0.02
Fourth Quarter ended December 31, 2012	$0.05	$0.03

Year Ended December 31, 2011	High	Low

First Quarter ended March 31, 2011	$0.30	$0.12
Second Quarter ended June 30, 2011	$0.27	$0.20
Third Quarter ended September 30, 2011	$0.27	$0.15
Fourth Quarter ended December 31, 2011	$0.23	$0.12

The above quotations reflect inter-dealer prices, without retail markup, mark-down, or commission and may not necessarily represent actual transactions.

As of March 21, 2013, there were approximately 134 record holders of our common stock, not including shares held in “street name” in brokerage accounts, which is unknown.  As of March 15, 2013, there were approximately 142,580,412 shares of our common stock outstanding on record.

Dividends

We have not declared or paid any cash dividends on our common stock and do not anticipate paying dividends for the foreseeable future.

Equity Compensation Plan Information

During the fiscal year ended December 31, 2012, we granted nonqualified stock options to purchase up to 5,000,000 shares of our common stock to James B. Nelson, our chief executive officer, president, interim chief financial officer, at an exercise price of $0.01 per share exercisable on a cashless basis until November 1, 2019 in consideration for his services to us.  These stock options vest according to the following schedule: 1,388,889 on the date of grant, 138,889 on the first day of each month thereafter commencing on December 1, 2012 until December 1, 2014, and then 138,886 on January 1, 2015; provided Mr. Nelson is an employee or consultant of Solar3D.

Effective July 22, 2010, we granted nonqualified stock options to purchase up to 15,000,000 shares of our common stock to James B. Nelson, our chief executive officer, president, and interim chief financial officer, at an exercise price of $0.05 per share exercisable until July 22, 2017 in consideration for his services to us.  These stock options vest 1/36th per month, commencing on August 21, 2010, on a monthly basis for as long as Mr. Nelson is an employee or consultant of Solar3D.

Warrants

For the fiscal year ended December 31, 2012, we issued warrants to purchase unregistered common stock.  The table below summarizes the number of warrants issued, to whom issued, those that have been exercised and the number of shares of our common stock issued upon the exercise of those warrants.

Warrant Holder	Total Warrants Issued	Total Warrants Exercised	Number of Shares of Common Stock Issued
Bountiful Capital, LLC	23,744,766	0	0
Neil Sullivan	5,333,332	5,333,333	3,515,152

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

Overview

On August 5, 2010, the holders of a majority of our outstanding voting stock voted by written consent to (1) effect a one-for-five reverse stock split, and (2) change our name to Solar 3D, Inc.  From that date forward our business focus has centered on the development and commercialization of our new proprietary technology which seeks to significantly increase the efficiency and energy production of solar photovoltaic cells that are currently offered in the market and that may be developed in the future.  In furtherance of our business, we applied for patents covering a novel three-dimensional solar cell technology that is designed to maximize the conversion of sunlight into electricity.  We believe our new technology will dramatically increase the efficiency of solar cells.

Unlike conventional solar cells where sunlight passes through one time, our 3D solar cell design is planned to use myriad 3D micro-cells that trap sunlight inside photovoltaic structures where photons bounce around until they are all converted into electricity.  Our three-dimensional technology is expected to combine thin-film and thick-film technologies to achieve the high efficiencies of crystalline at the lower cost of thin film.

We currently have two full time employees, our chief executive officer and our director of technology.  We also retain the services of several research consultants who are responsible for product development

Critical Accounting Policies

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

Results of Operations for the Years Ended December 31, 2012 and 2011

REVENUE AND COST OF SALES

For the years ended December 31, 2012 and 2011, the Company had no revenue or cost of sales and is in its development stage.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative (“G&A”) expenses decreased by $(43,724) to $1,319,918 for the year ended December 31, 2012 compared to $1,363,642 for the year ended December 31, 2011. G&A expenses decreased due to decreases in marketing services and salaries.

RESEARCH AND DEVELOPMENT

Research and development (“R&D”) costs increased by $24,546 to $157,742 for the year ended December 31, 2012 compared to $133,196 for the year ended December 31, 2011. This increase in R&D costs was the result of an increase in engineering costs and consulting fees due to a change in focus of our technology.

NET LOSS

Net loss increased by $(496,275) to $(2,042,778) for the year ended December 31, 2012, compared to $(1,546,503) for the year ended December 31, 2011. The increase in net loss was the result of an increase in non-cash stock compensation costs, debt discount, and change in derivative. Currently, operating costs exceed revenue because sales are not yet significant.  We cannot assure when or if revenue will commence or exceed operating costs.

Liquidity and Capital Resources

We had $33,637 in cash at December 31, 2012, as compared to no cash for the prior year ended December 31, 2011.

During the year ended December 31, 2012, we used $(663,364) of cash for operating activities, as compared to $(889,399) for the prior year ended December 31, 2011. The decrease of $(226,035) in cash used in operating activities was a result of an increase in net loss due to non-cash stock compensation costs, debt discount, and change in derivative, with an overall net change in prepaid expenses, deposits, accounts payable and accrued expenses.

Cash used in investing activities for the current year ended December 31, 2012, was $(0), as compared to cash used of $(2,078) for the prior year ended December 31, 2011 to purchase equipment.

Cash provided by financing activities during the year ended December 31, 2012 was $697,001as compared to $888,166 for the prior year ended December 31, 2011.  Our capital needs have primarily been met from the proceeds of equity financing and shareholder loans.

We will have additional capital requirements during 2013 necessary in order to complete research and development of working prototypes of our three-dimensional solar cells.  We also expect that we will require additional capital in order to fabricate and market arrays of these 3-D solar cells.  Although we cannot quantify these anticipated costs with specificity, we estimate that we will require approximately $1,500,000 to 2,000,000 in funding over the next 12 months of operations, with approximately 75% of the proceeds going toward product development and the balance going toward concerted marketing and sales efforts.  We cannot assure that marketing and research and development costs in 2013 will not exceed or vary from those costs expected by management.  We intend to meet our cash requirements through the sale of shares of our common stock.  We cannot assure that we will be able to raise additional capital or obtain additional financing for our business.

We cannot assure that we will have sufficient capital to finance our growth and business operations or that such capital will be available on terms that are favorable to us or at all.  We are currently incurring operating deficits that are expected to continue for the foreseeable future.

Going Concern Qualification

We have incurred significant losses from operations, and such losses are expected to continue. Our auditors have included a “Going Concern Qualification” in their report for the year ended December 31, 2012.  In addition, we have limited working capital.  The foregoing raises substantial doubt about our ability to continue as a going concern.  Management’s plans include seeking additional capital.  We cannot guarantee that additional capital will be available when and to the extent required, or that if available, it will be on terms acceptable to us.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.  The “Going Concern Qualification” may make it substantially more difficult to raise capital.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA OF SOLAR3D, INC.

SOLAR3D, INC.

(A DEVELOPMENT STAGE COMPANY)

 FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Solar3D, Inc. (A Development Stage Company)
Goleta, California

We have audited the accompanying balance sheets of Solar3D, Inc. (A Development Stage Company) as of December 31, 2012 and 2011, and the related  statements of operations, stockholders' equity/(deficit), and cash flows for the years then ended, and for the period from inception of the development stage on January 30, 2002 through December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Solar3D, Inc. (A Development Stage Company) as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended, and for the period from inception of the development stage on January 30, 2002 through December 31, 2012, in conformity with U.S. generally accepted accounting principles.

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

/s/ HJ Associates & Consultants, LLP
HJ Associates & Consultants, LLP
Salt Lake City, Utah
March 28, 2013

SOLAR3D, INC.
BALANCE SHEETS
DECEMBER 31, 2012 AND 2011

	December 31, 2012	December 31, 2011

ASSETS

CURRENT ASSETS
Cash	$33,637	$-
Prepaid expense	3,708	25,000

TOTAL CURRENT ASSETS	37,345	25,000

PROPERTY & EQUIPMENT, at cost
Machinery & equipment	13,080	13,080
Computer equipment	57,795	57,795
Furniture & fixture	4,670	4,670
	75,545	75,545
Less accumulated depreciation	(71,124)	(69,514)

NET PROPERTY AND EQUIPMENT	4,421	6,031

OTHER ASSETS
Security deposit	-	2,975

TOTAL OTHER ASSETS	-	2,975

TOTAL ASSETS	$41,766	$34,006

LIABILITIES AND SHAREHOLDERS' EQUITY/(DEFICIT)

CURRENT LIABILITIES
Bank Overdraft	$-	$12,916
Accounts payable	67,580	17,349
Accrued expenses	43,060	-
Accrued interest	2,790	-
Derivative liability	696,564	-
Convertible promissory note payable, net of discount $236,017	123,400	-

TOTAL CURRENT LIABILITIES	933,394	30,265

SHAREHOLDERS' EQUITY/(DEFICIT)
Common stock, $.001 par value; 550,000,000 authorized shares; 141,155,412 and 118,283,724 shares issued and outstanding, respectively	141,155	118,283
Additional paid in capital	11,099,398	9,974,861
Deficit accumulated during the development stage	(12,132,181)	(10,089,403)

TOTAL SHAREHOLDERS' EQUITY/(DEFICIT)	(891,628)	3,741

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY/(DEFICIT)	$41,766	$34,006

The accompanying notes are an integral part of these consolidated financial statements.

SOLAR3D, INC.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

			From Inception
			January 30, 2002
	Years Ended		through
	December 31, 2012	December 31, 2011	December 31, 2012

REVENUE	$-	$-	$1,127,406

COST OF SERVICES	-	-	496,177

GROSS PROFIT	-	-	631,229

OPERATING EXPENSES
General and administrative expenses	1,319,918	1,363,642	7,607,066
Research and development	157,742	133,196	1,766,845
Impairment loss	-	-	1,753,502
Depreciation and amortization expense	1,610	1,591	123,448

TOTAL OPERATING EXPENSES	1,479,270	1,498,429	11,250,861

LOSS FROM OPERATIONS	(1,479,270)	(1,498,429)	(10,619,632)

OTHER INCOME/(EXPENSES)
Interest income	-	66	10,321
Interest expense	(108,732)	(2,123)	(380,538)
Penalties	(112)	(29)	(296)
Gain on derivative liability	(423,914)	-	(423,914)
Loss on investment	-	-	(73,121)
Loss on settlement of debt	(30,750)	(45,988)	(644,038)
Loss on sale of asset	-	-	(963)

TOTAL OTHER INCOME/(EXPENSES)	(563,508)	(48,074)	(1,512,549)

NET LOSS	$(2,042,778)	$(1,546,503)	$(12,132,181)

BASIC AND DILUTED LOSS PER SHARE	$(0.02)	$(0.01)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING BASIC AND DILUTED	128,117,443	109,533,761

The accompanying notes are an integral part of these consolidated financial statements.

SOLAR3D, INC.
STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

				Accumulated
				Deficit During
			Additional	the
	Common stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Total
Balance from original Issuance at January 30, 2002 ($0.00425 per share) ($7,650 in cash and a patent at fair value of $5,100)	3,000,000	$3,000	$9,750	$-	$12,750

Issuance of common stock in February and March 2002 (100,000 shares at $1.25 per share in cash)	100,000	100	124,900	-	125,000

Issuance of common stock in April 2002 (8,000 shares at $1.25 per share in cash)	8,000	8	9,992	-	10,000

Issuance of common stock in April 2002 (8,000 shares as finders fees)	8,000	8	(8)	-	-

Issuance of common stock in May 2002 (56,000 shares at $1.25 per share in cash)	56,000	56	69,944	-	70,000

Issuance of common stock in May 2002 (8,000 shares as finders fees)	8,000	8	(8)	-	-

Issuance of common stock in June 2002 (20,000 shares at a price of $2.50 per share in cash)	20,000	20	49,980	-	50,000

Net Loss for the year ended December 31, 2002	-	-	-	(852,600)	(852,600)
Balance at December 31, 2002	3,200,000	3,200	264,550	(852,600)	(584,850)

Issuance of common stock in January 2003 (420,916 ata price of $0.3041 per share in cash)	420,916	421	127,579	-	128,000

Issuance of common stock in March 2003 (32,884 at a price of $0.3041 per share in cash)	32,884	33	9,967	-	10,000

Net Loss for the year ended December 31, 2003	-	-	-	(394,115)	(394,115)
Balance, December 31, 2003	3,653,800	3,654	402,096	(1,246,715)	(840,965)

Issuance of common stock in January 2004 (1,000 shares valued at $6,250 for services	1,000	1	6,249	-	6,250

Issuance of common stock in June 2004 (640,000 shares at $0.625 per share in conversion debt)	640,000	640	399,360	-	400,000

Issuance of common stock in June 2004 (400,000 shares at $0.625 per share for services)	400,000	400	249,600	-	250,000

Issuance of common stock in July through December 31, 2004 for cash	982,400	982	613,018	-	614,000

Net Loss for the year ended December 31, 2004	-	-	-	(573,454)	(573,454)
Balance at December 31, 2004	5,677,200	5,677	1,670,323	(1,820,169)	(144,169)

Issuance of common stock in January 2005 (548,800 shares at $0.625 per share for cash)	548,800	549	342,451	-	343,000

Issuance of common stock in March 2005 (12,000 shares at $0.50 per share for cash)	12,000	12	29,988	-	30,000

Issuance of 152,680 warrants for services	-	-	129,550	-	129,550

Issuance of common stock in April 2005 (12,000 shares at $2.50 per share for cash)	12,000	12	29,988	-	30,000

Issuance of common stock in May 2005 (10,682 shares at fair value for services)	10,682	10	8,058	-	8,068

Issuance of common stock in May 2005 (58,000 shares at $2.50 per share for cash)	58,000	58	144,942	-	145,000

Issuance of common stock in June 2005 (42,000 shares at $2.50 per share for cash)	42,000	42	104,958	-	105,000

Issuance of 10,400 warrants for services	-	-	23,400	-	23,400

Net Loss for the year ended December 31, 2005	-	-	-	(1,068,190)	(1,068,190)
Balance at December 31, 2005	6,360,682	6,360	2,483,658	(2,888,359)	(398,342)

Common stock warrants exercised in March 2006 (12,600 common stock warrants exercised at $0.625)	12,600	13	7,862	-	7,875

Private Placement in 2nd Qtr 2006 (16,000 shares at $3.75 per share for cash)	16,000	16	59,984	-	60,000

Stock Compensation Cost	-	-	35,008	-	35,008

Common stock warrants exercised in August 2006 (2,000 common stock warrants exercised at $0.625)	2,000	2	1,248	-	1,250

Issuance of common stock in December 2006 (6,286 shares issued at $1.75 for cash)	6,286	6	10,994	-	11,000

Investment in Sense Comm (24,000 common stock issued at $3.00 per share at FMV)	24,000	24	71,976	-	72,000

Stock Compensation Cost	-	-	4,847	-	4,847

Issuance of 24,800 warrants for services	-	-	46,861	-	46,861

Net Loss for the year ended December 31, 2006	-	-	-	(611,967)	(611,967)
Balance at December 31, 2006	6,421,568	6,421	2,722,438	(3,500,326)	(771,468)

Common stock warrants exercised in January 2007 (1,273 common stock warrants exercised for cash at $3.00)	1,273	1	3,817	-	3,818

Issuance of common stock in January 2007 (33,143 shares at $1.75 per share for cash)	33,143	33	57,967	-	58,000

Issuance of common stock in February 2007 (8,000 shares at $1.75 per share for cash)	8,000	8	13,992	-	14,000

Issuance of 24,000 warrants for services	-	-	49,487	-	49,487

Issuance of common stock in April 2007 (32,000 shares at $1.75 per share for cash)	32,000	32	55,968	-	56,000

Issuance of common stock in April 2007 (1,530 shares at $2.50 per share for services)	1,530	2	3,824	-	3,826

Exercise of stock options in June 2007 (10,000 shares at $0.625 per share for cash)	10,000	10	6,240	-	6,250

Conversion of note to common stock in June 2007 (114,286 shares at $1.75 per share in conversion of debt)	114,286	114	199,886	-	200,000

Issuance of common stock in June 2007 (16,000 shares at $1.25 per share for cash)	16,000	16	19,984	-	20,000

Issuance of common stock in July 2007 (61,600 shares at $1.25 per share for cash)	61,600	62	76,938	-	77,000

Issuance of common stock in July 2007 (120,000 shares at $2.00 per share for purchase of investment)	120,000	120	239,880	-	240,000

Issuance of common stock in August 2007 (4,000 shares at $1.25 per share for cash)	4,000	4	4,996	-	5,000

Issuance of common stock in September 2007 (19,200 shares at $1.25 per share for cash)	19,200	19	23,981	-	24,000

Issuance of 8,333 warrants for services	-	-	12,345	-	12,345

Stock compensation cost	-	-	17,092	-	17,092

Issuance of common stock in October 2007 (40,000 shares at $1.25 per share for cash)	40,000	40	49,960	-	50,000

Issuance of common stock in November 2007 (3,425 shares at $1.50 per share for services)	3,425	3	5,133	-	5,136

Issuance of common stock in December 2007 (345,000 shares at $1.00 per share for license fees)	345,000	345	344,655	-	345,000

Issuance of common stock in December 2007 (1,515,000 shares at $1.00 per share for purchase of subsidiary)	1,515,000	1,515	1,513,485	-	1,515,000

Net Loss for the year ended December 31, 2007	-	-	-	(1,025,773)	(1,025,773)
Balance at December 31, 2007	8,746,025	8,745	5,422,068	(4,526,099)	904,714

Issuance of common stock in March 2008 (2,649 shares at $1.25 per share for services)	2,649	3	3,308	-	3,311

Issuance of common stock in July 2008
Issuance of common stock in July 2008 (14,667 shares at $0.625 per share for services)	14,667	15	9,153	-	9,168

Issuance of common stock in September 2008 (60,000 shares at $0.175 per share for services)	60,000	60	10,440	-	10,500

Stock compensation cost	-	-	12,831	-	12,831

Issuance of common stock in September 2008 (14,000 shares at $0.2275 per share for services)	14,000	14	3,171	-	3,185

Contributed capital by shareholder	-	-	448,712	-	448,712

Net Loss for the year ended December 31, 2008	-	-	-	(2,349,831)	(2,349,831)
Balance at December 31, 2008	8,837,341	8,837	5,909,683	(6,875,930)	(957,410)

Issuance of common stock in April 2009 (1,240,000 shares at $0.1625 per share issued for services)	1,240,000	1,240	200,260	-	201,500

Issuance of common stock in May 2009 (18,648,018 shares at $0.0053625 per share issued for cash)	18,648,018	18,648	81,352	-	100,000

Issuance of common stock in May 2009 (350,000 shares at $0.1275 per share issued for services)	350,000	350	44,275	-	44,625

Issuance of common stock in May 2009 (380,000 shares at $0.1275 per share issued for conversion of promissory note)	380,000	380	48,070	-	48,450

Issuance of common stock in May 2009 (6,940,000 shares at $0.1275 per share issued for conversion of promissory note)	6,940,000	6,940	877,910	-	884,850

Contributed capital by shareholder	-	-	58,827	-	58,827

Net Loss for the year ended December 31, 2009	-	-	-	(1,050,064)	(1,050,064)
Balance at December 31, 2009	36,395,359	36,395	7,220,377	(7,925,994)	(669,222)

Issuance of common stock in February 2010 for cash (16,000,000 shares of common stock issued at $0.0125 per share)	16,000,000	16,000	184,000	-	200,000

Issuance of common stock in July 2010 for cash (44,444,444 shares of common stock issued at $0.00225 per share)	44,444,444	44,444	55,556	-	100,000

Issuance of common stock in August 2010 for cash (1,050,000 shares of common stock issued at $0.010476 per share)	1,050,000	1,050	9,950	-	11,000

Issuance of common stock in December 2010 for cash (2,800,000 shares of common stock issued at $0.05 per share)	2,800,000	2,800	137,200	-	140,000

Rounding shares	22	-	-	-	-

Stock compensation cost	-	-	208,005	-	208,005

Net loss for the year ended December 31, 2010	-	-	-	(616,906)	(616,906)
Balance at December 31, 2010	100,689,829	100,689	7,815,088	(8,542,900)	(627,123)

Issuance of common stock for cash and subscription payable prices per share between $0.05 and $0.075	13,203,338	13,203	855,297	-	868,500

Issuance of common stock for services price per share $0.15	650,000	650	96,850	-	97,500

Conversion of debt into common stock	1,839,500	1,840	136,123	-	137,963

Cashless exercise of warrants	1,781,927	1,782	(1,782)	-	-

Issuance of common stock for a fee at fair value of $7,148	119,130	119	7,029	-	7,148

Stock compensation cost	-	-	499,200	-	499,200

Contribution of capital from related party sale of subsidiary	-	-	560,306	-	560,306

Common stock subscription payable	-	-	6,750	-	6,750

Net loss for the year ended December 31, 2011	-	-	-	(1,546,503)	(1,546,503)
Balance at December 31, 2011	118,283,724	118,283	9,974,861	(10,089,403)	3,741

Issuance of common stock for cash and subscription payable (price per share between $0.015 and $0.05)	15,876,906	15,877	334,623	-	350,500

Issuance of common stock at fair value for accounts payable & services	3,479,630	3,480	169,455	-	172,935

Issuance of common stock through a cashless exercise of warrants	3,515,152	3,515	(3,515)	-	-

Debt discount on promissory notes	-	-	59,388	-	59,388

Stock compensation cost	-	-	564,586	-	564,586

Net loss for the year ended December 31, 2012	-	-	-	(2,042,778)	(2,042,778)

Balance at December 31, 2012	141,155,412	$141,155	$11,099,398	$(12,132,181)	$(891,628)

The accompanying notes are an integral part of these consolidated financial statements.

SOLAR3D, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

			From Inception
			January 30, 2002
	Year Ended		through
	December 31, 2012	December 31, 2011	December 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,042,778)	$(1,546,503)	$(12,132,181)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,610	1,591	123,448
Issuance of common shares and warrants for services	-	104,648	832,361
Issuance of common shares in conversion of debt	-	-	400,000
(Gain)/loss on investment	-	-	73,121
Stock Compensation Cost	564,586	499,200	1,341,569
Change in derivative liability	423,914	-	423,914
Gain on sale of asset	-	-	963
Impairment loss	-	-	1,753,502
Amortization of debt discount recognized as interest	96,021	-	96,021
Loss on settlement of debt	30,750	45,988	644,038
Changes in Assets and Liabilities
(Increase) Decrease in:
Prepaid expenses	21,292	(178)	(3,708)
Deposits and other assets	2,975	-	5,000
Increase (Decrease) in:
Accounts payable	192,416	3,905	289,265
Accrued expenses	45,850	1,950	633,131

NET CASH USED IN OPERATING ACTIVITIES	(663,364)	(889,399)	(5,519,556)

NET CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of property and equipment	-	(2,078)	(81,198)
Sale of asset	-	-	3,963
Investment in companies	-	-	(6,121)

NET CASH USED IN INVESTING ACTIVITIES	-	(2,078)	(83,356)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of bank overdraft	(12,916)	12,916	-
Proceeds from notes payable related parties	-	-	1,174,342
Proceeds from convertible promissory note	359,417	-	488,417
Repayment of notes payable related party	-	-	(184,000)
Contributed capital by shareholder	-	-	19,197
Proceeds from subsidiary	-		300,000
Proceeds from issuance of common stock and subscription payable	350,500	875,250	3,830,943

NET CASH PROVIDED BY FINANCING ACTIVITIES	697,001	888,166	5,628,899

NET INCREASE IN CASH	33,637	(3,311)	25,987

CASH, BEGINNING OF PERIOD	-	3,311	7,650

CASH, END OF PERIOD	$33,637	$-	$33,637

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$4	$173	$137,661
Income taxes	$-	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS
During the year ended December 31, 2012, the Company issued 3,515,152 shares of common stock for 5,333,332 purchase warrants through a cashless exercise.

During the year ended December 31, 2011, the Company sold WDTI its subsidiary, for a secured note receivable of $100,000. The sale included the net book value of the assets and liabilities of $(560,036). Also, 2,666,668 warrants to purchase shares of common stock were exercised through a cashless conversion  for 1,781,927 shares of common stock; 133,334 shares were issued for a subscription receivable; issued 1,839,500 shares of common stock for convertible debt. Also, the Company issued 650,000 shares for services at a fair value of $97,500.

The accompanying notes are an integral part of these consolidated financial statements.

SOLAR3D, INC.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2012 and 2011

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

Development Stage Activities and Operations
The Company has been in its initial stages of development and for the year ended December 31, 2012, had insignificant revenues. A development stage activity is one in which all efforts are devoted substantially to establishing a new business and even if planned principal operations have commenced, revenues are insignificant.

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

Depreciation expense as of December 31, 2012 and 2011 was $1,610 and $1,591 respectively.

SOLAR3D, INC.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2012 and 2011

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition
We recognize revenue upon delivery, provided that evidence of an arrangement exists, title, and risk of loss have passed to the customer, fees are fixed or determinable, and collection of the related receivable is reasonably assured.  We record revenue net of estimated product returns, which is based upon our return policy, sales agreements, management estimates of potential future product returns related to current period revenue, current economic trends, changes in customer composition and historical experience.  Generally, we extend credit to our customers and do not require collateral.  We perform ongoing credit evaluations of our customers and historic credit losses have been within our expectations.  We do not ship a product until we have a purchase agreement signed by the customer with a payment arrangement.  This is a critical policy, because we want our accounting to show only sales which are “final” with a payment arrangement.  We do not make consignment sales, nor inventory sales subject to a “buy back” or return arrangement from customers.  Accordingly, original equipment manufacturers do not presently have a right to return unsold products to us.

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

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at December 31, 2012:

	Total	(Level 1)	(Level 2)	(Level 3)

Assets	$-	$-	$-	$-

Total assets measured at fair value	$-	$-	$-	$-

Liabilities

Derivative liability	696,564	-	-	696,564
Convertible promissory note	123,400	-	-	123,400
Total liabilities measured at fair value	$819,964	$-	$-	$819,964

Advertising
The Company expenses advertising costs as incurred. Advertising costs for the years ended December 31, 2012 and 2011 were $37,766 and $11,523, respectively.

Research and Development Costs
Research and development costs are expensed as incurred. These costs consist primarily of consulting fees, salaries and direct payroll related costs. The costs for the years ended December 31, 2012 and 2011 were $157,742 and $133,196, respectively.

SOLAR3D, INC.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2012 and 2011

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

Loss per Share Calculations
Loss per Share dictates the calculation of basic earnings per share and diluted earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. No shares for employee options or warrants were used in the calculation of the loss per share as they were all anti-dilutive. The Company’s diluted loss per share is the same as the basic loss per share for the years ended December 31, 2012 and 2011, as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss. The Company has excluded 37,798,106 and 14,353,340 warrants for the years ended December 31, 2012 and 2011, respectively.

	For the years ended
	December 31,
	2012	2011

(Loss) to common shareholders (Numerator)	$(2,042,778)	$(1,546,503)

Basic and diluted weighted average number of common shares outstanding (Denominator)	128,117,443	109,533,761

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

Recently Issued Accounting Pronouncements
Management reviewed accounting pronouncements issued during the year ended December 31, 2012, and the following pronouncements were adopted during the year.

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

3.      INCOME TAXES

The Company files income tax returns in the U.S. federal jurisdiction and the state of California. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2010.

SOLAR3D, INC.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2012 and 2011

3.      INCOME TAXES (Continued)

Deferred income taxes have been provided by temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. To the extent allowed by GAAP, we provide valuation allowances against the deferred tax assets for amounts when the realization is uncertain.Included in the balances at December 31, 2012 and 2011, are no tax positions for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductibility.  Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

The Company's policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the periods ended December 31, 2012 and 2011, the Company did not recognize interest and penalties.

4.      DEFERRED TAX BENEFIT

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the year ended December 31, 2012 and 2011 due to the following:

	2012	2011
Book Income	$(817,100)	$(665,000)
Other	400	1,000
Stock for Services	69,200	42,000
Loss on Settlement of Debt	12,300	18,000
Related Party Accrual	17,200	-
Depreciation	600	-
R&D Credit	5,400	-
Stock Compensation Expense	225,800	200,000
Non Deductible Expenses	208,000	-

Valuation Allowance	278,200	404,000

Income tax expense	$-	$-

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

Net deferred tax liabilities consist of the following components as of December 31, 2012 and 2011:

	2012	2011
Deferred tax assets:
NOL carryover	$2,437,400	$2,383,000
R&D	153,700	140,000
Contributions	400	1,000
Related party accruals	17,200	-

Deferred tax liabilities:
Depreciation	(1,300)	-

Less valuation allowance	(2,607,400)	(2,524,000)

Net deferred tax asset	$-	$-

At December 31, 2012, the Company had net operating loss carry-forwards of approximately $6,093,600 that may be offset against future taxable income from the year 2012 through 2032. No tax benefit has been reported in the December 2012 financial statements, since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry-forwards for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry-forwards may be limited as to use in future years.

SOLAR3D, INC.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2012 and 2011

5.      CAPITAL STOCK

During the year ended December 31, 2012, the Company issued 5,533,334 shares of common stock, with 10,666,666 shares of common stock purchase warrants at a price of $0.015 per share for cash of $83,000; issued 2,825,000 shares of common stock at a price of $0.020 per share for cash of $56,500; issued 3,180,000 shares of common stock, with 6,360,000 shares of common stock purchase warrants  at a price of $0.025 per share for cash of $79,500; issued 2,150,000 shares of common stock at a price of $0.025 per share for cash of $53,750; issued 3,479,630 shares of common stock for services at a fair value of $172,935, recognizing a loss of $30,750 on settlement of debt; issued 300,000 shares of common stock at a price of $0.03 per share for cash of $9,000; issued 428,572 shares of common stock with 857,144 shares of common stock purchase warrants at a price of $0.035 per share for cash of $15,000; issued 25,000 shares of common stock at a price of $0.05 per share for cash of $1,250; issued 800,000 shares of common stock with 1,600,000 shares of common stock purchase warrants at a price of $0.05 per share for cash of $40,000; issued 135,000 shares of common stock at a price of $0.05 for a subscription payable of $6,750; issued 500,000 shares of common stock at a price of $0.025 for a subscription payable of $12,500; issued 750,000 shares of common stock for accounts payable at fair value of $30,000.

During the year ended December 31, 2011, the Company issued 5,953,338 shares of common stock at a price of $0.075 per share for cash of $456,500, with warrants attached to purchase 2,333,334 shares of common stock; issued 5,616,670 shares of common stock at a price of $0.06 per share for cash of $337,000, with warrants attached to purchase 11,233,340 shares of common stock; issued 1,500,000 shares of common stock at a price of  $0.05 per share for cash of $75,000; and issued 1,839,500 shares of common stock with a fair value of $137,963 that were issued in conversion of $91,975 of debt resulting in the recognition of a $45,988 loss on settlement of debt. As part of the private placement in which warrants were attached for the purchase of common stock, an investor exercised 2,666,668 warrants through a cashless exercise to purchase 1,781,927 shares of common stock.  During the year ended December 31, 2011, the Company also issued 650,000 shares of common stock at $0.15 per share for services with a fair value of $97,500, and issued 119,130 shares of common stock for a fee with a fair value of $7,148.  Also, 133,334 shares of common stock were issued for a $10,000 subscription receivable, and the Company received cash of $6,750 for a subscription payable at the year ended December 31, 2011.

6.      STOCK OPTIONS AND WARRANTS

As of December 31, 2012, the Board of Directors of the Company granted non-qualified stock options for 23,000,000 shares of common stock to its employees, directors and consultants, as agreements may provide. Notwithstanding any other provisions of the option agreements, each option expires on the date specified in the option agreements, which date shall not be later than the fifth (5th) anniversary from the grant date of the options. The stock options vest at various times, and are exercisable for a period of seven years from the date of grant at  exercise prices ranging from $0.01 to $0.05 per share, the market value of the Company’s common stock on the date of grant. The Company determined the fair market value of these options by using the Black Scholes option valuation model with the following significant assumptions:

	2012			2011
Risk free interest rate	1.01%	-	2.38%	2.38%
Stock volatility factor	93.6%	-	229%	229%
Weighted average expected option life			7 years	7 years
Expected dividend yield			None	None

A summary of the Company’s stock option activity and related information follows:

	12/31/2012		12/31/2011
		Weighted		Weighted
	Number	average	Number	average
	of	exercise	of	exercise
	Options	price	Options	price
Outstanding, beginning of period	15,000,000	$0.05	-	$-
Granted	8,000,000	0.01	15,000,000	0.05
Exercised	-	-	-	-
Expired	-	-	-	-
Outstanding, end of period	23,000,000	$0.04	15,000,000	$0.05
Exercisable at the end of period	13,944,445	$0.04	7,083,333	$0.05
Weighted average fair value of options granted during the period		$0.03		$-

The stock-based compensation expense recognized in the statement of operations during the years ended December 31, 2012 and 2011, is $564,586 and $499,200 respectively.

SOLAR3D, INC.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2012 and 2011

6.      STOCK OPTIONS AND WARRANTS (Continued)

Warrants
A summary of the Company’s warrant activity and related information follows:

	12/31/2012		12/31/2011
		Weighted		Weighted
	Number	average	Number	average
	of	exercise	of	exercise
	Warrants	price	Warrants	price
Outstanding, beginning of period	14,353,340	$0.06	131,614	$0.11
Granted	29,078,098	0.023	16,900,008	-
Exercised	(5,333,332)	0.015	(2,666,668)	-
Expired	(120,000)	0.12	(11,614)	0.06
Outstanding, end of period	37,978,106	$0.04	14,353,340	$0.06
Exercisable at the end of period	37,978,106	$0.04	14,353,340	$0.06
Weighted average fair value of options granted during the period		$0.00		$0.00

At December 31, 2012, the weighted average remaining contractual life of warrants outstanding:

			Weighted
			Average
			Remaining
Exercisable	Warrants	Warrants	Contractual
Prices	Outstanding	Exercisable	Life (years)
$0.08	1,333,334	1,333,334	3.42
$0.08	1,000,000	1,000,000	3.47
$0.08	1,333,334	1,333,334	3.54
$0.06	1,666,666	1,666,666	3.63
$0.06	1,000,000	1,000,000	3.69
$0.06	833,334	833,334	3.72
$0.06	666,668	666,668	3.75
$0.06	400,000	400,000	3.76
$0.06	833,334	833,334	3.81
$0.06	833,334	833,334	3.82
$0.06	833,334	833,334	3.86
$0.06	833,334	833,334	3.88
$0.06	1,000,000	1,000,000	3.90
$0.06	1,000,000	1,000,000	3.94
$0.06	666,668	666,668	3.96
$0.05	400,000	400,000	4.02
$0.05	1,200,000	1,200,000	4.04
$0.035	857,144	857,144	4.08
$0.035	1,914,286	1,914,286	4.15
$0.025	600,000	600,000	4.17
$0.025	3,000,000	3,000,000	4.24
$0.025	960,000	960,000	4.26
$0.025	720,000	720,000	4.30
$0.025	640,000	640,000	4.34
$0.025	2,360,000	2,360,000	4.38
$0.025	960,000	960,000	4.42
$0.025	800,000	800,000	4.43
$0.025	800,000	800,000	4.49
$0.025	800,000	800,000	4.53
$0.015	1,333,334	1,333,334	4.58
$0.015	1,333,334	1,333,334	4.60
$0.015	2,666,668	2,666,668	4.64
$0.015	2,000,000	2,000,000	4.72
$0.015	400,000	400,000	4.78
	37,978,106	37,978,106

The majority of the warrants were issued through equity financing, and has a cashless exercise option to purchase 37,978,106 shares of common stock as of December 31, 2012.

SOLAR3D, INC.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2012 and 2011

7.      PROMISSORY NOTES

During the nine months ended September 30, 2012, the Company signed promissory notes for funds received in the amount of $114,500 for operating expenses from an existing shareholder. The notes bore interest at 5% per annum, and were due within one year from the effective dates. Also, as collateral the shareholder was assigned common stock purchase warrants to purchase 9,594,286 shares of common stock. The warrants were evaluated for purposes of classification under ASC Topic 480-10. “Distinguishing Liabilities from Equity” (pre-codification SFAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity). The warrants did not embody any of the conditions for liability classification under the ASC 480-10 context. The warrants were then evaluated under ASC 815, and were accounted for under the equity classification, and the proceeds were allocated based on the relative fair value of the instruments. As of December 26, 2012, the principal of $114,500 and accrued interest of $4,084 were exchanged for six month convertible promissory notes

8.      CONVERTIBLE PROMISSORY NOTES

On September 19, 2012, and November 13, 2012, the Company received funds on two securities purchase agreements entered into on September 19, 2012 and November 13, 2012, respectively, for the sale of 8% convertible promissory notes in the aggregate principal amount of $75,000. The notes are convertible into shares of common stock of the Company at a price equal to a variable conversion price of 58% multiplied by the market price representing a discount of 42%. The market price means the average of the lowest three (3) trading prices for the common stock during a ten (10) trading day period ending on the latest complete trading day prior to the conversion date. The notes mature on June 21, 2013 and August 15, 2013, respectively.

On October 24, 2012, the Company received in consideration upon execution of a note the sum of $50,000 on a securities purchase agreements entered into for the sale of 10% convertible promissory notes in the aggregate principal amount of $335,000 with an original issue discount of $35,000. The principal amount of $55,833 outstanding on the note as of December 31, 2012, includes the payment received of $50,000 plus original issued discount of $833. If the note is repaid before 90 days, the interest rate will be zero percent (0%), otherwise a one time interest rate of  five percent (5%) will be applied to the principal sums outstanding.  The note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of the lesser of $0.035 per share or seventy percent (70%) of the lowest trading price of the previous 25 trading days. The notes mature one (1) year from the effective date of each payment.

On November 29, 2012, the Company received in consideration upon execution of two (2) notes for the aggregate sum of $25,000 on two (2) securities purchase agreements entered into for the sale of 10% convertible promissory notes in the aggregate principal amount of $160,000. The notes are convertible into shares of common stock of the Company at a price equal to a variable conversion price of the lesser of $0.015 per share or fifty percent (50%) of the lowest trading price of the previous 25 trading days. The notes mature one (1) year from the effective date of each payment.

During the months of November and December 2012, the Company received in consideration upon execution of a note the aggregate sums of $20,000, $15,000 and $50,000 on a securities purchase agreement entered into for the sale of a 10% convertible promissory note in the aggregate principal amount of $100,000. The note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of the lesser of $0.01 per share or fifty percent (50%) of the lowest trading price of the previous 25 trading days. The note matures one (1) year from the effective date of each payment.

On December 26, 2012, the Company exchanged certain promissory notes in the aggregate amount of $114,500 plus accrued interest of $4,084 to a convertible promissory note. The securities purchase agreement entered into for the sale of a 10% convertible promissory note in the aggregate principal amount of $118,584, are convertible into shares of common stock of the Company at a price equal to (a) the lesser of $0.0326 per share or (b) 50% of the lowest trade price of common stock recorded on any trade day after the effective date. The note matures six (6) months from the effective date of the note.

ASC Topic 815 provides guidance applicable to convertible debt issued by the Company in instances where the number into which the debt can be converted is not fixed.  For example, when a convertible debt converts at a discount to market based on the stock price on the date of conversion, ASC Topic 815 requires that the embedded conversion option of the convertible debt be bifurcated from the host contract and recorded at their fair value. In accounting for derivatives under accounting standards, the Company recorded a liability of $561,049 representing the estimated present value of the conversion feature considering the historic volatility of the Company’s stock, and a discount of $272,650 representing the imputed interest associated with the embedded derivative. The discount is amortized over the life of the convertible debt, which resulted in the recognition of $96,021 in interest expense for the year ended December 31, 2012, and the derivative liability is adjusted periodically according to stock price fluctuations. At the time of conversion, any remaining derivative liability will be charged to additional paid-in capital.

SOLAR3D, INC.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2012 and 2011

8.      CONVERTIBLE PROMISSORY NOTES (Continued)

For purpose of determining the fair market value of the derivative liability, the Company used Black Scholes option valuation model. The significant assumptions used in the Black Scholes valuation of the derivative are as follows:

Stock price on the valuation dates			$0.04
Conversion price for the debt	$0.01	-	$0.02
Dividend yield			0.00%
Years to Maturity	0.5	-	1.0
Risk free rate	.13%	-	.19%
Expected volatility	107.09%	-	136.97%

The value of the derivative liability at December 31, 2012 was $696,564.

9.      SUBSEQUENT EVENTS

Management has evaluated subsequent events according to the requirements of ASC TOPIC 855, and has reported the following events;

During the month of January 2013, the Company received $28,500 for the purchase of 1,425,000 shares of common stock at a price of $0.02 per share.

On January 30, 2012, the Company received in an additional note for the sum of $15,000, on a securities purchase agreement entered into for the sale of a 10% convertible promissory note in the aggregate principal amount of $100,000. The note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of the lesser of $0.01 per share or fifty percent (50%) of the lowest trading price of the previous 25 trading days. The note matures one (1) year from the effective date of each payment.

On February 24, 2013, the Company entered into a  Securities Purchase Agreement (the "Purchase Agreement") providing for the sale by the Company of an unsecured Convertible Note (“the Note”) in the principal amount of $8,000, of which the Company received in consideration upon execution of the note. The Note matures two (2) years from the effective date. The note may be converted into shares of the Company’s common stock at a conversion price of $0.02 per share of common stock. The note bears interest at the rate of 5% per year.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended.  Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  We have identified the following material weaknesses:

As of December 31, 2012, we did not maintain effective controls over the control environment.  Specifically, the board of directors currently has only one independent member and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-B.  Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

Because of this material weakness, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2012, based on the criteria established in “Internal Control-Integrated Framework” issued by the COSO.

No Attestation Report by Independent Registered Accountant

The effectiveness of our internal control over financial reporting as of December 31, 2012 has not been audited by our independent registered public accounting firm by virtue of our exemption from such requirement as a smaller reporting company.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting through the date of this report or during the quarter ended December 31, 2012, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table lists our executive officers and directors as of December 31, 2012:

Name	Age	Position

James B. Nelson	60	Chief Executive Officer, President, interim Chief Financial Officer, and Director

Mark J. Richardson	59	Director

(1)
Member of audit committee.  Mr. Nelson is not an independent director and he may not qualify as a financial expert for the purposes of satisfying the requirements of the Securities and Exchange Commission that audit committees be comprised of independent directors, at least one of whom is a financial expert.  Management believes that our small size and limited resources has so far hindered us from attracting a fourth director who can serve on the audit committee as an independent financial expert.  Nevertheless, we will continue to seek such a candidate.

James B. Nelson has been a director and chief executive officer of Solar3D since October 2010 and the president, and interim chief financial officer of Solar3D since August 2012.  Mr. James Nelson began his executive career 30 years ago at Bain and Company, a business strategy consulting firm, where he managed a team of consultants on four continents solving CEO-level programs for global companies.  Prior to joining Solar3D, he spent 20 years working in the private equity industry as both a capital partner and operating CEO to portfolio companies.  Mr. Nelson was a general partner at Peterson Partners (2007-2009) and at Millennial Capital Partners (1991-2010--previously known as Invest West Capital).  In addition to his responsibilities in acquisition and divestiture, Mr. Nelson worked as an executive of a number of portfolio companies. He served as chief executive officer of Euro-Tek Store Fixture, LLC, chairman of the board of American Retail Interiors, chairman of the board and chief executive officer of Panelview Inc. and chairman of the board of Critical Power Exchange, as well as sitting on numerous boards both in and out of the private equity funds’ portfolios.  Prior to his years in private equity, Mr. Nelson served as Vice President of Marketing at Banana Republic/The Gap, where he managed company-wide marketing, as well as the initial international expansion of Banana Republic.  He was also general manager for Banana Republic’s highly profitable catalog division.  He also served as Vice President of Marketing and Corporate Development at Saga Corporation, a multi-billion dollar food service company.  Mr. Nelson received his MBA from Brigham Young University, where he graduated summa cum laude and was named the Outstanding Master of Business Administration Graduate.

Mr. Nelson’s qualifications:

•
Leadership experience – Chief executive officer since October 2010 and president since August 2012, and previously general partner at Peterson Partners (2007-2009) and at Millennial Capital Partners (1991-2010--previously known as Invest West Capital).  He has also served as the chief executive officer of Euro-Tek Store Fixture, LLC and Panelview Inc.

•	Industry experience - Mr. Nelson has worked in the solar industry since October 2010.
•	·Education experience - Mr. Nelson received his MBA from Brigham Young University, where he graduated summa cum laude and was named the Outstanding Master of Business Administration Graduate.

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

Board Committees

Our board of directors has appointed an audit committee.  As of March 21, 2013, the sole member of the audit committee is James B. Nelson, who may not be considered to be independent as defined in Rule 4200 of Nasdaq’s listing standards.  The board of directors has adopted a written charter of the audit committee.  The audit committee is authorized by the board of directors to review, with our independent accountants, our annual financial statements prior to publication, and to review the work of, and approve non-audit services performed by, such independent accountants.  The audit committee will make annual recommendations to the board for the appointment of independent public accountants for the ensuing year.  The audit committee will also review the effectiveness of the financial and accounting functions and our organization, operations and management.  The audit committee was formed on February 8, 2005.  The audit committee held one meeting during fiscal year ended December 31, 2012.

Our board of directors does not have a compensation committee so all decisions with respect to management compensation are made by the whole board.  Our board of directors does not have a nominating committee. Therefore, the selection of persons or election to the board of directors was neither independently made nor negotiated at arm’s length.

Report of the Audit Committee

Our audit committee has reviewed and discussed our audited financial statements for the fiscal year ended December 31, 2012 with senior management.  The audit committee has also discussed with HJ Associates & Consultants, LLP, Certified Public Accountants, our independent auditors, the matters required to be discussed by the statement on Auditing Standards No. 61 (Communication with Audit Committees) and received the written disclosures and the letter from HJ required by Independence Standards Board Standard No. 1 (Independence Discussion with Audit Committees). The audit committee has discussed with HJ the independence of HJ as our auditors.  Finally, in considering whether the independent auditors provision of non-audit services to us is compatible with the auditors’ independence for HJ, our audit committee has recommended to the board of directors that our audited financial statements be included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 for filing with the United States Securities and Exchange Commission.  Our audit committee did not submit a formal report regarding its findings.

AUDIT COMMITTEE

James B. Nelson

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

Based solely on our review of the copies of such Section 16 Reports received by us, or written representations received from certain Reporting Persons, all Section 16(a) filing requirements applicable to our Reporting Persons during and with respect to the fiscal year ended December 31, 2012 have been complied with on a timely basis.

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

The Elements of Solar3D’s Compensation Program

Base Salary

Executive officer base salaries are based on job responsibilities and individual contribution.  The board reviews the base salaries of our executive officers, including our Named Executive Officers, considering factors such as corporate progress toward achieving objectives (without reference to any specific performance-related targets) and individual performance experience and expertise.  None of our Named Executive Officers have employment agreements with us.  Additional factors reviewed by the board of directors in determining appropriate base salary levels and raises include subjective factors related to corporate and individual performance.  For the year ended December 31, 2012, all executive officer base salary decisions were approved by the board of directors.

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

Equity Incentive Awards

Our board has not yet adopted a management equity incentive plan and no stock options or other equity incentive awards have yet been made to any of our Named Executives or other officers or employees of Solar3D, except for the one-time grant of 15,000,000 stock options in 2010 and the one-time grant of 5,000,000 stock options in November 2012 to James B. Nelson, our chief executive officer, president, and interim chief financial officer.  In the future we plan to adopt a formal management equity incentive plan pursuant to which we plan to grant stock options and make restricted stock awards to members of management, which would not be assignable during the executive’s life, except for certain gifts to family members or trusts that benefit family members.  These equity incentive awards, we believe, would motivate our employees to work to improve our business and stock price performance, thereby further linking the interests of our senior management and our stockholders.  The board will consider several factors in determining whether awards are granted to an executive officer, including those previously described, as well as the executive’s position, his or her performance and responsibilities, and the amount of options or other awards, if any, currently held by the officer and their vesting schedule.  Our policy will prohibit backdating options or granting them retroactively.

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

Executive Officer Compensation

The following table sets forth the total compensation paid in all forms to the executive officers and directors of Solar3D during the periods indicated:

Summary Compensation Table

Name and Principal Position (1)	Year	Salary	Bonus		Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total

James B. Nelson,	2012	$270,000		0	$554,613	0	0	0	$824,613
Chief Executive Officer, President, and interim Chief financial Officer	2011	$258,333	(1)	0	$0	0	0	0	$258,333

Roland F. Bryan,	2012	$40,000	(2)	0	$0	0	0	0	$40,000
Former President and Chief Financial Officer	2011	$60,000		0	$0	0	0	0	$60,000

Officers as a Group	2012	$310,000		0	$554,613	0	0	0	$864,613
	2011	$318,333		0	$0	0	0	0	$318,333

(1)	Based on an annual salary of $200,000 through February 28, 2011 and $270,000 thereafter.

(2)	Mr. Bryan retired from the Company effective August 31, 2012.

Employment Agreements

We have not entered into any employment agreements with our executive officers to date.  We may enter into employment agreements with them in the future.

Outstanding Equity Awards

The following table sets forth information with respect to unexercised stock options, stock that has not vested, and equity incentive plan awards held by our executive officers at December 31, 2012.

Option Awards

Name	Number of Securities Underlying Unexercised Options Exercisable		Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date

James B. Nelson,	12,083,333	(1)	2,916,667	$0.05	July 22, 2017
Chief Executive Officer, President, and interim Chief Financial Officer	1,527,775	(2)	3,472,225	$0.01	November 1, 2019

(1)
On July 22, 2010, Mr. Nelson received nonqualified stock options to purchase 15,000,000 shares of our common stock at an exercise price of $0.05 per share exercisable until July 22, 2017 in consideration for his services to us.  These stock options vest 1/36th per month, commencing on August 21, 2010, on a monthly basis for as long as Mr. Nelson is an employee or consultant of Solar3D.

(2)
On November 1, 2012, Mr. Nelson received nonqualified stock options to purchase 5,000,000 shares of our common at an exercise price of $0.01 per share exercisable on a cashless basis until November 1, 2019 for his services to us.  These stock options vest according to the following schedule: 1,388,889 on the date of grant, 138,889 on the first day of each month thereafter commencing on December 1, 2012 until December 1, 2014, and then 138,886 on January 1, 2015; provided Mr. Nelson is an employee or consultant of Solar3D.

Option Exercises and Stock Vested

None of our executive officers exercised any stock options or acquired stock through vesting of an equity award during the fiscal year ended December 31, 2012.

Director Compensation

No compensation was paid to our directors and no stock or option awards for directors were outstanding on December 31, 2012.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the names of our executive officers and directors and all persons known by us to beneficially own 5% or more of the issued and outstanding common stock of Solar3D at March 15, 2013.  Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission.  In computing the number of shares beneficially owned by a person and the percentage of ownership of that person, shares of common stock subject to options held by that person that are currently exercisable or become exercisable within 60 days of March 15, 2013 are deemed outstanding even if they have not actually been exercised.  Those shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person.  The percentage ownership of each beneficial owner is based on 142,580,412 outstanding shares of common stock.  Except as otherwise listed below, the address of each person is c/o Solar3D, Inc., 6500 Hollister Avenue, Suite 130, Goleta, California 93117.  Except as indicated, each person listed below has sole voting and investment power with respect to the shares set forth opposite such person’s name as of March 15, 2013.

Name, Title, and Address of Stockholder	Number of Shares Beneficially Owned (1)		Percentage Ownership

James B. Nelson, Chief Executive Officer, President, interim Chief Financial Officer, and Director	14,861,111	(2)	10.4%

Mark J. Richardson, Director 1453 Third Street Promenade, Suite 315 Santa Monica, California 90401	2,304,000		1.6%

All Current Executive Officers as a Group (Two Persons)	17,165,111		12.0%

Roland F. Bryan, Former President and, Chief Financial Officer	15,722,495	(3)	11.0%

Cumorah Capital	26,695,950		18.7%

Pearl Innovations, LLC	23,565,950		16.5%

(1)
Except as pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned. The total number of issued and outstanding shares and the total number of shares owned by each person does not include unexercised warrants and stock options, and is calculated as of March 15, 2013.

(2)	Includes shares which may be purchased pursuant to stock options that are exercisable within 60 days of March 15, 2013.

(3)
Includes 940,000 shares owned by the Bryan Family Trust.  Mr. Bryan holds an option to purchase 216,000 shares from two existing shareholders at $2.50 per share, after accounting for reverse stock splits.  Mr. Bryan retired from the Company in August 2012.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

As of March 15, 2013, our sole member of the audit committee is James B. Nelson, who may not be considered to be independent as defined in Rule 4200 of the National Association of Securities Dealers’ listing standards.

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

HJ Fees

	2012	2011

Audit Fees(1)	$34,900	$25,700
Audit Related Fees	-0-	- 0 -
Tax Fees(2)	790	740
All Other Fees	-0-	- 0 -
	$35,690	$26,440

(1)	Audit fees consist of fees for the audit of our financial statements and review of the financial statements included in our quarterly reports.

(2)	Tax fees consist of fees for the preparation of original federal and state income tax returns and fees for miscellaneous tax consulting services.

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

Dated: March 28, 2013                                                                           SOLAR3D, INC.

By: /s/James B. Nelson
James B. Nelson, Chief Executive Officer, President, and interim Chief Financial Officer (Principal Executive Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated:		March 28, 2013
/s/James B. Nelson
James B. Nelson, Director and Chief Executive Officer,
President, and interim Chief Financial Officer
(Principal Executive Officer and Principal Accounting Officer)

Dated:		March 28, 2013
/s/Mark J. Richardson
Mark J. Richardson, Director