Form 10-Q
period 2013-03-31
SOLAR3D, INC.
filed 2013-05-13
CIK 1172631

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013.
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

The number of shares of registrant’s common stock outstanding as of April 30, 2013 was 149,481,125.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

SOLAR3D, INC.
(A Development Stage Company)
BALANCE SHEETS

	March 31, 2013	December 31, 2012
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$9,326	$33,637
Prepaid expense	2,068	3,708

TOTAL CURRENT ASSETS	11,394	37,345

PROPERTY & EQUIPMENT, at cost
Machinery & equipment	13,080	13,080
Computer equipment	57,795	57,795
Furniture & fixture	4,670	4,670
	75,545	75,545
Less accumulated depreciation	(71,687)	(71,124)

NET PROPERTY AND EQUIPMENT	3,858	4,421

OTHER ASSETS
Patents	18,925	-

TOTAL OTHER ASSETS	18,925	-

TOTAL ASSETS	$34,177	$41,766

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$90,376	$67,580
Accrued expenses	43,060	43,060
Accrued interest	10,972	2,790
Derivative liability	470,391	696,564
Convertible promissory note payable, net of discount $240,892	239,358	123,400

TOTAL CURRENT LIABILITIES	854,157	933,394

SHAREHOLDERS' DEFICIT
Common stock, $.001 par value; 550,000,000 authorized shares; 142,280,412 and 141,155,412 shares issued and outstanding, respectively	142,280	141,155
Additional paid in capital	11,268,166	11,099,398
Deficit accumulated during the development stage	(12,230,426)	(12,132,181)

TOTAL SHAREHOLDERS' DEFICIT	(819,980)	(891,628)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$34,177	$41,766

The accompanying notes are an integral part of these consolidated financial statements.

SOLAR3D, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

			From Inception
			January 30, 2002
	Three Months Ended		through
	March 31, 2013	March 31, 2012	March 31, 2013

REVENUE	$-	$-	$1,127,406

COST OF SERVICES	-	-	496,177

GROSS PROFIT	-	-	631,229

OPERATING EXPENSES
General and administrative expenses	290,991	318,476	7,898,057
Research and development	23,723	53,237	1,790,568
Impairment loss	-	-	1,753,502
Depreciation and amortization expense	563	402	124,011

TOTAL OPERATING EXPENSES	315,277	372,115	11,566,138

LOSS FROM OPERATIONS	(315,277)	(372,115)	(10,934,909)

OTHER INCOME/(EXPENSES)
Interest income	-	-	10,321
Interest expense	(114,688)	(78,742)	(495,226)
Penalties	-	-	(296)
Gain/(loss) on change in derivative liability	331,720	-	(92,194)
Loss on investment	-	-	(73,121)
Loss on settlement of debt	-	-	(644,038)
Loss on sale of asset	-	-	(963)

TOTAL OTHER INCOME/(EXPENSES)	217,032	(78,742)	(1,295,517)

NET LOSS	$(98,245)	$(450,857)	$(12,230,426)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING BASIC AND DILUTED	142,015,134	119,534,136

The accompanying notes are an integral part of these consolidated financial statements.

SOLAR3D, INC.
(A Development Stage Company)
STATEMENT OF SHAREHOLDERS' EQUITY/(DEFICIT)

			Additional	Accumulated Deficit During the
	Common stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Total
Balance at December 31, 2012	141,155,412	$141,155	$11,099,398	$(12,132,181)	$(891,628)

Issuance of common stock at $0.02 per share for cash (unaudited)	1,125,000	1,125	21,375	-	22,500

Stock compensation cost (unaudited)	-	-	147,393	-	147,393

Net loss for the three months ended March 31, 2013 (unaudited)	-	-	-	(98,245)	(98,245)
Balance at March 31, 2013 (unaudited)	142,280,412	$142,280	$11,268,166	$(12,230,426)	$(819,980)

The accompanying notes are an integral part of these consolidated financial statements.

SOLAR3D, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			From Inception
			January 30, 2002
	Three Months Ended		through
	March 31, 2013	March 31, 2012	March 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(98,245)	$(450,857)	$(12,230,426)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	563	402	124,011
Issuance of common shares and warrants for services	-	-	832,361
Issuance of common shares in conversion of debt	-	-	400,000
(Gain)/loss on investment	-	-	73,121
Stock Compensation Cost	147,393	124,800	1,488,962
(Gain)/loss on change in derivative liability	(331,720)	-	92,194
Gain on sale of asset	-	-	963
Impairment loss	-	-	1,753,502
Amortization of debt discount recognized as interest	106,505	78,500	202,526
Loss on settlement of debt	-	-	644,038
Changes in Assets and Liabilities
(Increase) Decrease in:
Prepaid expenses	1,640	6,250	(2,068)
Deposits and other assets	-	-	5,000
Increase (Decrease) in:
Accounts payable	22,796	62,350	312,061
Accrued expenses	8,182	16,089	641,313

NET CASH USED IN OPERATING ACTIVITIES	(142,886)	(162,466)	(5,662,442)

NET CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of property and equipment	-	-	(81,198)
Expenditures for intangible assets	(18,925)	-	(18,925)
Sale of asset	-	-	3,963
Investment in companies	-	-	(6,121)

NET CASH USED IN INVESTING ACTIVITIES	(18,925)	-	(102,281)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of bank overdraft	-	(6,284)	-
Proceeds from notes payable related parties	-	78,500	1,174,342
Proceeds from convertible promissory note	115,000	-	603,417
Repayment of notes payable related party	-	-	(184,000)
Contributed capital by shareholder	-	-	19,197
Proceeds from subsidiary	-	-	300,000
Proceeds from issuance of common stock and subscription payable	22,500	90,250	3,853,443

NET CASH PROVIDED BY FINANCING ACTIVITIES	137,500	162,466	5,766,399

NET INCREASE/(DECREASE) IN CASH	(24,311)	-	1,676

CASH, BEGINNING OF PERIOD	33,637	-	7,650

CASH, END OF PERIOD	$9,326	$-	$9,326

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$-	$-	$137,661
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

SOLAR3D, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS-UNAUDITED
MARCH 31, 2013

1.	BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 2012.

Going Concern
The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business.  The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern.  The Company does not generate significant revenue, and has negative cash flows from operations, which raise substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, an additional cash infusion. The Company has obtained funds from its shareholders since its inception through March 31 2013. It is Management's plan to generate additional working capital from investors, and then continue to pursue its business plan and purposes.

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

        Development Stage Activities and Operations
The Company has been in its initial stages of formation and for the three months ended March 31 2013, had no revenues.  A development stage activity is one in which all efforts are devoted substantially to establishing a new business and even if planned principal operations have commenced, revenues are insignificant.

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

        Loss per Share Calculations
Loss per Share dictates the calculation of basic earnings per share and diluted earnings per share. Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. No shares for employee options or warrants were used in the calculation of the loss per share as they were all anti-dilutive. The Company’s diluted loss per share is the same as the basic loss per share for the three months ended March 31, 2013 and 2012,  as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss.

SOLAR3D, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS-UNAUDITED
MARCH 31, 2013

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

Fair Value of Financial Instruments
Disclosures about fair value of financial instruments, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of March 31, 2013, the amounts reported for cash, accrued interest and other expenses, and notes payable approximate the fair value because of their short maturities.

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

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at March 31, 2013:

	Total	(Level 1)	(Level 2)	(Level 3)

Assets	$-	$-	$-	$-

Total assets measured at fair value	$-	$-	$-	$-

Liabilities

Derivative liability	470,391	-	-	470,391
Convertible promissory note	239,358	-	-	239,358
Total liabilities measured at fair value	$709,749	$-	$-	$709,749

Recently adopted pronouncements
Management reviewed accounting pronouncements issued during the three months ended March 31, 2013, and no pronouncements were adopted.

SOLAR3D, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS-UNAUDITED
MARCH 31, 2013

3.     CAPITAL STOCK AND WARRANTS

During the three  months ended March 31, 2013, the Company issued 1,125,000 shares of common stock at a price per share of $0.02 for cash in the amount of $22,500.

4.     STOCK OPTIONS AND WARRANTS

As of March 31, 2013, the Board of Directors of the Company granted non-qualified stock options for 23,000,000 shares of common stock to its employees, directors and consultants, as agreements may provide. Notwithstanding any other provisions of the Option agreements, each Option expires on the date specified in the Option agreements, which date shall not be later than the seventh  (7th) anniversary from the grant date of the options. The stock options vest at various times, and are exercisable for a period of seven years from the date of grant at  exercise prices ranging from $0.01 to $0.05 per share, the market value of the Company’s common stock on the date of grant. The Company determined the fair market value of these options by using the Black Scholes option valuation model with the following significant assumptions:

	3/31/2013
Risk free interest rate	1.01%	-	2.38%
Stock volatility factor	93.6%	-	229%
Weighted average expected option life			7 years
Expected dividend yield			None

A summary of the Company’s stock option activity and related information follows:

3/31/2013
Weighted
	Number	average
	of	exercise
	Options	price
Outstanding, beginning of period	23,000,000	$0.04
Granted	-	-
Exercised	-	-
Expired	-	-
Outstanding, end of period	23,000,000	$0.04
Exercisable at the end of period	15,861,112	$0.04
Weighted average fair value of options granted during the period		$-

The stock-based compensation expense recognized in the statement of operations during the three months ended March 31, 2013 and 2012, respectively, was $147,393 and $124,800.

       WARRANTS

During the three  months ended March 31, 2013, there were no warrants granted during the period.  As of March 31, 2013, the Company had a total of 37,978,106 common stock purchase warrants outstanding.

5.     CONVERTIBLE PROMISSORY NOTE

        As of March 31, 2013, the Company had the following securities purchase agreements:

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

SOLAR3D, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS-UNAUDITED
MARCH 31, 2013

5.     CONVERTIBLE PROMISSORY NOTE (Continued)

On November 29, 2012, the Company received an initial advance of $25,000 in consideration for the issuance of two (2) notes  in the aggregate principal amount of $160,000 on two (2) securities purchase agreements entered into for the sale of 10% convertible promissory notes in the aggregate principal amount of $160,000. The notes are convertible into shares of common stock of the Company at a price equal to a variable conversion price of the lesser of $0.015 per share or fifty percent (50%) of the lowest trading price of the previous 25 trading days. The notes mature one (1) year from the effective date of each advance.

On December 26, 2012, the Company exchanged certain promissory notes in the aggregate amount of $114,500 plus accrued interest of $4,084 for  a convertible promissory note. The securities purchase agreement entered into for the sale of a 10% convertible promissory note in the aggregate principal amount of $118,584 is  convertible into shares of common stock of the Company at a price equal to the lesser of (a) $0.0326 per share or (b) 50% of the lowest trade price of common stock recorded on any trade day after the effective date. The note matures six (6) months from the effective date of the note.

On February 13, 2013, the Company received an initial advance of $50,000  in consideration for the issuance  of a note in the principal amount of $335,000 on a securities purchase agreements entered into for the sale of a 10% convertible promissory note, with an aggregate sum of $335,000  and original issue discount of $35,000. Additional advances were made under the note. The aggregate sum of $111,666 is outstanding on the note as of March 31, 2013,  which includes the aggregate advances received of $100,000 plus an original issued discount of $11,666. If the note  is  repaid within  90 days, the interest rate will be zero percent (0%), otherwise a one time interest rate of  five percent (5%) will be applied to the principal sums outstanding.  The note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of the lesser of $0.035 per share or seventy percent (70%) of the lowest trading price of the previous 25 trading days. The notes mature one (1) year from the effective date of each advance.

On February 19, and March 13, 2013, the Company received an initial advance of $42,000 in consideration for the issuance of a note in the principal amount of $42,000 on a securities purchase agreement entered into for the sale of a 10% convertible promissory note in the principal amount of $100,000. The aggregate principal amount outstanding on this note as of March 31, 2013, was $42,000. The note is convertible into shares of common stock of the Company at a price equal to a variable conversion price equal to the lesser of $0.032 per share or fifty percent (50%) of the lowest trading price  after the effective date. The note matures six (6) months from the effective date of each advance.

On March 1, 2013, the Company received an initial advance of $8,000 in consideration for the issuance of a note in the principal amount of $8,000 on a securities purchase agreement entered into for the sale of a 5% convertible promissory note in the aggregate principal amount of $8,000. The note is convertible into shares of common stock of the Company at a price equal to a variable conversion price equal to the lesser of $0.02 per share or the lowest closing price after the effective date. The note matures two (2) years from the effective date of each advance.

During the three months ended March 31, 2013, the Company received an initial advance of $15,000 in consideration for the issuance of  of a note in the aggregate  amount of  $15,000 on a securities purchase agreement entered into for the sale of a 10% convertible promissory note in the aggregate principal amount of $100,000. The aggregate amount outstanding on this note as of March 31, 2013, was $100,000. The note is convertible into shares of common stock of the Company at a price equal to a variable conversion price equal to the lesser of $0.01 per share or fifty percent (50%) of the lowest trading price of the previous 25 trading days. The note matures one (1) year from the effective date of each advance.

SOLAR3D, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS-UNAUDITED
MARCH 31, 2013

5.     CONVERTIBLE PROMISSORY NOTE (Continued)

We evaluated the financing transactions in accordance with ASC Topic 815, Derivatives and Hedging, and determined that the conversion feature of the convertible promissory note was not afforded the exemption for conventional convertible instruments due to its variable conversion rate. The note has no explicit limit on the number of shares issuable so they did not meet the conditions set forth in current accounting standards for equity classification.  The Company elected to recognize the note under paragraph 815-15-25-4, whereby, there would  be a separation into a host contract and derivative instrument. The Company elected to initially and subsequently measure the note in its entirety at fair value, with changes in fair value recognized in earnings. The Company recorded a derivative liability representing the imputed interest associated with the embedded derivative. The debt discount is amortized over the life of the note and recognized as interest expense. For the period ended March 31, 2013, the Company recognized $100,672 as interest expense. The derivative liability is adjusted periodically according to the stock price fluctuations. At the time of conversion, any remaining derivative liability will be charged to additional paid-in capital.  For purpose of determining the fair value of the note, the Company used the Black Scholes option valuation model. The significant assumptions used in the Black Scholes valuation are as follows:

Stock price on the valuation date	$0.03	-	$0.05
Conversion price for the notes	$0.01	-	$0.0232
Years to maturity	6 mos	-	2 year
Risk free rate	0.07%	-	0.23%
Expected volatility	95.44%	-	124.89%

The change in derivative liability recognized in the financial statements as of March 31, 2013 was $331,720.

6.     SUBSEQUENT EVENTS

Management has evaluated subsequent events according to the requirements of ASC TOPIC 855 and has reported the following events:

On April 5, 2013, the Company issued 1,500,000 shares of common stock at a price of $0.01 per share for cash in the amount of $15,000.

On April 10, 2013, the Company received an advance of $17,000 associated with a securities purchase agreement for the sale of a 10% convertible note in the aggregate principal amount of $100,000. The note is convertible into shares of common stock of the Company at a price equal to a variable conversion price equal to the lesser of $0.0.32 per share or fifty percent (50%) of the lowest trading price after the effective date. The note matures  six (6) months from the effective date of each advance.

On April 17, 2013, the Company issued 500,000 shares of common stock at a price of $0.01 per share for cash in the amount of $5,000.

During the month of April 2013, the Company issued 5,200,713 shares of common stock in conversion of an 8% convertible note for the principal  amount of $42,500, plus accrued interest of $1,700. The note was executed on September 19, 2012, and fully converted as of April 19, 2013.

On April 24, 2013, the Company received $32,500 in consideration upon execution of a securities purchase agreement for the sale of an 8% convertible note in the aggregate principal amount of $32,500. The note is convertible into shares of common stock of the Company at a price equal to variable conversion price equal to the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day prior to the conversion date. The lender has the right to convert all or part of the note following one hundred eighty (180) days following the date of the note. The note matures on January 29, 2014,

Management concluded there were no other subsequent events or transactions that require recognition or disclosure in the financial statements.

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

Overview

On August 5, 2010, the holders of a majority of the outstanding voting stock of the Company voted by written consent to (1) effect a one-for-five reverse stock split, and (2) change the name of the Company to Solar 3D, Inc.  Our new business focus is centered on the acquisition, development, and commercialization of new proprietary technology which seeks to significantly increase the efficiency and energy production of solar photovoltaic cells that are currently offered in the market and that may be developed in the future.  In furtherance of our new business focus, we recently applied for patents covering a novel three-dimensional solar cell technology that is designed to maximize the conversion of sunlight into electricity.  We believe our new technology will dramatically increase the efficiency of solar cells.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2013 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2012

REVENUE AND COST OF SALES

For the three months ended March 31, 2013 and 2012, the Company had no revenue or cost of sales and is in its development stage.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative (“G&A”) expenses increased by $27,485 to $290,991 for the three months ended March 31, 2013 compared to $318,476 for the three months ended March 31, 2012.  G&A expenses increased primarily due to an increase in non cash stock compensation expense of $22,593, with an increase of $4,892 in the overall G&A expenses.

RESEARCH AND DEVELOPMENT

Research and development (“R&D”) costs decreased by $(29,514) to $23,723 for the three months ended March 31, 2013 compared to $53,237 for the three months ended March 31, 2012.  This net decrease in R&D costs was the result of a decrease in consulting fees and outside services related to review of the technology.

NET LOSS

Net loss decreased by $(352,612) to $(98,245) for the three months ended March 31, 2013, compared to $(450,857) for the three months ended March 31, 2012. The decrease in net loss was the result of a net increase in non cash amortization of debt discount recognized as interest expense of $35,946, non cash stock compensation expense of $22,593, a gain in the change in derivative of $(331,721), and a decrease in R&D of $(29,514), a decrease of $(39,199) in investor relations expenses, and net change of $(10,717) of other G&A expenses.  Currently, operating costs exceed revenue because sales have not yet commenced.  We cannot assure when or if revenue will exceed operating costs.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2013, we had a working capital deficit of $(842,763) as compared to a working capital deficit of $(896,049) at December 31, 2012.  This decrease in working capital deficit was due primarily to an overall decrease in derivative liability.

Cash flow used in operating activities was $(142,886) for the three months ended March 31, 2013, as compared to cash used of $(162,466) for the three months ended March 31, 2012.  This decrease of cash used in operating activities of $(19,580) was primarily attributable to the decrease in net loss, prepaid expenses and change in derivative, with an increase in accounts payable, accrued expenses, and non cash stock compensation.

Cash used in investing activities was $(18,925) for the three months ended March 31, 2013, compared to $0 for the three months ended March 31, 2012.  The increase in the use of cash in investing activities was due to expenditures for intangible assets during the current period.

Cash provided from financing activities during the three months ended March 31, 2013 was $137,500 as compared to cash provided of $162,466 for the three months ended March 31, 2012.  The decrease of $(24,966) was primarily due to a decrease in equity financing.

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

Our management, under the direction of our chief executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2013.  In making this evaluation, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  Based on this evaluation our management, including our chief executive officer and principal financial officer, has concluded that our disclosure controls and procedures were not effective as of March 31, 2013.  Specifically, the board of directors currently has only one independent member and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-B.  Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

Because of this material weakness, management has concluded that we did not maintain effective internal control over financial reporting as of March 31, 2013, based on the criteria established in “Internal Control-Integrated Framework” issued by the COSO.

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

Changes in Internal Controls over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation of it that occurred during the three month period ended March 31, 2013 that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In addition to the sales of equity reported by us on Form 8K during the three month period ended March 31, 2013, we issued 1,125,000 shares of common stock at $0.02 per share for cash of $22,500, pursuant to the private placement exemption available under Rule 506 of Regulation D of the Securities Act of 1933, as amended.  The proceeds from the sale of these shares are being used for general working capital.

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

SOLAR3D, INC.

Dated: May 13, 2013	By:	/s/James B. Nelson
James B. Nelson, Director, Chief Executive Officer, President, and Interim Chief Financial Officer (Principal Executive Officer/Principal Accounting Officer)