Form 10-Q
period 2013-06-30
SOLAR3D, INC.
filed 2013-08-07
CIK 1172631

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013.
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

The number of shares of registrant’s common stock outstanding as of August 1, 2013 was 169,642,887.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

SOLAR3D, INC.
(A Development Stage Company)
BALANCE SHEETS

	June 30, 2013	December 31, 2012
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$37,974	$33,637
Prepaid expense	1,951	3,708

TOTAL CURRENT ASSETS	39,925	37,345

PROPERTY & EQUIPMENT, at cost
Machinery & equipment	13,080	13,080
Computer equipment	57,795	57,795
Furniture & fixture	4,670	4,670
	75,545	75,545
Less accumulated depreciation	(72,250)	(71,124)

NET PROPERTY AND EQUIPMENT	3,295	4,421

OTHER ASSETS
Patents	18,925	-

TOTAL OTHER ASSETS	18,925	-

TOTAL ASSETS	$62,145	$41,766

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$98,444	$67,580
Accrued expenses	43,060	43,060
Accrued interest payable	20,632	2,790
Derivative liability	634,879	696,564
Convertible promissory note payable, net of discount $239,953 and $236,017, respectively	285,816	123,400

TOTAL CURRENT LIABILITIES	1,082,831	933,394

SHAREHOLDERS' DEFICIT
Preferred stock, $.001 par value; 5,000,000 authorized shares;	-	-
Common stock, $.001 par value; 1,000,000,000 authorized shares; 167,087,713 and 141,155,412 shares issued and outstanding, respectively	167,086	141,155
Additional paid in capital	11,654,551	11,099,398
Deficit accumulated during the development stage	(12,842,323)	(12,132,181)

TOTAL SHAREHOLDERS' DEFICIT	(1,020,686)	(891,628)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$62,145	$41,766

The accompanying notes are an integral part of these consolidated financial statements.

SOLAR3D, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

					From Inception
					January 30, 2002
	Three Months Ended		Six Months Ended		through
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012	June 30, 2013

REVENUE	$-	$-	$-	$-	$1,127,406

COST OF SERVICES	-	-	-	-	496,177

GROSS PROFIT	-	-	-	-	631,229

OPERATING EXPENSES
General and administrative expenses	275,801	283,664	566,792	602,140	8,173,858
Research and development	33,629	45,520	57,352	98,757	1,824,197
Impairment loss	-	-	-	-	1,753,502
Depreciation and amortization expense	563	537	1,126	939	124,574

TOTAL OPERATING EXPENSES	309,993	329,721	625,270	701,836	11,876,131

LOSS FROM OPERATIONS	(309,993)	(329,721)	(625,270)	(701,836)	(11,244,902)

OTHER INCOME/(EXPENSES)
Interest income	-	-	-	-	10,321
Interest expense	(165,084)	(22,242)	(279,772)	(100,984)	(660,310)
Penalties	-	(56)	-	(56)	(296)
Gain/(loss) on change in derivative liability	(142,082)	-	189,638	-	(234,276)
Loss on investment	-	-	-	-	(73,121)
Gain/(Loss) on settlement of debt	5,262	(33,750)	5,262	(33,750)	(638,776)
Loss on sale of asset	-	-	-	-	(963)

TOTAL OTHER INCOME/(EXPENSES)	(301,904)	(56,048)	(84,872)	(134,790)	(1,597,421)

NET LOSS	$(611,897)	$(385,769)	$(710,142)	$(836,626)	$(12,842,323)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.01)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING BASIC AND DILUTED	154,078,349	122,621,801	148,080,065	121,426,090

The accompanying notes are an integral part of these consolidated financial statements.

SOLAR3D, INC.
(A Development Stage Company)
STATEMENT OF SHAREHOLDERS' (DEFICIT)
(Unaudited)

					Additional	Accumulated Deficit During the
	Preferred stock		Common stock		Paid-in	Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total
Balance at December 31, 2012	-	$-	141,155,412	$141,155	$11,099,398	$(12,132,181)	$(891,628)

Issuance of common stock at prices ranging from $0.01 - $0.02 per share for cash	-	-	3,125,000	3,125	39,375	-	42,500

Issuance of common stock for conversion of promissory notes, plus accrued interest	-	-	18,263,862	18,263	225,536	-	243,799

Issuance of common stock for cashless exercise of warrants	-	-	4,543,439	4,543	(4,543)	-	-

Stock compensation cost	-	-	-	-	294,785	-	294,785

Net loss for the six months ended June 30, 2013	-	-	-	-	-	(710,142)	(710,142)
Balance at June 30, 2013	-	$-	167,087,713	$167,086	$11,654,551	$(12,842,323)	$(1,020,686)

The accompanying notes are an integral part of these consolidated financial statements.

SOLAR3D, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			From Inception
			January 30, 2002
	Six Months Ended		through
	June 30, 2013	June 30, 2012	June 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(710,142)	$(836,626)	$(12,842,323)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,126	939	124,574
Issuance of common shares and warrants for services	-	-	832,361
Issuance of common shares in conversion of debt	-	-	400,000
(Gain)/loss on investment	-	-	73,121
Stock Compensation Cost	294,785	249,600	1,636,354
(Gain)/loss on change in derivative liability	(189,638)	-	234,276
Gain on sale of asset	-	-	963
Impairment loss	-	-	1,753,502
Amortization of debt discount and OID recognized as interest	258,305	99,500	354,326
(Gain)/loss on settlement of debt	(5,262)	33,750	638,776
Issuance of common stock for interest payable	3,625	-	3,625
Changes in Assets and Liabilities
(Increase) Decrease in:
Prepaid expenses	1,757	12,500	(1,951)
Deposits and other assets	-	-	5,000
Increase (Decrease) in:
Accounts payable	30,864	113,995	320,129
Accrued expenses	17,842	33,178	650,973

NET CASH USED IN OPERATING ACTIVITIES	(296,738)	(293,164)	(5,816,294)

NET CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of property and equipment	-	(3,213)	(81,198)
Expenditures for intangible assets	(18,925)	-	(18,925)
Sale of asset	-	-	3,963
Investment in companies	-	-	(6,121)

NET CASH USED IN INVESTING ACTIVITIES	(18,925)	(3,213)	(102,281)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of bank overdraft	-	877	-
Proceeds from notes payable related parties	-	99,500	1,174,342
Proceeds from convertible promissory note	277,500	-	765,917
Repayment of notes payable related party	-	-	(184,000)
Contributed capital by shareholder	-	-	19,197
Proceeds from subsidiary	-	12,500	300,000
Proceeds from issuance of common stock and subscription payable	42,500	183,500	3,873,443

NET CASH PROVIDED BY FINANCING ACTIVITIES	320,000	296,377	5,948,899

NET INCREASE/(DECREASE) IN CASH	4,337	-	30,324

CASH, BEGINNING OF PERIOD	33,637	-	7,650

CASH, END OF PERIOD	$37,974	$-	$37,974

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$-	$-	$137,661
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

SOLAR3D, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS-UNAUDITED
JUNE 30, 2013

1.	BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included.  Operating results for the six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 2012.

Going Concern
The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business.  The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern.  The Company does not generate significant revenue, and has negative cash flows from operations, which raise substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, an additional cash infusion. The Company has obtained funds from its shareholders since its inception through June 30, 2013. It is Management's plan to generate additional working capital from investors, and then continue to pursue its business plan and purposes.

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

        Development Stage Activities and Operations
The Company has been in its initial stages of formation and for the six months ended June 30, 2013, had no revenues.  A development stage activity is one in which all efforts are devoted substantially to establishing a new business and even if planned principal operations have commenced, revenues are insignificant.

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

        Loss per Share Calculations
Loss per Share dictates the calculation of basic earnings per share and diluted earnings per share. Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. No shares for employee options or warrants were used in the calculation of the loss per share as they were all anti-dilutive. The Company’s diluted loss per share is the same as the basic loss per share for the six months ended June 30, 2013 and 2012,  as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss.

SOLAR3D, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS-UNAUDITED
JUNE 30, 2013

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

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at June 30, 2013:

	Total	(Level 1)	(Level 2)	(Level 3)

Assets	$-	$-	$-	$-

Total assets measured at fair value	$-	$-	$-	$-

Liabilities

Derivative liability	634,879	-	-	634,879
Convertible promissory notes	285,816	-	-	285,816
Total liabilities measured at fair value	$920,695	$-	$-	$920,695

Recently adopted pronouncements
Management reviewed accounting pronouncements issued during the six months ended June 30, 2013, and no pronouncements were adopted.

SOLAR3D, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS-UNAUDITED
JUNE 30, 2013

3.    CAPITAL STOCK AND WARRANTS

On March 29, 2013, the Company increased its number of authorized shares of common stock from 500,000,000, par value $0.001 per share to 1,000,000,000, par value $0.001 per share, and authorized 5,000,000 shares of preferred stock, par value $0.001 per share.

During the six  months ended June 30, 2013, the Company issued 3,125,000 shares of common stock at prices per share ranging from $0.01 to $0.02 for cash in the amount of $42,500; issued 9,875,627 shares of common stock at fair value for the conversion of two promissory notes in the amount of $75,000, plus accrued interest of $3,000; issued 3,088,235 shares of common stock at fair value for the conversion of a promissory note in the amount of $12,500, plus accrued interest of $625; issued 5,300,000 shares of common stock at fair value for partial conversion of a promissory note in the amount of $35,315. Also, an investor exercised 7,233,336 shares of common stock purchase warrants for 4,543,439 shares of common stock through a cashless exercise at fair value.

4.      STOCK OPTIONS AND WARRANTS

As of June 30, 2013, the Board of Directors of the Company had granted non-qualified stock options for 23,000,000 shares of common stock to its employees, directors and consultants, as agreements may provide. Notwithstanding any other provisions of the option agreements, each option expires on the date specified in the option agreements, which date shall not be later than the seventh (7th) anniversary from the grant date of the options. The stock options vest at various times, and are exercisable for a period of seven years from the date of grant at  exercise prices ranging from $0.01 to $0.05 per share, the market value of the Company’s common stock on the date of grant. The Company determined the fair market value of these options by using the Black Scholes option valuation model with the following significant assumptions:

Risk free interest rate	1.01%	-	2.38%
Stock volatility factor	93.6%	-	229%
Weighted average expected option life			7 years
Expected dividend yield			None

A summary of the Company’s stock option activity and related information follows:

6/30/2013
Weighted
	Number	average
	of	exercise
	Options	price
Outstanding, beginning of period	23,000,000	$0.04
Granted	-	-
Exercised	-	-
Expired	-	-
Outstanding, end of period	23,000,000	$0.04
Exercisable at the end of period	17,777,779	$0.04
Weighted average fair value of options granted during the period		$-

The stock-based compensation expense recognized in the statement of operations during the six months ended June 30, 2013 and 2012, respectively, was $294,785 and $249,600.

       WARRANTS

During the six months ended June 30, 2013, there were no warrants issued.  During the period, the Company issued through a cashless exercise of outstanding warrants 4,543,439 shares of common stock for the exercise of 7,233,336 common stock purchase warrants. As of June 30, 2013, the Company had a total of 30,744,770 common stock purchase warrants outstanding.

SOLAR3D, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS-UNAUDITED
JUNE 30, 2013

5.   CONVERTIBLE PROMISSORY NOTES

        As of June 30, 2013, the Company had the following securities purchase agreements:

During the year ended December 31, 2012, the Company entered into two Securities Purchase Agreements (the "Purchase Agreements") on September 19, 2012 and November 23, 2012, each providing for the sale by the Company of 8% unsecured convertible notes in the principal amounts of $42,500, and $32,500 for an aggregate total of $75,000. One note matured on June 21, 2013, and the other note matures on August 15, 2013. After one hundred and eighty days (180) the holder converted both notes with an aggregate principal amount of $75,000, plus accrued interest of $3,000 on various dates during the six months ended June 30, 2013 into 9,875,627 shares of common stock at prices ranging from $0.0068 to $0.0118 per share. The notes were measured at fair value using the Black-Scholes pricing model, and the Company recognized a gain on conversion of $2,490. The Company recorded debt discount of $62,446 related to the conversion feature of the notes, along with derivative liabilities at inception. During the six months ended June 30, 2013, the remaining debt discount was amortized, and recorded as interest expense in the amount of $43,530, resulting in a net debt discount of $0 at June 30, 2013.

During the year ended December 31, 2012, the Company received an advance in consideration for the issuance of a note for the principal sum of $50,000, with an original issued discount of $5,833 on October 24, 2012 for a securities purchase agreement entered into for the sale of a 10% convertible promissory notein the principal amount up to$335,000, with an original issue discount of $35,000. Additional advances were made under the note in February and June of 2013 for an aggregate principal amount of $100,000 with an original issue discount of $11,667. During the six months ended June 30, 2013, the investor converted $35,315 of the $150,000 advances, and the Company recognized a gain of $2,479. As of June 30, 2013, the total aggregate principal sum outstanding was $114,685 plus the original issued discount of $17,500. If the advances are repaid within 90 days, the interest rate will be zero percent (0%), otherwise a one time interest rate of five percent (5%) will be applied to the principal sums outstanding.  The note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of the lesser of $0.035 per share or seventy percent (70%) of the lowest trading price of the previous 25 trading days prior to conversion. The notes mature one (1) year from the effective date of each advance. The notes were measured at fair value using the Black-Scholes pricing model with the following weighted average assumptions: no dividend yield, expected volatility ranging from 84.07% to 110.87%, risk-free interest rate ranging from .14% to .21%, and an expected life of one (1) year. The Company recorded debt discount of $113,845 related to the conversion feature of the notes, along with derivative liabilities at inception. During the six months ended June 30, 2013, the debt discount was amortized, and recorded as interest expense in the amount of $32,740, resulting in a net debt discount of $73,462 at June 30, 2013.

During the year ended December 31, 2012, the Company received advances in consideration for the issuance of various notes for the aggregate principal amount of $85,000 for the securities purchase agreement entered into on November 13, 2012 for the sale of a 10% convertible promissory note in the principal amount up to $100,000. The Company received an additional advance on January 30, 2013 in the amount of $15,000 for a total aggregate principal amount of $100,000 outstanding as of June 30, 2013. The note is convertible into shares of common stock of the Company at a price equal to a variable conversion price equal to the lesser of $0.01 per share or fifty percent (50%) of the lowest trading price in the previous 25 trading days. The note matures one (1) year from the effective date of each advance. The fair value of the notes has been determined by using the Black-Scholes pricing model with the following weighted average assumptions: no dividend yield, expected volatility ranging from 77.84% to 107.61%, risk-free interest rate ranging from .09% to .18%, and an expected life of one (1) year. The Company recorded debt discount of $100,000 related to the conversion feature of the notes, along with derivative liabilities at inception. During the six months ended June 30, 2013, the debt discount was amortized, and recorded as interest expense in the amount of $48,356, resulting in a net debt discount of $45,397 at June 30, 2013.

During the year ended December 31, 2012, the Company entered into a Securities Purchase Agreements (the "Purchase Agreement") on November 29, 2012, providing for the sale by the Company of a 10% unsecured convertible note in the principal amount up to $80,000, with an initial advance of $12,500. The note would mature on November 29, 2014. The holder converted the note with a principal amount of $12,500, plus accrued interest of $625 on May 31, 2013, into 3,088,235 shares of common stock at a price of $0.0043 per share. The note was measured at fair value using the Black-Scholes pricing model, and the Company recognized a gain on conversion of $293. The Company recorded debt discount of $12,500 related to the conversion feature of the note, along with derivative liabilities at inception. During the six months ended June 30, 2013, the remaining debt discount was amortized, and recorded by the Company as interest expense in the amount of $11,404, resulting in a net debt discount of $0 at June 30, 2013.

SOLAR3D, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS-UNAUDITED
JUNE 30, 2013

5.   CONVERTIBLE PROMISSORY NOTES (Continued)

During the year ended December 31, 2012, the Company entered into a Securities Purchase Agreements (the "Purchase Agreement") on November 29, 2012, providing for the sale by the Company of a 10% unsecured convertible note in the principal amount up to $80,000, to be advanced in amounts at the lenders discretion. The total principle advance received on the note as of June 30, 2013 was $12,500. The Note matures one (1) year from the effective date of each advance. The note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of the lesser of $0.015 per share or fifty percent (50%) of the lowest trading price recorded on any trade day after the effective date. The fair value of the notes has been determined by using the Black-Scholes pricing model with the following weighted average assumptions: no dividend yield, expected volatility ranging from 97.30% to 109.13%, risk-free interest rate ranging from .09% to .18%, and an expected life of one (1) year. The Company recorded debt discount of $12,500 related to the conversion feature of the notes, along with derivative liabilities at inception. During the six months ended June 30, 2013, the debt discount was amortized, and recorded by the Company as interest expense in the amount of $6,199, resulting in a net debt discount of $5,205 at June 30, 2013.

During the year ended December 31, 2012, the Company exchanged certain promissory notes in the aggregate amount of $114,500 plus accrued interest of $4,084 on December 26, 2012, for a convertible promissory note. The Company entered into a securities purchase agreement for the sale of a 10% convertible promissory note in the aggregate principal amount of $118,584, convertible into shares of common stock of the Company at a price equal to the lesser of (a) $0.0326 per share or (b) 50% of the lowest trade price of common stock recorded on any trade day after the effective date. The note matures six (6) months from the effective date of the note. The fair value of the note has been determined by using the Black-Scholes pricing model with the following weighted average assumptions: no dividend yield, expected volatility ranging from 30.45% to 136.97%, risk-free interest rate ranging from .01% to .13%, and an expected life of less than a year. The Company recorded the remaining debt discount from the previous promissory notes of $59,196 related to the conversion feature of the notes, along with derivative liabilities at inception. During the six months ended June 30, 2013, the debt discount was amortized, and recorded by the Company as interest expense in the amount of $50,547, resulting in a net debt discount of $7,014 at June 30, 2013

On February 19, and March 13, 2013, the Company received advances of $42,000 in consideration for the issuance of two notes for the aggregate principal amount of $42,000 on a securities purchase agreement entered into for the sale of a 10% convertible promissory note in the principal amount of $100,000. The Company received additional advances in April and May of 2013 in the amount of $58,000 for a total aggregate principal amount up to $100,000 outstanding as of June 30, 2013. The note is convertible into shares of common stock of the Company at a price equal to a variable conversion price equal to the lesser of $0.032 per share or fifty percent (50%) of the lowest trading price of the previous 25 trading days. The note matures six (6) months from the effective date of each advance. The fair value of the notes has been determined by using the Black-Scholes pricing model with the following weighted average assumptions: no dividend yield, expected volatility ranging from 33.95% to 110.05%, risk-free interest rate ranging from .07% to .13%, and an expected life of six (6) months. The Company recorded debt discount of $100,000 related to the conversion feature of the notes, along with derivative liabilities at inception. During the six months ended June 30, 2013, the debt discount was amortized, and recorded by the Company as interest expense in the amount of $43,667, resulting in a net debt discount of $56,333 at June 30, 2013.

On March 1, 2013, the Company received an initial advance of $8,000 in consideration for the issuance of a note in the principal amount of $8,000 on a securities purchase agreement entered into for the sale of a 5% convertible promissory note in the aggregate principal amount of $8,000. The note is convertible into shares of common stock of the Company at a price equal to a variable conversion price equal to the lesser of $0.02 per share or the lowest closing price after the effective date. The note matures two (2) years from the effective date of the advance. The fair value of the note has been determined by using the Black-Scholes pricing model with the following weighted average assumptions: no dividend yield, expected volatility ranging from 83.65% to 105.68%, risk-free interest rate ranging from .25% to .34%, and an expected life of two (2) years. The Company recorded debt discount of $7,626 related to the conversion feature of the note, along with derivative liabilities at inception. During the six months ended June 30, 2013, the debt discount was amortized, and recorded by the Company as interest expense in the amount of $1,264 resulting in a net debt discount of $6,362 at June 30, 2013.

SOLAR3D, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS-UNAUDITED
JUNE 30, 2013

5.   CONVERTIBLE PROMISSORY NOTES (Continued)

On May 1, 2013, the Company received $32,500 in consideration for the issuance of a note in the principal amount of $32,500 on a securities purchase agreement entered into for the sale of a 8% convertible promissory note in the aggregate principal amount of $32,500. The note is convertible into shares of common stock of the Company at a price equal to 58% times the average of the lowest three trading prices for the common stock during the ten days prior to the conversion. The note matures on January 29, 2014. The fair value of the notes has been determined by using the Black-Scholes pricing model with the following weighted average assumptions: no dividend yield, expected volatility ranging from 80.08% to 85.31%, risk-free interest rate ranging from .11% to .15%, and an expected life of less than a year. The Company recorded debt discount of $32,500 related to the conversion feature of the notes, along with derivative liabilities at inception. During the six months ended June 30, 2013, the debt discount was amortized, and recorded by the Company as interest expense in the amount of $7,143 resulting in a net debt discount of $25,357 at June 30, 2013.

On May 30, and June 19, 2013, the Company received advances of $22,000 in consideration for the issuance of two notes for the aggregate principal amount of $22,000 on a securities purchase agreement entered into for the sale of a 10% convertible promissory note in the principal amount up to $100,000. The note is convertible into shares of common stock of the Company at a price equal to a variable conversion price equal to the lesser of $0.013 per share or fifty percent (50%) of the lowest trading price after the effective date. The note matures six (6) months from the effective date of each advance. The fair value of the notes has been determined by using the Black-Scholes pricing model with the following weighted average assumptions: no dividend yield, expected volatility ranging from 91.55% to 110.53%, risk-free interest rate ranging from .07% to .09%, and an expected life of six (6) months. The Company recorded debt discount of $22,000 related to the conversion feature of the notes, along with derivative liabilities at inception. During the six months ended June 30, 2013, the debt discount was amortized, and recorded by the Company as interest expense in the amount of $1,789, resulting in a net debt discount of $20,211 at June 30, 2013.

We evaluated the financing transactions in accordance with ASC Topic 815, Derivatives and Hedging, and determined that the conversion feature of the convertible promissory note was not afforded the exemption for conventional convertible instruments due to its variable conversion rate. The note has no explicit limit on the number of shares issuable so they did not meet the conditions set forth in current accounting standards for equity classification.  The Company elected to recognize the note under paragraph 815-15-25-4, whereby there would be a separation into a host contract and derivative instrument. The Company elected to initially and subsequently measure the note in its entirety at fair value, with changes in fair value recognized in earnings. The derivative liability is adjusted periodically according to the stock price fluctuations. At the time of conversion, any remaining derivative liability will be charged to additional paid-in capital.

The change in derivative liability recognized in the financial statements as of June 30, 2013 was $189,638.

6.   SUBSEQUENT EVENTS

Management has evaluated subsequent events according to the requirements of ASC TOPIC 855 and has reported the following events:

On July 15, 2013, the Company issued 2,555,174 shares of common stock for the cashless exercise of 4,333,336 common stock purchase warrants exercised at fair value.

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

Because the statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements.  The Company cautions you not to place undue reliance on the statements, which speak only as of the date of this Quarterly Report on Form 10-Q.  The cautionary statements contained or referred to in this section should be considered in connection with any subsequent written or oral forward-looking statements that the Company or persons acting on its behalf may issue.

The Company does not undertake any obligation to review or confirm analysts’ expectations or estimates or to release publicly any revisions to any forward-looking statements to reflect events or circumstances arising after the date of this Quarterly Report on Form 10-Q or to reflect the occurrence of unanticipated events.

The following discussion should be read in conjunction with our condensed financial statements and notes to those statements.  In addition to historical information, the following discussion and other parts of this quarterly report contain forward-looking information that involves risks and uncertainties.

Overview

On August 5, 2010, the holders of a majority of the outstanding voting stock of the Company voted by written consent to (1) effect a one-for-five reverse stock split, and (2) change the name of the Company to Solar 3D, Inc.  Our new business focus is centered on the acquisition, development and commercialization of new proprietary technology which seeks to significantly increase the efficiency and energy production of solar photovoltaic cells that are currently offered in the market and that may be developed in the future.  In furtherance of our new business focus, we have applied for patents covering a novel three-dimensional solar cell technology that is designed to maximize the conversion of sunlight into electricity.  We believe our new technology will dramatically increase the efficiency of solar cells.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2013 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2012

REVENUE AND COST OF SALES

For the three months ended June 30, 2013 and 2012, the Company had no revenue or cost of sales and is in its development stage.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative (“G&A”) expenses decreased by $7,863 to $275,801 for the three months ended June 30, 2013 compared to $283,664 for the prior three months ended June 30, 2012.  G&A expenses decreased primarily due to an increase in non cash stock compensation expense of $22,593, with a decrease in investor relations expense of $26,263, and an overall decrease in G&A of $4,193.

RESEARCH AND DEVELOPMENT

Research and development (“R&D”) costs decreased by $11,891 to $33,629 for the three months ended June 30, 2013 compared to $45,520 for the prior three months ended June 30, 2012.  This net decrease in R&D costs was the result of a decrease in consulting fees and outside services related to review of the technology.

OTHER INCOME/(EXPENSES)

Other income and expenses increased by $245,856 to $301,904 for the three months ended June 30, 2013, compared to $56,048 for the prior three months ended June 30, 2012. The increase was the result of an increase in gain on settlement of debt of $39,012, the loss on change in fair value of the derivative instruments of $142,082, amortization of debt discount in the amount of $125,966, a decrease in penalties of $56, and an increase of interest expense in the amount of $16,876. The increase is the result of the issuance by the Company of convertible promissory notes.

NET LOSS

Net loss increased by $226,128 to $611,897 for the three months ended June 30, 2013, compared to $385,769 for the prior three months ended June 30, 2012. The increase in net loss was the result of a net increase of other income and expenses of $245,856, and a decrease of operating expenses equal to $19,728.  Currently, operating costs exceed revenue because sales have not yet commenced.  We cannot assure when or if revenue will exceed operating costs.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2013 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2012

REVENUE AND COST OF SALES

For the six months ended June 30, 2013 and 2012, the Company had no revenue or cost of sales and is in its development stage.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative (“G&A”) expenses decreased by $35,348 to $566,792 for the six months ended June 30, 2013 compared to $602,140 for the prior six months ended June 30, 2012.  G&A expenses decreased primarily due to an increase in non cash stock compensation expense of $45,185, with a decrease in investor relations expense of $65,462, and an overall decrease in G&A of $15,071.

RESEARCH AND DEVELOPMENT

Research and development (“R&D”) costs decreased by $41,405 to $57,352 for the six months ended June 30, 2013 compared to $98,757 for the prior six months ended June 30, 2012.  This net decrease in R&D costs was the result of a decrease in consulting fees and outside services related to review of the technology.

OTHER INCOME AND EXPENSES

Other income and expenses decreased by $49,918 to $84,872 for the six months ended June 30, 2013, compared to $134,790 for the prior period ended June 30, 2012. The decrease was the result of an increase in gain on settlement of debt of $39,012, the gain on change in fair value of the derivative instruments of $189,638, amortization of debt discount in the amount of $158,804, a decrease in penalties of $56, and an increase of interest expense in the amount of $19,984. The increase is the result of the issuance by the Company of convertible promissory notes.

NET LOSS

Net loss decreased by $126,484 to $710,142 for the six months ended June 30, 2013, compared to $836,626 for the prior six months ended June 30, 2012. The decrease in net loss was the result of a net decrease of other income and expenses of $49,918, and a decrease of operating expenses  equal to $76,566.  Currently, operating costs exceed revenue because sales have not yet commenced.  We cannot assure when or if revenue will exceed operating costs.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2013, we had a working capital deficit of $1,042,906 as compared to a working capital deficit of $896,049 at December 31, 2012.  This increase in working capital deficit was due primarily to an increase in accounts payable, accrued interest payable, decrease in derivative liability, and an increase in equity financing through the issuance of convertible promissory notes.

Cash flow used in operating activities was $296,738 for the six months ended June 30, 2013, as compared to cash used of $293,164 for the six months ended June 30, 2012.  This decrease of cash used in operating activities of $3,574 was primarily attributable to the decrease in net loss, prepaid expenses, accounts payable, accrued expenses, with an increase in non cash stock compensation, amortization of debt discount recognized as interest expense, gain on settlement of debt and derivative liability.

Cash used in investing activities was $18,925 for the six months ended June 30, 2013, compared to $0 for the six months ended June 30, 2012.  The increase in the use of cash in investing activities was due to expenditures for intangible assets during the current period.

Cash provided from financing activities during the six months ended June 30, 2013 was $320,000 as compared to cash provided of $296,377 for the six months ended June 30, 2012.  The increase of $23,623 was primarily due to an increase in equity financing.

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

Our management, under the direction of our chief executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2013.  In making this evaluation, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  Based on this evaluation our management, including our chief executive officer and principal financial officer, has concluded that our disclosure controls and procedures were not effective as of June 30, 2013.  Specifically, the board of directors currently has only one independent member and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-B.  Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

Because of this material weakness, management has concluded that we did not maintain effective internal control over financial reporting as of June 30, 2013, based on the criteria established in “Internal Control-Integrated Framework” issued by the COSO.

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

Changes in Internal Controls over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation of it that occurred during the six months ended June 30, 2013 that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended June 30, 2013, we issued 2,000,000 shares of common stock at $0.01 per share for cash of $20,000, pursuant to the private placement exemption available under Rule 506 of Regulation D of the Securities Act of 1933, as amended.  The proceeds from the sale of these shares are being used for general working capital.

Also, during the three months ended June 30, 2013, the Company issued 18,263,862 shares in conversion of promissory notes in the principal amount of $122,815, plus accrued interest payable of $3,625. In addition, 4,543,439 shares were issued for a cashless exercise of common stock purchase warrants.

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

 SOLAR3D, INC.

Dated:  August 7, 2013                                                                              By: /s/James B. Nelson
James B. Nelson, Director, Chief Executive Officer, President, and
Interim Chief Financial Officer (Principal Executive Officer/Principal Accounting Officer)