Form 10-Q
period 2013-09-30
SOLAR3D, INC.
filed 2013-11-12
CIK 1172631

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013.
Or
☐ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ______________

Commission File Number 000-49805

SOLAR3D, INC.
(Name of registrant in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	01-05922991 (I.R.S. Employer Identification No.)

26 West Mission Avenue, Santa Barbara, CA  93101
(Address of principal executive offices) (Zip Code)

Issuer’s telephone Number: (805) 690-9000

6500 Hollister Avenue, Suite 130 , Goleta, California 93117
(Former Address if Changed Since Last Report)

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

The number of shares of registrant’s common stock outstanding as of November 5, 2013 was 194,130,544.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

SOLAR3D, INC.
(A Development Stage Company)
BALANCE SHEETS

	September 30, 2013	December 31, 2012
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$98,610	$33,637
Prepaid expense	4,759	3,708

TOTAL CURRENT ASSETS	103,369	37,345

PROPERTY & EQUIPMENT, at cost
Machinery & equipment	14,358	13,080
Computer equipment	57,795	57,795
Furniture & fixture	4,670	4,670
	76,823	75,545
Less accumulated depreciation	(72,849)	(71,124)

NET PROPERTY AND EQUIPMENT	3,974	4,421

OTHER ASSETS
Security deposit	2,000
Patents	23,056	-

TOTAL OTHER ASSETS	25,056	-

TOTAL ASSETS	$132,399	$41,766

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$53,387	$67,580
Accrued expenses	43,060	43,060
Accrued interest payable	33,588	2,790
Derivative liability	1,885,906	696,564
Convertible promissory note payable, net of discount $325,860 and $236,017, respectively	400,641	123,400

TOTAL CURRENT LIABILITIES	2,416,582	933,394

SHAREHOLDERS' DEFICIT
Preferred stock, $.001 par value; 5,000,000 authorized shares;	-	-
Common stock, $.001 par value; 1,000,000,000 authorized shares; 190,103,450 and 141,155,412 shares issued and outstanding, respectively	190,102	141,155
Additional paid in capital	11,866,477	11,099,398
Deficit accumulated during the development stage	(14,340,762)	(12,132,181)

TOTAL SHAREHOLDERS' DEFICIT	(2,284,183)	(891,628)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$132,399	$41,766

The accompanying notes are an integral part of these consolidated financial statements.

SOLAR3D, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

					From Inception
					January 30, 2002
	Three Months Ended		Nine Months Ended		through
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012	September 30, 2013

REVENUE	$-	$-	$-	$-	$1,127,406

COST OF SERVICES	-	-	-	-	496,177

GROSS PROFIT	-	-	-	-	631,229

OPERATING EXPENSES
General and administrative expenses	193,743	326,656	760,535	928,796	8,367,601
Research and development	24,999	28,120	82,351	126,877	1,849,196
Impairment loss	-	-	-	-	1,753,502
Depreciation and amortization expense	599	563	1,725	1,502	125,173

TOTAL OPERATING EXPENSES	219,341	355,339	844,611	1,057,175	12,095,472

LOSS FROM OPERATIONS	(219,341)	(355,339)	(844,611)	(1,057,175)	(11,464,243)

OTHER INCOME/(EXPENSES)
Interest income	-	-	-	-	10,321
Interest expense	(200,426)	(23,414)	(480,198)	(42,740)	(860,736)
Penalties	-	(56)	-	(112)	(296)
Gain/(loss) on change in derivative liability	(1,098,958)	2,839	(909,320)	2,839	(1,333,234)
Loss on investment	-	-	-	-	(73,121)
Gain/(Loss) on settlement of debt	20,286	-	25,548	(33,750)	(618,490)
Loss on sale of asset	-	-	-	-	(963)

TOTAL OTHER INCOME/(EXPENSES)	(1,279,098)	(20,631)	(1,363,970)	(73,763)	(2,876,519)

NET LOSS	$(1,498,439)	$(375,970)	$(2,208,581)	$(1,130,938)	$(14,340,762)

BASIC AND DILUTED LOSS PER SHARE	$(0.01)	$(0.00)	$(0.01)	$(0.01)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING BASIC AND DILUTED	175,851,224	130,333,909	157,438,844	124,416,096

The accompanying notes are an integral part of these consolidated financial statements.

SOLAR3D, INC.
(A Development Stage Company)
STATEMENT OF SHAREHOLDERS' (DEFICIT)
(Unaudited)

					Additional	Accumulated Deficit During the
	Preferred stock		Common stock		Paid-in	Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total
Balance at December 31, 2012 (Audited)	-	$-	141,155,412	$141,155	$11,099,398	$(12,132,181)	$(891,628)

Issuance of common stock at prices ranging from $0.01 - $0.02 per share for cash	-	-	3,125,000	3,125	39,375	-	42,500

Issuance of common stock for conversion of promissory notes, plus accrued interest	-	-	28,305,663	28,305	385,284	-	413,589

Issuance of common stock for cashless exercise of warrants	-	-	17,517,375	17,517	(17,517)	-	-

Stock compensation cost	-	-	-	-	359,937	-	359,937

Net loss for the nine months ended September 30, 2013	-	-	-	-	-	(2,208,581)	(2,208,581)
Balance at September 30, 2013 (unaudited)	-	$-	190,103,450	$190,102	$11,866,477	$(14,340,762)	$(2,284,183)

The accompanying notes are an integral part of these consolidated financial statements.

SOLAR3D, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			From Inception
			January 30, 2002
	Nine Months Ended		through
	September 30, 2013	September 30, 2012	September 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,208,581)	$(1,130,938)	$(14,340,762)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,725	1,502	125,173
Issuance of common shares and warrants for services	-	-	832,361
Issuance of common shares in conversion of debt	-	-	400,000
(Gain)/loss on investment	-	-	73,121
Stock Compensation Cost	359,937	376,893	1,701,506
(Gain)/loss on change in derivative liability	909,320	(2,839)	1,333,234
Gain on sale of asset	-	-	963
Impairment loss	-	-	1,753,502
Amortization of debt discount and OID recognized as interest	444,816	39,875	540,837
(Gain)/loss on settlement of debt	(25,548)	33,750	618,490
Changes in Assets and Liabilities
(Increase) Decrease in:
Prepaid expenses	(1,051)	16,361	(4,759)
Deposits and other assets	(2,000)	2,975	3,000
Increase (Decrease) in:
Accounts payable	(14,193)	149,373	275,072
Accrued expenses	35,382	49,556	668,513

NET CASH USED IN OPERATING ACTIVITIES	(500,193)	(463,492)	(6,019,749)

NET CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of property and equipment	(1,278)	(3,213)	(82,476)
Expenditures for intangible assets	(23,056)	-	(23,056)
Sale of asset	-	-	3,963
Investment in companies	-	-	(6,121)

NET CASH USED IN INVESTING ACTIVITIES	(24,334)	(3,213)	(107,690)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of bank overdraft	-	(12,916)	-
Proceeds from notes payable related parties	-	114,500	1,174,342
Proceeds from convertible promissory note	547,000	42,500	1,035,417
Repayment of notes payable related party	-	-	(184,000)
Contributed capital by shareholder	-	-	19,197
Proceeds from subsidiary	-	-	300,000
Proceeds from issuance of common stock and subscription payable	42,500	331,500	3,873,443

NET CASH PROVIDED BY FINANCING ACTIVITIES	589,500	475,584	6,218,399

NET INCREASE IN CASH	64,973	8,879	90,960

CASH, BEGINNING OF PERIOD	33,637	-	7,650

CASH, END OF PERIOD	$98,610	$8,879	$98,610

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$-	$-	$137,661
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

SOLAR3D, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS-UNAUDITED
SEPTEMBER 30, 2013

1.     BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included.  Operating results for the nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 2012.

Going Concern
The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business.  The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern.  The Company does not generate significant revenue, and has negative cash flows from operations, which raise substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, an additional cash infusion. The Company has obtained funds from its shareholders since its inception through September 30, 2013. It is Management's plan to generate additional working capital from investors, and then continue to pursue its business plan and purposes.

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

        Development Stage Activities and Operations
The Company has been in its initial stages of formation and for the nine months ended September 30, 2013, had no revenues.  A development stage activity is one in which all efforts are devoted substantially to establishing a new business and even if planned principal operations have commenced, revenues are insignificant.

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

        Loss per Share Calculations
Loss per Share dictates the calculation of basic earnings per share and diluted earnings per share. Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. No shares for employee options or warrants were used in the calculation of the loss per share as they were all anti-dilutive. The Company’s diluted loss per share is the same as the basic loss per share for the nine months ended September 30, 2013 and 2012, as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss.

SOLAR3D, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS-UNAUDITED
SEPTEMBER 30, 2013

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

Fair Value of Financial Instruments
Disclosures about fair value of financial instruments, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of September 30, 2013, the amounts reported for cash, accrued interest and other expenses, and notes payable approximate the fair value because of their short maturities.

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

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at September 30, 2013:

	Total	(Level 1)	(Level 2)	(Level 3)

Assets	$-	$-	$-	$-

Total assets measured at fair value	$-	$-	$-	$-

Liabilities

Derivative liability	1,885,906	-	-	1,885,906
Convertible promissory note	400,641	-	-	400,641
Total liabilities measured at fair value	$2,286,547	$-	$-	$2,286,547

Recently adopted pronouncements
Management reviewed accounting pronouncements issued during the nine months ended September 30, 2013, and no pronouncements were adopted.

SOLAR3D, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS-UNAUDITED
SEPTEMBER 30, 2013

3.     CAPITAL STOCK AND WARRANTS

On March 29, 2013, the Company increased its number of authorized shares of common stock from 500,000,000, par value $0.001 per share to 1,000,000,000, par value $0.001 per share, and authorized 5,000,000 shares of preferred stock, par value $0.001 per share.

During the nine  months ended September 30, 2013, the Company issued 3,125,000 shares of common stock at prices per share ranging from $0.01 to $0.02 for cash in the amount of $42,500; issued 28,305,663 shares of common stock at fair values of prices between $0.004 and $0.0088 for the conversion of promissory notes in the principal amount of $194,500, plus accrued interest of $4584. The Company recognized a gain on conversion of $25,548, plus the portion attributable to the derivative of $218,131. Also, an investor exercised 25,884,770 common stock purchase warrants for 17,517,375 shares of common stock through a cashless exercise at fair value.

4.     STOCK OPTIONS AND WARRANTS

As of September 30, 2013, the Board of Directors of the Company had granted non-qualified stock options to purchase 25,000,000 shares of common stock to its employees, directors and consultants, on the terms set forth in the option agreements. Notwithstanding any other provisions of the option agreements, each option expires on the date specified in the applicable option agreement, which date shall not be later than the seventh (7th) anniversary from the grant date of the option.  The stock options vest at various times, and are exercisable for a period of seven years from the date of grant at  exercise prices ranging from $0.01 to $0.05 per share, the market value of the Company’s common stock on the date of grant. The Company determined the fair market value of these options by using the Black Scholes option valuation model with the following significant assumptions:

Risk free interest rate	1.01%	-	2.38%
Stock volatility factor	93.6%	-	229%
Weighted average expected option life			7 years
Expected dividend yield			None

A summary of the Company’s stock option activity and related information follows:

	9/30/2013
		Weighted
	Number	average
	of	exercise
	Options	price
Outstanding, beginning of period	23,000,000	$0.040
Granted	2,000,000	0.018
Exercised	-	-
Expired	-	-
Outstanding, end of period	25,000,000	$0.037
Exercisable at the end of period	18,916,668	$0.040
Weighted average fair value of options granted during the period		$0.017

RESTRICTED STOCK

On September 30, 2013, the Company entered into a Restricted Stock Grant Agreement (“the RSGA”) with its Chief Executive Officer, James B. Nelson, to create management incentives to improve the economic performance of the Company and to increase its value and stock price. All shares issuable under the RSGA are performance shares and none have yet vested nor have been issued. The RSGA provides for the issuance of up to 20,000,000 shares of the Company’s common stock to the CEO provided certain milestones are met in the following stages: a.)If the Company’s market capitalization exceeds $10,000,000, the Company will issue 4,000,000 shares of common stock; b.) If the Company’s consolidated gross revenue, calculated in accordance with GAAP, equals or exceeds $10,000,000 for the trailing twelve month period, the Company will issue 6,000,000 shares of common stock; c.) If the Company’s consolidated net profit, calculated in accordance to GAAP, equals or exceeds $2,000,000 for the trailing twelve month period, the Company will issue 10,000,000 shares of the Company’s common stock. As the performance goals are achieved, the shares shall become eligible for vesting and issuance.

The stock-based compensation expense recognized in the statement of operations during the nine months ended September 30, 2013 and 2012, respectively, was $359,937 and $376,893.

SOLAR3D, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS-UNAUDITED
SEPTEMBER 30, 2013

4.     STOCK OPTIONS AND WARRANTS (Continued)

WARRANTS

During the nine  months ended September 30, 2013, no warrants were granted.  During the nine months ended September 30, 2103, the Company issued through a cashless exercise of 25,884,770 common stock purchase warrants 17,517,375 shares of common stock. As of September 30, 2013, the Company had a total of 12,093,336 common stock purchase warrants outstanding.

5.     CONVERTIBLE PROMISSORY NOTE

        As of September 30, 2013, the Company had the following securities purchase agreements:

On September 19, 2012 and November 23, 2012, the Company entered into two securities purchase agreements each providing for the sale of an 8% unsecured Convertible Notes (“the Notes”) in the principal amounts of $42,500, and $32,500 for an aggregate total of $75,000. The notes matured on June 21, 2013, and August 15, 2013, respectively. After one hundred and eighty days (180) the holder converted both notes for an aggregate principal sum of $75,000, plus accrued interest of $3,000 on various dates during the nine months ended September 30, 2013, into 9,875,627 shares of common stock at prices ranging from $0.0068 to $0.0118 per share. The notes were measured at fair value using the Black-Scholes pricing model, and the Company recognized a gain on conversion of $2,490. The Company recorded debt discount of $62,446 related to the conversion feature of the notes, along with derivative liabilities at inception. As of September 30, 2013, the remaining debt discount was amortized, and recorded as interest expense in the amount of $43,530, resulting in a net remaining debt discount of $0 at September 30, 2013.

On October 24, 2012, the Company entered into a securities purchase agreement, providing for the sale of a 10% convertible note in the aggregate principal amount of $335,000, with an original issue discount of $35,000. Advances will be paid in amounts at the lender’s discretion. Upon execution of the securities purchase agreement, the Company received an advance of $50,000, with an original issued discount of $5,833. The note matures one (1) year from the effective date of each advance. If the advances are repaid within 90 days, the interest rate will be zero percent (0%), otherwise a one time interest rate of five percent (5%) will be applied to the principal sums outstanding.  The note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of the lesser of $0.035 per share or seventy percent (70%) of the lowest trading price of the previous 25 trading days prior to conversion. On September 25, 2013, the Company received an additional advance of $25,000, with an original issue discount of $2,916. During the nine months ended September 30, 2013, the investor converted principal in the amount of $94,500, and recognized a gain of $21,120. The advances received after the execution of the note equal a total principal amount of $125,000, with an original issued discount of $14,584. As of September 30, 2013, the aggregate principal sum outstanding was $80,500, plus the original issued discount of $20,416 for a total of 100,916. The Company recorded debt discount of $138,845 related to the conversion feature of the note, along with derivative liabilities at inception. As of September 30, 2013, the debt discount was amortized, and recorded as interest expense in the amount of $81,391, resulting in a remaining net debt discount of $57,454 at September 30, 2013.

On November 13, 2012, the Company entered into a securities purchase agreement providing for the sale of a 10% convertible promissory note in the principal amount of up to $100,000. Upon execution of the note, the Company received an initial advance of $20,000. The advance amounts are at the lender’s discretion. The Company received additional advances for the sum of $80,000 on various dates]. As of September 30, 2013, the total aggregate principal amount outstanding was $100,000. The note is convertible into shares of common stock of the Company at a price equal to a variable conversion price equal to the lesser of $0.01 per share or fifty percent (50%) of the lowest trading price in the previous 25 trading days. The note matures one (1) year from the effective date of each advance with respect to each advance. The Company recorded debt discount of $100,000 related to the conversion feature of the notes, along with derivative liabilities at inception. As of September 30, 2013, the debt discount was amortized, and recorded as interest expense in the amount of $79,808, resulting in a remaining net debt discount of $20,192 at September 30, 2013.

On November 29, 2012, the Company entered into a securities purchase agreement providing for the sale of a 10% unsecured convertible note in the principal aggregate amount of up to $80,000, at which time an initial advance of $12,500 was received by the Company.  The note is, payable in full on or before November 29, 2013 unless sooner converted into shares of the Company’s common stock. The holder converted the principal amount of the note of $12,500, plus accrued interest of $625 on May 31, 2013, into 3,088,235 shares of common stock at a price of $0.0043 per share. The note was measured at fair value using the Black-Scholes pricing model, and the Company recognized a gain on conversion of $293. The Company recorded debt discount of $12,500 related to the conversion feature of the note, along with derivative liabilities at inception. As of September 30, 2013, the remaining debt discount was amortized, and recorded as interest expense in the amount of $12,500, resulting in a remaining net debt discount of $0 at September 30, 2013.

SOLAR3D, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS-UNAUDITED
SEPTEMBER 30, 2013

5.     CONVERTIBLE PROMISSORY NOTE (Continued)

On November 29, 2012, the Company entered into a securities purchase agreements providing for the sale of a 10% unsecured convertible note in the principal aggregate amount of up to $80,000, at which time an initial advance of $12,500 was received by the Company.  The note is payable in full on or before November 29, 2013 unless sooner converted into shares of the Company’s common stock. The holder converted the principal amount of the note of $12,500, plus accrued interest of $959 on September 5, 2013, into 3,166,801 shares of common stock at a price of $0.0043 per share. The fair value of the note has been determined by using the Black-Scholes pricing model, and recognized a gain on conversion of $607. The Company recorded debt discount of $12,500 related to the conversion feature of the notes, along with derivative liabilities at inception. As of September 30, 2013, the debt discount was amortized, and recorded as interest expense in the amount of $12,500, resulting in a remaining net debt discount of $0 at September 30, 2013

On December 26, 2012, the Company exchanged certain demand promissory notes in the aggregate amount of $114,500 plus accrued interest of $4,084 for a convertible promissory note in the aggregate principal amount of $118,584, convertible into shares of common stock of the Company at a price equal to the lesser of (a) $0.0326 per share or (b) 50% of the lowest trade price of common stock recorded on any trade day after the effective date. The note   matured on July 25, 2013. The Company recorded the remaining debt discount from the previous promissory notes of $59,196 related to the conversion feature of the notes, along with derivative liabilities at inception. As of September 30, 2013, the debt discount was amortized, and recorded as interest expense in the amount of $59,196, resulting in a remaining net debt discount of $0 at September 30, 2013

On February 19, 2013, the Company entered into a securities purchase agreement providing for the sale of a 10% convertible promissory note in the principal amount of up to $100,000. Upon execution of the note, the Company received an initial advance of $15,000. The advance amounts are at the lenders discretion. The Company received additional advances for the sum of $85,000 for a total aggregate principal amount of $100,000 outstanding as of September 30, 2013. The note is convertible into shares of common stock of the Company at a price equal to a variable conversion price equal to the lesser of $0.032 per share or fifty percent (50%) of the lowest trading price of the previous 25 trading days. The note matures six (6) months from the effective date of each advance with respect to each advance. The Company recorded debt discount of $100,000 related to the conversion feature of the notes, along with derivative liabilities at inception. As of September 30, 2013, the debt discount was amortized, and recorded as interest expense in the amount of $88,944, resulting in a remaining net debt discount of $10,056 at September 30, 2013.

On March 1, 2013, the Company entered into a securities purchase agreement providing for the sale of a 5% convertible promissory note in the aggregate principal amount of $8,000, for consideration of $8,000. The note is convertible into shares of common stock of the Company at a price equal to a variable conversion price equal to the lesser of $0.02 per share or the lowest closing price after the effective date. The note matures two (2) years from the effective date of the advance. The Company recorded debt discount of $7,626 related to the conversion feature of the notes, along with derivative liabilities at inception. As of September 30, 2013, the debt discount was amortized, and recorded as interest expense in the amount of $2,225, resulting in a remaining net debt discount of $5,401 at September 30, 2013.

On May 1, 2013, the Company entered into a securities purchase agreement providing for the sale of an 8% convertible promissory note in the aggregate principal amount of $32,500, for consideration of $32,500. The note is convertible into shares of common stock of the Company at a price equal to 58% times the average of the lowest three trading prices for the common stock during the ten days prior to the conversion. The note matures on January 29, 2014. The Company recorded debt discount of $32,500 related to the conversion feature of the notes, along with derivative liabilities at inception. As of September 30, 2013, the debt discount was amortized, and recorded as interest expense in the amount of $18,095, resulting in a remaining net debt discount of $14,405 at September 30, 2013.

On May 30, 2013, the Company entered into a securities purchase agreement providing for the sale of a 10% convertible promissory note in the principal amount of $100,000. Upon execution of the note, the Company received an initial advance of $4,000. The advance amounts received are at the lender’s discretion.  The Company received additional advances for a sum of $73,000 on various dates. As of September 30, 2013, the aggregate principal amount outstanding is $77,000. The note is convertible into shares of common stock of the Company at a price equal to a variable conversion price equal to the lesser of $0.013 per share or fifty percent (50%) of the lowest trading price after the effective date. The note matures six (6) months from the effective date of each advance with respect to each advance. The Company recorded debt discount of $77,000 related to the conversion feature of the notes, along with derivative liabilities at inception. As of September 30, 2013, the debt discount was amortized, and recorded as interest expense in the amount of $27,450, resulting in a remaining net debt discount of $49,550 at September 30, 2013.

SOLAR3D, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS-UNAUDITED
SEPTEMBER 30, 2013

5.     CONVERTIBLE PROMISSORY NOTE (Continued)

On August 1, 2013, the Company entered into a securities purchase agreement providing for the sale of an 8% convertible promissory note in the aggregate principal amount of $42,500, for consideration of $42,500. The note is convertible into shares of common stock of the Company at a price equal to 58% times the average of the lowest three trading prices for the common stock during the ten days prior to the conversion. The note matures on April 29, 2014. The Company recorded debt discount of $42,500 related to the conversion feature of the notes, along with derivative liabilities at inception. As of September 30, 2013, the debt discount was amortized, and recorded as interest expense in the amount of $9,410, resulting in a remaining net debt discount of $33,090 at September 30, 2013.

On August 28, 2013, the Company entered into a securities purchase agreement providing for the sale of a 10% convertible promissory note in the principal amount of up to $100,000. Upon execution of the note, the Company received an initial advance of $20,000. The advance amounts received are at the lender’s discretion.  The note is convertible into shares of common stock of the Company at a price equal to a variable conversion price equal to the lesser of a) $0.013 per share, b) fifty percent (50%) of the lowest trading price after the effective date, or c) the lowest conversion price offered by the Company with respect to any financing occurring before or after the date of the note. The note matures six (6) months from the effective date of each advance with respect to each advance. The Company recorded debt discount of $20,000 related to the conversion feature of the notes, along with derivative liabilities at inception. As of September 30, 2013, the debt discount was amortized, and recorded as interest expense in the amount of $3,667, resulting in a remaining net debt discount of $16,333 at September 30, 2013.

On August 30, 2013, the Company entered into a securities purchase agreement providing for the sale of a 10% convertible promissory note in the principal amount of up to $100,000. Upon execution of the note, the Company received an initial advance of $20,000. The advance amounts received are at the lender’s discretion.  The note is convertible into shares of common stock of the Company at a price equal to a variable conversion price equal to the lesser of a) $0.013 per share, b) fifty percent (50%) of the lowest trading price after the effective date, or c) the lowest conversion price offered by the Company with respect to any financing occurring before or after the date of the note. The note matures six (6) months from the effective date of each advance with respect to each advance. The Company recorded debt discount of $20,000 related to the conversion feature of the notes, along with derivative liabilities at inception. As of September 30, 2013, the debt discount was amortized, and recorded as interest expense in the amount of $3,444, resulting in a remaining net debt discount of $16,556 at September 30, 2013.

On September 9, 2013, the Company entered into a securities purchase agreement providing for the sale of a 10% convertible promissory note in the principal amount of up to $100,000. Upon execution of the note, the Company received an initial advance of $20,000. The advance amounts received are at the lender’s discretion.  The note is convertible into shares of common stock of the Company at a price equal to a variable conversion price equal to the lesser of a) $0.013 per share, b) fifty percent (50%) of the lowest trading price after the effective date, or c) the lowest conversion price offered by the Company with respect to any financing occurring before or after the date of the note. The note matures six (6) months from the effective date of each advance with respect to each advance. The Company recorded debt discount of $20,000 related to the conversion feature of the notes, along with derivative liabilities at inception. As of September 30, 2013, the debt discount was amortized, and recorded as interest expense in the amount of $2,333, resulting in a remaining net debt discount of $17,667 at September 30, 2013.

On September 19, 2013, the Company entered into a securities purchase agreement providing for the sale of a 10% convertible promissory note in the principal amount of up to $100,000. Upon execution of the note, the Company received an initial advance of $20,000. The advance amounts received are at the lender’s discretion.  The note is convertible into shares of common stock of the Company at a price equal to a variable conversion price equal to the lesser of a) $0.013 per share, b) fifty percent (50%) of the lowest trading price after the effective date, or c) the lowest conversion price offered by the Company with respect to any financing occurring before or after the date of the note. The note matures six (6) months from the effective date of each advance with respect to each advance. The Company recorded debt discount of $20,000 related to the conversion feature of the notes, along with derivative liabilities at inception. As of September 30, 2013, the debt discount was amortized, and recorded as interest expense in the amount of $1,222, resulting in a remaining net debt discount of $18,778 at September 30, 2013.

SOLAR3D, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS-UNAUDITED
SEPTEMBER 30, 2013

5.     CONVERTIBLE PROMISSORY NOTE (Continued)

On September 24, 2013, the Company entered into a securities purchase agreement providing for the sale of a 10% convertible promissory note in the principal amount of up to $100,000. Upon execution of the note, the Company received an initial advance of $67,000. The advance amounts received are at the lender’s discretion.  The note is convertible into shares of common stock of the Company at a price equal to a variable conversion price equal to the lesser of a) $0.013 per share, b) fifty percent (50%) of the lowest trading price after the effective date, or c) the lowest conversion price offered by the Company with respect to any financing occurring before or after the date of the note. The note matures six (6) months from the effective date of each advance with respect to each advance. The Company recorded debt discount of $67,000 related to the conversion feature of the notes, along with derivative liabilities at inception. As of September 30, 2013, the debt discount was amortized, and recorded as interest expense in the amount of $2,233, resulting in a remaining net debt discount of $64,767 at September 30, 2013.

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

For purpose of determining the fair market value of the derivative liability, the Company used Black Scholes option valuation model. The significant assumptions used in the Black Scholes valuation of the derivative are as follows:

Stock price on the valuation dates			$0.0161
Conversion price for the debt	$0.002	-	$0.02
Dividend yield	0.00%
Years to Maturity	6 months	-	2 years
Risk free rate	.02%	-	.34%
Expected volatility	30.45%	-	272.98%

The derivative liability recognized in the financial statements as of September 30, 2013 was $1,885,906.

6.     SUBSEQUENT EVENTS

Management has evaluated subsequent events according to the requirements of ASC TOPIC 855 and has reported the following events:

On October 8, 2013, the Company entered into a securities purchase agreement for the sale of a 8% convertible promissory note in the principal amount of $32,500, with an initial consideration of $32,500. The note is convertible into shares of common stock of the Company at a price equal to 58% times the average of the lowest three (3) trading prices for the common stock during the ten days prior to the conversion.  The note is payable in full on or before July 10, 2014.

On October 22, 2013, the Company issued 2,241,380 shares of common stock upon the conversion of a note in the principal amount of $22,750.

SOLAR3D, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS-UNAUDITED
SEPTEMBER 30, 2013

6.     SUBSEQUENT EVENTS (Continued)

On November 1, 2013, Solar3D, Inc., a Delaware corporation (“S3D”) entered into a stock purchase agreement, dated as of October 31, 2013 (“SPA”), with Solar United Network, Inc., a California corporation (“SUN”), and Emil Beitpolous, an individual shareholder holding 30% of the outstanding shares of SUN, Abe Emard, an individual shareholder holding 30% of the outstanding shares of SUN, Richard Emard, an individual shareholder holding 20% of the outstanding  shares of SUN, and Mikhail Podnesbesnyy, an individual shareholder holding 20% of the outstanding  shares of SUN (collectively, the “Sellers” or “SUN Shareholders”), pursuant to which S3D agreed to purchase 100% of the outstanding shares of SUN’s common stock (the “SUN Stock”) from the Sellers in consideration for $2,794,500, $1,044,500 of which is payable in cash at the closing of the SPA and $1,750,000 of which is payable in installments over a period of five years after the closing of the SPA pursuant to convertible promissory notes bearing simple interest the rate of 4% per annum (the “Notes”).  The Notes are convertible at any time after issuance into shares of fully paid and non-assessable shares of the common stock of S3D.  The conversion price is $0.02 per share until March 30, 2015, and thereafter the conversion price will be the greater of (a) $0.02 per share or (b) Fifty Percent (50%) of the average closing price of the common stock of S3D as reported by Bloomberg for the ten (10) consecutive trading days following the submission of a notice in writing signed by the Note holder of his intent to convert.  At the closing of the SPA the SUN Board of Directors will consist of three members, one of whom will be James B. Nelson, one of whom will be Mark J. Richardson, and one of whom will be a designee of SUN reasonably acceptable to S3D and who will initially be Abe Emard.   In the event that S3D proposes to sell all of the SUN Stock or cause SUN to sell all or substantially all of its assets in the future in one or a series of predetermined transactions in consideration for only cash or notes and not for any securities (the “SUN Sale Proposal”), with the intent of exiting the type of business in which SUN is then engaged, each Seller will have the right of first refusal to elect to purchase up to his pro rata share of the SUN Stock or SUN assets proposed for sale, as the case may be, based on the relative outstanding balances of their Notes on the date of the first delivery of notice of the SUN Sale Proposal by S3D.  SUN is engaged in the business of the design, installation, and management of solar systems for commercial, agricultural, and residential customers in California.

On November 4, 2013, the Company issued 1,785,714 shares of common stock upon the conversion of a note in the principal amount of $17,500.

7.     COMMITMENTS

On September 11, 2013, the Company entered into a lease agreement for a period of one (1) year for new office space. The lease commenced on September 24, 2013 and expires on September 23, 2014. The lease payments are $1,700 per month.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2012

REVENUE AND COST OF SALES

For the three months ended September 30, 2013 and 2012, the Company had no revenue or cost of sales and is in its development stage.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative (“G&A”) expenses decreased by $132,913 to $193,743 for the three months ended September 30, 2013 compared to $326,656 for the prior three months ended September 30, 2012.  G&A expenses decreased primarily due to an decrease in non cash stock compensation expense of $62,141, investor relations expense of $75,900, salary expense of $10,000, and with an increase in professional fees of $9,615, outside services of $9,278 and an overall decrease in other G&A expenses of $3,765.

RESEARCH AND DEVELOPMENT

Research and development (“R&D”) costs for the three months ended September 30, 2013 and 2012 were $24,999 and $28,120, respectively.  This net decrease in R&D costs was the result of an increase in salary expense, with a decrease in outside services related to review of the technology.

OTHER INCOME/(EXPENSES)

Other income and (expenses) increased by $1,258,467 to $1,279,098 for the three months ended September 30, 2013, compared to $20,631 for the prior three months ended September 30, 2012. The increase was the result of an increase in gain on settlement of debt of $20,286, the loss on change in fair value of the derivative instruments of $1,101,797, amortization of debt discount in the amount of $161,561, a decrease in penalties of $56, and an increase of interest expense in the amount of $15,451. The increase in other income and (expenses) was due to the Company entering into debt financing with convertible promissory notes.

NET LOSS

Net loss increased by $1,122,469 to $1,498,439 for the three months ended September 30, 2013, compared to $375,970 for the prior three months ended September 30, 2012. The increase in net loss was the result of a net increase of other income and expenses of $1,258,467, and a decrease of operating expenses equal to $135,998.  Currently, operating costs exceed revenue because sales have not yet commenced.  We cannot assure when or if revenue will exceed operating costs.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2012

REVENUE AND COST OF SALES

For the nine months ended September 30, 2013 and 2012, the Company had no revenue or cost of sales and is in its development stage.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative (“G&A”) expenses decreased by $168,261 to $760,535 for the nine months ended September 30, 2013 compared to $928,796 for the prior nine months ended September 30, 2012.  G&A expenses decreased primarily due to an increase in non cash stock compensation expense of $16,956, professional fees of $17,438, with a decrease in investor relations expense of $153,400, salaries of $34,375 and an overall decrease in G&A of $14,880.

RESEARCH AND DEVELOPMENT

Research and development (“R&D”) costs for the nine months ended September 30, 2013 and 2012, were $82,351 and $126,877, respectively.  This net decrease in R&D costs was the result of a decrease in consulting fees and outside services related to review of the technology.

OTHER INCOME AND EXPENSES

Other income and expenses increased by $1,290,207 to $1,363,970 for the nine months ended September 30, 2013, compared to $73,763 for the prior period ended September 30, 2012. The increase was the result of an increase in gain on settlement of debt of $59,298, the loss on change in fair value of the derivative instruments of $912,159, amortization of debt discount in the amount of $404,941, a decrease in penalties of $112, and an increase of interest expense in the amount of $32,512. The increase is the result of the issuance by the Company of convertible promissory notes.

NET LOSS

Net loss increased by $1,077,643 to $2,208,581 for the nine months ended September 30, 2013, compared to $1,130,938 for the prior nine months ended September 30, 2012. The increase in net loss was the result of a net increase of other income and expenses of $1,290,207, and a decrease of operating expenses equal to $212,564.  Currently, operating costs exceed revenue because sales have not yet commenced.  We cannot assure when or if revenue will exceed operating costs.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2013, we had a working capital deficit of $2,313,213 as compared to a working capital deficit of $896,049 at December 31, 2012.  This increase in working capital deficit was due primarily to an increase in cash, prepaid expense, accrued interest payable, derivative liability, equity financing through the issuance of convertible promissory notes, and a decrease in accounts payable.

Cash flow used in operating activities was $500,193 for the nine months ended September 30, 2013, as compared to cash used of $463,492 for the nine months ended September 30, 2012.  This increase of cash used in operating activities of $36,701 was primarily attributable to the increase in net loss, prepaid expenses, non cash stock compensation, amortization of debt discount recognized as interest expense, gain on settlement of debt and derivative liability, with a decrease in accounts payable, and accrued expenses.

Cash used in investing activities was $24,334 for the nine months ended September 30, 2013, compared to $3,213 for the nine months ended September 30, 2012.  The increase in the use of cash in investing activities was due to expenditures for intangible assets during the current period.

Cash provided from financing activities during the nine months ended September 30, 2013 was $589,500 as compared to cash provided of $475,584 for the nine months ended September 30, 2012.  The increase of $113,916 was primarily due to an increase in equity financing through the issuance of convertible promissory notes.

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

Our management, under the direction of our chief executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2013.  In making this evaluation, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  Based on this evaluation our management, including our chief executive officer and principal financial officer, has concluded that our disclosure controls and procedures were not effective as of September 30, 2013.  Specifically, the board of directors currently has only one independent member and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-B.  Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

Because of this material weakness, management has concluded that we did not maintain effective internal control over financial reporting as of September 30, 2013, based on the criteria established in “Internal Control-Integrated Framework” issued by the COSO.

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

Changes in Internal Controls over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation of it that occurred during the nine months ended September 30, 2013 that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended September 30, 2013, we issued 2,000,000 shares of common stock at a purchase price of $0.01 per share for total cash of $20,000, pursuant to the private placement exemption available under Rule 506(b) of Regulation D of the Securities Act of 1933, as amended.  The proceeds from the sale of these shares are being used for general working capital.

During the three months ended September 30, 2013, we granted 2,000,000 options to purchase 2,000,000 shares of our common stock to a director of the Company.  The options are exercisable for a period of seven years from the date of grant at an exercise price of $0.018 per share.  The options vest according to the following schedule: 55,556 on the date of grant, 55,556 on the first day of each month thereafter commencing on October 1, 2013 and ending on August 1, 2016, and 55,540 on September 1, 2016.

During the three months ended September 30, 2013, we issued 20,000,000 shares to our chief executive officer pursuant to a restricted stock agreement.  The shares vest pursuant to the following performance goals (a) if our market capitalization exceeds $10,000,000, we will issue 4,000,000 shares of common stock to our chief executive officer; (b) if our consolidated gross revenue, calculated in accordance with GAAP, equals or exceeds $10,000,000 for the trailing twelve month period, we will issue 6,000,000 shares of common stock to our chief executive officer; and (c) if our consolidated net profit, calculated in accordance to GAAP, equals or exceeds $2,000,000 for the trailing twelve month period, we will issue 10,000,000 shares of our common stock to our chief executive officer.  As of the date of this Report none of these performance goals have been met and no shares have been issued to our chief executive officer pursuant the restricted stock agreement.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit	Description

31.1	Section 302 Certification of Principal Executive Officer
31.2	Section 302 Certification of Principal Accounting Officer
32.1	Section 906 Certification of Principal Executive Officer
32.2	Section 906 Certification of Principal Accounting Officer
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

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

SOLAR3D, INC.

Dated: November 12, 2013	By:	/s/ James B. Nelson
James B. Nelson, Director, Chief Executive Officer, President,
Interim Chief Financial Officer (Principal Executive Officer/Principal Accounting Officer)