Form 10-K
period 2013-12-31
SOLAR3D, INC.
filed 2014-03-26
CIK 1172631

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☐ ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2013

Commission file number 000-49805

SOLAR3D, INC.
(Exact name of registrant as specified in its charter)

Delaware	01-05922991
(State of Incorporation)	(I.R.S. Employer Identification No.)

26 West Mission Street , Suite8, Santa Barbara, California 93101
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☐     No  ☒

The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $1,234,991 as of June 30, 2013, the last business day of the registrant's most recently completed second fiscal quarter (computed by reference to the last sale price of a share of the registrant’s Common Stock on that date as reported by OTC-QB Market).

There were 275,409,669 shares outstanding of the registrant’s Common Stock as of March 19, 2014.

PART I

ITEM 1. BUSINESS

General

Solar3D, Inc., a Delaware corporation (the “Company,” “Solar3D,” “we, “us”, or “our”), is engaged in the business of providing of solar power solutions and developing of a proprietary high efficiency solar cell.  The Company’s wholly owned subsidiary, Solar United Networks, Inc. (“SUNworks”) focuses on the design, installation, and management of solar power systems for commercial, agricultural, and residential customers.  We believe SUNworks is one of the fastest growing solar systems providers in California.  SUNworks has delivered hundreds of 2.5 kilowatt to 1-megawatt commercial systems and has the capability of providing systems as large as 25 megawatts.  Solar3D’s technology division is developing a patent-pending three-dimensional solar cell technology to maximize the conversion of sunlight into electricity (the “Solar3D Cell”).  The Solar3D Cell collects sunlight from a wide angle and lets light bounce around in three-dimensional microstructures on the solar cell surface. The Company’s mission is to further the widespread adoption of solar power by deploying affordable, state-of-the-art systems and developing breakthrough new solar technologies.

Corporate History

We were originally formed in January 2002 as MachineTalker, Inc. in order to pursue the development of new wireless process control technology.  In August 2005, we filed a Registration Statement on Form SB-2 which was declared effective by the Securities and Exchange Commission on December 22, 2005.  In September 2010, we shifted our engineering and research focus to developing a new means for generating solar-produced electrical power for use in the manufacture of highly efficient solar cells.  In July 2010, we changed our company name to Solar3D, Inc. in order to better reflect our new business plan and filed for patent protection covering our new concepts for 3D solar cell designs.  On January 31, 2014, we acquired 100% of the stock of Solar United Networks, Inc., a California corporation, which we believe is one of the fastest growing providers of solar systems in California and in the United States.

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

SUNworks Approach

SUNworks is engaged in the business of the design, installation, and management of solar systems for commercial, agricultural, and residential customers in California.  SUNworks designs, finances, and installs systems ranging in size from 2KW (kilowatt) for residential loads to multi MW (megawatt) systems for larger commercial projects.

SUNworks provides the following systems:

Roof-Mounted Systems. SUNworks roof mounted solar systems range from small 2KW systems to large megawatt systems.  The solar panels are lightweight and can be installed on any roof style.  Roof mounted systems come with up to a 25 year production warranty.

Ground-Mounted Systems. A ground-mounted solar system is an alternative for owners who have roof issues or open property.  Ground-mounted systems are designed to make the most of the available space and sunlight while remaining easy to maintain.  These systems are designed to withstand all wind up-lift zoning requirements and come with a 25 year production warranty.

Post-Mounted Systems. Pole-mounted solar systems allow for homes, farms, or businesses to generate electricity in highly-visible and efficient locations without shading or directional issues.  Pole-mount systems are placed on a fixed platform and positioned to capture optimal sunlight.  Unlike roof-mounted systems, a pole-mount solar system does not involve any building attachment and is a highly-beneficial low cost option to owners with minimal roof or land space.

Carport Systems. A carport or trellis solar system is a viable solution for the residential or commercial business owner that is looking to take advantage of solar power without sacrificing valuable parking, or large portions of expensive real estate.  New carport or trellis structures can be custom built or existing carports can be modified to provide shaded or covered parking. Custom-designed solar carport or trellis systems require virtually no maintenance and allow the panels to be positioned for optimal energy production.

Tilted Single Axis Trackers. Tilted single axis trackers offer optimal efficiency and solar tracking capabilities by tracking the sun throughout the day.  The motors in the single axis trackers move with the earth's orbit allowing 20% more power to be captured than a fixed solar array.

Duel Axis Trackers. A SUNworks dual-axis tracker can produce 30% more electricity than stationary solar arrays.  This is achieved since the array follows the daily movement of the sun from east to west, as well as its change in altitude through the seasons.  Although the initial cost of a dual axis tracking system can be higher than a stationary system, the dual axis tracker produces more electricity making it possible to use fewer panels to provide the same amount of electricity.  Dual axis trackers can also be a viable solution for property owners that would prefer not to cover large portions of their land with ground mounted solar arrays.

Solar Performance Assessments. A Solar Energy Performance Assessment (“EPA“) is SUNworks’s version of an energy audit.  This is the first step to assess how much energy a home or business consumes and to evaluate what measures can be taken to make the home or business more energy efficient, by performing a room by room examination of a structure as well as a thorough examination of past utility bills.  By taking this step, customers can make additional changes to reduce energy usage and reduce the necessary size of the solar system. SUNworks’s EPA uses building science to help SUN evaluate and create a comprehensive plan that will increase energy efficiency and comfort, lower utility bills, reduce carbon footprint, improve the indoor air quality, and extend the structure's durability.

Maintenance and Performance Packages: SUN offers maintenance care packages that include system cleanings and maintenance inspections.  SUNworks also offers performance packages which include complete system monitoring, performance guarantees, warranties, and cleanings.

Business and Revenue Models

We are currently working on our third generation prototype which we expect to be complete in the second quarter of 2014.  Our focus in 2014 will be on the commercialization of this new technology.  We anticipate that three major milestones must be met in order to bring this technology to market.

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

2.
A pilot run of the manufacturing process for our new solar cell.  We anticipate that the same foundry that develops the manufacturing prototype will conduct a pilot manufacturing run of several thousand units to prove that the process can be executed economically, and that the performance of our solar cell can be maintained in a mass production environment.  Steps one and two are anticipated to be completed by the fourth quarter of 2014.

3.
Identify a manufacturing partner to help take our product to market.  As opposed to other solar technology developers, Solar3D does not intend to build manufacturing facilities.  Instead, we plan to rely on existing processes, equipment and facilities in other organizations to produce our final product for the marketplace.   To do so, Solar3D intends to identify and contract with a solar cell or semiconductor manufacturer to mass-produce the Solar3D cell.  We believe that these manufacturers will be able to use our device to increase the energy output of their existing products.  We expect to earn revenue from licensing fees and by partnering or joint venturing with entities that seek to use our proprietary three-dimensional solar cell technology.  We anticipate that we will identify our manufacturing partner by the fourth quarter of 2014.

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

Employees

As of December 31, 2013, we had two full time employees, our chief executive officer and our director of technology.  We also relied upon the services of consultants to assist us with designing photovoltaic receptors to produce electricity from that incident light energy.

Seasonality

Solar3D operations are not expected to be affected by seasonal fluctuations, although our cash flow may be affected by fluctuations in the timing of investment capital to support our research and product development.  SUNworks has some seasonality with winter being relatively slow and summer and fall being busy.

ITEM 2. PROPERTIES

Solar3D currently leases approximately 850 square feet of office space at 26 West Mission Avenue, Santa Barbara, California  93101 at a base rental rate of $1,700 per month pursuant to a one (1) year lease.  SUNworks leases approximately 6,000 square feet of office space at 1358 Blue Oaks Boulevard, Suite 300, Roseville, California 95678, at a rental rate of $6,000 per month including triple net charges.

ITEM 3. LEGAL PROCEEDINGS

We are not currently a party to any material legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

Our common stock trades on the OTC-QB Market under the symbol “SLTD.”  The range of high and low bid quotations for each fiscal quarter within the last two fiscal years was as follows:

Year Ended December 31, 2013	High	Low

First Quarter ended March 31, 2013	$0.04	$0.02
Second Quarter ended June 30, 2013	$0.03	$0.01
Third Quarter ended September 30, 2013	$0.03	$0.01
Fourth Quarter ended December 31, 2013	$0.05	$0.01

Year Ended December 31, 2012	High	Low

First Quarter ended March 31, 2012	$0.16	$0.04
Second Quarter ended June 30, 2012	$0.07	$0.04
Third Quarter ended September 30, 2012	$0.05	$0.02
Fourth Quarter ended December 31, 2012	$0.05	$0.03

The above quotations reflect inter-dealer prices, without retail markup, mark-down, or commission and may not necessarily represent actual transactions.

As of March 19, 2014, there were approximately 122 record holders of our common stock, not including shares held in “street name” in brokerage accounts, which is unknown.  As of March 19, 2014, there were approximately 275,409,669 shares of our common stock outstanding on record.

Dividends

We have not declared or paid any cash dividends on our common stock and do not anticipate paying dividends for the foreseeable future.

Equity Compensation Plan Information

During the fiscal year ended December 31, 2013, we granted 20,000,000 restricted shares of our common stock to James B. Nelson, our chief executive officer, president, and interim chief financial officer.  These shares vest according to the following schedule of performance goals:

Restricted Shares	Company Performance Goals
4,000,000
The Company’s Market Capitalization exceeds $10,000,000.  Market Capitalization shall mean the total number of shares of issued and outstanding common stock, multiplied by the closing trade price of the Company’s stock on the date of determination.

6,000,000
The Company’s consolidated gross revenue, calculated in accordance with generally accepted accounting principles, consistently applied, equals or exceeds $10,000,000 for the trailing twelve-month period.

10,000,000	The Company’s consolidated net profit, calculated in accordance with generally accepted accounting principles, consistently applied, equals or exceeds $2,000,000 for the trailing twelve-month period.

After a particular performance goal has been met, the restricted shares associated with that particular performance goal become eligible for vesting (the “Eligible Restricted Shares”).  The Eligible Restricted Shares vest on a monthly basis, based on the following formula:

             5%   x   Prior Monthly Trade Value
Monthly Number of Vested Shares =
          Fair Market Value of the Company’s Shares

For the purposes of this Agreement, the Monthly Trade Value of the Company’s Shares shall mean the aggregate sum of the Daily Trade Value in a calendar month.  The Daily Trade Value is defined as the closing trade price of the Company’s Shares multiplied by the daily trade volume.  For example, if the closing trade price was $1.00 and the daily trade volume on that day was 500,000 shares, then the Daily Trade Value for that day would be $500,000.  If the Company’s common stock is no longer publicly traded, then the Board of Directors in good faith shall determine the Monthly Number of Vested Shares.  If the Prior Monthly Trade Value is less than $50,000, then zero Eligible Restricted Shares shall vest for that month.  The monthly vested Shares, if any, shall be issued to the Grantee within five (5) business days after the last day of each month.  As of March 15, 2014, 4,000,000 of these shares have vested and have been issued.

Effective September 23, 2013, we granted nonqualified stock options to purchase up to 2,000,000 shares of our common stock to Mark J. Richardson, a former director of Solar3D, at an exercise price of $0.018 per share exercisable on a cash or cashless basis until September 23, 2020 in consideration for his services to us.  These stock options vest according to the following schedule: 55,556 on the date of grant and 55,556 on the first day of each month thereafter commencing on October 1, 2013 and ending on August 1, 2016, and 55,540 on September 1, 2016; provided Mr. Richardson is an employee or consultant of Solar3D on the scheduled vesting date.  As of March 10, 2014, 277,780 stock options were exercised on a cashless basis for which Mr. Richardson received 227,979 shares of our common stock.

During the fiscal year ended December 31, 2012, we granted nonqualified stock options to purchase up to 5,000,000 shares of our common stock to James B. Nelson, our chief executive officer, president and interim chief financial officer, at an exercise price of $0.01 per share exercisable on a cash or cashless basis until November 1, 2019 in consideration for his services to us.  These stock options vest according to the following schedule: 1,388,889 on the date of grant, 138,889 on the first day of each month thereafter commencing on December 1, 2012 until December 1, 2014, and then 138,886 on January 1, 2015; provided Mr. Nelson is an employee or consultant of Solar3D on the scheduled vesting date.  None of these options has been exercised.

Effective July 22, 2010, we granted nonqualified stock options to purchase up to 15,000,000 shares of our common stock to James B. Nelson, our chief executive officer, president, and interim chief financial officer, at an exercise price of $0.05 per share exercisable until July 22, 2017 in consideration for his services to us.  These stock options vest 1/36th per month, commencing on August 21, 2010, on a monthly basis for as long as Mr. Nelson is an employee or consultant of Solar3D.  None of these options has been exercised.

Warrants

For the fiscal year ended December 31, 2013, we issued no new warrants to purchase unregistered common stock.

Recent Sales of Unregistered Securities

The following are issuance of securities by us during the fiscal year ending December 31, 2013 in transactions exempt from registration that were not previously included in a Quarterly Report on Form 10-Q or in a Report on Form 8-K:

During the three months ended December 31, 2013, the Company issued 6,512,288 shares of common stock through a cashless exercise for 9,093,336 common stock purchase warrants. Also, the Company issued 14,077,042 shares of common stock upon conversion of convertible notes in the principal amount of $115,375, plus accrued interest of $9,112. Additionally, the Company issued 2,597,479 shares of common stock due to an adjustment in price for shares issued for cash during a previous quarter.

ITEM 6. SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statements

This Form 10-K contains financial projections and other “forward-looking statements,” as that term is used in federal securities laws, about Solar3D Inc.’s financial condition, results of operations and business.  These statements include, among others, statements concerning the potential for revenues and expenses and other matters that are not historical facts.  These statements may be made expressly in this Form 10-K.  You can find many of these statements by looking for words such as “believes,” “expects,” “anticipates,” “estimates,” or similar expressions used in this Form 10-K.  These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause our actual results to be materially different from any future results expressed or implied by us in those statements.  The most important facts that could prevent us from achieving our stated goals include, but are not limited to, the following:

(a)	inability to complete research and development of the new Solar3D technology with little or no current revenue;

(b)	volatility or decline of our stock price;

(c)	potential fluctuation in quarterly results;

(d)	our failure to earn revenues or profits;

(e)	inadequate capital to continue business;

(f)	barriers to raising the additional capital or to obtaining the financing needed to implement our business plans;

(g)	lack of demand for our products and services;

(h)	rapid and significant changes in markets;

(i)	litigation with or legal claims and allegations by outside parties;

(j)	insufficient revenues to cover operating costs;

(k)	inability to start or acquire new businesses, or lack of success of new businesses started or acquired by us, if any;

(l)	dilution experienced by our shareholders in their ownership of Solar3D because of the issuance of additional securities by us, or the exercise of outstanding convertible securities;

(m)	inability to effectively develop or commercialize our new Solar3D technology;

(n)	inability to obtain patent or other protection for our proprietary intellectual property;

(o)	loss of key personnel;

(p)	effect of significant competition; and,

(q)	elimination of key drivers of SUNworks’ business, including but not limited to loss of media exposure, elimination of subsidies, or a reduction in utility prices.

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

Overview

On August 5, 2010, the holders of a majority of our outstanding voting stock voted by written consent to (1) effect a one-for-five reverse stock split, and (2) change our name to Solar 3D, Inc.  From that date until January 31, 2014, our business focus has centered on the development and commercialization of our new proprietary technology, which seeks to significantly increase the efficiency and energy production of solar photovoltaic cells that are currently offered in the market and that may be developed in the future.  In furtherance of our business, we applied for patents covering a novel three-dimensional solar cell technology that is designed to maximize the conversion of sunlight into electricity.  We believe our new technology will dramatically increase the efficiency of solar cells.  Unlike conventional solar cells where sunlight passes through one time, our 3D solar cell design is planned to use myriad 3D micro-cells that trap sunlight inside photovoltaic structures where photons bounce around until they are all converted into electricity.  Our three-dimensional technology is expected to combine thin-film and thick-film technologies to achieve the high efficiencies of crystalline at the lower cost of thin film.  Our development division has two full time employees, our chief executive officer and our director of technology, and a part time office manager.  We also retain the services of several research consultants who are responsible for product development

As of January 31, 2014, Solar3D, Inc. acquired 100% of the outstanding capital stock of Solar United Networks, Inc., (“SUNworks”).  SUNworks is engaged in the business of the design, installation, and management of solar systems for commercial, agricultural, and residential customers in California.  SUNworks designs, finances, and installs systems ranging in size from 2KW (kilowatt) for residential loads to multi MW (megawatt) systems for larger commercial projects.  SUNworks currently employs approximately 40 personnel involved in the operations and administration of the business.  It also utilizes outside subcontractors to assist with providing solar systems to its customers.

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

Results of Operations for the Years Ended December 31, 2013 and 2012

REVENUE AND COST OF SALES

For the years ended December 31, 2013 and 2012, the Company had no revenue or cost of sales.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative (“G&A”) expenses decreased by $349,149 to $970,769 for the year ended December 31, 2012 compared to $1,319,918 for the year ended December 31, 2012.  G&A expenses decreased due to a decrease in marketing services, salaries, and non cash stock compensation.

RESEARCH AND DEVELOPMENT

Research and development (“R&D”) costs decreased by $49,177 to $108,565 for the year ended December 31, 2013 compared to $157,742 for the year ended December 31, 2012.  This decrease in R&D costs was the result of a decrease in outside consulting fees due to a change in focus of our technology.

NET LOSS

Net loss increased by $1,771,148 to $3,814,926 for the year ended December 31, 2013, compared to $2,042,778 for the year ended December 31, 2012. The increase in net loss was primarily due to an increase in non cash amortization of debt discount, loss on change in derivative liability and the loss on settlement of debt associated with debt financing, with an overall decrease in operating cost.  Currently, operating costs exceed revenue because sales are not yet significant.  We cannot assure when or if revenue will commence or exceed operating costs.

Liquidity and Capital Resources

We had $10,422 in cash at December 31, 2013, as compared to $33,637 in cash at December 31, 2012.

During the year ended December 31, 2013, we used $690,894 of cash for operating activities, as compared to $663,364 for the prior year ended December 31, 2012. The increase of $27,530 in cash used in operating activities was a result of an increase in net loss due to non-cash stock compensation costs, amortization of debt discount, and loss on change in derivative, with an overall net change in prepaid expenses, deposits, accounts payable, and accrued expenses.

Cash used in investing activities for the current year ended December 31, 2013, was $27,321, as compared to no cash used of for the prior year ended December 31, 2012 to purchase equipment and expenditures for patents.

Cash provided by financing activities during the year ended December 31, 2013 was $695,000 as compared to $697,001 for the prior year ended December 31, 2012.  Our capital needs have primarily been met from the proceeds of equity financing and shareholder loans.

We will have additional capital requirements during 2014 in order to complete research and development of working prototypes of our three-dimensional (“3-D”) solar cells.  We also expect that most of the capital required to support this research and development will be supplied by cash flow from operations.  However, it is possible that we will require additional capital in order to fabricate and market arrays of these 3-D solar cells.  Although we cannot quantify these anticipated costs with specificity, we anticipate that we will secure a manufacturing partner to assist us with capitalization and execution of the development of a manufacturing prototype, a pilot manufacturing run, and finally, to help us commercialize the product. We cannot assure that marketing and research and development costs in 2014 will not exceed or vary from those costs expected by management.  If we have additional costs beyond what we expect to be covered by our cash flow from operations and from a manufacturing partner, we intend to meet those unanticipated cash requirements through the sale of shares of our common stock.  We cannot assure that we will be able to raise additional capital or obtain additional financing for our business.

We cannot assure that we will have sufficient capital to finance our growth and business operations or that such capital will be available on terms that are favorable to us or at all.

Going Concern Qualification

While we are currently operating close to cash flow breakeven and anticipate being profitable in 2014, we have incurred significant losses from operations in our past years.  Our auditors have included a “Going Concern Qualification” in their report for the year ended December 31, 2013.  In addition, we have limited working capital.  The foregoing raises substantial doubt about our ability to continue as a going concern.  Management’s plans may include seeking additional capital.  We cannot guarantee that additional capital will be available when and to the extent required, or that if available, it will be on terms acceptable to us.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.  The “Going Concern Qualification” may make it substantially more difficult to raise capital.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA OF SOLAR3D, INC.

SOLAR3D, INC.

(A DEVELOPMENT STAGE COMPANY)

 FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Solar3D, Inc.
Santa Barbara, California

We have audited the accompanying balance sheets of Solar3D, Inc. as of December 31, 2013 and 2012, and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Solar3D, Inc. as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

/s/ HJ Associates & Consultants, LLP
HJ Associates & Consultants, LLP
Salt Lake City, Utah
March 26, 2014

SOLAR3D, INC.
BALANCE SHEETS
DECEMBER 31, 2013 AND 2012

	December 31, 2013	December 31, 2012

ASSETS

CURRENT ASSETS
Cash	$10,422	$33,637
Prepaid expense	4,862	3,708

TOTAL CURRENT ASSETS	15,284	37,345

PROPERTY & EQUIPMENT, at cost
Machinery & equipment	13,080	13,080
Computer equipment	61,955	57,795
Furniture & fixture	4,670	4,670
	79,705	75,545
Less accumulated depreciation	(72,971)	(71,124)

NET PROPERTY AND EQUIPMENT	6,734	4,421

OTHER ASSETS
Security deposit	2,000
Patents	23,161	-

TOTAL OTHER ASSETS	25,161	-

TOTAL ASSETS	$47,179	$41,766

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$73,791	$67,580
Accrued expenses	43,060	43,060
Accrued interest payable	39,890	2,790
Derivative liability	2,822,430	696,564
Convertible promissory note payable, net of discount $204,020 and $236,017, respectively	515,397	123,400

TOTAL CURRENT LIABILITIES	3,494,568	933,394

SHAREHOLDERS' DEFICIT
Preferred stock, $.001 par value; 5,000,000 authorized shares;	-	-
Common stock, $.001 par value;1,000,000,000 authorized shares; 213,290,259 and 141,155,412 shares issued and outstanding, respectively	213,289	141,155
Additional paid in capital	12,286,429	11,099,398
Accumulated Deficit	(15,947,107)	(12,132,181)

TOTAL SHAREHOLDERS' DEFICIT	(3,447,389)	(891,628)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$47,179	$41,766

The accompanying notes are an integral part of these consolidated financial statements.

SOLAR3D, INC.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

	Years Ended
	December 31, 2013	December 31, 2012

REVENUE	$-	$-

COST OF SERVICES	-	-

GROSS PROFIT	-	-

OPERATING EXPENSES
General and administrative expenses	970,769	1,319,918
Research and development	108,565	157,742
Impairment loss	-	-
Depreciation and amortization expense	1,847	1,610

TOTAL OPERATING EXPENSES	1,081,181	1,479,270

LOSS FROM OPERATIONS	(1,081,181)	(1,479,270)

OTHER INCOME/(EXPENSES)
Penalties	-	(112)
Gain/(loss) on change in derivative liability	(2,068,886)	(423,914)
Gain/(Loss) on settlement of debt	60,908	(30,750)
Interest expense	(725,767)	(108,732)

TOTAL OTHER INCOME/(EXPENSES)	(2,733,745)	(563,508)

NET LOSS	$(3,814,926)	$(2,042,778)

BASIC AND DILUTED LOSS PER SHARE	$(0.02)	$(0.02)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING BASIC AND DILUTED	168,603,843	128,117,443

The accompanying notes are an integral part of these consolidated financial statements.

SOLAR3D, INC.
STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

					Additional
	Preferred stock		Common stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2011	-	$-	118,283,724	$118,283	$9,974,861	$(10,089,403)	$3,741

Issuance of common stock for cash and subscription payable (price per share between $0.015 and $0.05)	-	-	15,876,906	15,877	334,623	-	350,500

Issuance of common stock at fair value for accounts payable & services	-	-	3,479,630	3,480	169,455	-	172,935

Issuance of common stock through a cashless exercise of warrants	-	-	3,515,152	3,515	(3,515)	-	-

Debt discount on promissory notes	-	-	-	-	59,388	-	59,388

Stock compensation cost	-	-	-	-	564,586	-	564,586

Net loss for the year ended December 31, 2012	-	-	-	-	-	(2,042,778)	(2,042,778)
Balance at December 31, 2012	-	$-	141,155,412	141,155	11,099,398	(12,132,181)	(891,628)

Issuance of common stock at prices ranging from $0.01 - $0.02 per share for cash	-	-	5,722,479	5,723	36,777	-	42,500

Issuance of common stock for conversion of promissory notes, plus accrued interest	-	-	42,382,705	42,382	788,875	-	831,257

Issuance of common stock for cashless exercise of warrants	-	-	24,029,663	24,029	(24,029)	-	-

Stock compensation cost	-	-	-	-	385,408	-	385,408

Net loss for the year ended December 31, 2013	-	-	-	-	-	(3,814,926)	(3,814,926)
Balance at December 31, 2013	-	$-	213,290,259	$213,289	$12,286,429	$(15,947,107)	$(3,447,389)

The accompanying notes are an integral part of these consolidated financial statements.

SOLAR3D, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

	Years Ended
	December 31, 2013	December 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,814,926)	$(2,042,778)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,847	1,610
Stock Compensation Cost	385,408	564,586
(Gain)/loss on change in derivative liability	2,068,886	423,914
Amortization of debt discount and OID recognized as interest	672,155	96,021
(Gain)/loss on settlement of debt	(60,908)	30,750
Changes in Assets and Liabilities
(Increase) Decrease in:
Prepaid expenses	(1,154)	21,292
Deposits and other assets	(2,000)	2,975
Increase (Decrease) in:
Accounts payable	6,211	192,416
Accrued expenses	53,587	45,850

NET CASH USED IN OPERATING ACTIVITIES	(690,894)	(663,364)

NET CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of property and equipment	(4,160)	-
Expenditures for intangible assets	(23,161)	-

NET CASH USED IN INVESTING ACTIVITIES	(27,321)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of bank overdraft	-	(12,916)
Proceeds from convertible promissory note	652,500	359,417
Proceeds from issuance of common stock and subscription payable	42,500	350,500

NET CASH PROVIDED BY FINANCING ACTIVITIES	695,000	697,001

NET INCREASE IN CASH	(23,215)	33,637

CASH, BEGINNING OF PERIOD	33,637	-

CASH, END OF PERIOD	$10,422	$33,637

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$-	$4
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS
During the year ended December 31, 2013, the Company issued 24,029,663 shares of common stock for 36,978,106 purchase warrants through a cashless exercise.

Also, the Company issued 42,382,705 shares upon conversion of convertible notes in the amount of $307,083 in principal, plus $16,488 in interest with a gain on settlement of $60,908. During the year ended December 31, 2012, the Company issued 3,515,152 shares of common stock for 5,333,332 purchase warrants through a cashless exercise.

The accompanying notes are an integral part of these consolidated financial statements.

SOLAR3D, INC.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2013 and 2012

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

Line of Business
The Company has exited the development stage due to the acquisition of Solar United Network, Inc. The Company is developing and marketing a new three-dimensional version of solar cell technology in order to maximize the conversion of sunlight into electricity.  Conventional solar cells reflect a significant amount of incident sunlight losing much of the solar energy that could have been utilized to produce additional electrical power.  Inspired by light management techniques used in fiber optic devices, Solar3D is designing a new type of solar cell, one that utilizes a three-dimensional design to trap sunlight inside the photovoltaic structure where it is reflected multiple times until much more of the energy is absorbed into the solar cell material.  We have applied for patent protection on what we believe to be a breakthrough design for the next generation in solar cell technology with increased efficiency and resulting in a lower cost per watt of electricity produced.

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

Development Stage Activities and Operations
The Company acquired Solar United Networks, Inc. an operating subsidiary. Planned operations have started. The Company will have significant revenues,  thereby eliminating the development stage as of December 31, 2013.

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

SOLAR3D, INC.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2013 and 2012

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Property and Equipment
Property and equipment are stated at cost, and are depreciated using the straight line method over its estimated useful lives:

Machinery & equipment	5 Years
Furniture & fixtures	5-7 Years
Computer equipment	5 Years

Depreciation expense as of December 31, 2013 and 2012 was $1,874 and $1,610 respectively.

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

Fair Value of Financial Instruments
Disclosures about fair value of financial instruments, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of December 31, 2013, the amounts reported for cash, accrued interest and other expenses, and notes payable approximate the fair value because of their short maturities.

We adopted ASC Topic 820 (originally issued as SFAS 157, “Fair Value Measurements”) for financial instruments measured as fair value on a recurring basis. ASC Topic 820 defines fair value, established a framework for measuring fair value in accordance with accounting principles generally accepted in the United States and expands disclosures about fair value measurements.

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
Notes to Financial Statements
December 31, 2013 and 2012

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at December 31, 2013:

	Total	(Level 1)	(Level 2)	(Level 3)

Assets	$-	$-	$-	$-

Total assets measured at fair value	$-	$-	$-	$-

Liabilities

Derivative liability	2,822,430	-	-	2,822,430
Convertible promissory note	515,397	-	-	515,397
Total liabilities measured at fair value	$3,337,827	$-	$-	$3,337,827

Advertising
The Company expenses advertising costs as incurred. Advertising costs for the years ended December 31, 2013 and 2012 were $265 and $37,766, respectively.

Research and Development Costs
Research and development costs are expensed as incurred. These costs consist primarily of consulting fees, salaries and direct payroll related costs. The costs for the years ended December 31, 2013 and 2012 were $108,565 and $157,742, respectively.

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

Loss per Share Calculations
Loss per Share dictates the calculation of basic earnings per share and diluted earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. No shares for employee options or warrants were used in the calculation of the loss per share as they were all anti-dilutive. The Company’s diluted loss per share is the same as the basic loss per share for the years ended December 31, 2013 and 2012, as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss. The Company has excluded 3,000,000 and 37,798,106 warrants for the years ended December 31, 2013 and 2012, respectively.

	For the years ended
	December 31, ,
	2013	2012

(Loss) to common shareholders (Numerator)	$(3,814,926)	$(2,042,778)

Basic and diluted weighted average number of common shares outstanding (Denominator)	168,603,843	128,117,443
Basic and diluted loss per common shares	$(0.02)	$(0.02)

SOLAR3D, INC.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2013 and 2012

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Recently Issued Accounting Pronouncements
Management reviewed accounting pronouncements issued during the year ended December 31, 2013, and no  pronouncements were adopted during the year.

3.   INCOME TAXES

The Company files income tax returns in the U.S. federal jurisdiction and the state of California. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2011.

Deferred income taxes have been provided by temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. To the extent allowed by GAAP, we provide valuation allowances against the deferred tax assets for amounts when the realization is uncertain. Included in the balances at December 31, 2013 and 2012, are no tax positions for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductibility.  Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

The Company's policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the periods ended December 31, 2013 and 2012, the Company did not recognize interest and penalties.

4.      DEFERRED TAX BENEFIT

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the year ended December 31, 2013 and 2012 due to the following:

	2013	2012
Book Income	$(1,526,000)	$(817,100)
Other	600	400
Depreciation	(200)	600
Stock Compensation Expense	154,200	225,800
Loss on Derivative	827,600	169,600
Amortization of Debt Discount	268,900	38,400
Stock for Services	-	69,200
Gain/Loss on Settlement of Debt	(24,400)	12,300
Related Party Accrual	-	17,200
R&D Credit	4,000	5,400

Valuation Allowance	295,300	278,200

Income tax expense	$-	$-

SOLAR3D, INC.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2013 and 2012

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

Net deferred tax liabilities consist of the following components as of December 31, 2013 and 2012:

	2013	2012
Deferred tax assets:
NOL carryover	$2,732,500	$2,437,400
R&D	163,600	153,700
Contributions	-	400
Related party accruals	17,200	17,200

Deferred tax liabilities:
Depreciation	(1,500)	(1,300)

Less valuation allowance	(2,911,800)	(2,607,400)

Net deferred tax asset	$-	$-

At December 31, 2013, the Company had net operating loss carry-forwards of approximately $6,831,200 that may be offset against future taxable income from the year 2014 through 2034. No tax benefit has been reported in the December 2013 financial statements, since the potential tax benefit is offset by a valuation allowance of the same amount.

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

During the year ended December 31, 2013, the Company issued 3,125,000 shares of common stock at prices per share ranging from $0.01 to $0.02 for cash in the amount of $42,500; issued 42,382,795 shares of common stock at fair values of prices between $0.004 and $0.039 for the conversion of promissory notes in the principal amount of $307,083, plus accrued interest of $16,488, with a gain on conversion of $60,908. Also, an investor exercised 34,978,106 common stock purchase warrants for 24,029,663 shares of common stock through a cashless exercise at fair value. Also, the Company issued 2,597,479 for a price adjustment for the shares issued for cash.

SOLAR3D, INC.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2013 and 2012

5.      CAPITAL STOCK (Continued)

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

6.      STOCK OPTIONS AND WARRANTS

As of December 31, 2013, the Board of Directors of the Company granted non-qualified stock options for 23,000,000 shares of common stock to its employees, directors and consultants, as agreements may provide. Notwithstanding any other provisions of the option agreements, each option expires on the date specified in the option agreements, which date shall not be later than the fifth (5th) anniversary from the grant date of the options. The stock options vest at various times, and are exercisable for a period of seven years from the date of grant at  exercise prices ranging from $0.01 to $0.05 per share, the market value of the Company’s common stock on the date of grant. The Company determined the fair market value of these options by using the Black Scholes option valuation model with the following significant assumptions:

	2013
Risk free interest rate	1.01%	-	2.38%
Stock volatility factor	93.6%	-	229%
Weighted average expected option life			7 years
Expected dividend yield			None

A summary of the Company’s stock option activity and related information follows:

	12/31/2013		12/31/2012
		Weighted		Weighted
	Number	average	Number	average
	of	exercise	of	exercise
	Options	price	Options	price
Outstanding, beginning of period	23,000,000	$0.04	15,000,000	$0.05
Granted	2,000,000	0.02	8,000,000	0.01
Exercised	-	-	-	-
Expired	-	-	-	-
Outstanding, end of period	25,000,000	$0.04	23,000,000	$0.04
Exercisable at the end of period	19,750,003	$0.04	13,944,445	$0.04
Weighted average fair value of options granted during the period		$0.02		$0.03

The stock-based compensation expense recognized in the statement of operations during the years ended December 31, 2013 and 2012, is $385,408 and $564,586 respectively.

SOLAR3D, INC.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2013 and 2012

6.      STOCK OPTIONS AND WARRANTS (Continued)

Warrants

A summary of the Company’s warrant activity and related information follows:

	12/31/2013		12/31/2012
		Weighted		Weighted
	Number	average	Number	average
	of	exercise	of	exercise
	Warrants	price	Warrants	price
Outstanding, beginning of period	37,978,106	$0.04	14,353,340	$0.06
Granted	-	-	29,078,098	0.023
Exercised	(34,978,106)	-	(5,333,332)	0.015
Expired	-	-	(120,000)	0.12
Outstanding, end of period	3,000,000	$0.04	37,978,106	$0.04
Exercisable at the end of period	3,000,000	$0.075	37,978,106	$0.04
Weighted average fair value of options granted during the period		$0.00		$0.00

At December 31, 2013, the weighted average remaining contractual life of warrants outstanding:

			Weighted
			Average
			Remaining
Exercisable	Warrants	Warrants	Contractual
Prices	Outstanding	Exercisable	Life (years)
$0.075	1,000,000	1,000,000	2.47
$0.015	2,000,000	2,000,000	3.72
	3,000,000	3,000,000

The majority of the warrants that were issued through equity financing, had a cashless exercise option to purchase    37,978,106 shares of common stock, and as of December 31, 2013 the warrants were exercised for 24,029,663 shares of common stock.

7.           CONVERTIBLE PROMISSORY NOTES

        As of December 31, 2013, the Company had the following securities purchase agreements:

On September 19, 2012 and November 23, 2012, the Company entered into two securities purchase agreements each providing for the sale of an 8% unsecured Convertible Notes (“the Notes”) in the principal amounts of $42,500, and $32,500 for an aggregate total of $75,000. The notes matured on June 21, 2013, and August 15, 2013, respectively. After one hundred and eighty days (180) the holder converted both notes for an aggregate principal sum of $75,000, plus accrued interest of $3,000 on various dates during the year ended December 31, 2013, into 9,875,627 shares of common stock. The notes were measured at fair value using the Black-Scholes pricing model, and the Company recognized a gain on conversion of $2,490. The Company recorded debt discount of $62,446 related to the conversion feature of the notes, along with derivative liabilities at inception. As of December 31, 2013, the remaining debt discount was amortized, and recorded as interest expense in the amount of $43,835, resulting in a net remaining debt discount of $0 at December 31, 2013.

SOLAR3D, INC.
BALANCE SHEETS
DECEMBER 31, 2013 AND 2012

7.   CONVERTIBLE PROMISSORY NOTES (Continued)

On October 24, 2012, the Company entered into a securities purchase agreement, providing for the sale of a 10% convertible note in the aggregate principal amount of $335,000, with an original issue discount of $35,000. Advances will be paid in amounts at the lender’s discretion. Upon execution of the securities purchase agreement, the Company received an advance of $50,000, with an original issued discount of $5,833. The note matures one (1) year from the effective date of each advance. If the advances are repaid within 90 days, the interest rate will be zero percent (0%), otherwise a one time interest rate of five percent (5%) will be applied to the principal sums outstanding.  The note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of the lesser of $0.035 per share or seventy percent (70%) of the lowest trading price of the previous 25 trading days prior to conversion. During the year ended December 31, 2013, the Company received additional advances of $125,000, with original issue discounts of $14,584, receiving an aggregate total of $175,000. During the year ended December 31, 2013, the investor received 17,189,559 shares of common stock upon conversion of principal in the amount of $125,000, plus accrued interest and original issued discount of $21,563 and recognized a gain of $44,657. As of December 31, 2013, the aggregate principal sum outstanding was $50,000, plus the original issued discount and accrued interest of $8,625 for a total of $58,625. The Company recorded debt discount of $138,845 related to the conversion feature of the note, along with derivative liabilities at inception. As of December 31, 2013, the debt discount was amortized, and recorded as interest expense in the amount of $110,304, resulting in a remaining net debt discount of $28,541 at December 31, 2013.

On November 13, 2012, the Company entered into a securities purchase agreement providing for the sale of a 10% convertible promissory note in the principal amount of up to $100,000. Upon execution of the note, the Company received an initial advance of $20,000. The advance amounts are at the lender’s discretion. The Company received additional advances for a sum of $80,000 on various dates for an aggregate total of $100,000.  The note is convertible into shares of common stock of the Company at a price equal to a variable conversion price equal to the lesser of $0.01 per share or fifty percent (50%) of the lowest trading price in the previous 25 trading days. The note matures one (1) year from the effective date of each advance with respect to each advance. During the year ended December 31, 2013, the investor received 5,115,849 shares of common stock upon conversion of principal in the amount of $35,000, plus accrued interest of $3,625 and recognized a gain of $368.The Company recorded debt discount of $100,000 related to the conversion feature of the notes, along with derivative liabilities at inception. As of December 31, 2013, the debt discount was amortized, and recorded as interest expense in the amount of $98,767, resulting in a remaining net debt discount of $1,233 at December 31, 2013.

On November 29, 2012, the Company entered into a securities purchase agreement providing for the sale of a 10% unsecured convertible note in the principal aggregate amount of up to $80,000, at which time an initial advance of $12,500 was received by the Company.  The holder converted the principal amount of the note of $12,500, plus accrued interest of $625 on May 31, 2013, into 3,088,235 shares of common stock. The note was measured at fair value using the Black-Scholes pricing model, and the Company recognized a gain on conversion of $293. The Company recorded debt discount of $12,500 related to the conversion feature of the note, along with derivative liabilities at inception. As of December 31, 2013, the remaining debt discount was amortized, and recorded as interest expense in the amount of $12,500, resulting in a remaining net debt discount of $0 at December 31, 2013.

On November 29, 2012, the Company entered into a securities purchase agreements providing for the sale of a 10% unsecured convertible note in the principal aggregate amount of up to $80,000, at which time an initial advance of $12,500 was received by the Company.  The holder converted the principal amount of the note of $12,500, plus accrued interest of $959 on September 5, 2013, into 3,166,801 shares of common stock. The fair value of the note has been determined by using the Black-Scholes pricing model, and recognized a gain on conversion of $1,645. The Company recorded debt discount of $12,500 related to the conversion feature of the notes, along with derivative liabilities at inception. As of December 31, 2013, the debt discount was amortized and recorded as interest expense in the amount of $12,500, resulting in a remaining net debt discount of $0 at December 31, 2013.

SOLAR3D, INC.
BALANCE SHEETS
DECEMBER 31, 2013 AND 2012

7.   CONVERTIBLE PROMISSORY NOTES (Continued)

On December 26, 2012, the Company exchanged certain demand promissory notes in the aggregate amount of $114,500 plus accrued interest of $4,084 for a convertible promissory note in the aggregate principal amount of $118,584, convertible into shares of common stock of the Company at a price equal to the lesser of (a) $0.0326 per share or (b) 50% of the lowest trade price of common stock recorded on any trade day after the effective date. The note matured on July 25, 2013, and was converted on February 13, 2014. The Company recorded the remaining debt discount from the previous promissory notes of $59,196 related to the conversion feature of the notes, along with derivative liabilities at inception. As of December 31, 2013, the debt discount was amortized, and recorded as interest expense in the amount of $59,196, resulting in a remaining net debt discount of $0 at December 31, 2013

On February 19, 2013, the Company entered into a securities purchase agreement providing for the sale of a 10% convertible promissory note in the principal amount of up to $100,000. Upon execution of the note, the Company received an initial advance of $15,000. The advance amounts are at the lenders discretion. The Company received additional advances for the sum of $85,000 for a total aggregate principal amount of $100,000 outstanding as of December 31, 2013. The note is convertible into shares of common stock of the Company at a price equal to a variable conversion price equal to the lesser of $0.032 per share or fifty percent (50%) of the lowest trading price of the previous 25 trading days. The note matures six (6) months from the effective date of each advance with respect to each advance. On March 6, 2014, the note was converted in full. The Company recorded debt discount of $100,000 related to the conversion feature of the notes, along with derivative liabilities at inception. As of December 31, 2013, the debt discount was amortized, and recorded as interest expense in the amount of $100,000, resulting in a remaining net debt discount of $0 at December 31, 2013.

On March 1, 2013, the Company entered into a securities purchase agreement providing for the sale of a 5% convertible promissory note in the aggregate principal amount of $8,000, for consideration of $8,000. The note is convertible into shares of common stock of the Company at a price equal to a variable conversion price equal to the lesser of $0.02 per share or the lowest closing price after the effective date. The note matures two (2) years from the effective date of the advance. The Company recorded debt discount of $7,626 related to the conversion feature of the notes, along with derivative liabilities at inception. As of December 31, 2013, the debt discount was amortized, and recorded as interest expense in the amount of $3,186, resulting in a remaining net debt discount of $4,440 at December 31, 2013.

On May 1, 2013, the Company entered into a securities purchase agreement providing for the sale of an 8% convertible promissory note in the aggregate principal amount of $32,500, for consideration of $32,500. The note was converted during the month of November 2013 and 3,946,634 shares of the Company’s common stock were issued upon conversion of $32,500 in principal, plus $1,300 in accrued interest. The fair value of the note has been determined by using the Black-Scholes pricing model, and the Company recognized a gain on conversion of $11,455.The Company recorded debt discount of $32,500 related to the conversion feature of the notes, along with derivative liabilities at inception. As of December 31, 2013, the debt discount was amortized, and recorded as interest expense in the amount of $32,500, resulting in a remaining net debt discount of $0 at December 31, 2013.

On May 30, 2013, the Company entered into a securities purchase agreement providing for the sale of a 10% convertible promissory note in the principal amount of $100,000. Upon execution of the note, the Company received an initial advance of $4,000. The advance amounts received are at the lender’s discretion.  The Company received additional advances for the  sum of $73,000 for a total aggregate principal amount of $77,000 as of  December 31, 2013. The note is convertible into shares of common stock of the Company at a price equal to a variable conversion price equal to the lesser of $0.13 per share or fifty percent (50%) of the lowest trading price after the effective date. The note matures six (6) months from the effective date of each advance with respect to each advance. The Company recorded debt discount of $77,000 related to the conversion feature of the notes, along with derivative liabilities at inception. As of December 31, 2013, the debt discount was amortized, and recorded as interest expense in the amount of $64,528, resulting in a remaining net debt discount of $12,472 at December 31, 2013.

SOLAR3D, INC.
BALANCE SHEETS
DECEMBER 31, 2013 AND 2012

7.   CONVERTIBLE PROMISSORY NOTES (Continued)

On August 1, 2013, the Company entered into a securities purchase agreement providing for the sale of an 8% convertible promissory note in the aggregate principal amount of $42,500, for consideration of $42,500. The note is convertible into shares of common stock of the Company at a price equal to 58% times the average of the lowest three trading prices for the common stock during the ten days prior to the conversion. The note matures on April 29, 2014. The Company recorded debt discount of $42,500 related to the conversion feature of the notes, along with derivative liabilities at inception. As of December 31, 2013, the debt discount was amortized, and recorded as interest expense in the amount of $23,837, resulting in a remaining net debt discount of $18,663 at December 31, 2013.

On August 28, 2013, the Company entered into a securities purchase agreement providing for the sale of a 10% convertible promissory note in the principal amount of up to $100,000. Upon execution of the note, the Company received an initial advance of $20,000. The advance amounts received are at the lender’s discretion.  The note is convertible into shares of common stock of the Company at a price equal to a variable conversion price equal to the lesser of a) $0.013 per share, b) fifty percent (50%) of the lowest trading price after the effective date, or c) the lowest conversion price offered by the Company with respect to any financing occurring before or after the date of the note. The note matures six (6) months from the effective date of each advance with respect to each advance. The Company recorded debt discount of $20,000 related to the conversion feature of the notes, along with derivative liabilities at inception. As of December 31, 2013, the debt discount was amortized, and recorded as interest expense in the amount of $13,889, resulting in a remaining net debt discount of $6,111 at December 31, 2013.

On August 30, 2013, the Company entered into a securities purchase agreement providing for the sale of a 10% convertible promissory note in the principal amount of up to $100,000. Upon execution of the note, the Company received an initial advance of $20,000. The advance amounts received are at the lender’s discretion.  The note is convertible into shares of common stock of the Company at a price equal to a variable conversion price equal to the lesser of a) $0.013 per share, b) fifty percent (50%) of the lowest trading price after the effective date, or c) the lowest conversion price offered by the Company with respect to any financing occurring before or after the date of the note. The note matures six (6) months from the effective date of each advance with respect to each advance. The Company recorded debt discount of $20,000 related to the conversion feature of the notes, along with derivative liabilities at inception. As of December 31, 2013, the debt discount was amortized, and recorded as interest expense in the amount of $13,667, resulting in a remaining net debt discount of $6,333 at December 31, 2013.

On September 9, 2013, the Company entered into a securities purchase agreement providing for the sale of a 10% convertible promissory note in the principal amount of up to $100,000. Upon execution of the note, the Company received an initial advance of $20,000. The advance amounts received are at the lender’s discretion.  The note is convertible into shares of common stock of the Company at a price equal to a variable conversion price equal to the lesser of a) $0.013 per share, b) fifty percent (50%) of the lowest trading price after the effective date, or c) the lowest conversion price offered by the Company with respect to any financing occurring before or after the date of the note. The note matures six (6) months from the effective date of each advance with respect to each advance. The Company recorded debt discount of $20,000 related to the conversion feature of the notes, along with derivative liabilities at inception. As of December 31, 2013, the debt discount was amortized, and recorded as interest expense in the amount of $12,556, resulting in a remaining net debt discount of $7,444 at December 31, 2013.

SOLAR3D, INC.
BALANCE SHEETS
DECEMBER 31, 2013 AND 2012

7.   CONVERTIBLE PROMISSORY NOTES (Continued)

On September 19, 2013, the Company entered into a securities purchase agreement providing for the sale of a 10% convertible promissory note in the principal amount of up to $100,000. Upon execution of the note, the Company received an initial advance of $20,000. The advance amounts received are at the lender’s discretion.  The note is convertible into shares of common stock of the Company at a price equal to a variable conversion price equal to the lesser of a) $0.013 per share, b) fifty percent (50%) of the lowest trading price after the effective date, or c) the lowest conversion price offered by the Company with respect to any financing occurring before or after the date of the note. The note matures six (6) months from the effective date of each advance with respect to each advance. The Company recorded debt discount of $20,000 related to the conversion feature of the notes, along with derivative liabilities at inception. As of December 31, 2013, the debt discount was amortized, and recorded as interest expense in the amount of $11,444, resulting in a remaining net debt discount of $8,556 at December 31, 2013.

On September 24, 2013, the Company entered into a securities purchase agreement providing for the sale of a 10% convertible promissory note in the principal amount of up to $100,000. Upon execution of the note, the Company received an initial advance of $67,000. The advance amounts received are at the lender’s discretion. On November 21, 2013, the Company received an additional advance in the amount of $14,000 for an aggregate total of $81,000. The note is convertible into shares of common stock of the Company at a price equal to a variable conversion price equal to the lesser of a) $0.013 per share, b) fifty percent (50%) of the lowest trading price after the effective date, or c) the lowest conversion price offered by the Company with respect to any financing occurring before or after the date of the note. The note matures six (6) months from the effective date of each advance with respect to each advance. The Company recorded debt discount of $81,000 related to the conversion feature of the notes, along with derivative liabilities at inception. As of December 31, 2013, the debt discount was amortized, and recorded as interest expense in the amount of $42,856, resulting in a remaining net debt discount of $38,144 at December 31, 2013.

On October 8, 2013, the Company entered into a securities purchase agreement providing for the sale of an 8% convertible promissory note in the aggregate principal amount of $32,500, for consideration of $32,500. The note is convertible into shares of common stock of the Company at a price equal to 58% times the average of the lowest three trading prices for the common stock during the ten day period ending on the latest complete trading day prior to the conversion. The note matures on July 10, 2014. The Company recorded debt discount of $32,500 related to the conversion feature of the notes, along with derivative liabilities at inception. As of December 31, 2013, the debt discount was amortized, and recorded as interest expense in the amount of $9,251, resulting in a remaining net debt discount of $23,249 at December 31, 2013.

On November 19, 2013, the Company entered into a securities purchase agreement providing for the sale of a 10% convertible promissory note in the principal amount of up to $100,000. Upon execution of the note, the Company received an initial advance of $44,000. The advance amounts received are at the lender’s discretion. On December 19, 2013, the Company received an additional advance in the amount of $15,000 for an aggregate total of $59,000. The note is convertible into shares of common stock of the Company at a price equal to a variable conversion price equal to the lesser of $0.013 per share, or fifty percent (50%) of the lowest trading price after the effective date. The note matures six (6) months from the effective date of each advance with respect to each advance. The Company recorded debt discount of $59,000 related to the conversion feature of the notes, along with derivative liabilities at inception. As of December 31, 2013, the debt discount was amortized, and recorded as interest expense in the amount of $10,778, resulting in a remaining net debt discount of $48,222 at December 31, 2013.

SOLAR3D, INC.
BALANCE SHEETS
DECEMBER 31, 2013 AND 2012

7.   CONVERTIBLE PROMISSORY NOTES (Continued)

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

For purpose of determining the fair market value of the derivative liability, the Company used Black Scholes option valuation model. The significant assumptions used in the Black Scholes valuation of the derivative are as follows:

Stock price on the valuation dates	$0.010	-	$0.029
Conversion price for the debt	$0.004	-	$0.039
Years to Maturity	6 months	-	2 years
Risk free rate	.02%	-	34%
Expected volatility	30.45%	-	272.98%

The value of the derivative liability at December 31, 2013 was $2,822,430.

8.   SUBSEQUENT EVENTS

Management has evaluated subsequent events according to the requirements of ASC TOPIC 855, and has reported the following events;

On January 7, 2014, the Company issued 3,542,795 shares of common stock upon conversion of a convertible note in the amount of $32,000 in principal, plus accrued interest of $3,428 for a total conversion of $35,428.

On January 13, 2014, the Company received an additional $25,000 in consideration on a 10% convertible note.

On January 21, 2014, the Company issued 1,604,406 shares of common stock upon conversion of a convertible note in the amount of $25,000 in principal, plus accrued interest and original issue discount of $4,313 for a total conversion of $29,413.

On January 23, 2014, the Company issued 3,687,863 shares of common stock upon conversion of a convertible note in the amount of $33,000 in principal, plus accrued interest of $3,879 for a total conversion of $36,879.

On January 29, 2014, the Company entered into a Securities Purchase Agreement (the "Purchase Agreement") providing for the sale by the Company of an unsecured Convertible Note (“the Note”) in the principal amount of $100,000, of which the Company received $90,000 in consideration upon execution of the note. The Note matures nine (9) months from the effective date and may be extended by the lender for twelve (12) months from the effective date. The note may be converted into shares of the Company’s common stock at a conversion price of $0.05 per share or fifty percent (50%) of the lowest trading price of common stock recorded on any trade day after the effective date. The note bears interest at the rate of 10% per year.

On January 31, 2014, the Company entered into a Securities Purchase Agreement (the "Purchase Agreement") providing for the sale by the Company of an unsecured Convertible Note (“the Note”) in the principal amount of $750,000, of which the Company received $750,000 in consideration upon execution of the note. The Note matures in nine (9) months from the effective date, and may be extended by the lender for twelve (12) months from the effective date. The note may be converted into shares of the Company’s common stock at a conversion price of $0.05 per share or fifty percent (50%) of the lowest trading price of common stock recorded on any trade day after the effective date. The note bears interest at the rate of 10% per year.

SOLAR3D, INC.
BALANCE SHEETS
DECEMBER 31, 2013 AND 2012

8.   SUBSEQUENT EVENTS  (Continued)

On January 31, 2014, the Company entered into two (3) Securities Purchase Agreements (the "Purchase Agreement") providing for the sale by the Company of restricted Convertible Notes (“the Note”) in the principal amount of $1,750,00. The Notes mature nine (9) months from the effective date. The notes may be converted into shares of the Company’s common stock at a conversion price of $0.02 per share until March 30, 2015, and thereafter the conversion price shall be the greater of a) the initial conversion price or b) fifty percent (50%) of the average closing price of common stock for ten (10) consecutive trading days following the submission of a notice to convert in writing. The note bears interest at the rate of 4% per year. On February 23, 2014, a note was converted for 26,250,000 shares of common stock.

On February 3, 2014, the Company issued 301,205 shares of common stock upon partial conversion of a convertible note for principal in the amount of $15,000.

Between February 3, 2014 and March 6, 2014, the Company issued an aggregate total of 4,000,000 shares of common stock upon conversion of vested restricted stock options.

On February 5, 2014, the Company issued 335,570 shares of common stock upon conversion of a convertible note for principal in the amount of $20,000.

On February 11, 2014, the Company issued 185,111 shares of common stock upon conversion of a convertible note for principal in the amount of $7,500, plus interest of $1,700.

On February 11, 2014, the Company entered into a Securities Purchase Agreement (the "Purchase Agreement") providing for the sale by the Company of an unsecured Convertible Note (“the Note”) in the principal amount of $100,000, of which the Company received $20,000 in consideration upon execution of the note. On February 26, 2014 and March 13, 2014, the Company received additional advances of $20,000 and $30,000, respectively, for an aggregate sum of $60,000. The Note matures nine (9) months from the effective date. The note may be converted into shares of the Company’s common stock at a conversion price of $0.05 per share or fifty percent (50%) of the lowest trading price of common stock recorded on any trade day after the effective date. The note bears interest at the rate of 10% per year.

On February 13, 2014, the Company issued 227,979 shares of common stock through a cashless exercise for stock options given to a board of director for services.

On February 21, 2014, the Company issued 8,518,345 shares of common stock upon conversion of a convertible note in the amount of $118,584 in principal, plus accrued interest of $13,450 for an aggregate total converted of $132,034.

On February 26, 2014, the Company issued 1,615,384 shares of common stock upon conversion of a convertible note in the amount of $20,000 in principal, plus accrued interest of $1,000 for an aggregate total converted of $21,000.

On March 6, 2014, the Company issued 5,924,454 shares of common stock upon conversion of a convertible note in the amount of $84,000 in principal, plus accrued interest of $7,829 for an aggregate total converted of $91,829.

On March 13, 2014, the Company issued 2,968,937 shares of common stock upon conversion of a convertible note in the amount of $20,000 in principal, plus accrued interest of $1,079 for an aggregate total converted of $21,079.

On March 10, 2014, the Company issued 2,957,361 shares of common stock upon conversion of a convertible note in the amount of $20,000 in principal, plus accrued interest of $1,000.

SOLAR3D, INC.
BALANCE SHEETS
DECEMBER 31, 2013 AND 2012

8.   SUBSEQUENT EVENTS (Continued)

Business Combination
During the month of January 2014, Solar3D, Inc. (SLTD) acquired 100% of the total issued and outstanding stock of Solar United Network, Inc. (SUN) in a transaction accounted for under ASC 805, for cash in the amount of $1,044,500, and  convertible promissory notes for $1,750,000. SUN provides solar photovoltaic installation and consulting services to residential, commercial and agricultural properties. The acquisition is designed to enhance our services for solar technology.

SUN is now wholly-owned subsidiary of SLTD.

Under the purchase method of accounting, the transactions were valued for accounting purposes at $2,794,500, which was the fair value of the Company. The assets and liabilities of SUN were recorded at their respective fair values as of the date of acquisition. The following table summarizes these values.

Purchase Price Allocation
Year Ended
12/31/2013
Assets acquired

Current Assets
Cash	$386,237
Contract Receivables	1,058,312
Costs and Estimated Earnings in Excess of Billings	73,312
Advances to Employees	500
Total Current Assets	1,518,361

Tangible Assets subject to depreciation
Machinery and Equipment, net of depreciation	7,617

Other Assets
Security Deposit	5,000
Loan to Shareholder	47,426
Goodwill	2,318,283
Total Other Assets	2,370,709

Total assets acquired	3,896,687

Liabilites assumed

Current liabilites
Accounts Payable	$533,739
Billings in Excess of Costs and Estimated Earnings	478,740
Payroll Liabilities	60,447
Other Liabilities	25,261
Stockholders' Payable	4,000
Total liabilities acquired	1,102,187

Net assets acquired	$2,794,500

SOLAR3D, INC.
BALANCE SHEETS
DECEMBER 31, 2013 AND 2012

8.   SUBSEQUENT EVENTS (Continued)

The following is a condensed pro forma statement of operations for the year ended December 31, 2013 showing the combined results of operations of the Company including SUN as though the Company had acquired the common stock on January 1, 2013.

PRO FORMA CONSOLIDATED BALANCE SHEET

			Pro Forma
			Adjustments	Pro Forma
			(Unaudited)	(Unaudited)
	Year Ended December 31, 2013
	SLTD	SUN
Total Assets	$47,179	$1,578,404	$2,318,283	$3,943,866
Total Liabilities	$3,494,568	$1,102,187	$-	$4,596,755
Total Stockholders' Equity	$(3,447,389)	$476,217	$2,318,283	$(652,889)

PRO FORMA CONSOLIDATED STATEMENT OF INCOME

			Pro Forma
			Adjustments	Pro Forma
			(Unaudited)	(Unaudited)
	Year Ended December 31, 2013
	SLTD	SUN
Sales	$-	$8,552,975	$-	$8,552,975
Net Income/(Loss) from continued operations	$(3,814,926)	$685,968	$-	$(3,128,958)
Net loss per share	$0.02	$0.00	$0.00	$0.02

			Pro Forma
			Adjustments	Pro Forma
			(Unaudited)	(Unaudited)
	Year Ended December 31, 2012
	SLTD	SUN
Sales	$-	$4,112,042	$-	$4,112,042
Net Income/(Loss) from continued operations	$(2,042,778)	$205,492	$-	$(1,837,286)
Net loss per share	$0.02	$0.00	$0.00	$0.01

All transactions from January 31, 2014 through December 31, 2014 will be consolidated during the year ended December 31, 2014.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended.  Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  We have identified the following material weaknesses:

As of December 31, 2013, we did not maintain effective controls over the control environment.  Specifically, the board of directors does not have an independent member and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-B.  Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

Because of this material weakness, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2013, based on the criteria established in “Internal Control-Integrated Framework” issued by the COSO.

No Attestation Report by Independent Registered Accountant

The effectiveness of our internal control over financial reporting as of December 31, 2013 has not been audited by our independent registered public accounting firm by virtue of our exemption from such requirement as a smaller reporting company.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting through the date of this report or during the quarter ended December 31, 2013, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table lists our executive officers and directors as of December 31, 2013:

Name	Age	Position

James B. Nelson(1)	61	Chief Executive Officer, President, interim Chief Financial Officer, and Director

Mark J. Richardson(2)	60	Director

Abe Emard(3)	36	Chief Executive Officer of SUNworks and Director of Solar3D

Emil Beitpolous	35	President of SUNworks

Mikhail Podnebesnyy	35	Vice President of SUNworks

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

(2)	Mr. Richardson resigned as a director of Solar3D effective February 19, 2014.

(3)	Mr. Emard was appointed as a director of Solar 3D, effective February 11, 2014.

James B. Nelson has been a director and chief executive officer of Solar3D since October 2010 and the president, and interim chief financial officer of Solar3D since August 2012.  Mr. Nelson is also a director of SUNworks, a position he has held since February 1, 2014.  Mr. James Nelson began his executive career 30 years ago at Bain and Company, a business strategy consulting firm, where he managed a team of consultants on four continents solving CEO-level programs for global companies.  Prior to joining Solar3D, he spent 20 years working in the private equity industry as both a capital partner and operating CEO to portfolio companies.  Mr. Nelson was a general partner at Peterson Partners (2007-2009) and at Millennial Capital Partners (1991-2010--previously known as Invest West Capital).  In addition to his responsibilities in acquisition and divestiture, Mr. Nelson worked as an executive of a number of portfolio companies. He served as chief executive officer of Euro-Tek Store Fixture, LLC, chairman of the board of American Retail Interiors, chairman of the board and chief executive officer of Panelview Inc. and chairman of the board of Critical Power Exchange, as well as sitting on numerous boards both in and out of the private equity funds’ portfolios.  Prior to his years in private equity, Mr. Nelson served as Vice President of Marketing at Banana Republic/The Gap, where he managed company-wide marketing, as well as the initial international expansion of Banana Republic.  He was also general manager for Banana Republic’s highly profitable catalog division.  He also served as Vice President of Marketing and Corporate Development at Saga Corporation, a multi-billion dollar food service company.  Mr. Nelson received his MBA from Brigham Young University, where he graduated summa cum laude and was named the Outstanding Master of Business Administration Graduate.

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

Abe Emard has been a director of Solar3D since February 2014 and the chief executive officer of SUNworks since he co-founded the company in February 2011.  From 2000 until co-founding SUN, Mr. Emard worked for Emard Electric, Inc. as its project manager, vice president and business development officer.  Mr. Emard holds a construction management degree from the University of California at Davis extension program and a Journeyman State Certified License.  He is a certified installer for Canadian Solar, Sharp, AE Solaron, and PV Powered.

Mr. Emard’s qualifications:

•	Leadership experience – Co-founded SUNworks in February 2011.
•	Industry experience – Mr. Emard was the project manager, vice president and business development officer of Emard Electric, Inc. for over ten years.
•	Education experience – Mr. Emard holds a construction management degree from the University of California at Davis extension program and a Journeyman State Certified License.

Emil Beitpolous has been the president of SUNworks since February 2011.  From October 2009 until joining SUNworks, Mr. Beitpolous worked for Emard Electric, Inc. as its general superintendent where he was responsible for all solar field crews of up to 25 employees, project management of all commercial projects, recruitment of all field employees of the company’s solar division, project budgeting and forecasting, and strategy for all field operations.  From 2007 to September 2009, he was the solar superintendent of Rayco Electric, Inc. where he was responsible for all aspects of photovoltaic installation and performing quality inspections on system drawing and installed systems.  He received his WECA IEC Journeyman Training Certification in 2009 and a California State License Board General B License in 2004.

Mr. Beitpolous’ qualifications:

•	Leadership experience – President of SUNworks since February 2011.
•	Industry experience – Mr. Beitpolous was the general superintendent of Emard Electric, Inc. and the solar superintendent of Rayco Electric, Inc.
•	Education experience – Mr. Beitpolous received his WECA IEC Journeyman Training Certification in 2009 and a California State License Board General B License in 2004.

Mikhail Podnebesnyy, has been the vice president of SUNworks since February 2011.  From 2001 until joining SUNworks, Mr. Podnesbesnyy worked for Emard Electric, Inc. in various capacities, including photovoltaic design from 2009 to 2011, pre-fabrication manager from 2007 to 2009, job foreman from 2002 to 2007, and journeyman electrician from 2001 to 2002.  He is a certified journeyman electrician and has received WECA certified photovoltaic training, and various module manufacturer, inverter, and racking training.

Mr. Podnebesnvy’s qualifications:

•	Leadership experience – Vice president of SUNworks since February 2011.
•	Industry experience - Mr. Podnesbesnyy worked for Emard Electric, Inc. in various capacities for ten years.
•	Education experience – Mr. Podnebesnvy is a certified journeyman electrician and has received WECA certified photovoltaic training, and various module manufacturer, inverter, and racking training.

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

Board Committees

Our board of directors has appointed an audit committee.  As of March 10, 2014, the sole member of the audit committee is James B. Nelson, who may not be considered to be independent as defined in Rule 4200 of Nasdaq’s listing standards.  The board of directors has adopted a written charter of the audit committee.  The audit committee is authorized by the board of directors to review, with our independent accountants, our annual financial statements prior to publication, and to review the work of, and approve non-audit services performed by, such independent accountants.  The audit committee will make annual recommendations to the board for the appointment of independent public accountants for the ensuing year.  The audit committee will also review the effectiveness of the financial and accounting functions and our organization, operations and management.  The audit committee was formed on February 8, 2005.  The audit committee held one meeting during fiscal year ended December 31, 2013.

Our board of directors does not have a compensation committee so all decisions with respect to management compensation are made by the whole board.  Our board of directors does not have a nominating committee. Therefore, the selection of persons or election to the board of directors was neither independently made nor negotiated at arm’s length.

Report of the Audit Committee

Our audit committee has reviewed and discussed our audited financial statements for the fiscal year ended December 31, 2013 with senior management.  The audit committee has also discussed with HJ Associates & Consultants, LLP, Certified Public Accountants, our independent auditors, the matters required to be discussed by the statement on Auditing Standards No. 61 (Communication with Audit Committees) and received the written disclosures and the letter from HJ required by Independence Standards Board Standard No. 1 (Independence Discussion with Audit Committees). The audit committee has discussed with HJ the independence of HJ as our auditors.  Finally, in considering whether the independent auditors provision of non-audit services to us is compatible with the auditors’ independence for HJ, our audit committee has recommended to the board of directors that our audited financial statements be included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 for filing with the United States Securities and Exchange Commission.  Our audit committee did not submit a formal report regarding its findings.

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

Based solely on our review of the copies of such Section 16 Reports received by us, or written representations received from certain Reporting Persons, all Section 16(a) filing requirements applicable to our Reporting Persons during and with respect to the fiscal year ended December 31, 2013 have been complied with on a timely basis.

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

Equity Incentive Awards

Our board has not yet adopted a management equity incentive plan and no stock options or other equity incentive awards have yet been made to any of our Named Executives or other officers or employees of Solar3D, except for the one-time grant of 15,000,000 stock options in 2010, the one-time grant of 5,000,000 stock options in November 2012, and the one-time grant of 20,000,000 restricted shares in September 2013 to James B. Nelson, our chief executive officer, president, and interim chief financial officer.  In the future we plan to adopt a formal management equity incentive plan pursuant to which we plan to grant stock options and make restricted stock awards to members of management, which would not be assignable during the executive’s life, except for certain gifts to family members or trusts that benefit family members.  These equity incentive awards, we believe, would motivate our employees to work to improve our business and stock price performance, thereby further linking the interests of our senior management and our stockholders.  The board will consider several factors in determining whether awards are granted to an executive officer, including those previously described, as well as the executive’s position, his or her performance and responsibilities, and the amount of options or other awards, if any, currently held by the officer and their vesting schedule.  Our policy will prohibit backdating options or granting them retroactively.

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

Executive Officer Compensation

The following table sets forth the total compensation paid in all forms to the executive officers and directors of Solar3D during the periods indicated:

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards(1)	Option Awards(2)	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total

James B. Nelson, Chief Executive Officer, President, and interim Chief Financial Officer	2013 2012	$270,000 $270,000	$13,500 0	0 0	$351,650(3) $554,614(3)	0 0	0 0	0 0	$635,150 $824,614

Abe Emard, Chief Executive Officer of SUNworks	2013 2012	$97,000 $75,000	0 0	0 0	0 0	0 0	0 0	$1,700 0	$98,700 $75,000

Emil Beitpolous, President of SUNworks	2013 2012	$97,000 $75,000	0 0	0 0	0 0	0 0	0 0	$1,700 0	$98,700 $75,000

Mikhail Podnebesnyy ,Vice President of SUNworks	2013 2012	$97,000 $75,000	0 0	0 0	0 0	0 0	0 0	$1,700 0	$98,700 $75,000

Officers as a Group	2013	$562,000	$13,500	$250,000(3)	0	0	0	$5,100	$829,600
	2012	$495,000	0	0	$554,614(4)	0	0	0	$1,049,600

(1)
The amount reflected in this column is the compensation cost recognized by the Company during fiscal years 2012 and 2013 under Statement of Financial Accounting Standard No. 123R (Share-Based Payment) for grants made in 2013 and 2012.  The fair value of each restricted stock grant is estimated on the date of grant using the closing price of our common stock on the date of the grant as reported on the OTC-QB Market.

(2)
The amount reflected in this column is the compensation cost recognized by the Company during fiscal years 2012 and 2013 under Statement of Financial Accounting Standard No. 123R (Share-Based Payment) for grants made in 2013 and 2012.  The fair value of each grant is estimated on the date of grant using the Black-Scholes option-pricing model.

(3)
On July 22, 2010, Mr. Nelson was granted nonqualified stock options to purchase 15,000,000 shares of our common stock at an exercise price of $0.05 per share exercisable until July 22, 2017 in consideration for his services to us.  These stock options vest 1/36th per month, commencing on August 21, 2010, on a monthly basis for as long as Mr. Nelson is an employee or consultant of Solar3D.  On November 1, 2012, Mr. Nelson was granted nonqualified stock options to purchase 5,000,000 shares of our common at an exercise price of $0.01 per share exercisable on a cash or cashless basis until November 1, 2019 for his services to us.  These stock options vest according to the following schedule: 1,388,889 on the date of grant, 138,889 on the first day of each month thereafter commencing on December 1, 2012 until December 1, 2014, and then 138,886 on January 1, 2015; provided Mr. Nelson is an employee or consultant of Solar3D.

Employment Agreements

We have not entered into any employment agreements with our executive officers to date, except for employment agreements at will with the three executive officers of Solar United Networks, Inc., the Company’s wholly owned subsidiary.  Each of these employment agreements provides for a base annual salary of $100,000 with the potential for periodic bonuses and equity incentive awards at the discretion of the Company’s board of directors.  We may enter into employment agreements with other executive officers in the future.

Outstanding Equity Awards

The following table sets forth information with respect to unexercised stock options, stock that has not vested, and equity incentive plan awards held by our executive officers at December 31, 2013.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards				Stock Awards
Name and Principal Position	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date	Number of Shares of Stock that Have not Vested	Market Value of Shares of Stock that Have not Vested

James B. Nelson, Chief Executive Officer, President, and interim Chief Financial Officer	15,000,000(1) 3,194,446(2)	0 1,805,554	$0.05 $0.01	7/22/17 11/1/19	20,000,000(3)	$570,000(4)
_________________________

(1)
On July 22, 2010, Mr. Nelson was granted nonqualified stock options to purchase 15,000,000 shares of our common stock at an exercise price of $0.05 per share exercisable until July 22, 2017 in consideration for his services to us.  These stock options vest 1/36th per month, commencing on August 21, 2010, on a monthly basis for as long as Mr. Nelson is an employee or consultant of Solar3D.

(2)
On November 1, 2012, Mr. Nelson was granted nonqualified stock options to purchase 5,000,000 shares of our common at an exercise price of $0.01 per share exercisable on a cash or cashless basis until November 1, 2019 for his services to us.  These stock options vest according to the following schedule: 1,388,889 on the date of grant, 138,889 on the first day of each month thereafter commencing on December 1, 2012 until December 1, 2014, and then 138,886 on January 1, 2015; provided Mr. Nelson is an employee or consultant of Solar3D.

(3)
On September 23, 2013, Mr. Nelson was granted 20,000,000 restricted shares of our common stock.  These shares vest according to a schedule of performance goals which is described below under “Restricted Stock.”  As of December 31, 2013, none of the restricted stock in this award had yet vested, although 4,000,000 of the shares became eligible for vesting.  By March 2, 2014, 4,000,000 of these shares had fully vested and been issued.

(4)	Based on the last sale price of the Company’s common stock as quoted on the OTC-QB Market at the closing on December 31, 2013, which was $0.0285 per share.

Restricted Stock

During the fiscal year ended December 31, 2013, we granted 20,000,000 restricted shares of our common stock to James B. Nelson, our chief executive officer, president, and interim chief financial officer.  These shares vest according to the following schedule of performance goals:

Restricted Shares	Company Performance Goals
4,000,000
The Company’s Market Capitalization exceeds $10,000,000.  Market Capitalization shall mean the total number of shares of issued and outstanding common stock, multiplied by the closing trade price of the Company’s stock on the date of determination.

6,000,000
The Company’s consolidated gross revenue, calculated in accordance with generally accepted accounting principles, consistently applied, equals or exceeds $10,000,000 for the trailing twelve-month period.

10,000,000	The Company’s consolidated net profit, calculated in accordance with generally accepted accounting principles, consistently applied, equals or exceeds $2,000,000 for the trailing twelve-month period.

After a particular performance goal has been met, the restricted shares associated with that particular performance goal become eligible for vesting (the “Eligible Restricted Shares”).  The Eligible Restricted Shares vest on a monthly basis, based on the following formula:

             5%   x   Prior Monthly Trade Value
Monthly Number of Vested Shares =
          Fair Market Value of the Company’s Shares

For the purposes of this Agreement, the Monthly Trade Value of the Company’s Shares shall mean the aggregate sum of the Daily Trade Value in a calendar month.  The Daily Trade Value is defined as the closing trade price of the Company’s Shares multiplied by the daily trade volume.  For example, if the closing trade price was $1.00 and the daily trade volume on that day was 500,000 shares, then the Daily Trade Value for that day would be $500,000.  If the Company’s common stock is no longer publicly traded, then the Board of Directors in good faith shall determine the Monthly Number of Vested Shares.  If the Prior Monthly Trade Value is less than $50,000, then zero Eligible Restricted Shares shall vest for that month.  The monthly vested Shares, if any, shall be issued to the Grantee within five (5) business days after the last day of each month.  In January 2014, 4,000,000 of these shares vested and were issued to Mr. Nelson.

Option Exercises and Stock Vested

None of our executive officers exercised any stock options or acquired stock through vesting of an equity award during the fiscal year ended December 31, 2013.

Director Compensation

The following table sets forth certain information regarding the compensation paid to our directors during the fiscal year ended December 31, 2013:

Director Compensation

Name	Fees earned or cash paid	Stock Awards	Option Awards	All other compensation	Total

Mark J. Richardson	0	0	$3,838(1)	0	$3,838

(1)
On September 23, 2013, Mr. Richardson received nonqualified stock options to purchase up to 2,000,000 shares of our common stock at an exercise price of $0.018 per share exercisable on a cash or cashless basis until September 23, 2020 in consideration for his services to us.  These stock options vest according to the following schedule: 55,556 on the date of grant and 55,556 on the first day of each month thereafter commencing on October 1, 2013 and ending on August 1, 2016, and 55,540 on September 1, 2016.  The amount reflected is the compensation cost recognized by the Company during fiscal 2013 under Statement of Financial Accounting Standard No. 123R (Share-Based Payment) for this grant.  The fair value of the grant is estimated on the date of grant using the Black-Scholes option-pricing model.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the names of our executive officers and directors and all persons known by us to beneficially own 5% or more of the issued and outstanding common stock of Solar3D at March 10, 2014.  Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission.  In computing the number of shares beneficially owned by a person and the percentage of ownership of that person, shares of common stock subject to options held by that person that are currently exercisable or become exercisable within 60 days of March 10, 2014 are deemed outstanding even if they have not actually been exercised.  Those shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person.  The percentage ownership of each beneficial owner is based on 269,483,371 outstanding shares of common stock.  Except as otherwise listed below, the address of each person is c/o Solar3D, Inc., 26 West Mission Street, Suite 8, Santa Barbara, California  93101.  Except as indicated, each person listed below has sole voting and investment power with respect to the shares set forth opposite such person’s name as of March 10, 2014.

Name, Title, and Address of Stockholder	Number of Shares Beneficially Owned (1)		Percentage Ownership

James B. Nelson, Chief Executive Officer, President, interim Chief Financial Officer, and Director 5521 Aldama Road Las Vegas, NV 89122	19,544,530	(2)	6.9. %

Abe Emard, Director and Chief Executive Officer of SUNworks 1358 Blue Oaks Blvd. Roseville, CA 95678	26,250,000		9.7%

Emil Beitpolous, President of SUNworks 1358 Blue Oaks Blvd. Roseville, CA 95678	21,875,000	(3)	7.5%

Mikhail Podnebesnyy, Vice President of SUNworks 1358 Blue Oaks Blvd. Roseville, CA 95678	21,875,000	(3)	7.5%

All Current Executive Officers as a Group (Four Persons)	89,544,530		24.9%

Roland F. Bryan, Former President and Chief Financial Officer	15,722,495	(4)	5.8%

Cumorah Capital	26,695,950		9.9%

Pearl Innovations, LLC	23,565,950		8.7%

(1)
Except as pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The total number of the Company’s issued and outstanding shares does not include unexercised warrants and stock options, and is calculated as of March 10, 2014.

(2)	Includes shares which may be purchased pursuant to stock options that are exercisable within 60 days of March 10, 2014.

(3)
Reflects shares which may be issued to the stockholder upon the conversion of the principal amount due to the stockholder pursuant to a convertible promissory note issued to the stockholder on January 31, 2014.  Does not include the conversion of interest accrued on the convertible promissory note. The conversion price is $0.02 per share until March 31, 2015, and thereafter the greater of $0.02 per share or 50% of the average closing price of the Company’s common stock quoted over the ten (10) trading days immediately preceding the conversion notice.

(4)
Includes 940,000 shares owned by the Bryan Family Trust.  Mr. Bryan holds an option to purchase 216,000 shares from two existing shareholders at $2.50 per share, after accounting for reverse stock splits.  Mr. Bryan retired from the Company in August 2012.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

As of March 27, 2013, our sole member of the audit committee is James B. Nelson, who may not be considered to be independent as defined in Rule 4200 of the National Association of Securities Dealers’ listing standards.

On January 31, 2014, the Company closed the acquisition of 100% of the issued and outstanding common stock of Solar United Networks, Inc. (“SUNworks”) from the three current executive officers of SUNworks and one other shareholder, in consideration for cash and convertible promissory notes.  Three of the sellers of the common stock of SUNworks also received employment agreements with us. The terms and conditions of the acquisition and employment, and copies of the related material agreements, are included in Reports on Form 8-K filed by us with the Securities and Exchange Commission on November 1, 2013 and February 3, 2014.

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

HJ Fees

	2013	2012

Audit Fees(1)	$80,000	$34,900
Audit Related Fees	-0-	- 0 -
Tax Fees(2)	750	790
All Other Fees	-0-	- 0 -
	$80,750	$35,690

(1)
Audit fees consist of fees for the audit of our financial statements and review of the financial statements included in our quarterly reports, as well as the acquisition audit for Solar United Network, Inc.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits

Exhibit No.	Description
3.1	Certificate of Incorporation (1)
3.2	Amendments to Certificate of Incorporation (1)
3.3	Amendment to Certificate of Incorporation (7)
3.4	Amendment to Certificate of Incorporation (8)
3.5	Bylaws (1)
4.1	Specimen Certificate for Common Stock (1)
4.2	2002 Stock Option Plan (1)
4.3	Form of Incentive Stock Option Agreement (1)
4.4	Form of Non Qualified Stock Option Agreement (1)
4.5	Form of Lock-Up Agreement entered into by us with Wings Fund, Inc., Roland F. Bryan, Mark J. Richardson, and Chris Outwater, dated as of May 2, 2009 (6)
10.1	Lease Agreement by and between MachineTalker, Inc. and SecureCoin, Inc., dated August 20, 2003 (1)
10.2	Agreement No. CA-00062 by and between MachineTalker, Inc. and Kellogg, Brown & Root Services, Inc., dated December 20, 2004 (2)
10.3	Agreement by and between MachineTalker, Inc. and Science Applications International Corporation, dated July 1, 2004 (1)
10.4	Acquisition Agreement for Wideband Detection Technologies, Inc. dated July 20, 2007 (4)
10.5	Acquisition Agreement for Micro Wireless Technologies, Inc. dated December 28, 2007 (5)
10.6	Stock Purchase Agreement with Wings Fund, Inc., a Nevada corporation, and Pearl Innovations, LLC, a Nevada limited liability company, dated as of May 5, 2009 (6)
10.7	Nonstatutory Stock Option Agreement with James B. Nelson, dated July 22, 2010 (9)
10.8
Assignment of Intangible Assets and Assumption of Liabilities by and between Solar3D, Inc., a Delaware corporation and Wideband Detection Technologies, Inc., a Florida corporation, dated as of June 28, 2011 (10)

10.9	Patent Assignment by and between Solar3D, Inc., a Delaware corporation, as assignor and Wideband Detection Technologies, Inc., a Florida corporation, as assignee (10)
10.10	Stock Purchase Agreement by and between Solar3D, Inc., a Delaware corporation, as seller, and Roland F. Bryan, as buyer, dated as of June 30, 2011 (10)
10.11	Restricted Stock Grant Agreement, dated September 23, 2013, by and between Solar3D, Inc., a Delaware corporation, as Grantor, and James B. Nelson, as Grantee (11)
10.12	Stock Purchase Agreement by and among Solar United Network, Inc., Emil Beitpolous, Abe Emard, Richard Emard, Mikhail Podnesbesnyy, and Solar3D, Inc., dated October 31, 2013 (12)
10.13	Addendum to Stock Purchase Agreement by and among Solar United Network, Inc., Emil Beitpolous, Abe Emard, Richard Emard, Mikhail Podnesbesnyy, and Solar3D, Inc., dated January 31, 2014 (13)
14.1	Code of Conduct (3)
31.1	Section 302 Certification of Principal Executive Officer
31.2	Section 302 Certification of Principal Accounting Officer
32.1	Section 906 Certification of Principal Executive Officer
32.2	Section 906 Certification of Principal Accounting Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1) Incorporated by reference to the Form SB-2 Registration Statement filed with the Securities and Exchange Commission dated August 1, 2005.

(2) Incorporated by reference to Amendment No. 4 to the Form SB-2 Registration Statement filed with the Securities and Exchange Commission dated November 2, 2005.

(3) Incorporated by reference to the Form 10-KSB filed with the Securities and Exchange Commission, dated April 14, 2007.

(4) Incorporated by reference to the Form 8K filed with the Securities and Exchange Commission, dated July 20, 2007.

(5) Incorporated by reference to the Form 8K filed with the Securities and Exchange Commission, dated January 3, 2008.

(6) Incorporated by reference to the Form 8K filed with the Securities and Exchange Commission, dated May 13, 2009.

(7) Incorporated by reference to the Form 10K filed with the Securities and Exchange Commission, dated July 15, 2009.

(8) Incorporated by reference from the Definitive Information Statement on Schedule 14Cfiled by the Company with the Securities and Exchange Commission, dated August 30, 2010.

(9) Incorporated by reference from the Report on Form 8-Kfiled by the Company with the Securities and Exchange Commission, dated August 5, 2010.

(10) Incorporated by reference to the Form 8K filed with the Securities and Exchange Commission, dated June 30, 2011.

(11) Incorporated by reference to the Form 8K filed with the Securities and Exchange Commission, dated September 26, 2013.

(12) Incorporated by reference to the Form 8K filed with the Securities and Exchange Commission, dated November 6, 2013.

(13) Incorporated by reference to the Form 8K filed with the Securities and Exchange Commission, dated January 31, 2014.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOLAR3D, INC

Dated: March 26, 2014	By:	/s/James B. Nelson
James B. Nelson, Chief Executive Officer, President, and interim Chief Financial Officer (Principal Executive Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated:	March 26, 2014
/s/ James B. Nelson James B. Nelson, Director and Chief Executive Officer, President, and interim Chief Financial Officer (Principal Executive Officer and Principal Accounting Officer)

Dated:	March 26, 2014
/s/Abe Emard Abe Emard, Director