Form 10-Q
period 2014-03-31
SOLAR3D, INC.
filed 2014-05-15
CIK 1172631

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014.
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

The number of shares of registrant’s common stock outstanding as of May 15, 2014 was 289,926,161.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

SOLAR3D, INC.
(A Development Stage Company)
BALANCE SHEETS

	March 31, 2014	December 31, 2013
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$343,503	$10,422
Accounts receivable	1,184,053	-
Cost in excess of billing	74,198	-
Prepaid expense	946	4,862
Other asset	43,426	-

Total Current Assets	1,646,126	15,284

Property and Equipment, at cost
Equipment, computer, software, furniture & fixtures, and automotives	97,775	79,705
Less accumulated depreciation	(81,117)	(72,971)

Net Property and Equipment	16,658	6,734

Other Assets
Other deposits	7,000	2,000
Patents	23,161	23,161
Goodwill	2,520,381	-

Total Other Assets	2,550,542	25,161

Total Assets	$4,213,326	$47,179

Liabilities and Shareholders' Deficit
Current Liabilities:
Accounts payable	$619,488	$73,791
Accrued expenses	213,971	82,950
Billing in excess of cost and estimated earnings	761,076	-
Customer deposits	56,822	-
Other payable	2,102	-
Derivative liability	3,956,192	2,822,430
Convertible promissory notes, net of beneficial conversion feature of $965,426	159,574	-
Convertible promissory notes, net of debt discount of $1,193,292 and $204,020, respectively	558,424	515,397

Total Current Liabilities	6,327,649	3,494,568

Shareholders' Deficit
Preferred stock, $.001 par value; 5,000,000 authorized shares;	-	-
Common stock, $.001 par value; 1,000,000,000 authorized shares; 283,667,415 and 213,290,259 shares issued and outstanding, respectively	283,665	213,289
Additional paid in capital	17,587,055	12,286,429
Accumulated Deficit	(19,985,043)	(15,947,107)

Total Shareholders' Deficit	(2,114,323)	(3,447,389)

Total Liabilities and Shareholders' Deficit	$4,213,326	$47,179

The accompanying notes are an integral part of these consolidated financial statements.

SOLAR3D, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31, 2014	March 31, 2013

Sales	$1,047,415	$-

Cost of Goods Sold	772,057	-

Gross Profit	275,358	-

Operating Expenses
Selling and marketing expenses	185,480	-
General and administrative expenses	955,449	290,991
Research and development cost	28,839	23,723
Depreciation and amortization	1,297	563

Total Operating Expenses	1,171,065	315,277

Loss before Other Income/(Expenses)	(895,707)	(315,277)

Other Income/(Expenses)
Interest and other income	114	-
Gain on settlement of debt	47,222	-
Loss on change in fair value of derivative liability	(1,885,854)	331,720
Interest expense	(1,303,711)	(114,688)

Total Other Income/(Expenses)	(3,142,229)	217,032

Net Loss	$(4,037,936)	$(98,245)

BASIC LOSS PER SHARE	$(0.02)	$(0.00)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING BASIC AND DILUTED	246,329,641	142,015,134

The accompanying notes are an integral part of these consolidated financial statements.

SOLAR3D, INC.
(A Development Stage Company)
STATEMENT OF SHAREHOLDERS' (DEFICIT)
(Unaudited)

					Additional
	Preferred stock		Common stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2013	-	-	213,290,259	$213,289	$12,286,429	$(15,947,107)	$(3,447,389)

Issuance of common stock for conversion of promissory notes, plus accrued interest	-	-	66,149,177	66,149	3,197,180	-	3,263,329

Issuance of common stock for cashless exercise of stock options	-	-	227,979	227	(227)	-	-

Issuance of restricted common stock for services	-	-	4,000,000	4,000	184,000	-	188,000

Beneficial conversion feature	-	-	-	-	1,750,000	-	1,750,000

Stock compensation cost	-	-	-	-	169,673	-	169,673

Net loss for the three months ended March 31, 2014	-	-	-	-	-	(4,037,936)	(4,037,936)

Balance at March 31, 2014 (unaudited)	-	-	283,667,415	$283,665	$17,587,055	$(19,985,043)	$(2,114,323)

The accompanying notes are an integral part of these consolidated financial statements.

SOLAR3D, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31, 2014	March 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,037,936)	$(98,245)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,297	563
Stock Compensation Cost	357,673	147,393
(Gain)/loss on change in derivative liability	1,885,854	(331,720)
Amortization of debt discount and OID recognized as interest	1,260,303	106,505
(Gain)/loss on settlement of debt	(47,222)	-
Changes in Assets and Liabilities
(Increase) Decrease in:
Accounts receivable	(617,452)
Prepaid expenses	69,244	1,640
Other assets	500
Increase (Decrease) in:
Accounts payable	57,258	22,796
Accrued expenses	(77,470)	8,182
Other liabilities	591,559	-

NET CASH USED IN OPERATING ACTIVITIES	(556,392)	(142,886)

NET CASH FLOWS USED IN INVESTING ACTIVITIES:
Cash paid for acquisition	(1,061,750)	-
Purchase of property and equipment	(3,838)	-
Expenditures for intangible assets	-	(18,925)

NET CASH USED IN INVESTING ACTIVITIES	(1,065,588)	(18,925)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash received from subsidiary	490,061
Proceeds from convertible promissory note	1,465,000	115,000
Proceeds from issuance of common stock and subscription payable	-	22,500

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,955,061	137,500

NET INCREASE (DECREASE) IN CASH	333,081	(24,311)

CASH, BEGINNING OF PERIOD	10,422	33,637

CASH, END OF PERIOD	$343,503	$9,326

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$-	$-
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS
Convertible promissory notes issued for acquisition	$1,750,000	$-
Issuance of common stock upon conversion of debt at fair value	$3,263,329	$-
Issuance of common stock upon a cashless conversion of warrants	$228	$-
Issuance of common stock upon conversion of restricted stock options	$188,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

SOLAR3D, INC. AND SUBSIDIARY
CONDENSED NOTES TO FINANCIAL STATEMENTS-UNAUDITED
MARCH 31, 2014

1.     BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 2013.

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

Development Stage Activities and Operations
The Company acquired Solar United Networks, and planned operations have started. The Company will have significant revenues, thereby eliminating the development stage as of December 31, 2013.

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

        Loss per Share Calculations
Loss per Share dictates the calculation of basic earnings per share and diluted earnings per share. Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. No shares for employee options or warrants were used in the calculation of the loss per share as they were all anti-dilutive. The Company’s diluted loss per share is the same as the basic loss per share for the three months ended March 31, 2014, as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss.

Revenue Recognition
We recognize revenue on construction contracts using the percentage-of-completion method of accounting based on the proportion of costs incurred on the contract to total estimated contract costs, except that material estimated losses which become apparent prior to completion are provided for in their entirety. Claims for additional contract compensation due the Company are not reflected in the accounts until the year in which such claims are allowed.

SOLAR3D, INC. AND SUBSIDIARY
CONDENSED NOTES TO FINANCIAL STATEMENTS-UNAUDITED
MARCH 31, 2014

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Direct contract costs included all direct labor and labor burden, materials, subcontractors, and other direct costs. Selling, general, and administrative costs are charged to expense as incurred.

The asset, “Costs and estimated earnings in excess of billings”, represents revenues recognized in excess of amounts billed on contracts in progress. The liability, “Billings in excess of costs and estimated earnings”, represents billings in excess of revenues recognized on contracts in progress.

Contracts Receivable
The Company performs ongoing credit evaluation of its customers. Management closely monitors outstanding receivables based on factors surrounding the credit risk of specific customers, historical trends, and other information, and records bad debts using the direct write-off-method. Generally accepted accounting principles require the allowance method to be used to reflect bad debts. However, the effect of the use of the direct write-off-method is not materially different from the results that would have been obtained had the allowance method been followed.

Fair Value of Financial Instruments
Disclosures about fair value of financial instruments, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of March 31, 2014, the amounts reported for cash, accrued interest and other expenses, and notes payable approximate the fair value because of their short maturities.

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

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at March 31, 2014:

	Total	(Level 1)	(Level 2)	(Level 3)

Assets	$-	$-	$-	$-

Total assets measured at fair value	$-	$-	$-	$-

Liabilities

Derivative liability	3,956,192	-	-	3,956,192
Convertible promissory note	717,998	-	-	717,998
Total liabilities measured at fair value	$4,674,190	$-	$-	$4,674,190

Recently adopted pronouncements
Management reviewed accounting pronouncements issued during the three months ended March 31, 2014, and no pronouncements were adopted.

SOLAR3D, INC. AND SUBSIDIARY
CONDENSED NOTES TO FINANCIAL STATEMENTS-UNAUDITED
MARCH 31, 2014

3.     CAPITAL STOCK AND WARRANTS

During the three months ended March 31, 2014, the Company issued 66,149,177 shares of common stock at prices per share ranging from $0.02 to $0.10 for conversion of principal for convertible promissory notes in the amount of $1,057,701, plus accrued interest payable of $35,758.

During the three months ended March 31, 2014, the Company issued 4,000,000 shares of common stock through a cashless exercise at fair value per share of $0.05 in conversion of restricted common stock for services.

During the three months ended March 31, 2014, the Company issued 227,979 shares of common stock at fair value for a cashless exercise of 277,780 stock options for services.

4.     OPTIONS AND WARRANTS

Options
As of March 31, 2014, the Company has 24,722,220 non-qualified stock options outstanding to purchase 24,722,220 shares of common stock, per the terms set forth in the option agreements. Notwithstanding any other provisions of the option agreements, each option expires on the date specified in the applicable option agreement, which date shall not be later than the seventh (7th) anniversary from the grant date of the option.  The stock options vest at various times, and are exercisable for a period of seven years from the date of grant at  exercise prices ranging from $0.01 to $0.05 per share, the market value of the Company’s common stock on the date of grant. The Company determined the fair market value of these options by using the Black Scholes option valuation model.

A summary of the Company’s stock option activity and related information follows:

	3/31/2014
		Weighted
	Number	average
	of	exercise
	Options	price
Outstanding, beginning January 31, 2014	25,000,000	$0.037
Granted	-	-
Exercised	(277,780)	0.018
Expired	-	-
Outstanding, end of March 31, 2014	24,722,220	$0.038
Exercisable at the end of March 31, 2014	20,583,338	$0.037
Weighted average fair value of options granted during the period		$-

Restricted Stock
During the year ended December 31, 2013, the Company entered into a Restricted Stock Grant Agreement (“the RSGA”) with its Chief Executive Officer, James B. Nelson, to create management incentives to improve the economic performance of the Company and to increase its value and stock price. All shares issuable under the RSGA are performance based shares. The RSGA provides for the issuance of up to 20,000,000 shares of the Company’s common stock to the CEO provided certain milestones are met in certain stages. As of March 31, 2014, the first stage was met, when the Company’s market capitalization exceeded $10,000,000. The Company issued 4,000,000 shares of common stock to the CEO, which was exercised through a cashless exercise at fair value of $188,000 during the period ended March 31, 2014. The two remaining milestones are as follows: 1.) If the Company’s consolidated gross revenue, calculated in accordance with GAAP, equals or exceeds $10,000,000 for the trailing twelve month period, the Company will issue 6,000,000 shares of common stock; 2.) If the Company’s consolidated net profit, calculated in accordance to GAAP, equals or exceeds $2,000,000 for the trailing twelve month period, the Company will issue 10,000,000 shares of the Company’s common stock. As the performance goals are achieved, the shares shall become eligible for vesting and issuance.

The stock-based compensation expense recognized in the statement of operations during the three months ended March 31, 2014 and 2013, was $169,673 and $147,393.

SOLAR3D, INC. AND SUBSIDIARY
CONDENSED NOTES TO FINANCIAL STATEMENTS-UNAUDITED
MARCH 31, 2014

4.     OPTIONS AND WARRANTS (Continued)

Warrants

During the three months ended March 31, 2014, no warrants were granted.  As of March 31, 2014, the Company had a total of 1,000,000 common stock purchase warrants outstanding.

5.     CONVERTIBLE PROMISSORY NOTES

        As of March 31, 2014, the Company had the following securities purchase agreements:

The Company entered into a securities purchase agreement, providing for the sale of a 10% convertible note in the aggregate principal amount of $335,000, with an original issue discount of $35,000 on October 24, 2012. Advances will be paid in amounts at the lender’s discretion. There was $55,833 outstanding on the note, plus accrued interest of $1,396 as of December 31, 2013. During the period ended March 31, 2014, the lender converted principal in the amount of $39,700, original issued discount of $2,917, plus accrued interest of $1,396 for 1,904,406 shares of common stock. As of March 31, 2014, there is a remaining principal balance of $10,300, plus original issue discount and accrued interest of $4,313 for a total of $14,613. The note matures one (1) year from the effective date of each advance. If the advances are repaid within 90 days, the interest rate will be zero percent (0%), otherwise a one time interest rate of five percent (5%) will be applied to the principal sums outstanding.  The note is convertible into shares of common stock of the Company at a price equal to a variable conversion price of the lesser of $0.035 per share or seventy percent (70%) of the lowest trading price of the previous 25 trading days prior to conversion. The Company recorded debt discount of $138,845 related to the conversion feature of the note, along with derivative liabilities at inception. During the period ended March 31, 2014, the debt discount was amortized and recorded as interest expense in the amount of $23,490.

The Company entered into a securities purchase agreement providing for the sale of a 10% convertible promissory note in the principal amount of up to $100,000 on November 13, 2012. Advances were paid in amounts at the lender’s discretion. The Company received advances for an aggregate sum of $100,000, and had a remaining balance of $65,000 as of December 31, 2013.  The remaining principal of $65,000 and accrued interest of $7,307 was converted into 7,230,658 shares of common stock of the Company during the period ended March 31, 2014. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $1,233 at March 31, 2014.

The Company exchanged various notes on December 26, 2012, with an aggregate principal of $118,584. On February 13, 2014, the lender converted the note, plus accrued interest of $13,450 into 8,518,345 shares of common stock of the Company.

The Company entered into a securities purchase agreement providing for the sale of a 10% convertible promissory note in the principal amount of up to $100,000 on February 19, 2013. The Company received an aggregate of $84,000 in advances on the note during the year ended December 31, 2013. On March 6, 2014, the lender converted the note in full for 5,924,454 shares of common stock of the Company for principal in the amount of $84,000, plus accrued interest of $7,829.

On March 1, 2013, the Company entered into a securities purchase agreement providing for the sale of a 5% convertible promissory note in the aggregate principal amount of $8,000, for consideration of $8,000. The note is convertible into shares of common stock of the Company at a price equal to a variable conversion price equal to the lesser of $0.02 per share or the lowest closing price after the effective date. The note matures two (2) years from the effective date of the advance. The Company recorded debt discount of $7,626 related to the conversion feature of the notes, along with derivative liabilities at inception. As of March 31, 2014, the debt discount was amortized, and recorded as interest expense in the amount of $4,126, resulting in a remaining net debt discount of $3,500 at March 31, 2014.

On May 30, 2013, the Company entered into a securities purchase agreement providing for the sale of a 10% convertible promissory note in the principal amount of $100,000. Upon execution of the note, the Company received an initial advance of $20,000. The advance amounts received are at the lender’s discretion.  The Company received additional advances for a sum of $73,000 on various dates. As of March 31, 2014, the aggregate principal amount outstanding is $93,000. The note is convertible into shares of common stock of the Company at a price equal to a variable conversion price equal to the lesser of $0.013 per share or fifty percent (50%) of the lowest trading price after the effective date. The note matures six (6) months from the effective date of each advance. The majority of the advances matured as of March 31, 2014, and was converted on April 16, 2014.

SOLAR3D, INC. AND SUBSIDIARY
CONDENSED NOTES TO FINANCIAL STATEMENTS-UNAUDITED
MARCH 31, 2014

5.     CONVERTIBLE PROMISSORY NOTES (Continued)

On August 1, 2013, the Company entered into a securities purchase agreement providing for the sale of an 8% convertible promissory note in the aggregate principal amount of $42,500, for consideration of $42,500. The note was converted in full during the month of February 2014 into 821,886 shares of common stock of the Company for principal of $42,500, plus accrued interest of $1,700. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $18,662 at March 31, 2014.

On August 28, 2013, the Company entered into a securities purchase agreement providing for the sale of a 10% convertible promissory note in the principal amount of up to $100,000. Upon execution of the note, the Company received an initial advance of $20,000. The note was converted on March 21, 2014 into 2,968,937 shares of common stock of the Company for principal of $20,000, plus accrued interest of $1,079. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $6,111 at March 31, 2014.

On August 30, 2013, the Company entered into a securities purchase agreement providing for the sale of a 10% convertible promissory note in the principal amount of up to $100,000. Upon execution of the note, the Company received an initial advance of $20,000. The note was converted on February 26, 2014 into 1,615,384 shares of common stock of the Company for principal of $20,000, plus accrued interest of $1,000. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $6,333 at March 31, 2014.

On September 9, 2013, the Company entered into a securities purchase agreement providing for the sale of a 10% convertible promissory note in the principal amount of up to $100,000. Upon execution of the note, the Company received an initial advance of $20,000. The note was converted on March 9, 2014 into 2,957,361 shares of common stock of the Company for principal of $20,000, plus accrued interest of $997. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $7,444 at March 31, 2014.

On September 19, 2013, the Company entered into a securities purchase agreement providing for the sale of a 10% convertible promissory note in the principal amount of up to $100,000. Upon execution of the note, the Company received an initial advance of $20,000. The note was converted on March 19, 2014 into 2,957,746 shares of common stock of the Company for principal of $20,000, plus accrued interest of $1,000. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $8,556 at March 31, 2014.

On September 24, 2013, the Company entered into a securities purchase agreement providing for the sale of a 10% convertible promissory note in the principal amount of up to $100,000. Upon execution of the note, the Company received an initial advance of $67,000. On October 10, 2013, the lender advanced an additional $14,000 for a total aggregate of $81,000. The advance amounts received were at the lender’s discretion.  The note is convertible into shares of common stock of the Company at a price equal to a variable conversion price equal to the lesser of a) $0.013 per share, b) fifty percent (50%) of the lowest trading price after the effective date, or c) the lowest conversion price offered by the Company with respect to any financing occurring before or after the date of the note. The note matures six (6) months from the effective date of each advance with respect to each advance. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $37,522 at March 31, 2014.

On October 8, 2013, the Company entered into a securities purchase agreement providing for the sale of an 8% convertible promissory note in the aggregate principal amount of $32,500, for consideration of $32,500. The note is convertible into shares of common stock of the Company at a price equal to 58% times the average of the lowest three trading prices for the common stock during the ten day period ending on the latest complete trading day prior to the conversion. The note matures on July 10, 2014. The Company recorded debt discount of $32,500 related to the conversion feature of the notes, along with derivative liabilities at inception. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $10,955 at March 31, 2014.

On November 19, 2013, the Company entered into a securities purchase agreement providing for the sale of a 10% convertible promissory note in the principal amount of up to $100,000. Upon execution of the note, the Company received an initial advance of $44,000. The Company received additional advances in the aggregate amount of $40,000, for a total aggregate of $84,000 as of March 31, 2014. The advance amounts received were at the lender’s discretion. The note is convertible into shares of common stock of the Company at a price equal to a variable conversion price equal to the lesser of $0.013 per share, or fifty percent (50%) of the lowest trading price after the effective date. The note matures six (6) months from the effective date of each advance with respect to each advance. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $40,194 at March 31, 2014.

SOLAR3D, INC. AND SUBSIDIARY
CONDENSED NOTES TO FINANCIAL STATEMENTS-UNAUDITED
MARCH 31, 2014

5.     CONVERTIBLE PROMISSORY NOTES (Continued)

On January 29, 2014, the Company entered into a securities purchase agreement providing for the sale of a 10% convertible promissory note in the principal amount of up to $100,000. Upon execution of the note, the Company received an initial advance of $90,000. The note is convertible into shares of common stock of the Company at a price equal to a variable conversion price equal to the lesser of $0.013 per share, or fifty percent (50%) of the lowest trading price after the effective date. The note matures six (6) months from the effective date of each advance with respect to each advance. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $8,333 at March 31, 2014.

On January 31, 2014, the Company entered into a securities purchase agreement providing for the sale of a 10% convertible promissory note in the principal amount of up to $500,000, for consideration of $500,000. The proceeds were restricted and were used for the purchase of Solar United Network, Inc. The note is convertible into shares of common stock of the Company at a price equal to a variable conversion price equal to the lesser of $0.05 per share, or fifty percent (50%) of the lowest trading price after the effective date. Also, if the Company issues any common stock resulting from conversion of another security, whether issued and outstanding before or after the effective date, at a net effective price per share below the conversion price issued to the lender, the price shall be adjusted to the lower conversion price. The note matures nine (9) months from the effective date of the note. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $109,259 at March 31, 2014.

On January 31, 2014, the Company entered into a securities purchase agreement providing for the sale of a 10% convertible promissory note in the principal amount of up to $750,000, for consideration of $750,000. The proceeds were restricted and were used for the purchase of Solar United Network, Inc. The note is convertible into shares of common stock of the Company at a price equal to a variable conversion price equal to the lesser of $0.05 per share, or fifty percent (50%) of the lowest trading price after the effective date. Also, if the Company issues any common stock resulting from conversion of another security, whether issued and outstanding before or after the effective date, at a net effective price per share below the conversion price issued to the lender, the price shall be adjusted to the lower conversion price. The note matures nine (9) months from the effective date of the note. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $163,889 at March 31, 2014.

On February 11, 2014, the Company entered into a securities purchase agreement providing for the sale of a 10% convertible promissory note in the principal amount of up to $100,000. Upon execution of the note, the Company received an initial advance of $20,000. In February and March, the Company received additional advances in an aggregate amount of $80,000 for an aggregate total of $100,000. The note is convertible into shares of common stock of the Company at a price equal to a variable conversion price equal to the lesser of $0.05 per share, or fifty percent (50%) of the lowest trading price after the effective date. Also, if the Company issues any common stock resulting from conversion of another security, whether issued and outstanding before or after the effective date, at a net effective price per share below the conversion price issued to the lender, the price shall be adjusted to the lower conversion price. The note matures nine (9) months from the effective date of each advance with respect to each advance. At the sole discretion of the lender, the lender may modify the maturity date to be twelve (12) months form the effective date. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $28,333 at March 31, 2014.

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

The derivative liability recognized in the financial statements as of March 31, 2014 was $3,956,192.

SOLAR3D, INC. AND SUBSIDIARY
CONDENSED NOTES TO FINANCIAL STATEMENTS-UNAUDITED
MARCH 31, 2014

5.     CONVERTIBLE PROMISSORY NOTES (Continued)

Acquisition Promissory Notes
On January 31, 2014, the Company entered into a securities purchase agreement providing for the sale of four 4% convertible promissory notes in the aggregate principal amount of $1,750,000 as part of the consideration to acquire 100% of the total outstanding stock of SUN. The notes are convertible at any time after issuance into shares of fully paid and non-assessable shares of common stock. The conversion price is $0.02 per share until March 30, 2015, and thereafter the conversion price will be the greater of $0.02 or 50% of the average closing price of the common stock during the ten (10) consecutive trading days following the submission of the conversion notice. The Notes are five (5) year notes and bear interest at the rate of 4% per annum. In February and March 2014, $625,000 of the notes was converted into 31,250,000 shares of common stock, leaving a remaining balance of $1,125,000 as of March 31, 2014. The Company recorded amortization of the beneficial conversion feature as interest expense in the amount of $784,574 at March 31, 2014.

We evaluated the financing transactions in accordance with ASC Topic 470, Debt with Conversion and Other Options, and determined that the conversion feature of the convertible promissory note was afforded the exemption for conventional convertible instruments due to its fixed conversion rate. The note has an explicit limit on the number of shares issuable so they did meet the conditions set forth in current accounting standards for equity classification.  The debt was issued with non-detachable conversion options that are beneficial to the investors at inception, because the conversion option has an effective strike price that is less than the market price of the underlying stock at the commitment date. The accounting for the beneficial conversion feature requires that the beneficial conversion feature be recognized by allocating the intrinsic value of the conversion option to additional paid-in-capital, resulting in a discount on the convertible notes, which will be amortized and recognized as interest expense.

6.     BUSINESS COMBINATION

During the month of January 2014, Solar3D, Inc. (SLTD) acquired 100% of the total issued and outstanding stock of Solar United Network, Inc. (SUN) in a transaction accounted for under ASC 805, for cash in the amount of $1,061,750, and  convertible promissory notes for $1,750,000. SUN provides solar photovoltaic installation and consulting services to residential, commercial and agricultural properties. The acquisition is designed to enhance our services for solar technology. SUN is now a wholly-owned subsidiary of SLTD.

Under the purchase method of accounting, the transactions were valued for accounting purposes at $2,811,750, which was the fair value of the Company at time of acquisition. The assets and liabilities of SUN were recorded at their respective fair values as of the date of acquisition. The following table summarizes these values.

Purchase Price Allocation
Month Ended
1/31/2014
Assets acquired

Current Assets
Cash	$490,061
Contract Receivables	566,601
Costs and Estimated Earnings in Excess of Billings	139,526
Advances to Employees	43,926
Total Current Assets	1,240,114

Tangible Assets subject to depreciation
Machinery and Equipment, net of depreciation	7,382

Other Assets
Security Deposit	5,000
Goodwill	2,520,381
Total Other Assets	2,525,381

Total assets acquired	3,772,877

Liabilities assumed

Current liabilities
Accounts Payable	$488,439
Billings in Excess of Costs and Estimated Earnings	225,288
Accrued expenses and other liabilities	247,400
Total liabilities acquired	961,127

Net assets acquired	$2,811,750

SOLAR3D, INC. AND SUBSIDIARY
CONDENSED NOTES TO FINANCIAL STATEMENTS-UNAUDITED
MARCH 31, 2014

6.     BUSINESS COMBINATION (Continued)

The following is a condensed consolidated statement of operations for the three months ended March 31, 2014 showing the combined results of operations of the Company including SUN as though the Company had acquired the common stock on January 1, 2014.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
For the Period Ended March 31, 2014

	SOLAR3D	SUN	Eliminations		Consolidated
	Jan 1 to March 31,2014	Jan 1, to March 31, 2014	Dr	Cr	Balances

Sales	$-	$1,612,328			$1,612,328

Cost of Goods Sold	-	1,178,725			1,178,725

Gross Profit	-	433,603			433,603

Total Operating Expenses	755,427	612,551			1,367,978

Income before Other Income (Expenses)	(755,427)	(178,948)			(934,375)

Total Other Income (Expenses)	(3,142,273)	49			(3,142,224)

Net Loss	$(3,897,700)	$(178,899)			$(4,076,599)

BASIC AND DILUTED INCOME PER SHARE	$(0.02)	$0.00			$(0.02)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING BASIC AND DILUTED	246,329,641	-			246,329,641

SOLAR3D, INC. AND SUBSIDIARY
CONDENSED NOTES TO FINANCIAL STATEMENTS-UNAUDITED
MARCH 31, 2014

6.     BUSINESS COMBINATION (Continued)

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
For the Period Ended March 31, 2013

	SOLAR3D	SUN	Eliminations		Consolidated
	March 31, 2013	March 31, 2013	Dr	Cr	Balances

Sales	$-	$767,159			$767,159

Cost of Goods Sold	-	591,026			591,026

Gross Profit	-	176,133			176,133

Total Operating Expenses	315,277	340,562			655,839

Income before Other Income (Expenses)	(315,277)	(164,429)			(479,706)

Total Other Income (Expenses)	217,032	(1,434)			215,598

Net Loss	$(98,245)	$(165,863)			$(264,108)

BASIC AND DILUTED INCOME PER SHARE	$(0.001)	$0.00			$(0.002)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING BASIC AND DILUTED	142,015,134	-			142,015,134

All transactions from January 31, 2014 through December 31, 2014 will be consolidated during the year ended December 31, 2014.

7.     SUBSEQUENT EVENTS

Management has evaluated subsequent events according to the requirements of ASC TOPIC 855 and has reported the following events:

On April 17, 2014, the Company issued 5,233,530 shares of common stock upon partial conversion of a note in the principal amount of $63,000, plus accrued interest of 5,036.

During the month of April 2014, the Company issued 1,025,216 shares of common stock upon the conversion of a note in the principal amount of $32,500, plus accrued interest of $1,300.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cautionary Statements

This Form 10-Q contains financial projections and other “forward-looking statements,” as that term is used in federal securities laws, about Solar3D, Inc.’s (“Solar3D,” “we,” “us,” or the “Company”) financial condition, results of operations and business.  These statements include, among others: statements concerning the potential for revenues and expenses and other matters that are not historical facts.  These statements may be made expressly in this Form 10-Q.  You can find many of these statements by looking for words such as “believes,” “expects,” “anticipates,” “estimates,” or similar expressions used in this Form 10-Q.  These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause the Company’s actual results to be materially different from any future results expressed or implied by the Company in those statements.  The most important facts that could prevent the Company from achieving its stated goals include, but are not limited to, the following:

(a)	inability to complete research and development of the new Solar3D technology with limited working capital;

(b)	volatility or decline of our stock price;

(c)	potential fluctuation in quarterly results;

(d)	our failure to earn revenues or profits;

(e)	inadequate capital to continue business;

(f)	barriers to raising the additional capital or to obtaining the financing needed to implement our business plans;

(g)	lack of demand for our products and services;

(h)	rapid and significant changes in markets;

(i)	litigation with or legal claims and allegations by outside parties;

(j)	insufficient revenues to cover operating costs;

(k)	inability to start or acquire new businesses, or lack of success of new businesses started or acquired by us, if any;

(l)	dilution experienced by our shareholders in their ownership of Solar3D because of the issuance of additional securities by us, or the exercise of outstanding convertible securities;

(m)	inability to effectively develop or commercialize our new Solar3D technology;

(n)	inability to obtain patent or other protection for our proprietary intellectual property;

(o)	loss of key personnel;

(p)	effect of significant competition which is intense in the solar industry; and,

(q)	elimination of key drivers of SUNworks’ business, including but not limited to loss of media exposure, elimination of government subsidies for solar power, or a reduction in utility prices.

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

Overview

On August 5, 2010, the holders of a majority of our outstanding voting stock voted by written consent to (1) effect a one-for-five reverse stock split, and (2) change our name to Solar 3D, Inc.  From that date until January 31, 2014, our business focus has centered on the development and commercialization of our new proprietary technology, which seeks to significantly increase the efficiency and energy production of solar photovoltaic cells that are currently offered in the market and that may be developed in the future.  In furtherance of our business, we applied for patents covering a novel three-dimensional solar cell technology that is designed to maximize the conversion of sunlight into electricity.  We believe our new technology will dramatically increase the efficiency of solar cells.  Unlike conventional solar cells where sunlight passes through one time, our 3D solar cell design is planned to use myriad 3D micro-cells that trap sunlight inside photovoltaic structures where photons bounce around until they are all converted into electricity.  Our three-dimensional technology is expected to combine thin-film and thick-film technologies to achieve the high efficiencies of crystalline at the lower cost of thin film.  Our development division has two full time employees, our chief executive officer and our director of technology, and a part time office manager.  We also retain the services of several research consultants who are responsible for product development

As of January 31, 2014, Solar3D, Inc. acquired 100% of the outstanding capital stock of Solar United Networks, Inc. (“SUNworks”).  SUNworks is engaged in the business of the design, installation, and management of solar systems for commercial, agricultural, and residential customers in California.  SUNworks designs, finances, and installs systems ranging in size from 2KW (kilowatt) for residential loads to multi MW (megawatt) systems for larger commercial projects.  SUNworks currently employs approximately 40 personnel involved in the operations and administration of the business.  It also utilizes outside subcontractors to assist with providing solar systems to its customers.

We currently have 44 full time employees, our chief executive officer, our director of technology, three officers at SUNworks, along with 6 sales people and 33 other employees at SUNworks.  We also retain the services of several research consultants who are responsible for product development

Critical Accounting Policies

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

Revenue Recognition

We recognize revenue on construction contracts using the percentage-of-completion method of accounting based on the proportion of costs incurred on the contract to total estimated contract costs, except that material estimated losses which become apparent prior to completion are provided for in their entirety. Claims for additional contract compensation due the Company are not reflected in the accounts until the year in which such claims are allowed.

Direct contract costs included all direct labor and labor burden, materials, subcontractors, and other direct costs. Selling, general, and administrative costs are charged to expense as incurred.

The asset, “Costs and estimated earnings in excess of billings”, represents revenues recognized in excess of amounts billed on contracts in progress. The liability, “Billings in excess of costs and estimated earnings”, represents billings in excess of revenues recognized on contracts in progress.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2014 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2013

REVENUE AND COST OF SALES

For the three months ended March 31, 2014, the Company had revenue of $1,047,415 from the sale of solar systems at SUNworks.  Only two months of SUNworks sales were consolidated into the Company’s financial statements since the acquisition took place on January 31, 2014.   Cost of sales for the three months ending March 31, 2014, was $772,057.

SELLING AND MARKETING EXPENSES

For the three months ended March 31, 2014, the Company had selling and marketing expenses (“S&M”) expenses of $185,480, compared to $0 for the prior three months ended March 31, 2013.  S&M expenses increased primarily due to the acquisition of SUNworks.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative (“G&A”) expenses increased by $664,458 to $955,449, compared to $290,991 for the prior three months ended March 31, 2013.  G&A expenses increased primarily due to the expenses incurred from January 31, 2014 to March 31, 2014 by SUNworks, our recently acquired wholly owned subsidiary, in the amount of $268,432, professional fees in the amount of $232,749 incurred in connection with the purchase of SUNworks, non-cash stock compensation of $210,278 and an overall decrease in G&A expenses of $47,001
RESEARCH AND DEVELOPMENT

Research and development (“R&D”) costs for the three months ended March 31, 2014 and 2013 were $28,839 and $23,723, respectively.  The Company’s focus was on increasing its revenue through a purchase acquisition, which closed on January 31, 2014 when SUNworks became a wholly owned subsidiary of the Company.

OTHER INCOME/(EXPENSES)

Other income and (expenses) increased by $3,359,261 to $3,142,229 for the three months ended March 31, 2014, compared to $217,032 for the prior three months ended March 31, 2013.  The increase was the result of an increase in interest income of $114, gain on settlement of debt of $47,222, the loss on change in fair value of the derivative instruments of $2,217,574, amortization of debt discount in the amount of $1,154,464, and an increase of interest expense in the amount of $34,559. The increase in other income and (expenses) was due to the Company entering into debt financing with convertible promissory notes.

NET LOSS

Net loss increased by $3,939,691 to $4,037,936 for the three months ended March 31, 2014, compared to $98,245 for the prior three months ended March 31, 2013.  The increase in net loss was the result of a net increase of other income and (expenses) of $3,359,261, and an increase of operating expenses of $855,788, with an increase in gross profit of $275,358. Currently, operating costs exceed revenue because sales have not yet commenced at the parent company, we only recently acquired SUNworks, our wholly owned subsidiary, and substantial costs were incurred by the Company in the course of acquiring SUNworks.  We cannot assure when or if revenue will exceed operating costs.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2014, we had a working capital deficit of $4,681,523 as compared to a working capital deficit of $3,479,284 at December 31, 2013.  This increase in working capital deficit was due primarily to an increase in accrued interest payable, derivative liability, equity financing through the issuance of convertible promissory notes, and in accounts payable.

Cash flow used in operating activities was $556,392 for the three months ended March 31, 2014, as compared to cash used of $142,886 for the three months ended March 31, 2013.  This increase of cash used in operating activities of $415,506 was primarily attributable to the increase in net loss, accounts receivable, accounts payable,  other liabilities, non cash stock compensation, amortization of debt discount recognized as interest expense, gain on settlement of debt and derivative liability, with a decrease in prepaid expenses, other assets, and accrued expenses.

Cash used in investing activities was $1,065,588 for the three months ended March 31, 2014, compared to $18,925 for the three months ended March 31, 2013.  The increase in the use of cash in investing activities was due to the purchase of SUNworks, our wholly owned subsidiary, and expenditures for fixed assets during the current period.

Cash provided from financing activities during the three months ended March 31, 2014 was $1,955,061 as compared to cash provided of $137,500 for the three months ended March 31, 2013.  The increase of $1,817,561 was primarily due to an increase in equity financing through the issuance of convertible promissory notes, and the cash received from the subsidiary.

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

Our management, under the direction of our chief executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2014.  In making this evaluation, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  Based on this evaluation our management, including our chief executive officer and principal financial officer, has concluded that our disclosure controls and procedures were not effective as of March 31, 2014.  Specifically, the board of directors currently has no independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-B.  Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

Because of this material weakness, management has concluded that we did not maintain effective internal control over financial reporting as of March 31, 2014, based on the criteria established in “Internal Control-Integrated Framework” issued by the COSO.

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

Changes in Internal Controls over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation of it that occurred during the three months ended March 31, 2014 that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended March 31, 2014, we issued 66,149,177 shares of common stock upon conversion of $1,054,784 in principal amount of convertible promissory notes, plus original issue discount of $2,917 and accrued interest of $35,759 at fair value.  The convertible promissory notes were originally issued by the Company to accredited investors pursuant to the private placement exemption available under Rule 506(b) of Regulation D of the Securities Act of 1933, as amended.  The proceeds from the sale of these notes are being used for general working capital.

During the three months ended March 31, 2014, we issued 4,000,000 shares of common stock pursuant to a Restricted Stock Grant Agreement requiring the achievement of specified performance milestones, at fair value.

During the three months ended March 31, 2014, we issued 227,979 shares of common stock for 277,780 options through a cashless exercise at fair value.

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

SOLAR3D, INC.

Dated: May 15, 2014	By:	/s/ James B. Nelson
James B. Nelson, Director, Chief Executive Officer, President,
Interim Chief Financial Officer (Principal Executive Officer/Principal Accounting Officer)