Form 10-Q
period 2014-06-30
SOLAR3D, INC.
filed 2014-07-23
CIK 1172631

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014.
Or
☐ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ______________

Commission File Number 000-49805

SOLAR3D, INC.
(Name of registrant in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	01-0592299 (I.R.S. Employer Identification No.)

26 West Mission Avenue, Santa Barbara, CA  93101
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

The number of shares of registrant’s common stock outstanding as of July 23, 2014 was 298,730,412.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

SOLAR3D, INC. AND SUBSIDIARY
BALANCE SHEETS

	June 30, 2014	December 31, 2013
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$1,229,356	$10,422
Accounts receivable	811,733	-
Inventory	13,381
Cost in excess of billing	2,316,836	-
Prepaid expense	35,028	4,862
Advance, employees	43,427	-

Total Current Assets	4,449,761	15,284

Property and Equipment, at cost
Equipment, computer, software, furniture & fixtures, and automotives	110,175	79,705
Less accumulated depreciation	(83,274)	(72,971)

Net Property and Equipment	26,901	6,734

Other Assets
Other deposits	7,000	2,000
Patents	23,161	23,161
Goodwill	2,599,268	-

Total Other Assets	2,629,429	25,161

Total Assets	$7,106,091	$47,179

Liabilities and Shareholders' Deficit
Current Liabilities:
Accounts payable	$2,191,153	$73,791
Accrued expenses	281,005	82,950
Billing in excess of cost and estimated earnings	1,083,119	-
Customer deposits	32,200	-
Other payable	525	-
Derivative liability	3,010,370	2,822,430
Convertible promissory notes, net of beneficial conversion feature of $723,404	401,596	-
Convertible promissory notes, net of debt discount of $657,679 and $204,020, respectively	904,321	515,397

Total Current Liabilities	7,904,289	3,494,568

Shareholders' Deficit
Preferred stock, $.001 par value; 5,000,000 authorized shares;	-	-
Common stock, $.001 par value; 1,000,000,000 authorized shares; 298,730,412 and 213,290,259 shares issued and outstanding, respectively	298,729	213,289
Additional paid in capital	18,665,262	12,286,429
Accumulated Deficit	(19,762,189)	(15,947,107)

Total Shareholders' Deficit	(798,198)	(3,447,389)

Total Liabilities and Shareholders' Deficit	$7,106,091	$47,179

The accompanying notes are an integral part of these consolidated financial statements.

SOLAR3D, INC. AND SUBSIDIARY
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013

Sales	$7,471,042	$-	$8,518,458	$-

Cost of Goods Sold	5,438,473	-	6,210,530	-

Gross Profit	2,032,569	-	2,307,928	-

Operating Expenses
Selling and marketing expenses	432,605	-	618,876	-
General and administrative expenses	803,751	275,801	1,759,199	566,792
Research and development cost	31,919	33,629	60,758	57,352
Depreciation and amortization	2,156	563	3,453	1,126

Total Operating Expenses	1,270,431	309,993	2,442,286	625,270

Income (Loss) before Other Income/(Expenses)	762,138	(309,993)	(134,358)	(625,270)

Other Income/(Expenses)
Interest and other income	34	-	148	-
Penalties	(6,670)	-	(6,670)	-
Gain on settlement of debt	3,920	5,262	51,142	5,262
Change in fair value of derivative liability	293,287	(142,082)	(1,592,567)	189,638
Interest expense	(829,066)	(165,084)	(2,132,777)	(279,772)

Total Other Income/(Expenses)	(538,495)	(301,904)	(3,680,724)	(84,872)

Income (Loss) before Income Taxes	223,643	(611,897)	(3,815,082)	(710,142)

Income Tax Expense	-	-	-	-

Net Income (Loss)	$223,643	$(611,897)	$(3,815,082)	$(710,142)

INCOME (LOSS) PER SHARE
BASIC	$0.00	$(0.00)	$(0.01)	$(0.00)
DILUTED	$0.00	$(0.00)	$(0.01)	$(0.00)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC	291,761,944	154,078,349	269,171,296	148,080,065
DILUTED	383,505,342	154,078,349	269,171,296	148,080,065

The accompanying notes are an integral part of these consolidated financial statements.

SOLAR3D, INC. AND SUBSIDIARY
STATEMENT OF SHAREHOLDERS' (DEFICIT)
(Unaudited)

					Additional
	Preferred stock		Common stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2013	-	$-	213,290,259	$213,289	$12,286,429	$(15,947,107)	$(3,447,389)

Issuance of common stock for conversion of promissory notes, plus accrued interest	-	-	79,594,527	79,595	4,035,234	-	4,114,829

Issuance of common stock for cashless exercise of stock options	-	-	227,979	227	(227)	-	-

Issuance of common stock for cashless exercise of warrants	-	-	1,617,647	1,618	(1,618)	-	-

Issuance of restricted common stock for services	-	-	4,000,000	4,000	184,000	-	188,000

Beneficial conversion feature	-	-	-	-	1,750,000	-	1,750,000

Stock compensation cost	-	-	-	-	411,444	-	411,444

Net loss for the six months ended June 30, 2014	-	-	-	-	-	(3,815,082)	(3,815,082)

Balance at June 30, 2014 (unaudited)	-	$-	298,730,412	$298,729	$18,665,262	$(19,762,189)	$(798,198)

The accompanying notes are an integral part of these consolidated financial statements.

SOLAR3D, INC. AND SUBSIDIARY
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30, 2014	June 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,815,082)	$(710,142)
Adjustments to reconcile net loss to net cash provided (used) in operating activities
Depreciation and amortization	3,453	1,126
Stock Compensation Cost	599,444	294,785
(Gain)/loss on change in derivative liability	1,592,567	(189,638)
Amortization of debt discount and OID recognized as interest	2,037,937	261,930
(Gain)/loss on settlement of debt	(51,142)	(5,262)
Changes in Assets and Liabilities
(Increase) Decrease in:
Accounts receivable	(245,133)	-
Inventory	(13,381)	-
Prepaid expenses	109,360	1,757
Cost in excess of billings	(2,316,836)	-
Other assets	500	-
Increase (Decrease) in:
Accounts payable	1,628,923	30,864
Accrued expenses	(76,151)	17,842
Billings in excess of cost	1,083,119	-
Other liabilities	(195,716)	-

NET CASH PROVIDED (USED) IN OPERATING ACTIVITIES	341,862	(296,738)

NET CASH FLOWS USED IN INVESTING ACTIVITIES:
Cash paid for acquisition	(1,061,750)
Purchase of property and equipment	(16,239)	-
Expenditures for intangible assets	-	(18,925)

NET CASH USED IN INVESTING ACTIVITIES	(1,077,989)	(18,925)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash received from subsidiary	490,061
Proceeds from convertible promissory note	1,465,000	277,500
Proceeds from issuance of common stock and subscription payable	-	42,500

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,955,061	320,000

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,218,934	4,337

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	10,422	33,637

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,229,356	$37,974

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$-	$-
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS
Convertible promissory notes issued for acquisition	$1,750,000	$-
Issuance of common stock upon conversion of debt at fair value	$4,114,831	$-
Issuance of common stock upon a cashless conversion of services	$227	$-
Issuance of common stock upon a cashless conversion of warrants	$1,618	$-
Issuance of common stock upon conversion of restricted stock options	$188,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

SOLAR3D, INC. AND SUBSIDIARY
CONDENSED NOTES TO FINANCIAL STATEMENTS-UNAUDITED
JUNE 30, 2014

1.     BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included.  Operating results for the six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 2013.

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

Development Stage Activities and Operations
The Company acquired Solar United Networks, and planned operations have started. The Company has significant revenues, thereby eliminating the development stage as of December 31, 2013.

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

Income (Loss) per Share Calculations
Income (Loss) per Share dictates the calculation of basic earnings per share and diluted earnings per share. Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The shares for employee options, warrants and convertible notes were used in the calculation of the diluted income  per share.

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

SOLAR3D, INC. AND SUBSIDIARY
CONDENSED NOTES TO FINANCIAL STATEMENTS-UNAUDITED
JUNE 30, 2014

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Fair Value of Financial Instruments
Disclosures about fair value of financial instruments, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of June 30, 2014, the amounts reported for cash, accrued interest and other expenses, and notes payable approximate the fair value because of their short maturities.

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

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at June 30, 2014:

	Total	(Level 1)	(Level 2)	(Level 3)

Assets	$-	$-	$-	$-

Total assets measured at fair value	$-	$-	$-	$-

Liabilities

Derivative liability	3,010,370	-	-	3,010,370
Convertible promissory notes	1,305,917	-	-	1,305,917
Total liabilities measured at fair value	$4,316,287	$-	$-	$4,316,287

Recently adopted pronouncements
Management reviewed accounting pronouncements issued during the six months ended June 30, 2014, and no pronouncements were adopted.

3.     CAPITAL STOCK

During the six months ended June 30, 2014, the Company issued 85,440,153 shares of common stock at prices per share ranging from $0.02 to $0.10 for conversion of principal for convertible promissory notes in the amount of $1,247,417, plus accrued interest payable of $48,929.

During the six months ended June 30, 2014, the Company issued 4,000,000 shares of common stock through a cashless exercise at fair value per share of $0.05 in conversion of restricted common stock for services.

During the six months ended June 30, 2014, the Company issued 227,979 shares of common stock at fair value for a cashless exercise of 277,780 stock options for services.

During the six months ended June 30, 2014, the Company issued 1,617,647 shares of common stock at fair value for a cashless exercise of 2,000,000 common stock purchase warrants.

SOLAR3D, INC. AND SUBSIDIARY
CONDENSED NOTES TO FINANCIAL STATEMENTS-UNAUDITED
JUNE 30, 2014

4.     OPTIONS AND WARRANTS

Options
As of June 30, 2014, the Company has 24,722,220 non-qualified stock options outstanding to purchase 24,722,220 shares of common stock, per the terms set forth in the option agreements. Notwithstanding any other provisions of the option agreements, each option expires on the date specified in the applicable option agreement, which date shall not be later than the seventh (7th) anniversary from the grant date of the option.  The stock options vest at various times, and are exercisable for a period of seven years from the date of grant at  exercise prices ranging from $0.01 to $0.05 per share, the market value of the Company’s common stock on the date of grant. The Company determined the fair market value of these options by using the Black Scholes option valuation model.

A summary of the Company’s stock option activity and related information follows:

	6/30/2014
		Weighted
	Number	average
	of	exercise
	Options	price
Outstanding, beginning January 31, 2014	25,000,000	$0.037
Granted	-	-
Exercised	(277,780)	0.018
Expired	-	-
Outstanding, end of March 31, 2014	24,722,220	$0.038
Exercisable at the end of June 30, 2014	20,972,225	$0.037
Weighted average fair value of options granted during the period		$-

Restricted Stock

During the year ended December 31, 2013, the Company entered into a Restricted Stock Grant Agreement (“the RSGA”) with its Chief Executive Officer, James B. Nelson, to create management incentives to improve the economic performance of the Company and to increase its value and stock price. All shares issuable under the RSGA are performance based shares. The RSGA provides for the issuance of up to 20,000,000 shares of the Company’s common stock to the CEO provided certain milestones are met in certain stages. As of June 30, 2014, the first stage was met, when the Company’s market capitalization exceeded $10,000,000. The Company issued 4,000,000 shares of common stock to the CEO, which was exercised through a cashless exercise at fair value of $188,000 during the six months ended June 30, 2014. The two remaining milestones are as follows: 1.) If the Company’s consolidated gross revenue, calculated in accordance with GAAP, equals or exceeds $10,000,000 for the trailing twelve month period, the Company will issue 6,000,000 shares of common stock; 2.) If the Company’s consolidated net profit, calculated in accordance to GAAP, equals or exceeds $2,000,000 for the trailing twelve month period, the Company will issue 10,000,000 shares of the Company’s common stock. Based on the probability that the Company will reach the $10,000,000 in gross revenue, the Company recognized $360,500 in stock compensation expense for the six months ended June 30, 2014. As the performance goals are achieved, the shares shall become eligible for vesting and issuance.

The total stock-based compensation expense recognized in the statement of operations during the six months ended June 30, 2014 and 2013, was $411,444 and $294,785.

       Warrants

During the six months ended June 30, 2014, no warrants were granted. On June 19, 2014, the Company issued 1,617,647 shares of common stock for a cashless exercise of 2,000,000 common stock purchase warrants. As of June 30, 2014, the Company had a total of 1,000,000 common stock purchase warrants outstanding.

5.     CONVERTIBLE PROMISSORY NOTES

        As of June 30, 2014, the Company had the following securities purchase agreements:

The Company entered into a securities purchase agreement, providing for the sale of a 10% convertible note in the aggregate principal amount of $335,000, with an original issue discount of $35,000 on October 24, 2012. Advances will be paid in amounts at the lender’s discretion. There was $55,833 outstanding on the note, plus accrued interest of $1,396 as of December 31, 2013. During the six months ended June 30, 2014, the lender converted in full the principal in the amount of $50,000, original issued discount of $5,433, plus accrued interest of $2,792 for 2,441,906 shares of common stock. During the six months ended June 30, 2014, the debt discount was amortized and recorded as interest expense in the amount of $28,541.

The Company entered into a securities purchase agreement providing for the sale of a 10% convertible promissory note in the principal amount of up to $100,000 on November 13, 2012. Advances were paid in amounts at the lender’s discretion. The Company received advances for an aggregate sum of $100,000, and had a remaining balance of $65,000 as of December 31, 2013.  The remaining principal of $65,000 and accrued interest of $7,307 was converted into 7,230,658 shares of common stock of the Company during the six months ended June 30, 2014. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $1,233 at June 30, 2014.

SOLAR3D, INC. AND SUBSIDIARY
CONDENSED NOTES TO FINANCIAL STATEMENTS-UNAUDITED
JUNE 30, 2014

5.     CONVERTIBLE PROMISSORY NOTES (Continued)

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

On March 1, 2013, the Company entered into a securities purchase agreement providing for the sale of a 5% convertible promissory note in the aggregate principal amount of $8,000, for consideration of $8,000. The note is convertible into shares of common stock of the Company at a price equal to a variable conversion price equal to the lesser of $0.02 per share or the lowest closing price after the effective date. The note matures two (2) years from the effective date of the advance. The Company recorded debt discount of $7,626 related to the conversion feature of the notes, along with derivative liabilities at inception. During the six months ended June 30, 2014, debt discount was amortized, and recorded as interest expense in the amount of $1,891.

On May 30, 2013, the Company entered into a securities purchase agreement providing for the sale of a 10% convertible promissory note in the principal amount of $100,000. Upon execution of the note, the Company received an initial advance of $20,000. The advance amounts received are at the lender’s discretion.  The Company received additional advances for a sum of $73,000 on various dates. On April 16, 2014, the Company issued 5,233,530 shares of common stock for principal in the amount of $63,000, plus interest for $5,036. As of June 30, 2014, the aggregate principal amount outstanding is $30,000. The note is convertible into shares of common stock of the Company at a price equal to a variable conversion price equal to the lesser of $0.013 per share or fifty percent (50%) of the lowest trading price after the effective date. The note matured six (6) months from the effective date of each advances. On July 9, 2014, the lender extended the remaining balance of the Note to November 19, 2014. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $12,472 during the six months ended June 30, 2014.

On August 1, 2013, the Company entered into a securities purchase agreement providing for the sale of an 8% convertible promissory note in the aggregate principal amount of $42,500, for consideration of $42,500. The note was converted in full during the month of February 2014 into 821,886 shares of common stock of the Company for principal of $42,500, plus accrued interest of $1,700. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $18,662 during the six months ended June 30, 2014.

On August 28, 2013, the Company entered into a securities purchase agreement providing for the sale of a 10% convertible promissory note in the principal amount of up to $100,000. Upon execution of the note, the Company received an initial advance of $20,000. The note was converted on March 21, 2014 into 2,968,937 shares of common stock of the Company for principal of $20,000, plus accrued interest of $1,079. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $6,111 during the six months ended June 30, 2014.

On August 30, 2013, the Company entered into a securities purchase agreement providing for the sale of a 10% convertible promissory note in the principal amount of up to $100,000. Upon execution of the note, the Company received an initial advance of $20,000. The note was converted on February 26, 2014 into 1,615,384 shares of common stock of the Company for principal of $20,000, plus accrued interest of $1,000. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $6,333 during the six months ended June 30, 2014.

On September 9, 2013, the Company entered into a securities purchase agreement providing for the sale of a 10% convertible promissory note in the principal amount of up to $100,000. Upon execution of the note, the Company received an initial advance of $20,000. The note was converted on March 9, 2014 into 2,957,361 shares of common stock of the Company for principal of $20,000, plus accrued interest of $997. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $7,444 during the six months ended June 30, 2014.

On September 19, 2013, the Company entered into a securities purchase agreement providing for the sale of a 10% convertible promissory note in the principal amount of up to $100,000. Upon execution of the note, the Company received an initial advance of $20,000. The note was converted on March 19, 2014 into 2,957,746 shares of common stock of the Company for principal of $20,000, plus accrued interest of $1,000. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $8,556 during the six months ended June 30, 2014.

On September 24, 2013, the Company entered into a securities purchase agreement providing for the sale of a 10% convertible promissory note in the principal amount of up to $100,000. Upon execution of the note, the Company received an initial advance of $67,000. On October 10, 2013, the lender advanced an additional $14,000 for a total aggregate of $81,000. The advances received were at the lender’s discretion.  On May 29, 2014, the note was converted in full into 6,649,104 shares of common stock for the principal of $81,000, plus interest of $5,438.  The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $38,144 during the six months ended June 30, 2014.

SOLAR3D, INC. AND SUBSIDIARY
CONDENSED NOTES TO FINANCIAL STATEMENTS-UNAUDITED
JUNE 30, 2014

5.     CONVERTIBLE PROMISSORY NOTES (Continued)

On October 8, 2013, the Company entered into a securities purchase agreement providing for the sale of an 8% convertible promissory note in the aggregate principal amount of $32,500, for consideration of $32,500. During the month of April 2014, the note was converted into 1,025,216 shares of common stock for principal in the amount of $32,500, plus interest of $1,300. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $23,249 during the six months ended June 30, 2014.

On November 19, 2013, the Company entered into a securities purchase agreement providing for the sale of a 10% convertible promissory note in the principal amount of up to $100,000. Upon execution of the note, the Company received an initial advance of $44,000. The Company received additional advances in the aggregate amount of $40,000, for a total aggregate of $84,000 as of June 30, 2014. The advance amounts received were at the lender’s discretion. The note is convertible into shares of common stock of the Company at a price equal to a variable conversion price equal to the lesser of $0.013 per share, or fifty percent (50%) of the lowest trading price after the effective date. The note matured six (6) months from the effective date of each advance with respect to each advance. On July 9, 2014, the notes were extended to November 19, 2014. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $71,555 during the six months ended June 30, 2014.

On January 29, 2014, the Company entered into a securities purchase agreement providing for the sale of a 10% convertible promissory note in the principal amount of up to $100,000. Upon execution of the note, the Company received an initial advance of $90,000. The note is convertible into shares of common stock of the Company at a price equal to a variable conversion price equal to the lesser of $0.013 per share, or fifty percent (50%) of the lowest trading price after the effective date. The note matures nine (9) months from the effective date of the advance. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $50,667 during the six months ended June 30, 2014.

On January 31, 2014, the Company entered into a securities purchase agreement providing for the sale of a 10% convertible promissory note in the principal amount of up to $500,000, for consideration of $500,000. The proceeds were restricted and were used for the purchase of Solar United Network, Inc. The note is convertible into shares of common stock of the Company at a price equal to a variable conversion price equal to the lesser of $0.05 per share, or fifty percent (50%) of the lowest trading price after the effective date. Also, if the Company issues any common stock resulting from conversion of another security, whether issued and outstanding before or after the effective date, at a net effective price per share below the conversion price issued to the lender, the price shall be adjusted to the lower conversion price. The note matures nine (9) months from the effective date of the note. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $277,778 during the six months ended June 30, 2014.

On January 31, 2014, the Company entered into a securities purchase agreement providing for the sale of a 10% convertible promissory note in the principal amount of up to $750,000, for consideration of $750,000. The proceeds were restricted and were used for the purchase of Solar United Network, Inc. The note is convertible into shares of common stock of the Company at a price equal to a variable conversion price equal to the lesser of $0.05 per share, or fifty percent (50%) of the lowest trading price after the effective date. Also, if the Company issues any common stock resulting from conversion of another security, whether issued and outstanding before or after the effective date, at a net effective price per share below the conversion price issued to the lender, the price shall be adjusted to the lower conversion price. The note matures nine (9) months from the effective date of the note. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $416,667 during the six months ended June 30, 2014.

On February 11, 2014, the Company entered into a securities purchase agreement providing for the sale of a 10% convertible promissory note in the principal amount of up to $100,000. Upon execution of the note, the Company received an initial advance of $20,000. In February and March, the Company received additional advances in an aggregate amount of $80,000 for an aggregate total of $100,000. The note is convertible into shares of common stock of the Company at a price equal to a variable conversion price equal to the lesser of $0.05 per share, or fifty percent (50%) of the lowest trading price after the effective date. Also, if the Company issues any common stock resulting from conversion of another security, whether issued and outstanding before or after the effective date, at a net effective price per share below the conversion price issued to the lender, the price shall be adjusted to the lower conversion price. The note matures nine (9) months from the effective date of each advance with respect to each advance. At the sole discretion of the lender, the lender may modify the maturity date to be twelve (12) months form the effective date. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $42,037 during the six months ended June 30, 2014.

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

SOLAR3D, INC. AND SUBSIDIARY
CONDENSED NOTES TO FINANCIAL STATEMENTS-UNAUDITED
JUNE 30, 2014

5.     CONVERTIBLE PROMISSORY NOTES (Continued)

For purpose of determining the fair market value of the derivative liability, the Company used Black Scholes option valuation model. The significant assumptions used in the Black Scholes valuation of the derivative are as follows:

Stock price on the valuation dates	$0.064 -$0.10
Conversion price for the debt	$0.013 - $0.05
Dividend yield	0.00%
Years to Maturity	6 months - 2 years
Risk free rate	.03% - .13%
Expected volatility	54.43% - 256.72%

The derivative liability recognized in the financial statements as of June 30, 2014 was $3,010,370.

Acquisition Promissory Notes
On January 31, 2014, the Company entered into a securities purchase agreement providing for the sale of four 4% convertible promissory notes in the aggregate principal amount of $,1750,000 as part of the consideration to acquire 100% of the total outstanding stock of SUN. The notes are convertible at any time after issuance into shares of fully paid and non-assessable shares of common stock. The conversion price is $0.02 per share until March 30, 2015, and thereafter the conversion price will be the greater of $0.02 or 50% of the average closing price of the common stock during the ten (10) consecutive trading days following the submission of the conversion notice. The Notes are five (5) year notes and bear interest at the rate of 4% per annum. In February and March 2014, $625,000 of the notes was converted into 31,250,000 shares of common stock, leaving a remaining balance of $1,125,000 as of June 30, 2014. The Company recorded amortization of the beneficial conversion feature as interest expense in the amount of $1,026,596, during the six months ended June 30, 2014.

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

SOLAR3D, INC. AND SUBSIDIARY
CONDENSED NOTES TO FINANCIAL STATEMENTS-UNAUDITED
JUNE 30, 2014

Purchase Price Allocation
Month Ended
1/31/2014
Assets acquired

Current Assets
Cash	$490,061
Contract Receivables	566,601
Costs and Estimated Earnings in Excess of Billings	139,526
Advances to Employees	43,926
Total Current Assets	1,240,114

Tangible Assets subject to depreciation
Machinery and Equipment, net of depreciation	7,382

Other Assets
Security Deposit	5,000
Goodwill	2,599,268
Total Other Assets	2,604,268

Total assets acquired	3,851,764

Liabilities assumed

Current liabilities
Accounts Payable	$488,439
Billings in Excess of Costs and Estimated Earnings	225,288
Accrued expenses and other liabilities	326,287
Total liabilities acquired	1,040,014

Net assets acquired	$2,811,750

6.     BUSINESS COMBINATION (Continued)

The following is a condensed consolidated statement of operations for the six months ended June 30, 2014 showing the combined results of operations of the Company including SUN as though the Company had acquired the common stock on January 1, 2014.

CONDENSED CONSOLIDATED STATEMENT OF INCOME
For the Period Ended June 30, 2014

	SOLAR3D	SUN	Eliminations		Consolidated
	Jan 1 to June 30,2014	Jan 1, to June 30, 2014	Dr	Cr	Balances

Sales	$-	$9,068,984			$9,068,984

Cost of Goods Sold	-	6,617,198			6,617,198

Gross Profit	-	2,451,786			2,451,786

Total Operating Expenses	1,166,981	1,476,288			2,643,269

Income before Other Income (Expenses)	(1,166,981)	975,498			(191,483)

Total Other Income (Expenses)	(3,674,032)	(6,586)			(3,680,618)

Net Loss	$(4,841,013)	$968,912			$(3,872,101)

BASIC AND DILUTED INCOME PER SHARE	$(0.02)	$0.00			$(0.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING BASIC AND DILUTED	269,171,296	-			269,171,296

SOLAR3D, INC. AND SUBSIDIARY
CONDENSED NOTES TO FINANCIAL STATEMENTS-UNAUDITED
JUNE 30, 2014

	SOLAR3D	SUN	Eliminations		Consolidated
	June 30, 2013	June 30, 2013	Dr	Cr	Balances

Sales	$-	$2,535,765			$2,535,765

Cost of Goods Sold	-	1,981,370			1,981,370

Gross Profit	-	554,395			554,395

Total Operating Expenses	625,270	719,590			1,344,860

Income before Other Income (Expenses)	(625,270)	(165,195)			(790,465)

Total Other Income (Expenses)	(84,872)	(2,206)			(87,078)

Net Loss	$(710,142)	$(167,401)			$(877,543)

BASIC AND DILUTED INCOME PER SHARE	$(0.00)	$0.00			$(0.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING BASIC AND DILUTED	148,080,065	-			148,080,065

All transactions from January 31, 2014 through December 31, 2014 will be consolidated during the year ended December 31, 2014.

7.   SUBSEQUENT EVENTS

Management has evaluated subsequent events according to the requirements of ASC TOPIC 855 and has no subsequent events to report.

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

We currently have 44 full time employees, our chief executive officer, our director of technology, three managers at SUNworks, along with 6 sales people and 33 other employees at SUNworks.  We also retain the services of several research consultants who are responsible for product development

Critical Accounting Policies

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2014 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2013

REVENUE AND COST OF SALES

For the three months ended June 30, 2014, the Company had revenue of $7,471,042 from the sale of solar systems at SUNworks.  Three months of SUNworks sales were consolidated into the Company’s financial statements for the period.   Cost of sales for the three months ending June 30, 2014, was $5,438,473.

SELLING AND MARKETING EXPENSES

For the six months ended June 30, 2014, the Company had selling and marketing expenses (“S&M”) expenses of $432,605, compared to $0 for the prior three months ended June 30, 2013.  S&M expenses increased primarily due to the acquisition of SUNworks.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative (“G&A”) expenses increased by $527,950 to $803,751, compared to $275,801 for the prior three months ended June 30, 2013.  G&A expenses increased primarily due to the expenses incurred from January 31, 2014 to June 30, 2014 by SUNworks, our recently acquired wholly owned subsidiary, in the amount of $456,641, professional fees in the amount of $7,329 incurred in connection with the purchase of SUNworks, outside services in the amount of $11,573, non-cash stock compensation of $94,379 and an overall decrease in G&A expenses of $41,972.

RESEARCH AND DEVELOPMENT

Research and development (“R&D”) costs for the three months ended June 30, 2014 and 2013 were $31,919 and $33,629, respectively.  The Company’s focus was on increasing its revenue through a purchase acquisition, which closed on January 31, 2014 when SUNworks became a wholly owned subsidiary of the Company.

OTHER INCOME/(EXPENSES)

Other income and (expenses) increased by $236,491 to $538,395 for the three months ended June 30, 2014, compared to $301,904 for the prior three months ended June 30, 2013.  The increase was the result of an increase in interest income of $34, gain on settlement of debt of $1,342, the loss on change in fair value of the derivative instruments of $435,369, amortization of debt discount in the amount of $625,834, penalties of $6,670 and an increase of interest expense in the amount of $38,048. The increase in other income and (expenses) was due to the Company entering into debt financing with convertible promissory notes.

NET LOSS

Net loss decreased by $835,540 to $223,643 for the three months ended June 30, 2014, compared to an increase in loss of $611,897 for the prior three months ended June 30, 2013.  The decrease in net loss was the result of a net increase of other income and (expenses) of $236,491, and an increase of operating expenses of $960,438, with an increase in gross profit of $2,032,569. Currently, operating costs exceed revenue because sales have not yet commenced at the parent company, we only recently acquired SUNworks, our wholly owned subsidiary, and substantial costs were incurred by the Company in the course of acquiring SUNworks.  We cannot assure when or if revenue will exceed operating costs.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2014 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2013

REVENUE AND COST OF SALES

For the six months ended June 30, 2014, the Company had revenue of $8,518,458 from the sale of solar systems at SUNworks.  Only five months of SUNworks sales were consolidated into the Company’s financial statements since the acquisition took place on January 31, 2014.   Cost of sales for the six months ending June 30, 2014, was $6,210,530.

SELLING AND MARKETING EXPENSES

For the three months ended June 30, 2014, the Company had selling and marketing expenses (“S&M”) expenses of $618,876, compared to $0 for the prior six months ended June 30, 2013.  S&M expenses increased primarily due to the acquisition of SUNworks.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative (“G&A”) expenses increased by $1,192,407 to $1,759,199, compared to $566,792 for the prior six months ended June 30, 2013.  G&A expenses increased primarily due to the expenses incurred from January 31, 2014 to June 30, 2014 by SUNworks, our recently acquired wholly owned subsidiary, in the amount of $728,160, professional fees in the amount of $238,609 incurred in connection with the purchase of SUNworks, outside services in the amount of $12,960, non-cash stock compensation of $304,657 and an overall decrease in G&A expenses of $91,979.

RESEARCH AND DEVELOPMENT

Research and development (“R&D”) costs for the six months ended June 30, 2014 and 2013 were $60,758 and $57,352, respectively.  The Company’s focus was on increasing its revenue through a purchase acquisition, which closed on January 31, 2014 when SUNworks became a wholly owned subsidiary of the Company.

OTHER INCOME/(EXPENSES)

Other income and (expenses) increased by $3,595,852 to $3,680,724 for the six months ended June 30, 2014, compared to $84,872 for the prior six months ended June 30, 2013.  The increase was the result of an increase in interest income of $148, an increase in gain on settlement of debt of $45,880, the loss on change in fair value of the derivative instruments of $1,782,205, amortization of debt discount in the amount of $1,779,632, penalties of $6,670 and an increase of interest expense in the amount of $73,373. The increase in other income and (expenses) was due to the Company entering into debt financing with convertible promissory notes.

NET LOSS

Net loss increased by $3,104,940 to $3,815,082 for the six months ended June 30, 2014, compared to $710,142 for the prior six months ended June 30, 2013.  The increase in net loss was the result of a net increase of other income and (expenses) of $3,595,852, and an increase of operating expenses of $1,817,016, with an increase in gross profit of $2,307,928. Currently, operating costs exceed revenue because sales have not yet commenced at the parent company, we only recently acquired SUNworks, our wholly owned subsidiary, and substantial costs were incurred by the Company in the course of acquiring SUNworks.  We cannot assure when or if revenue will exceed operating costs.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2014, we had a working capital deficit of $3,454,528 as compared to a working capital deficit of $3,479,284 at December 31, 2013.  This increase in working capital deficit was due primarily to an increase in accrued expenses, derivative liability, equity financing through the issuance of convertible promissory notes, accounts payable, and other payables.

Cash flow provided in operating activities was $341,862 for the six months ended June 30, 2014, as compared to cash used of $296,738 for the six months ended June 30, 2013.  This increase of cash provided in operating activities of $638,600 was primarily attributable to the acquisition of SUNworks, accounts receivable, inventory, prepaid expenses, accounts payable, other liabilities, non cash stock compensation, amortization of debt discount recognized as interest expense, gain on settlement of debt and derivative liability, with a decrease in other assets, and accrued expenses.

Cash used in investing activities was $1,077,989 for the six months ended June 30, 2014, compared to $18,925 for the six months ended June 30, 2013.  The increase in the use of cash in investing activities was due to the purchase of SUNworks, our wholly owned subsidiary, and expenditures for fixed assets during the current period.

Cash provided from financing activities during the six months ended June 30, 2014 was $1,955,061 as compared to cash provided of $320,000 for the six months ended June 30, 2013.  The increase of $1,635,061 was primarily due to an increase in equity financing through the issuance of convertible promissory notes, and the cash received from the subsidiary.

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

Our management, under the direction of our chief executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2014.  In making this evaluation, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  Based on this evaluation our management, including our chief executive officer and principal financial officer, has concluded that our disclosure controls and procedures were not effective as of June 30, 2014.  Specifically, the board of directors currently has no independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-B.  Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

Because of this material weakness, management has concluded that we did not maintain effective internal control over financial reporting as of June 30, 2014, based on the criteria established in “Internal Control-Integrated Framework” issued by the COSO.

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

Changes in Internal Controls over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation of it that occurred during the six months ended June 30, 2014 that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended June 30, 2014, we issued 13,445,350 shares of common stock upon conversion of $186,800 in principal amount of convertible promissory notes, plus original issue discount of $2,917 and accrued interest of $13,170 at fair value.  The convertible promissory notes were originally issued by the Company to accredited investors pursuant to the private placement exemption available under Rule 506(b) of Regulation D of the Securities Act of 1933, as amended.  The proceeds from the sale of these notes are being used for general working capital.

During the three months ended June 30, 2014, we issued 1,617,647 shares of common stock for 2,000,000 purchase warrants through a cashless exercise at fair value.

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

SOLAR3D, INC.

Dated: July 23, 2014	By:	/s/ James B. Nelson
James B. Nelson, Director, Chief Executive Officer, President,
Interim Chief Financial Officer (Principal Executive Officer/Principal Accounting Officer)