Form 10-Q
period 2014-09-30
SOLAR3D, INC.
filed 2014-11-10
CIK 1172631

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014.
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

The number of shares of registrant’s common stock outstanding as of November 5, 2014 was 342,304,227.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

SOLAR3D, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2014	December 31, 2013
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$1,288,855	$10,422
Accounts receivable	1,082,436	-
Inventory	89,821
Cost in excess of billing	1,551,854	-
Prepaid expense	289,422	4,862
Other receivable	107,458	-

Total Current Assets	4,409,846	15,284

Property and Equipment, at cost
Equipment, computer, software, furniture & fixtures, and automotives	126,989	79,705
Less accumulated depreciation	(85,567)	(72,971)

Net Property and Equipment	41,422	6,734

Other Assets
Other deposits	7,000	2,000
Patents	23,161	23,161
Goodwill	2,599,268	-

Total Other Assets	2,629,429	25,161

Total Assets	$7,080,697	$47,179

Liabilities and Shareholders' Deficit
Current Liabilities:
Accounts payable	$1,829,925	$73,791
Accrued expenses	310,616	82,950
Billing in excess of cost and estimated earnings	939,364	-
Customer deposits	48,141	-
Other payable	10,810	-
Derivative liability	12,879,105	2,822,430
Convertible promissory notes, net of beneficial conversion feature of $478,723	646,277	-
Convertible promissory notes, net of debt discount of $164,385 and $204,020, respectively	1,097,615	515,397

Total Current Liabilities	17,761,853	3,494,568

Shareholders' Deficit
Preferred stock, $.001 par value; 5,000,000 authorized shares;	-	-
Common stock, $.001 par value; 1,000,000,000 authorized shares; 330,154,485 and 213,290,259 shares issued and outstanding, respectively	330,154	213,289
Additional paid in capital	22,513,814	12,286,429
Accumulated Deficit	(33,525,124)	(15,947,107)

Total Shareholders' Deficit	(10,681,156)	(3,447,389)

Total Liabilities and Shareholders' Deficit	$7,080,697	$47,179

The accompanying notes are an integral part of these consolidated financial statements.

SOLAR3D, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013

Sales	$6,437,620	$-	$14,956,077	$-

Cost of Goods Sold	4,698,724	-	10,909,254	-

Gross Profit	1,738,896	-	4,046,823	-

Operating Expenses
Selling and marketing expenses	412,830	-	1,030,915	-
General and administrative expenses	1,268,964	193,743	3,028,954	760,535
Research and development cost	25,267	24,999	86,025	82,351
Depreciation and amortization	2,294	599	5,747	1,725

Total Operating Expenses	1,709,355	219,341	4,151,641	844,611

Income (Loss) before Other Income/(Expenses)	29,541	(219,341)	(104,818)	(844,611)

Other Income/(Expenses)
Interest and other income	175	-	323	-
Penalties	(500)	-	(7,170)	-
Gain on settlement of debt	(65,497)	20,286	(14,355)	25,548
Change in fair value of derivative liability	(12,940,651)	(1,098,958)	(14,533,218)	(909,320)
Interest expense	(786,002)	(200,426)	(2,918,779)	(480,198)

Total Other Income/(Expenses)	(13,792,475)	(1,279,098)	(17,473,199)	(1,363,970)

Income (Loss) before Income Taxes	(13,762,934)	(1,498,439)	(17,578,017)	(2,208,581)

Income Tax Expense	-	-	-	-

Net Loss	$(13,762,934)	$(1,498,439)	$(17,578,017)	$(2,208,581)

EARNINGS PER SHARE:
Basic	$(0.04)	$(0.01)	$(0.06)	$(0.01)
Diluted	$(0.04)	$(0.01)	$(0.06)	$(0.01)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
Basic	314,440,294	175,851,224	284,426,783	157,438,844
Diluted	314,440,294	175,851,224	284,426,783	157,438,844

The accompanying notes are an integral part of these consolidated financial statements.

SOLAR3D, INC. AND SUBSIDIARY
CONDENSED STATEMENT OF SHAREHOLDERS' (DEFICIT)
(Unaudited)

					Additional
	Preferred stock		Common stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2013	-	$-	213,290,259	$213,289	$12,286,429	$(15,947,107)	$(3,447,389)

Issuance of common stock for conversion of promissory notes, plus accrued interest	-	-	103,973,874	103,974	7,399,588	-	7,503,562

Issuance of common stock for cashless exercise of stock options	-	-	522,705	523	(523)	-	-

Issuance of common stock for cashless exercise of warrants	-	-	1,617,647	1,618	(1,618)	-	-

Issuance of restricted common stock for services	-	-	10,000,000	10,000	892,000	-	902,000

Issuance of common stock for services			750,000	750	111,525		112,275

Beneficial conversion feature	-	-	-	-	1,750,000	-	1,750,000

Stock compensation cost	-	-	-	-	76,413	-	76,413

Net loss for the nine months ended September 30, 2014	-	-	-	-	-	(17,578,017)	(17,578,017)

Balance at September 30, 2014 (unaudited)	-	$-	330,154,485	$330,154	$22,513,814	$(33,525,124)	$(10,681,156)

The accompanying notes are an integral part of these consolidated financial statements.

SOLAR3D, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30, 2014	September 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(17,578,017)	$(2,208,581)
Adjustments to reconcile net loss to net cash provided (used) in operating activities
Depreciation and amortization	5,747	1,725
Stock Compensation Cost	978,413	359,937
Shares of common stock issued for debt	46,660	-
Loss on change in derivative liability	14,533,218	909,320
Amortization of debt discount and OID recognized as interest	2,775,912	444,816
(Gain)/loss on settlement of debt	14,355	(25,548)
Changes in Assets and Liabilities
(Increase) Decrease in:
Accounts receivable	(515,835)	-
Inventory	(89,821)	-
Prepaid expenses	(284,560)	(1,051)
Cost in excess of billings	(1,412,328)	-
Other receivable	(63,532)	-
Other asset	-	(2,000)
Increase (Decrease) in:
Accounts payable	1,344,087	(14,193)
Accrued expenses	(105,998)	35,382
Billings in excess of cost	714,076	-
Other liabilities	55,798	-

NET CASH PROVIDED (USED) IN OPERATING ACTIVITIES	418,175	(500,193)

NET CASH FLOWS USED IN INVESTING ACTIVITIES:
Cash paid for acquisition	(1,061,750)
Purchase of property and equipment	(33,053)	(1,278)
Expenditures for intangible assets	-	(23,056)

NET CASH USED IN INVESTING ACTIVITIES	(1,094,803)	(24,334)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash received from subsidiary	490,061	-
Proceeds from convertible promissory notes	1,465,000	547,000
Proceeds from issuance of common stock and subscription payable	-	42,500

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,955,061	589,500

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,278,433	64,973

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	10,422	33,637

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,288,855	$98,610

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$-	$-
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS
Convertible promissory notes issued for acquisition	$1,750,000	$-
Issuance of common stock upon conversion of debt at fair value	$7,503,558	$-
Issuance of common stock upon a cashless conversion of services	$523	$-
Issuance of common stock upon a cashless conversion of warrants	$1,618	$-

The accompanying notes are an integral part of these consolidated financial statements.

SOLAR3D, INC. AND SUBSIDIARY
CONDENSED NOTES TO FINANCIAL STATEMENTS-UNAUDITED
SEPTEMBER 30, 2014

1.   BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included.  Operating results for the nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 2013.

The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business.  The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. During the nine months ended September 30, 2014, the Company did not generate significant revenues, incurred a net loss of $17,578,017 and cash provided in operations of $418,175.  As of September 30, 2014, the Company had a working capital deficiency of $13,352,007 and a shareholders’ deficit of $10,681,156.   These factors, among others raise substantial doubt about the Company’s ability to continue as a going concern.  Management believes the existing shareholders and an increase in revenue  will provide the additional cash needed to meet the Company’s obligations as they become due, and will allow the continued development of its core of business.

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

        Basic and Diluted Net Income (Loss) per Share Calculations
Income (Loss) per Share dictates the calculation of basic earnings per share and diluted earnings per share. Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The shares for employee options, warrants and convertible notes were used in the calculation of the income per share.

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

SOLAR3D, INC. AND SUBSIDIARY
CONDENSED NOTES TO FINANCIAL STATEMENTS-UNAUDITED
SEPTEMBER 30, 2014

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value of Financial Instruments
Disclosures about fair value of financial instruments, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of September 30, 2014, the amounts reported for cash, accrued interest and other expenses, and notes payable approximate the fair value because of their short maturities.

We adopted ASC Topic 820 as of January 1, 2008 for financial instruments measured as fair value on a recurring basis. ASC Topic 820 defines fair value, established a framework for measuring fair value in accordance with accounting principles generally accepted in the United States and expands disclosures about fair value measurements.

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

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at September 30, 2014:

	Total	(Level 1)	(Level 2)	(Level 3)

Assets	$-	$-	$-	$-

Total assets measured at fair value	$-	$-	$-	$-

Liabilities

Derivative liability	12,879,105	-	-	12,879,105
Convertible promissory notes	646,277	-	-	646,277
Total liabilities measured at fair value	$13,525,382	$-	$-	$13,525,382

Recently adopted pronouncements
Management has reviewed recently issued accounting pronouncements and has adopted the following;

On June 10, 2014, the Company adopted the amendment to (Topic 915) Development Stage Entities, for the elimination of certain disclosures currently required under U.S. generally accepted accounting principles (GAAP) in the financial statements for development stage entities. The amendment removes the definition of a development stage entity, thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP. The Company does not believe the accounting standards currently adopted will have a material effect on the accompanying condensed financial statements.

On June 19, 2014, the Company adopted the amendment to (Topic 718) Stock Compensation: Accounting for Share-Based Payments when the terms of an award provide that a performance target could be achieved after the requisite service period. The amendment for accounting for share based payments, when an award provides that a performance target that affects vesting could be achieved after an employee completes the requisite service period shall be accounted for as a performance condition. The performance target shall not be reflected in estimating the fair value of the award at the grant date, and compensation cost shall be recognized in the period in which it becomes probable that the performance target will be achieved and will represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost shall be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period shall reflect the number of awards that are expected to vest and shall be adjusted to reflect the awards that ultimately vest. The Company does not believe the accounting standards currently adopted will have a material effect on the accompanying condensed financial statements.

SOLAR3D, INC. AND SUBSIDIARY
CONDENSED NOTES TO FINANCIAL STATEMENTS-UNAUDITED
SEPTEMBER 30, 2014

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently adopted pronouncements (Continued)
On August 27, 2014, the Company adopted the amendment to ASU 2014-15 on Presentation of Financial Statements Going Concern (Subtopic 205-40). The amendment provides for guidance to reduce diversity in the timing and content of footnote disclosures. The amendment requires management to assess the Company’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. The Company has to define the term of substantial doubt, which has to be evaluated every reporting period including interim periods. Management has to provide principles for considering the mitigating effect of its plan, and disclose when substantial doubt is alleviated as well as when it is not alleviated. The Company is required to assess managements plan for a period of one year after the financial statements are issued (or available to be issued). The amendment is effective for annual periods ending after December 15, 2016. Early adoption is permitted. The Company does not believe the accounting standards currently adopted will have a material effect on the accompanying condensed financial statements.

3.   CAPITAL STOCK

During the nine months ended September 30, 2014, the Company issued 103,973,874 shares of common stock at prices per share ranging from $0.013 to $0.10 for conversion of principal for convertible promissory notes in the amount of $1,547,417, plus accrued interest payable of $85,276, and recognized a loss on change in derivative of $5,890,285.

During the nine months ended September 30, 2014, the Company issued 4,000,000 shares of common stock through a cashless exercise at fair value $188,000 in conversion of restricted common stock for services; issued 6,000,000 shares of common stock through a cashless exercise at fair value $714,000 in conversion of restricted common stock for services.

During the nine months ended September 30, 2014, the Company issued 750,000 shares of common stock for settlement of debt in the amount of $46,660, and recognized a loss of $65,615.

During the nine months ended September 30, 2014, the Company issued 522,705 shares of common stock at fair value for a cashless exercise of 611,116 stock options for services.

During the nine months ended September 30, 2014, the Company issued 1,617,647 shares of common stock at fair value for a cashless exercise of 2,000,000 common stock purchase warrants.

4.   OPTIONS AND WARRANTS

Options
As of September 30, 2014, the Company has 24,388,884 non-qualified stock options outstanding to purchase 24,388,884 shares of common stock, per the terms set forth in the option agreements. Notwithstanding any other provisions of the option agreements, each option expires on the date specified in the applicable option agreement, which date shall not be later than the seventh (7th) anniversary from the grant date of the option.  The stock options vest at various times, and are exercisable for a period of seven years from the date of grant at  exercise prices ranging from $0.01 to $0.05 per share, the market value of the Company’s common stock on the date of grant. The Company determined the fair market value of these options by using the Black Scholes option valuation model.

A summary of the Company’s stock option activity and related information follows:

	9/30/2014
		Weighted
	Number	average
	of	exercise
	Options	price
Outstanding, beginning January 31, 2014	25,000,000	$0.037
Granted	-	-
Exercised	(611,116)	0.018
Expired	-	-
Outstanding, end of September 30, 2014	24,388,884	$0.038
Exercisable at the end of September 30, 2014	21,472,224	$0.038
Weighted average fair value of options granted during the period		$-

SOLAR3D, INC. AND SUBSIDIARY
CONDENSED NOTES TO FINANCIAL STATEMENTS-UNAUDITED
SEPTEMBER 30, 2014

4.   OPTIONS AND WARRANTS (Continued)

Restricted Stock
During the year ended December 31, 2013, the Company entered into a Restricted Stock Grant Agreement (“the RSGA”) with its Chief Executive Officer, James B. Nelson, to create management incentives to improve the economic performance of the Company and to increase its value and stock price. All shares issuable under the RSGA are performance based shares. The RSGA provides for the issuance of up to 20,000,000 shares of the Company’s common stock to the CEO provided certain milestones are met in certain stages. As of September 30, 2014, two of the stages were met, when the Company’s market capitalization exceeded $10,000,000, and the consolidated gross revenue, calculated in accordance with GAAP, equaled or exceeded $10,000,000 for the trailing twelve month period. The Company issued 10,000,000 shares of common stock to the CEO, which was exercised through a cashless exercise at fair value of $902,000 during the nine months ended September 30, 2014. The remaining milestone is as follows, if the Company’s consolidated net profit, calculated in accordance to GAAP, equals or exceeds $2,000,000 for the trailing twelve month period, the Company will issue 10,000,000 shares of the Company’s common stock. We have not recognized any cost associated with the last milestone due to not being able to estimate the probability of it being achieved. As the performance goals are achieved, the shares shall become eligible for vesting and issuance.

The total stock-based compensation expense recognized in the statement of operations during the nine months ended September 30, 2014 and 2013, was $978,413 and $359,937.

Warrants
During the nine months ended September 30, 2014, no warrants were granted. On June 19, 2014, the Company issued 1,617,647 shares of common stock for a cashless exercise of 2,000,000 common stock purchase warrants. As of September 30, 2014, the Company had a no common stock purchase warrants outstanding.

5.   CONVERTIBLE PROMISSORY NOTES

        As of September 30, 2014, the Company had the following securities purchase agreements:

The Company entered into a securities purchase agreement, providing for the sale of a 10% convertible note in the aggregate principal amount of $335,000, with an original issue discount of $35,000 on October 24, 2012. Advances will be paid in amounts at the lender’s discretion. There was $55,833 outstanding on the note, plus accrued interest of $1,396 as of December 31, 2013. During the nine months ended September 30, 2014, the lender converted in full the principal in the amount of $55,833, plus accrued interest of $2,792 for 2,441,906 shares of common stock. During the nine months ended September 30, 2014, the debt discount was amortized and recorded as interest expense in the amount of $29,153.

The Company entered into a securities purchase agreement providing for the sale of a 10% convertible promissory note in the principal amount of up to $100,000 on November 13, 2012. Advances were paid in amounts at the lender’s discretion. The Company received advances for an aggregate sum of $100,000, and had a remaining balance of $65,000 as of December 31, 2013.  The remaining principal of $65,000 and accrued interest of $7,307 was converted into 7,230,658 shares of common stock of the Company during the nine months ended September 30, 2014. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $1,233 at September 30, 2014.

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

On March 1, 2013, the Company entered into a securities purchase agreement providing for the sale of a 5% convertible promissory note in the aggregate principal amount of $8,000, for consideration of $8,000. The note is convertible into shares of common stock of the Company at a price equal to a variable conversion price equal to the lesser of $0.02 per share or the lowest closing price after the effective date. The note matures two (2) years from the effective date of the advance. The Company recorded debt discount of $7,626 related to the conversion feature of the notes, along with derivative liabilities at inception. During the nine months ended September 30, 2014, debt discount was amortized, and recorded as interest expense in the amount of $2,852.

SOLAR3D, INC. AND SUBSIDIARY
CONDENSED NOTES TO FINANCIAL STATEMENTS-UNAUDITED
SEPTEMBER 30, 2014

5.   CONVERTIBLE PROMISSORY NOTES (Continued)

On May 30, 2013, the Company entered into a securities purchase agreement providing for the sale of a 10% convertible promissory note in the principal amount of $100,000. Upon execution of the note, the Company received an initial advance of $20,000. The advance amounts received are at the lender’s discretion.  The Company received additional advances for a sum of $73,000 on various dates. On April 16, 2014, the Company issued 5,233,530 shares of common stock for principal in the amount of $63,000, plus interest for $5,036. As of September 30, 2014, the aggregate principal amount outstanding is $30,000. The note is convertible into shares of common stock of the Company at a price equal to a variable conversion price equal to the lesser of $0.013 per share or fifty percent (50%) of the lowest trading price after the effective date. The note matured six (6) months from the effective date of each advances. On July 9, 2014, the lender extended the remaining balance of the Note to November 19, 2014. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $12,472 during the nine months ended September 30, 2014.

On August 1, 2013, the Company entered into a securities purchase agreement providing for the sale of an 8% convertible promissory note in the aggregate principal amount of $42,500, for consideration of $42,500. The note was converted in full during the month of February 2014 into 821,886 shares of common stock of the Company for principal of $42,500, plus accrued interest of $1,700. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $18,662 during the nine months ended September 30, 2014.

On August 28, 2013, the Company entered into a securities purchase agreement providing for the sale of a 10% convertible promissory note in the principal amount of up to $100,000. Upon execution of the note, the Company received an initial advance of $20,000. The note was converted on March 21, 2014 into 2,968,937 shares of common stock of the Company for principal of $20,000, plus accrued interest of $1,079. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $6,111 during the nine months ended September 30, 2014.

On August 30, 2013, the Company entered into a securities purchase agreement providing for the sale of a 10% convertible promissory note in the principal amount of up to $100,000. Upon execution of the note, the Company received an initial advance of $20,000. The note was converted on February 26, 2014 into 1,615,384 shares of common stock of the Company for principal of $20,000, plus accrued interest of $1,000. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $6,333 during the nine months ended September 30, 2014.

On September 9, 2013, the Company entered into a securities purchase agreement providing for the sale of a 10% convertible promissory note in the principal amount of up to $100,000. Upon execution of the note, the Company received an initial advance of $20,000. The note was converted on March 9, 2014 into 2,957,361 shares of common stock of the Company for principal of $20,000, plus accrued interest of $997. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $7,444 during the nine months ended September 30, 2014.

On September 19, 2013, the Company entered into a securities purchase agreement providing for the sale of a 10% convertible promissory note in the principal amount of up to $100,000. Upon execution of the note, the Company received an initial advance of $20,000. The note was converted on March 19, 2014 into 2,957,746 shares of common stock of the Company for principal of $20,000, plus accrued interest of $1,000. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $8,556 during the nine months ended September 30, 2014.

On September 24, 2013, the Company entered into a securities purchase agreement providing for the sale of a 10% convertible promissory note in the principal amount of up to $100,000. Upon execution of the note, the Company received an initial advance of $67,000. On October 10, 2013, the lender advanced an additional $14,000 for a total aggregate of $81,000. The advances received were at the lender’s discretion.  On May 29, 2014, the note was converted in full into 6,649,104 shares of common stock for the principal of $81,000, plus interest of $5,438.  The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $38,144 during the nine months ended September 30, 2014.

On October 8, 2013, the Company entered into a securities purchase agreement providing for the sale of an 8% convertible promissory note in the aggregate principal amount of $32,500, for consideration of $32,500. During the month of April 2014, the note was converted into 1,025,216 shares of common stock for principal in the amount of $32,500, plus interest of $1,300. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $23,249 during the nine months ended September 30, 2014.

On November 19, 2013, the Company entered into a securities purchase agreement providing for the sale of a 10% convertible promissory note in the principal amount of up to $100,000. Upon execution of the note, the Company received an initial advance of $44,000. The Company received additional advances in the aggregate amount of $40,000, for a total aggregate of $84,000 as of September 30, 2014. The advance amounts received were at the lender’s discretion. The note is convertible into shares of common stock of the Company at a price equal to a variable conversion price equal to the lesser of $0.013 per share, or fifty percent (50%) of the lowest trading price after the effective date. The note matured six (6) months from the effective date of each advance with respect to each advance. On July 9, 2014, the notes were extended to November 19, 2014. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $73,222 during the nine months ended September 30, 2014.

SOLAR3D, INC. AND SUBSIDIARY
CONDENSED NOTES TO FINANCIAL STATEMENTS-UNAUDITED
SEPTEMBER 30, 2014

5.   CONVERTIBLE PROMISSORY NOTES (Continued)

On January 29, 2014, the Company entered into a securities purchase agreement providing for the sale of a 10% convertible promissory note in the principal amount of up to $100,000. Upon execution of the note, the Company received an initial advance of $90,000. The note is convertible into shares of common stock of the Company at a price equal to a variable conversion price equal to the lesser of $0.013 per share, or fifty percent (50%) of the lowest trading price after the effective date. The note matures nine (9) months from the effective date of the advance. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $81,333 during the nine months ended September 30, 2014.

On January 31, 2014, the Company entered into a securities purchase agreement providing for the sale of a 10% convertible promissory note in the principal amount of up to $500,000, for consideration of $500,000. The proceeds were restricted and were used for the purchase of Solar United Network, Inc. During the period ended September 30, 2014, the Company issued 24,379,347 shares of common stock upon conversion of $300,000 in principal, plus $16,932 in accrued interest. The remaining balance as of September 30, 2014 is $200,000. The note is convertible into shares of common stock of the Company at a price equal to a variable conversion price equal to the lesser of $0.05 per share, or fifty percent (50%) of the lowest trading price after the effective date. Also, if the Company issues any common stock resulting from conversion of another security, whether issued and outstanding before or after the effective date, at a net effective price per share below the conversion price issued to the lender, the price shall be adjusted to the lower conversion price. The note matures nine (9) months from the effective date of the note. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $448,148 during the nine months ended September 30, 2014.

On January 31, 2014, the Company entered into a securities purchase agreement providing for the sale of a 10% convertible promissory note in the principal amount of up to $750,000, for consideration of $750,000. The proceeds were restricted and were used for the purchase of Solar United Network, Inc. The note is convertible into shares of common stock of the Company at a price equal to a variable conversion price equal to the lesser of $0.05 per share, or fifty percent (50%) of the lowest trading price after the effective date. Also, if the Company issues any common stock resulting from conversion of another security, whether issued and outstanding before or after the effective date, at a net effective price per share below the conversion price issued to the lender, the price shall be adjusted to the lower conversion price. The note matures nine (9) months from the effective date of the note. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $672,222 during the nine months ended September 30, 2014.

On February 11, 2014, the Company entered into a securities purchase agreement providing for the sale of a 10% convertible promissory note in the principal amount of up to $100,000. Upon execution of the note, the Company received an initial advance of $20,000. In February and March, the Company received additional advances in an aggregate amount of $80,000 for an aggregate total of $100,000. The note is convertible into shares of common stock of the Company at a price equal to a variable conversion price equal to the lesser of $0.05 per share, or fifty percent (50%) of the lowest trading price after the effective date. Also, if the Company issues any common stock resulting from conversion of another security, whether issued and outstanding before or after the effective date, at a net effective price per share below the conversion price issued to the lender, the price shall be adjusted to the lower conversion price. The note matures nine (9) months from the effective date of each advance with respect to each advance. At the sole discretion of the lender, the lender may modify the maturity date to be twelve (12) months form the effective date. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $76,111 during the nine months ended September 30, 2014.

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

For purpose of determining the fair market value of the derivative liability, the Company used Black Scholes option valuation model. The significant assumptions used in the Black Scholes valuation of the derivative are as follows:

Stock price on the valuation dates	$0.064	-	$0.10
Conversion price for the debt	$0.013	-	$0.05
Dividend yield			0.00%
Years to Maturity	6 months	-	2 years
Risk free rate	0.03%	-	0.13%
Expected volatility	54.43%	-	256.72%

The derivative liability recognized in the financial statements as of September 30, 2014 was $12,879,105.

SOLAR3D, INC. AND SUBSIDIARY
CONDENSED NOTES TO FINANCIAL STATEMENTS-UNAUDITED
SEPTEMBER 30, 2014

5.   CONVERTIBLE PROMISSORY NOTES (Continued)

Acquisition Promissory Notes

On January 31, 2014, the Company entered into a securities purchase agreement providing for the sale of four 4% convertible promissory notes in the aggregate principal amount of $1,750,000 as part of the consideration to acquire 100% of the total outstanding stock of SUN. The notes are convertible at any time after issuance into shares of fully paid and non-assessable shares of common stock. The conversion price is $0.02 per share until March 30, 2015, and thereafter the conversion price will be the greater of $0.02 or 50% of the average closing price of the common stock during the ten (10) consecutive trading days following the submission of the conversion notice. The Notes are five (5) year notes and bear interest at the rate of 4% per annum. In February and March 2014, $625,000 of the notes was converted into 31,250,000 shares of common stock, leaving a remaining balance of $1,125,000 as of September 30, 2014. The Company recorded amortization of the beneficial conversion feature as interest expense in the amount of $1,271,277, during the nine months ended September 30, 2014.

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

Liabilites assumed

Current liabilites
Accounts Payable	$488,439
Billings in Excess of Costs and Estimated Earnings	225,288
Accrued expenses and other liabilities	326,287
Total liabilities acquired	1,040,014

Net assets acquired	$2,811,750

SOLAR3D, INC. AND SUBSIDIARY
CONDENSED NOTES TO FINANCIAL STATEMENTS-UNAUDITED
SEPTEMBER 30, 2014

6.   BUSINESS COMBINATION (Continued)

The following is a condensed consolidated statement of operations for the nine months ended September 30, 2014 showing the combined results of operations of the Company including SUN as though the Company had acquired the common stock on January 1, 2014.

	SOLAR3D	SUN	Eliminations		Consolidated
	Jan 1 to September 30,2014	Jan 1, to September 30, 2014	Dr	Cr	Balances

Sales	$-	$15,506,604			$15,506,604

Cost of Goods Sold	-	11,315,922			11,315,922

Gross Profit	-	4,190,682			4,190,682

Total Operating Expenses	1,723,124	2,629,500			4,352,624

Income before Other Income (Expenses)	(1,723,124)	1,561,182			(161,942)

Total Other Income (Expenses)	(17,465,483)	(7,609)			(17,473,092)

Net Income (Loss)	$(19,188,607)	$1,553,573			$(17,635,034)

BASIC AND DILUTED INCOME (LOSS) PER SHARE	$(0.06)	$0.00			$(0.06)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING BASIC AND DILUTED	314,440,294	-			314,440,294

	SOLAR3D	SUN	Eliminations		Consolidated
	September 30, 2013	September 30, 2013	Dr	Cr	Balances

Sales	$-	$4,288,746			$4,288,746

Cost of Goods Sold	-	2,873,969			2,873,969

Gross Profit	-	1,414,777			1,414,777

Total Operating Expenses	844,611	1,071,293			1,915,904

Income before Other Income (Expenses)	(844,611)	343,484			(501,127)

Total Other Income (Expenses)	(1,363,970)	(2,137)			(1,366,107)

Net Income (Loss)	$(2,208,581)	$341,347			$(1,867,234)

BASIC AND DILUTED INCOME (LOSS) PER SHARE	$(0.01)	$0.00			$(0.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING BASIC AND DILUTED	157,437,844	-			157,437,844

All transactions from January 31, 2014 through December 31, 2014 will be consolidated during the year ended December 31, 2014.

SOLAR3D, INC. AND SUBSIDIARY
CONDENSED NOTES TO FINANCIAL STATEMENTS-UNAUDITED
SEPTEMBER 30, 2014

7.   SUBSEQUENT EVENTS

        Management evaluated subsequent events as of the date of the financial statements pursuant to ASC TOPIC 855, and reported the following events:

On October 1, 2014, the Board of Directors granted 8,200,000 restricted stock to officers and employees of the Company, which will vest based on certain milestones achieved by the Company.

On October 9, 2014, the Company issued 10,687,671 shares of common stock upon conversion of $130,000 in principal, plus $8,940 in accrued interest.

On October 14, 2014, the Company issued 1,428,571 shares of common stock for a cashless exercise of 1,500,000 stock options.

On October 21, 2014, the Company issued 33,500 shares of common stock for settlement of debt in the amount of $5,000.

On November 3, 2014, the Company entered into an Asset Purchase Agreement with MD Energy, LLC (“the Seller”) for the sale and purchase of their assets. As consideration for the sale by the Seller of the assets to the Company on the closing date, the Company will pay $3,800,000 plus or minus the applicable working capital surplus or working capital deficit. The Company will also assume the liabilities to the extent from goods or services received by the Company on or after the closing. At closing the Company will pay $1,000,000 in cash, and $2,800,000 of which is payable in installments over a period of five years after the closing date, pursuant to a convertible promissory note bearing simple interest at the rate of 4% per annum. Upon satisfaction or waiver of the conditions set forth in this agreement, the closing of the transaction will take place on the date that the parties may mutually agree in writing, but in no event later than February 28, 2015, unless extended by mutual written agreement of the parties.

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

(p)	effect of significant competition which is intense in the solar industry; and,

(q)
elimination of key drivers of our subsidiary Solar United Network, Inc.’s (“SUNworks”) business, including but not limited to loss of media exposure, elimination of government subsidies for solar power, or a reduction in utility prices.

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

Overview

On August 5, 2010, the holders of a majority of our outstanding voting stock voted by written consent to (1) effect a one-for-five reverse stock split, and (2) change our name to Solar 3D, Inc.  From that date until January 31, 2014, our business focus has centered on the development and commercialization of our new proprietary technology, which seeks to significantly increase the efficiency and energy production of solar photovoltaic cells that are currently offered in the market and that may be developed in the future.  In furtherance of our business, we applied for patents covering a novel three-dimensional solar cell technology that is designed to maximize the conversion of sunlight into electricity.  We believe our new technology will dramatically increase the efficiency of solar cells.  Unlike conventional solar cells where sunlight passes through one time, our 3D solar cell design is planned to use myriad 3D micro-cells that trap sunlight inside photovoltaic structures where photons bounce around until they are all converted into electricity.  Our three-dimensional technology is expected to combine thin-film and thick-film technologies to achieve the high efficiencies of crystalline at the lower cost of thin film.  Our development division has two full time employees, our chief executive officer and our director of technology, and a part time office manager.  We also retain the services of several research consultants who are responsible for product development

As of January 31, 2014, Solar3D, Inc. acquired 100% of the outstanding capital stock of SUNworks.  SUNworks is engaged in the business of the design, installation, and management of solar systems for commercial, agricultural, and residential customers in California.  SUNworks designs, finances, and installs systems ranging in size from 2KW (kilowatt) for residential loads to multi MW (megawatt) systems for larger commercial projects.  SUNworks currently employs approximately 40 personnel involved in the operations and administration of the business.  It also utilizes outside subcontractors to assist with providing solar systems to its customers.

We currently have 44 full time employees, our chief executive officer, our director of technology, three managers at SUNworks, along with six sales people and 33 other employees at SUNworks.  We also retain the services of several research consultants who are responsible for product development

Critical Accounting Policies

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

The asset, “Costs and estimated earnings in excess of billings,” represents revenues recognized in excess of amounts billed on contracts in progress. The liability, “Billings in excess of costs and estimated earnings,” represents billings in excess of revenues recognized on contracts in progress.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2013

REVENUE AND COST OF SALES

For the three months ended September 30, 2014, the Company had revenue of $6,437,620 from the sale of solar systems at SUNworks, compared to $0 for the prior three months ended September 30, 2013.  Three months of SUNworks sales were consolidated into the Company’s financial statements for the period ended September 30, 2014.   Cost of sales for the three months ended September 30, 2014, was $4,698,724, compared to $0 for the prior three months ended September 30, 2013. Revenue and cost of sales increased primarily due to the acquisition of SUNworks.

SELLING AND MARKETING EXPENSES

For the three months ended September 30, 2014, the Company had selling and marketing expenses (“S&M”) expenses of $412,830, compared to $0 for the prior three months ended September 30, 2013.  S&M expenses increased primarily due to the acquisition of SUNworks.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative (“G&A”) expenses increased by $1,075,221 to $1,268,964, for the three months ended September 30, 2014, compared to $193,743 for the prior three months ended September 30, 2013.  G&A expenses increased primarily due to the expenses incurred by SUNworks, our recently acquired wholly owned subsidiary, in the amount of $783,750, professional fees in the amount of $22,452 incurred in connection with the purchase of SUNworks, non-cash stock compensation of $313,819 and an overall decrease in other G&A expenses of $44,800.

RESEARCH AND DEVELOPMENT

Research and development (“R&D”) costs for the three months ended September 30, 2014 and 2013 were $25,267 and $24,999, respectively.  The Company’s focus was on increasing its revenue through a purchase acquisition, which closed on January 31, 2014 when SUNworks became a wholly owned subsidiary of the Company.

OTHER INCOME/(EXPENSES)

Other income and (expenses) increased by $(12,513,377) to $(13,792,475) for the three months ended September 30, 2014, compared to $(1,279,098) for the prior three months ended September 30, 2013.  The increase was the result of an increase in interest income of $175, loss on settlement of debt of $85,783, the loss on change in fair value of the derivative instruments of $11,841,693, amortization of debt discount in the amount of $554,382, penalties of $500 and an increase of interest expense in the amount of $31,194. The increase in other income and (expenses) was due to the Company entering into debt financing with convertible promissory notes.

NET LOSS

Net loss increased by $12,264,495 to $13,762,934 for the three months ended September 30, 2014, compared to a loss of $1,498,439 for the prior three months ended September 30, 2013.  The increase in net loss was the result of a net increase of other income and (expenses) of $(12,513,377), an increase of operating expenses of $1,490,014, and an increase in gross profit of $1,738,896. For the three months ended, revenues exceed operating costs. We cannot assure this will continue in the future.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2013

REVENUE AND COST OF SALES

For the nine months ended September 30, 2014, the Company had revenue of $14,956,077 from the sale of solar systems at SUNworks, compared to $0 for the prior nine months ended September 30, 2013.  Only eight months of SUNworks sales were consolidated into the Company’s financial statements since the acquisition took place on January 31, 2014.   Cost of sales for the nine months ending September 30, 2014, was $10,909,254, compared to $0 for the prior nine months ended September 30, 2013. Revenue and cost of sales increased primarily due to the acquisition of SUNworks.

SELLING AND MARKETING EXPENSES

For the nine months ended September 30, 2014, the Company had selling and marketing expenses (“S&M”) expenses of $1,030,915, compared to $0 for the prior nine months ended September 30, 2013.  S&M expenses increased primarily due to the acquisition of SUNworks.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative (“G&A”) expenses increased by $2,268,419 to $3,028,954, compared to $760,535 for the prior nine months ended September 30, 2013.  G&A expenses increased primarily due to the expenses incurred from January 31, 2014 to September 30, 2014 by SUNworks, our recently acquired wholly owned subsidiary, in the amount of $1,511,910, professional fees in the amount of $262,166 incurred in connection with the purchase of SUNworks, non-cash stock compensation of $618,476 and an overall decrease in other G&A expenses of $124,133.

RESEARCH AND DEVELOPMENT

Research and development (“R&D”) costs for the nine months ended September 30, 2014 and 2013 were $86,025 and $82,351, respectively.  The Company’s focus was on increasing its revenue through a purchase acquisition, which closed on January 31, 2014 when SUNworks became a wholly owned subsidiary of the Company.

OTHER INCOME/(EXPENSES)

Other income and (expenses) increased by $(16,109,229) to $(17,473,199) for the nine months ended September 30, 2014, compared to $(1,363,970) for the prior nine months ended September 30, 2013.  The increase was the result of an increase in interest income of $323, an increase in loss on settlement of debt of $39,903, the loss on change in fair value of the derivative instruments of $13,623,898, amortization of debt discount in the amount of $2,334,013, penalties of $7,170 and an increase of interest expense in the amount of $104,568. The increase in other income and (expenses) was due to the Company entering into debt financing with convertible promissory notes.

NET LOSS

Net loss increased by $15,369,436 to $17,578,017 for the nine months ended September 30, 2014, compared to $2,208,581 for the prior nine months ended September 30, 2013.  The increase in net loss was the result of a net increase of other income and (expenses) of $(16,109,229), and an increase of operating expenses of $3,307,030, with an increase in gross profit of $4,046,823. For the nine months ended, revenues exceed operating costs.  We cannot assure this will continue in the future.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2014, we had a working capital deficit of $13,352,007 as compared to a working capital deficit of $3,479,284 at December 31, 2013.  This increase in working capital deficit was due primarily to an increase in accrued expenses, derivative liability, equity financing through the issuance of convertible promissory notes, accounts payable, and other payables.

Cash flow provided in operating activities was $418,175 for the nine months ended September 30, 2014, as compared to cash used of $500,193 for the nine months ended September 30, 2013.  This increase of cash provided in operating activities of $918,368 was primarily attributable to the acquisition of SUNworks, and an increase in accounts receivable, inventory, prepaid expenses, accounts payable, other liabilities, non cash stock compensation, amortization of debt discount recognized as interest expense, gain on settlement of debt and change in derivative liability, with a decrease in other assets, and accrued expenses.

Cash used in investing activities was $1,094,803 for the nine months ended September 30, 2014, compared to $24,334 for the nine months ended September 30, 2013.  The increase in the use of cash in investing activities was due to the purchase of SUNworks, our wholly owned subsidiary, and expenditures for fixed assets during the current period.

Cash provided from financing activities during the nine months ended September 30, 2014 was $1,955,061 as compared to cash provided of $589,500 for the nine months ended September 30, 2013.  The increase of $1,365,561 was primarily due to an increase in equity financing through the issuance of convertible promissory notes, and the cash received from the subsidiary.

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

Our management, under the direction of our chief executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2014.  In making this evaluation, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  Based on this evaluation our management, including our chief executive officer and principal financial officer, has concluded that our disclosure controls and procedures were not effective as of September 30, 2014.  Specifically, the board of directors currently has no independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-B.  Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

Because of this material weakness, management has concluded that we did not maintain effective internal control over financial reporting as of September 30, 2014, based on the criteria established in “Internal Control-Integrated Framework” issued by the COSO.

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

Changes in Internal Controls over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation of it that occurred during the nine months ended September 30, 2014 that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended September 30, 2014, we issued 24,379,347 shares of common stock upon conversion of $300,000 in principal amount of convertible promissory notes, plus accrued interest of $16,932 at fair value.  The convertible promissory notes were originally issued by the Company to accredited investors pursuant to the private placement exemption available under Rule 506(b) of Regulation D of the Securities Act of 1933, as amended.  The proceeds from the sale of these notes are being used for general working capital.

During the three months ended September 30, 2014, we issued 294,726 shares of common stock for 333,336 purchase warrants through a cashless exercise at fair value.

During the three months ended September 30, 2014, we issued 6,000,000 shares of common stock for restricted stock options for fair value of $714,000.

During the three months ended September 30, 2014, we issued 750,000 shares of common stock for settlement of debt at fair value of $112,275.

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

10.9	Patent Assignment by and between Solar3D, Inc., a Delaware corporation, as assignor and Wideband Detection Technologies, Inc., a Florida corporation, as assignee (10)
10.10	Stock Purchase Agreement by and between Solar3D, Inc., a Delaware corporation, as seller, and Roland F. Bryan, as buyer, dated as of June 30, 2011 (10)
10.11	Restricted Stock Grant Agreement, dated September 23, 2013, by and between Solar3D, Inc., a Delaware corporation, as Grantor, and James B. Nelson, as Grantee (11)
10.12	Stock Purchase Agreement by and among Solar United Network, Inc., Emil Beitpolous, Abe Emard, Richard Emard, Mikhail Podnesbesnyy, and Solar3D, Inc., dated October 31, 2013 (12)
10.13	Addendum to Stock Purchase Agreement by and among Solar United Network, Inc., Emil Beitpolous, Abe Emard, Richard Emard, Mikhail Podnesbesnyy, and Solar3D, Inc., dated January 31, 2014 (13)
10.14	Asset Purchase Agreement by and between MD Energy, LLC and Solar3D, Inc., dated November 3, 2014
14.1	Code of Conduct (3)
31.1	Section 302 Certification of Principal Executive Officer
31.2	Section 302 Certification of Principal Accounting Officer
32.1	Section 906 Certification of Principal Executive Officer
32.2	Section 906 Certification of Principal Accounting Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document

(1)	Incorporated by reference to the Form SB-2 Registration Statement filed with the Securities and Exchange Commission dated August 1, 2005.

(2)	Incorporated by reference to Amendment No. 4 to the Form SB-2 Registration Statement filed with the Securities and Exchange Commission dated November 2, 2005.

(3)	Incorporated by reference to the Form 10-KSB filed with the Securities and Exchange Commission, dated April 14, 2007.

(4)	Incorporated by reference to the Form 8K filed with the Securities and Exchange Commission, dated July 20, 2007.

(5)	Incorporated by reference to the Form 8K filed with the Securities and Exchange Commission, dated January 3, 2008.

(6)	Incorporated by reference to the Form 8K filed with the Securities and Exchange Commission, dated May 13, 2009.

(7)	Incorporated by reference to the Form 10K filed with the Securities and Exchange Commission, dated July 15, 2009.

(8)	Incorporated by reference from the Definitive Information Statement on Schedule 14Cfiled by the Company with the Securities and Exchange Commission, dated August 30, 2010.

(9)	Incorporated by reference from the Report on Form 8-Kfiled by the Company with the Securities and Exchange Commission, dated August 5, 2010.

(10)	Incorporated by reference to the Form 8K filed with the Securities and Exchange Commission, dated June 30, 2011.

(11)	Incorporated by reference to the Form 8K filed with the Securities and Exchange Commission, dated September 26, 2013.

(12)	Incorporated by reference to the Form 8K filed with the Securities and Exchange Commission, dated November 6, 2013.

(13)	Incorporated by reference to the Form 8K filed with the Securities and Exchange Commission, dated January 31, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOLAR3D, INC.

Dated: November 10, 2014	By:	/s/ James B. Nelson
James B. Nelson, Director, Chief Executive Officer, President,
Interim Chief Financial Officer (Principal Executive Officer/Principal Accounting Officer)