Form 10-K
period 2014-12-31
SOLAR3D, INC.
filed 2015-03-31
CIK 1172631

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☑	Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the fiscal year ended December 31, 2014

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from to

Commission File No. 000-49805

SOLAR3D, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	01-05922991
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
26 West Mission Avenue, Suite 8
Santa Barbara, CA 93101
(Address of principal executive office)

Registrant’s telephone number, including area code (805) 690-9000

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, Par Value $0.001 (Title of class)	None (Name of exchange on which registered)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and, (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein and, will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the common stock held by non-affiliates as of June 30, 2014 was $20.3 million.

The outstanding number of shares of common stock as of March 26, 2015 was 17,702,326.

Item 1.  Business.

Forward-looking Statements

Statements in this annual report on Form 10-K that are not historical facts constitute forward-looking statements.  Examples of forward-looking statements include statements relating to industry prospects, our future economic performance including anticipated revenues and expenditures, results of operations or financial position, and other financial items, our business plans and objectives, and may include certain assumptions that underlie forward-looking statements. Risks and uncertainties that may affect our future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements include, among other things, those listed under “Risk Factors” and elsewhere in this annual report.

These risks and uncertainties include but are not limited to:

•	our limited operating history;
•	our ability to raise additional capital to meet our objectives;
•	our ability to compete in the solar electricity industry;
•	our ability to sell solar electricity systems;
•	our ability to arrange financing for our customers;
•	government incentive programs related to solar energy;
•	our ability to increase the size of our company and manage growth;
•	our ability to acquire and integrate other businesses;
•	relationships with employees, consultants and suppliers; and
•	the concentration of our business in one industry in one geographic area.

In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,”  “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology.

These statements are subject to business and economic risk and reflect management’s current expectations, and involve subjects that are inherently uncertain and difficult to predict. Actual events or results may differ materially. Moreover, neither we nor any other person assumes responsibility for the accuracy or completeness of these statements. We are under no duty to update any of the forward-looking statements after the date of this annual report to conform these statements to actual results.

Business Introduction/Summary

References herein to “we,” “us,” “Solar3D,” and “the Company” are to Solar3D, Inc. and its wholly-owned subsidiaries Sun United Networks, Inc. and MD Energy, Inc.  References herein to “SUNworks” refer to Sun United Networks, Inc. and references to “MD Energy” herein to MD Energy, LLC.  On March 2, 2015, we acquired all of the assets of MD Energy, LLC. Except where otherwise indicated, our business discussion below incorporates the business of MD Energy.

Solar3D provides photo voltaic (“PV”) based power systems for the residential, commercial and agricultural markets in California and Nevada.  Through our two operating subsidiaries, SUNworks and MD Energy, we design, arrange financing, integrate, install and manage systems ranging in size from 2kW (kilowatt) for residential loads to multi MW (megawatt) systems for larger commercial projects.  Commercial installations have included office buildings, manufacturing plants, warehouses, and agricultural facilities such as farms, wineries and dairies.  The Company provides a full range of installation services to our solar energy customers including design, system engineering, procurement, permitting, construction, grid connection, warranty, system monitoring and maintenance.

SUNworks, our subsidiary serving the northern California market, was acquired in January of 2014.  SUNworks has installed over 300 systems in 2014, totaling 10 MW of capacity, which is a 100% increase over the approximately 150 systems installations in 2013.  Approximately 60% of SUNworks 2014 revenue was from sales to the commercial market, including the agricultural market, and approximately 40% of its revenue was from sales to the residential market.

MD Energy, which was acquired on March 2, 2015, focuses its operations on the commercial market for Southern California.  Similar to SUNworks, MD Energy designs, arranges financing, monitors and maintains solar systems, but outsources the physical construction of the systems. In 2014, MD Energy installed 14 systems totaling 3.35MW of capacity.

In addition to our core solar integrator business, Solar3D’s technology division has developed a patent-pending 3-dimensional solar cell technology that we believe has the potential to increase PV conversion efficiency thereby reducing the cost of the electricity generated.

Recent Developments

Reverse Stock Split

On February 25, 2015, the Company effected a 26:1 reverse stock split on its shares of common stock (with related adjustments to its outstanding options and warrants).  All share and per share dollar amounts have been retrospectively revised to reflect the 26:1 reverse stock split.

Closing of MD Energy Acquisition

On March 2, 2015 we completed our acquisition of MD Energy. On November 3, 2014, we entered into an asset purchase agreement with MD Energy and the members of MD Energy who held 100% of the outstanding membership interests to acquire the tangible and intangible assets of MD Energy, including cash and cash equivalents. MD Energy is engaged in energy, infrastructure, electrical and building construction.  The purchase price was $3,500,000 comprised of $400,000 in cash paid at closing, an additional $450,000 in cash payable no later than 30 days following closing and the issuance of a convertible promissory note in the principal amount of $2,650,000 which carries an interest rate of 4% and may be convertible at the seller’s option based on a share conversion price of $2.60 per share.

Market Opportunity

We believe the following trends will contribute to the growth and prospects of our business:

•
Growing Market for Solar Energy. The market for residential distributed solar energy is growing rapidly. According to research compiled by GTM Research, an industry research firm, and the Solar Energy Industries Association, or SEIA, 4,751 megawatts of capacity were installed within the U.S. solar energy market in 2013, up 41% over 2012.  GTM Research/SEIA forecasts that installations in 2014 will be up 36% over 2013. We believe that the market is growing rapidly yet possesses significant growth opportunities since solar energy is still a small percentage of the U.S. energy market. We believe that there is a significant opportunity for distributed solar energy to increasingly displace traditional retail electricity generated from fossil fuels.

•
Strong Regional Markets. According to the U.S. Department of Energy, four gigawatts of solar power were installed in the US in the first 3 quarters of 2014, of which over half were installed in California and Nevada, our target market. According to GTM Research/ SEIA California’s residential market has grown by at least 50% year-over-year every quarter since the first quarter of 2013.

•
Highly Fragmented Industry. The solar installer industry is highly fragmented and populated with many companies that have been born out of the electrical contractors industry.  The solar installer industry has already undergone significant consolidation with the number of installers in California alone dropping, according to the U.S. Department of Energy, from 1,000 between 2009 and 2013 to 600 in 2014.  We believe that there is opportunity for further consolidation.

Strategy

Solar3D’s strategy for growth is twofold.  First, we plan to continue to expand the reach and penetration of our existing businesses.  Second, we also to plan to strategically acquire PV installers that are financially stable, quality oriented, profitable and have a strong management team that is compatible with our existing team.

Our acquisition candidates primarily consist of small independent companies that generate between $10 million to $30 million of revenues profitably, but lack the resources to scale their businesses. This limits the exit options for the owners of these companies. We believe that a sale to Solar3D will offer them a liquidity opportunity and an opportunity to participate in the continued growth of the business with our resources through convertible notes used in the acquisition.

Our acquisition criteria include the following:

•	Same Target Market – Companies in the residential and commercial markets.
•	Willingness to Continue Participation – Prefer management of acquired companies to continue in an operating role.

•	Compatible and Collaborative Management – Target management must be willing to accept our best practices.
•	Profitable – Companies that generate an operating profit.
•	Location – Currently focused on the California and Nevada markets.

We believe the keys to success in our roll-up strategy are to buy the right company, with a good transaction structure, and with strong management in place.  Our management team has experience in successfully executing a strategy of acquiring companies that have become successful enterprises under their new ownership.

Company Operations

Employees

We employ a total of approximately 90 full-time employees.  We also utilize outside subcontractors to assist with providing solar systems to our customers.  While SUNworks splits its direct labor between employees and contract labor, MD Energy exclusively uses subcontractors for its direct labor.  With each acquisition, we look to transition the majority of back office functions to Solar3D corporate headquarters to reduce costs and make our operations consistent across our subsidiaries.  We believe that our strategy of consolidating such functions as purchasing, supplier relations, accounting, human resources and other basic functions help to realize cost reductions and strategic synergies.

Sales and Marketing

We have approximately 15 employees primarily focused on sales and marketing in California. Substantially all of our sales to the commercial market and approximately 20% of our sales to the residential market are generated by referrals.

In Northern California, we have specially-designed marketing efforts and tracking systems in place that enable us to attract new customers at a low cost and higher conversion rate than what we believe to be the industry average.  SUNworks utilizes several marketing tools and business strategies to differentiate itself from its competitors and attract new customers, including its proprietary proposal tool, its proprietary CRM (customer relationship management software), radio shows and celebrity endorsements, the SUNworks website, search engine optimization, social media, email marketing, direct mailers, its solar outreach division (canvassing, trade shows and events, solar open houses), call center, strategic partnerships/joint ventures, sponsorships, shared space in retail stores, solar stations (kiosks) and its referral program.

In our Southern California operations, we have a strong advantage at MD Energy especially in the commercial solar market given our extensive contact list resulting from MD Energy’s experience in the commercial and industrial construction market, which provides access to customer lists.  Through our network of vendors and independent sales consultants, we now have a growing list of repeat clients, as well as an active and loyal referral network.

Financing

To promote sales, we assist customers in obtaining financing.  Our objective is to arrange the most flexible terms that meet the needs and wants of the customer. Although we do not provide financing ourselves, we have relationships to arrange financing with numerous private and public sources, including PACE (Property Assessed Clean Energy) Programs, which are programs that involve both municipal governments and private financing companies that allow property owners to receive upfront funding for renewable energy projects, and Farm Credit financing offered by a network of lending institutions.

We believe it is best for customers to own their own systems, but some customers prefer not to own their systems.  We have the ability to arrange financing with third parties through power purchase agreements (“PPAs”) and leases for our customers.

Suppliers

We purchase solar panels and materials directly from multiple manufacturers. While SUNworks and MD Energy operate and make purchases separately at this time, we intend to coordinate purchases and optimize supply relationships to realize the advantages of greater scale.

If one or more of our suppliers fail to meet our anticipated demand, or ceases or reduces production due to its financial condition, acquisition by a competitor or otherwise, it may be difficult to quickly identify alternate suppliers or to qualify alternative products on commercially reasonable terms, and our ability to satisfy this demand may be adversely affected.  We do not, however, rely on any single supplier and, we believe, we can obtain needed solar panels and materials from a number of different suppliers.  Accordingly, we believe that the loss of any single supplier would not materially affect our business.

We also utilize strategic companies with subcontractors, such as Tiger Electric, Inc. for electrical installations, Aerotek Inc. for racking and module installations, as well as numerous subcontractors for grading, landscaping, and construction for our large commercial, industrial and agricultural customers.

Installation

We are a licensed contractor in the markets we serve, and we are responsible for every customer installation. We manage the entire process from permitting through inspection to interconnection to the power grid, thereby making the system installation process simple and seamless for our customers. Controlling every aspect of the installation process allows us to minimize costs, ensure quality and deliver high levels of customer satisfaction.

After-Sales Support

It is our intent to provide continuing operation and maintenance services for our installed residential and commercial PV system. We provide extended factory equipment technical support and act as a service liaison using our proprietary knowledge, technology and solar electric energy engineering staff. SUNworks does this through a 10 Year Limited Workmanship Warranty and Operations and Maintenance Program, which among other things provide a service and technical support line to our customers.  We generally respond to our job site related issues within 24 hours and offer assistance as long as required to maintain customer satisfaction.  Our price to customers includes this warranty, which is essentially a pass through of manufacturers’ warranty.

Facilities

Our corporate headquarters is located in Santa Barbara, California.  SUNworks is located in Roseville, California, a city within the Greater Sacramento area. MD Energy is located in Rancho Cucamonga, California.  We lease all of our offices and facilities.

Customers

Currently, substantially all of our revenue comes from installations in California.  Approximately 60% of our sales in 2014 were in the commercial market and approximately 40% were generated by residential sales, but we expect that these percentages may vary from year to year.

Our residential operations address the needs of property owners installing systems smaller than 20kW.  The typical residential system installed by SUNworks is about 6kW with an average cycle time of 45 days.  SUNworks facilitates purchase or lease financing and offers product options to fit the specific needs of each customer.

We also install systems for the commercial market, which includes offerings to agricultural customers.  We define small commercial projects as the installation of systems under 100kW, whereas large commercial projects involve the installation of systems greater than 100kW.  Solar projects have received limited financing from traditional lending sources but we have been encouraged by municipal PACE programs in California which have drawn funding sources such as Ygrene and California First into the financing of energy projects.  Cycle times vary from fifteen to twenty weeks which is a common cycle for commercial projects.  Larger projects typically have a longer cycle time than smaller projects.  Agricultural system sizes vary significantly within this sector and can range from 10kW to multiple megawatts.  Agricultural loans to farmers and tax oriented leases are the primary funding sources within the industry. Similar to commercial installations, cycle times for agricultural projects may commonly range from fifteen to twenty weeks or longer for larger projects.

Competitors

In the solar installation market, we compete with companies that offer products similar to ours.  Some of these companies have greater financial resources, operational experience and technical capabilities than us. When bidding for solar installation projects, however, our current experience suggests that there is no clear dominant or preferred competitor in the markets in which we compete. We do not believe that any competitor has more than 10% of the market across all of the areas that we operate.  We compete with other solar installers on pricing, service and the ability to arrange financing.  On a global scale, we also compete, on a cost basis, with traditional utilities that supply electricity to our potential customers and with companies that are not regulated like traditional utilities but that have access to the traditional utility electricity transmission and distribution infrastructure pursuant to state and local pro-competitive and consumer choice policies.  Our advantage over traditional utilities is that we offer customers the opportunity to create their own electricity and detach from the traditional electrical grid.

Seasonality

Exposure to seasonality in our sales patterns is largely mitigated because of the breadth of our business offerings to residential, commercial and agricultural customers.  We do find, however, that some customers tend to book projects by the end of a calendar year to realize the benefits of available subsidy programs prior to year-end.  This results in fourth quarter sales being more robust usually at the expense of the first quarter.  The first quarter in California often has rain, which also reduces our ability to install in that quarter relative to the remainder of the year.

Technology and Intellectual Property

Generally, the solar installation business is not dependent on intellectual property.  With respect to our research efforts, patent applications have been filed for the Solar3D 3-dimensional solar cell for nationalization in the United States, China, Singapore, and India.  The novel 3D cell, which is still in the development stage, is designed to collect sunlight from a wide angle and allow light to bounce around within 3-dimensional microstructures on the solar cell surface more fully absorbing the light than traditional solar cells.  To commercialize this technology, we plan to work with a manufacturing partner that has the capability to assist with the remaining steps (prototyping and volume runs to verify and prove improvement in conversion efficiency).  Research and development expense was $86,025 for the nine months ended September 30, 2014 and $108,565 and $157,742 for the years ended December 31, 2013 and 2012, respectively.

We plan to invest in the development and implementation of an enterprise management system to facilitate the efficient integration and management of our recent and any future acquisitions.

Government Regulation and Incentives

Government Regulation

We are not regulated as a public utility in the United States under applicable national, state or other local regulatory regimes where we conduct business.

To operate our systems we obtain interconnection permission from the applicable local primary electric utility. Depending on the size of the solar energy system and local law requirements, interconnection permission is provided by the local utility and us and/or our customer. In almost all cases, interconnection permissions are issued on the basis of a standard process that has been pre-approved by the local public utility commission or other regulatory body with jurisdiction over net metering procedures. As such, no additional regulatory approvals are required once interconnection permission is given.

Our operations are subject to stringent and complex federal, state and local laws, including regulations governing the occupational health and safety of our employees and wage regulations. For example, we are subject to the requirements of the federal Occupational Safety and Health Act, as amended, or OSHA, the U.S. Department of Transportation, or DOT, and comparable state laws that protect and regulate employee health and safety.

Government Incentives

Federal, state and local government bodies provide incentives to owners, end users, distributors, system integrators and manufacturers of solar energy systems to promote solar energy in the form of rebates, tax credits and other financial incentives such as system performance payments, payments for renewable energy credits associated with renewable energy generation and exclusion of solar energy systems from property tax assessments. These incentives enable us to lower the price we charge customers for energy from, and to lease, our solar energy systems, helping to catalyze customer acceptance of solar energy as an alternative to utility-provided power.

The Federal government currently offers a 30% Investment Tax Credit (“ITC”) under Section 48(a) of the Internal Revenue Code, or the ITC, for the installation of certain solar power facilities until December 31, 2016. By statute, this tax credit is scheduled to decrease to 10% on January 1, 2017, and we expect the reduction in the ITC to negatively impact the availability of tax equity financing and the economics of distributed solar energy financed using tax equity structures.

The economics of purchasing a solar energy system are also improved by eligibility for accelerated depreciation, also known as the modified accelerated cost recovery system, or MACRS, depreciation which allows for the depreciation of equipment according to an accelerated schedule set forth by the Internal Revenue Service. The acceleration of depreciation creates a valuable tax benefit that reduces the overall cost of the solar energy system and increases the return on investment.

Approximately half of the states offer a personal and/or corporate investment or production tax credit for solar energy that is additive to the ITC. Further, more than half of the states, and many local jurisdictions, have established property tax incentives for renewable energy systems that include exemptions, exclusions, abatements and credits.  Many state governments, traditional utilities, municipal utilities and co-operative utilities offer a rebate or other cash incentive for the installation and operation of a solar energy system or energy efficiency measures. Capital costs or “up-front” rebates provide funds to solar customers based on the cost, size or expected production of a customer’s solar energy system. Performance-based incentives provide cash payments to a system owner based on the energy generated by their solar energy system during a pre-determined period, and they are paid over that time period. In California, residential and commercial customers receive rebates through the California Solar Initiative program in addition to, through 2016, a 30% federal tax credit.  Depending on the cost of the system and other site-specific variables, these incentives can typically cover over 40% of the cost of a commercial or residential solar system.

Many states also have adopted procurement requirements for renewable energy production. Thirty states and the District of Columbia have adopted a renewable portfolio standard that requires regulated utilities to procure a specified percentage of total electricity delivered to customers in the state from eligible renewable energy sources, such as solar energy systems, by a specified date. California’s renewable portfolio standard requires all utilities in the state to source 33% of their electric generation from renewable resources by 2020.

Corporate History

We were originally incorporated in Delaware on January 30, 2002 as MachineTalker, Inc.  In September 2010, we shifted our engineering and research focus to developing a new means for generating solar-produced electrical power for use in the manufacture of highly efficient solar cells.  In July 2010, we changed our company name to Solar3D, Inc. in order to better reflect our new business plan and filed for patent protection covering our new concepts for 3D solar cell designs.  On January 31, 2014, we acquired 100% of the stock of Solar United Networks, Inc., a California corporation, which we believe is one of the fastest growing providers of solar systems in California and in the United States. On March 2, 2015, we acquired MD Energy.

Our principal executive offices are located at 26 West Mission Avenue, Suite 8, Santa Barbara, CA 93101 and our telephone number is (805) 690-9000. Our web site address is www.solar3d.com. Information contained in or accessible through our website does not constitute part of this prospectus supplement or the accompanying prospectus.

Available Information

We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission, referred to herein as the SEC. Our SEC filings, including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act are available to the public free of charge over the Internet at our website at http://www.solar3d.com or at the SEC’s web site at http://www.sec.gov. Our SEC filings will be available on our website as soon as reasonably practicable after we have electronically filed or furnished them to the SEC. Information contained on our website is not incorporated by reference into this 10-K. You may also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. You can view our Code of Conduct and Ethics and the charters for each of our committees of the Board of Directors free of charge on the corporate governance section of our website.

Item 1A.  Risk Factors.

Our business and operations are subject to a number of significant risks and uncertainties as described below. However, the risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we may currently deem immaterial, may become important factors that could harm our business, financial condition or results of operations. If any of the following risks actually occur, our business, financial condition or results of operations could suffer materially.

Risks Related to Our Financial Position and Capital Requirements

We have a limited operating history, which could make it difficult to accurately evaluate our business and prospects.

Although we were formed in January 2002, we did not begin selling solar systems until we acquired SUNworks in January 2014. Also, we only recently acquired MD Energy in March 2015. Management believes that our success will depend in large part on our ability to continue to successfully sell solar systems in California and Nevada against determined competition, to consummate synergistic acquisitions, and on the industry’s acceptance of our 3D solar cell technology as an alternative to traditional energy sources.  We intend to continue to invest in acquisitions, improvements in solar systems and in completing development of our 3D solar cell technology.  We cannot assure you at this time that we will operate profitably or that we will have adequate working capital to meet our obligations as they become due.

We have incurred significant losses since inception.

We had an accumulated deficit of $40,819,434 and $15,947,107 on December 31, 2014 and December 31, 2013, respectively. We continue to incur research and development and other expenses related to our ongoing and acquired operations. We have incurred operating losses since our inception, may continue to incur operating losses for the foreseeable future, and we expect that these losses may increase as we: (i) expand our corporate infrastructure and (ii) continue to commercialize our products.  As such, we are subject to all risks incidental to the sales and development of new solar energy products and related companion diagnostics, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business.

We may require substantial additional funding which may not be available to us on acceptable terms, or at all. If we fail to raise the necessary additional capital, we may be unable to complete the development and commercialization of our products, or continue our development programs.

Our operations have consumed substantial amounts of cash since inception. We expect to significantly increase our spending to commercialize our products, including building our own commercial organizations to address certain markets. We will require additional capital for the further sale, development and commercialization of our products, as well as to fund our other operating expenses and capital expenditures.

We cannot be certain that additional funding will be available on acceptable terms, or at all. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us we may have to significantly delay, scale back or discontinue corporate acquisitions and the commercialization of products. Any of these events could significantly harm our business, financial condition and prospects.

Our future capital requirements will depend on many factors, including:

•	the progress of the sales and development of our products;
•	the costs involved in filing and prosecuting patent applications and enforcing or defending patent claims;
•	our plans to establish sales, marketing and/or manufacturing capabilities;
•	the effect of competing technological and market developments;
•	the terms and timing of any collaborative, licensing and other arrangements that we may establish;
•	general market conditions for offerings from solar energy companies;
•	our ability to establish, enforce and maintain selected strategic alliances and activities required for product commercialization;
•	our revenues from successful sales, development and commercialization of our products; and
•	the continued availability of government financial incentives and regulations encouraging customer orders for solar power installations.

In order to carry out our business plan and implement our strategy, we anticipate that we will need to obtain additional financing from time to time and may choose to raise additional funds through strategic collaborations, public or private equity or debt financing, bank lines of credit, asset sales, government grants, or other arrangements. We cannot be sure that any additional funding, if needed, will be available on terms favorable to us or at all. Furthermore, any additional equity or equity-related financing may be dilutive to our stockholders, and debt or equity financing, if available, may subject us to restrictive covenants and significant interest costs.

Our inability to raise capital when needed could harm our business, financial condition and results of operations, and could cause our stock price to decline or require that we wind down our operations altogether.

Risks Related to Our Business and Industry

A material reduction in the retail price of traditional utility generated electricity or electricity from other sources could harm our business, financial condition, results of operations and prospects.

We believe that a significant number of our customers decide to buy solar energy because they want to pay less for electricity than what is offered by the traditional utilities. However, distributed residential solar energy has yet to achieve broad market adoption as evidenced by the fact that distributed solar has penetrated less than 1% of its total addressable market in the U.S. residential sector.

The customer’s decision to choose solar energy may also be affected by the cost of other renewable energy sources. Decreases in the retail prices of electricity from the traditional utilities or from other renewable energy sources would harm our ability to offer competitive pricing and could harm our business. The price of electricity from traditional utilities could decrease as a result of:

•	construction of a significant number of new power generation plants, including plants utilizing natural gas, nuclear, coal, renewable energy or other generation technologies;
•	relief of transmission constraints that enable local centers to generate energy less expensively;
•	reductions in the price of natural gas;
•	utility rate adjustment and customer class cost reallocation;
•	energy conservation technologies and public initiatives to reduce electricity consumption;
•	development of new or lower-cost energy storage technologies that have the ability to reduce a customer’s average cost of electricity by shifting load to off-peak times; or
•	development of new energy generation technologies that provide less expensive energy.

A reduction in utility electricity prices would make the purchase or the lease of our solar energy systems less economically attractive. If the retail price of energy available from traditional utilities were to decrease due to any of these reasons, or other reasons, we would be at a competitive disadvantage, we may be unable to attract new customers and our growth would be limited.

Existing electric utility industry regulations, and changes to regulations, may present technical, regulatory and economic barriers to the purchase and use of solar energy systems that may significantly reduce demand for our solar energy systems.

Federal, state and local government regulations and policies concerning the electric utility industry, and internal policies and regulations promulgated by electric utilities, heavily influence the market for electricity generation products and services. These regulations and policies often relate to electricity pricing and the interconnection of customer-owned electricity generation. In the United States, governments and utilities continuously modify these regulations and policies. These regulations and policies could deter customers from purchasing renewable energy, including solar energy systems. This could result in a significant reduction in the potential demand for our solar energy systems. For example, utilities commonly charge fees to larger, industrial customers for disconnecting from the electric grid or for having the capacity to use power from the electric grid for back-up purposes. These fees could increase our customers’ cost to use our systems and make them less desirable, thereby harming our business, prospects, financial condition and results of operations. In addition, depending on the region, electricity generated by solar energy systems competes most effectively with expensive peak-hour electricity from the electric grid, rather than the less expensive average price of electricity. Modifications to the utilities’ peak hour pricing policies or rate design, such as to a flat rate, would require us to lower the price of our solar energy systems to compete with the price of electricity from the electric grid.

In addition, any changes to government or internal utility regulations and policies that favor electric utilities could reduce our competitiveness and cause a significant reduction in demand for our products and services. For example, certain jurisdictions have proposed assessing fees on customers purchasing energy from solar energy systems or imposing a new charge that would disproportionately impact solar energy system customers who utilize net metering, either of which would increase the cost of energy to those customers and could reduce demand for our solar energy systems. For example, California has adopted and implemented Assembly Bill 327, which has directly revised the caps on net metering applicable to each utility in the state, and further mandates that the California Public Utilities Commission, or CPUC, study net metering and craft an updated program that may result in future charges being imposed on our customers in California. It is possible these charges could be imposed on not just future customers but our existing customers, causing a potentially significant consumer relations problem and harming our reputation and business. Due to the concentration of almost all of our business in California, any such changes in these markets would be particularly harmful to our business, results of operations and future growth.

Our growth strategy depends on the widespread adoption of solar power technology.

The market for solar power products is emerging and rapidly evolving, and its future success is uncertain. If solar power technology proves unsuitable for widespread commercial deployment or if demand for solar power products fails to develop sufficiently, we would be unable to generate enough revenues to achieve and sustain profitability and positive cash flow.  The factors influencing the widespread adoption of solar power technology include but are not limited to:

	cost-effectiveness of solar power technologies as compared with conventional and non-solar alternative energy technologies;
	performance and reliability of solar power products as compared with conventional and non-solar alternative energy products;

fluctuations in economic and market conditions which impact the viability of conventional and non-solar alternative energy sources, such as increases or decreases in the prices of oil and other fossil fuels;

	continued deregulation of the electric power industry and broader energy industry; and
	availability of governmental subsidies and incentives.

Our business currently depends on the availability of rebates, tax credits and other financial incentives. The expiration, elimination or reduction of these rebates, credits and incentives would adversely impact our business.

U.S. federal, state and local government bodies provide incentives to end users, distributors, system integrators and manufacturers of solar energy systems to promote solar electricity in the form of rebates, tax credits and other financial incentives such as system performance payments and payments for renewable energy credits associated with renewable energy generation. We rely on these governmental rebates, tax credits and other financial incentives to lower the cost of installing solar systems and to incent customers to purchase solar systems. These incentives enable us to lower the price we charge customers for energy and for our solar energy systems. However, these incentives may expire on a particular date, end when the allocated funding is exhausted, or be reduced or terminated as solar energy adoption rates increase. These reductions or terminations often occur without warning.

The federal government currently offers a 30% investment tax credit under Section 48(a)(3) of the Internal Revenue Code, or the Federal ITC, for the installation of certain solar power facilities until December 31, 2016. This credit is due to adjust to 10% in 2017. Solar energy systems that began construction prior to the end of 2011 were eligible to receive a 30% federal cash grant paid by the U.S. Treasury Department under Section 1603 of the American Recovery and Reinvestment Act of 2009, or the U.S. Treasury grant, in lieu of the Federal ITC. Pursuant to the Budget Control Act of 2011, U.S. Treasury grants are subject to sequestration beginning in 2013. Specifically, U.S. Treasury grants made on or after March 1, 2013 through September 30, 2013 will be reduced by 8.7%, and U.S. Treasury grants made on or after October 1, 2013 through September 30, 2014 will be reduced by 7.2%, regardless of when the U.S. Treasury received the application. Applicable authorities may adjust or decrease incentives from time to time or include provisions for minimum domestic content requirements or other requirements to qualify for these incentives.

Reductions in, or eliminations or expirations of, governmental incentives could adversely impact our results of operations and ability to compete in our industry by increasing our cost of capital, causing us to increase the prices of our energy and solar energy systems, and reducing the size of our addressable market. In addition, this would adversely impact our ability to attract investment partners and to form new financing funds and our ability to offer attractive financing to prospective customers.

Net metering and related policies to offer competitive pricing to our customers in our current markets, and changes to net metering policies may significantly reduce demand for electricity from our solar energy systems.

Forty-four states have a regulatory policy known as net energy metering, or net metering. Each of the states where we currently serve customers has adopted a net metering policy. Net metering typically allows our customers to interconnect their on-site solar energy systems to the utility grid and offset their utility electricity purchases by receiving a bill credit at the utility’s retail rate for energy generated by their solar energy system that is exported to the grid in excess of the electric load used by the customers. At the end of the billing period, the customer simply pays for the net energy used or receives a credit at the retail rate if more energy is produced than consumed. Utilities operating in states without a net metering policy may receive solar electricity that is exported to the grid when there is no simultaneous energy demand by the customer without providing retail compensation to the customer for this generation.

Our ability to sell solar energy systems and the electricity they generate may be adversely impacted by the failure to expand existing limits on the amount of net metering in states that have implemented it, the failure to adopt a net metering policy where it currently is not in place, the imposition of new charges that only or disproportionately impact customers that utilize net metering, or reductions in the amount or value of credit that customers receive through net metering. Our ability to sell solar energy systems and the electricity they generate also may be adversely impacted by the unavailability of expedited or simplified interconnection for grid-tied solar energy systems or any limitation on the number of customer interconnections or amount of solar energy that utilities are required to allow in their service territory or some part of the grid. If such charges are imposed, the cost savings associated with switching to solar energy may be significantly reduced and our ability to attract future customers and compete with traditional utility providers could be impacted.

Limits on net metering, interconnection of solar energy systems and other operational policies in key markets could limit the number of solar energy systems installed in those markets. For example, California utilities limit net metering credit to 5% of the utilities’ aggregate customer peak demand. California has adopted legislation to establish a process and timeline for developing a new net metering program with no cap on participation. If the caps on net metering in California and other jurisdictions are reached or if the amount or value of credit that customers receive for net metering is significantly reduced, future customers will be unable to recognize the current cost savings associated with net metering. We rely substantially on net metering when we establish competitive pricing for our prospective customers and the absence of net metering for new customers would greatly limit demand for our solar energy systems.

Our business depends in part on the regulatory treatment of third-party owned solar energy systems.

Our leases and any power purchase agreements are third-party ownership arrangements. Sales of electricity by third parties face regulatory challenges in some states and jurisdictions. Other challenges pertain to whether third-party owned systems qualify for the same levels of rebates or other non-tax incentives available for customer-owned solar energy systems, whether third-party owned systems are eligible at all for these incentives, and whether third-party owned systems are eligible for net metering and the associated significant cost savings. Reductions in, or eliminations of, this treatment of these third-party arrangements could reduce demand for our systems, adversely impact our access to capital and could cause us to increase the price we charge our customers for energy.

Our ability to provide solar energy systems to customers on an economically viable basis depends on our ability to help customers arrange financing for such systems.

Our solar energy systems have been eligible for Federal ITCs or U.S. Treasury grants, as well as depreciation benefits. We have relied on, and will continue to rely on, financing structures that monetize a substantial portion of those benefits and provide financing for our solar energy systems. With the lapse of the U.S. Treasury grant program, we anticipate that our customers’ reliance on these tax-advantaged financing structures will increase substantially. If, for any reason, our customers were unable to continue to monetize those benefits through these arrangements, we may be unable to provide and maintain solar energy systems for new customers on an economically viable basis.

The availability of this tax-advantaged financing depends upon many factors, including:

•	the state of financial and credit markets;
•	changes in the legal or tax risks associated with these financings; and
•	non-renewal of these incentives or decreases in the associated benefits.

Under current law, the Federal ITC will be reduced from approximately 30% of the cost of the solar energy systems to approximately 10% for solar energy systems placed in service after December 31, 2016. In addition, U.S. Treasury grants are no longer available for new solar energy systems. Changes in existing law and interpretations by the Internal Revenue Service and the courts could reduce the willingness of funding sources to provide funds to customers of these solar energy systems. We cannot assure you that this type of financing will be available to our customers. If, for any reason, we are unable to find financing for solar energy systems, we may no longer be able to provide solar energy systems to new customers on an economically viable basis. This would have a material adverse effect on our business, financial condition and results of operations.

Rising interest rates could adversely impact our business.

Increases in interest rates could have an adverse impact on our business by increasing our cost of capital which would increase our interest expense and make acquisitions more expensive to undertake.

Further, rising interest rates may negatively impact our ability to arrange financing for our customers on favorable terms to facilitate our customers’ purchases of our solar energy systems.  The majority of our cash flows to date have been from the sales of solar energy systems.  Rising interest rates may have the effect of depressing the sales of solar energy systems because many consumers finance their purchases.

As a result, an increase in interest rates may negatively affect our costs and reduce our revenues which would have an adverse effect on our business, financial condition and results of operations.

Our inability to arrange financing could hurt our future business.

On a global scale, we also compete, on a cost basis, with traditional utilities that supply electricity to our potential customers and with companies that are not regulated like traditional utilities but that have access to the traditional utility electricity transmission and distribution infrastructure pursuant to state and local pro-competitive and consumer choice policies.  Our advantage over traditional utilities is that we offer customers the opportunity to create their own electricity and detach from the traditional electrical grid.  To offer customers the opportunity, we often have to arrange financing for our customers as solar projects have received limited financing from traditional lending sources.  Our objective is to arrange the most flexible terms that meet the needs and wants of the customer. Although we do not provide financing ourselves, we have relationships to arrange financing with numerous private and public sources, including PACE (Property Assessed Clean Energy) Programs, which are programs that involve both municipal governments and private financing companies that allows property owners to receive upfront funding for renewable energy projects, and Farm Credit financing offered by a network of lending institutions.  Our inability to arrange financing through these or other source could adversely affect our business and results of operations.

If we cannot compete successfully against other solar and energy companies, we may not be successful in developing and commercializing our technology and our business will suffer.

The solar and energy industries are characterized by intense competition and rapid technological advances, both in the United States and internationally. We will compete with a number of existing and future technologies and product candidates developed, manufactured and marketed by others. Many of these competitors have validated technologies with products already in various stages of development. In addition, many of these competitors, either alone or together with their collaborative partners, operate larger research and development programs and have substantially greater financial resources than we do, as well as significantly greater experience.

We compete with solar companies with business models that are similar to ours. In addition, we compete with solar companies in the downstream value chain of solar energy. For example, we face competition from purely finance driven organizations that acquire customers and then subcontract out the installation of solar energy systems, from installation businesses that seek financing from external parties, from large construction companies and utilities, and increasingly from sophisticated electrical and roofing companies. Some of these competitors specialize in the residential solar energy market, and some may provide energy at lower costs than we do. Further, some of our competitors are integrating vertically in order to ensure supply and to control costs. Many of our competitors also have significant brand name recognition and have extensive knowledge of our target markets. For us to remain competitive, we must distinguish ourselves from our competitors by offering an integrated approach that successfully competes with each level of products and services offered by our competitors at various points in the value chain. If our competitors develop an integrated approach similar to ours including sales, financing, engineering, manufacturing, installation, maintenance and monitoring services, this could reduce our marketplace differentiation.

Because we will be competing against significantly larger companies with established track records, we will have to demonstrate that, based on experience, and other factors, our products, are competitive with other products or we may not be able to reach or maintain profitable sales levels.

Adverse economic conditions may have material adverse consequences on our business, results of operations and financial condition.

Unpredictable and unstable changes in economic conditions, including recession, inflation, increased government intervention, or other changes, may adversely affect our general business strategy. We rely upon our ability to generate additional sources of liquidity and we may need to raise additional funds through public or private debt or equity financings in order to fund existing operations or to take advantage of opportunities, including acquisitions of complementary businesses or technologies. Any adverse event would have a material adverse impact on our business, results of operations and financial condition.

Our business is concentrated in certain markets, putting us at risk of region specific disruptions.

As of December 31, 2014, 100% of our total installations were in California and all of our offices were located in California. In January SUNworks opened a satellite office in Reno, NV and began selling in the residential market.  We expect much of our near-term future growth to occur in California and Nevada, further concentrating our customer base and operational infrastructure. Accordingly, our business and results of operations are particularly susceptible to adverse economic, regulatory, political, weather and other conditions in such markets and in other markets that may become similarly concentrated.

Substantially all of our business is conducted primarily using one channel, direct-selling.

While we are in the process of evaluating different distribution channels, currently substantially all of our business is conducted using direct-selling. We compete against companies that sell solar energy systems to customers through a number of distribution channels, including homebuilders, home improvement stores, large construction, electrical and roofing companies and other third parties and companies that access customers through relationships with third parties in addition to other direct-selling companies. This single distribution channel may place us at a disadvantage with consumers who prefer to purchase products through these other distribution channels. Additionally, we are vulnerable to changes in laws related to direct marketing as regulations have limited unsolicited residential sales calls and may impose additional restrictions. If additional laws affecting direct marketing are passed in the markets in which we operate, it could take time to train our sales force to comply with such laws, and we may be exposed to fines or other penalties for violations of such laws. If we fail to compete effectively through our direct-selling efforts or are not successful in executing our strategy to sell our solar energy systems through other channels, our financial condition, results of operations and growth prospects will be adversely affected.

If we are unable to retain and recruit qualified technicians and advisors, or if our key executives, key employees or consultants discontinue his or her employment or consulting relationship with us, it may delay our development efforts or otherwise harm our business.

We may not be able to attract or retain qualified management or technical personnel in the future due to the intense competition for qualified personnel among solar, energy and other businesses. Our industry has experienced a high rate of turnover of management personnel in recent years. If we are not able to attract, retain and motivate necessary personnel to accomplish our business objectives, we may experience constraints that will significantly impede the successful development of any product candidates, our ability to raise additional capital and our ability to implement our overall business strategy.

We are highly dependent on members of our management and technical staff, especially James B. Nelson, our Chief Executive Officer and President. Our success also depends on our ability to continue to attract, retain and motivate highly skilled junior, mid-level, and senior managers as well as junior, mid-level, and senior technical personnel. The loss of any of our executive officers, key employees or consultants and our inability to find suitable replacements could impede the achievement of our research and development objectives, potentially harm our business, financial condition and prospects. We may be unable to attract and retain personnel on acceptable terms given the competition among solar and energy companies, universities and non-profit research institutions for experienced scientists. Certain of our current officers, directors, scientific advisors and/or consultants or certain of the officers, directors, scientific advisors and/or consultants hereafter appointed may from time to time serve as officers, directors, scientific advisors and/or consultants of other solar and energy companies. We do not maintain “key man” insurance policies on any of our officers or employees.  Other than the senior management of SUNworks and MD Energy, all of our employees are employed “at will” and, therefore, each employee may leave our employment and join a competitor at any time.

We plan to grant stock options, restricted stock grants, or other forms of equity awards in the future as a method of attracting and retaining employees, motivating performance and aligning the interests of employees with those of our stockholders. If we are unable to implement and maintain equity compensation arrangements that provide sufficient incentives, we may be unable to retain our existing employees and attract additional qualified candidates. If we are unable to retain our existing employees, including qualified scientific personnel, and attract additional qualified candidates, our business and results of operations could be adversely affected.

The execution of our business plan and development strategy may be seriously harmed if integration of our senior management team is not successful.

As we continue to grow and acquire new businesses like MD Energy, we have experienced and we may continue to experience significant changes in our senior management team. Specifically, three new board members and our chief financial officer have joined us since December 2014. Further, we have added senior management through our acquisitions.  As a result, our ability to integrate the board and senior management team and our ability to effectively manage our business may affect the successful operations of our business.

We may not successfully implement our business model.

Our business model is predicated on our ability to provide solar systems at a profit, and our growth through strategic acquisitions.  We intend to continue to operate as we have previously with sourcing and marketing methods that we have used successfully in the past.  However, we cannot assure that our methods will continue to attract new customers nor that we can maintain the same profitability in the very competitive solar systems marketplace.  We are actively seeking to acquire additional companies that are complementary to ours, and that make a profit.  We cannot guarantee that such companies are available or that we can sustain their performance after we acquire them.

Further, we intend to develop our proprietary technology.  We intend to outsource manufacturing and/or to license the proprietary technology to customers for production in their own facilities. We cannot assure that customers will license our technology, to produce it in their own facilities or that various industries will adopt our 3D solar cell technology in the volume that we project, or that prospective customers will agree to pay the prices that we propose to charge.

In the event our customers resist paying the prices projected in our business plan to purchase solar installations or to license our 3D solar cell technology, our business, financial condition, and results of operations will be materially and adversely affected.

We will need to increase the size of our company and may not effectively manage our growth.

Our success will depend upon growing our business and our employee base. Over the next 12 months, we plan to add additional employees to assist us with operations, sales, finance, administration and research and development. Our future growth, if any, may cause a significant strain on our management, and our operational, financial and other resources. Our ability to manage our growth effectively will require us to implement and improve our operational, financial and management systems and to expand, train, manage and motivate our employees. These demands may require the hiring of additional management personnel and the development of additional expertise by management. Any increase in resources devoted to research and product development without a corresponding increase in our operational, financial and management systems could have a material adverse effect on our business, financial condition, and results of operations.

We may not realize the anticipated benefits of past or future acquisitions, and integration of these acquisitions may disrupt our business and management.

We acquired SUNworks in January 2014 and completed our acquisition of MD Energy in March 2015. Our growth strategy is dependent on the success of these acquisitions and in the future we may acquire additional companies, project pipelines, products or technologies or enter into joint ventures or other strategic initiatives. We may not realize the anticipated benefits of this acquisition or any other future acquisition, and any acquisition has numerous risks. These risks include the following:

•	difficulty in assimilating the operations and personnel of the acquired company;
•	difficulty in effectively integrating the acquired technologies or products with our current technologies;

•	difficulty in maintaining controls, procedures and policies during the transition and integration;
•	disruption of our ongoing business and distraction of our management and employees from other opportunities and challenges due to integration issues;
•	difficulty integrating the acquired company’s accounting, management information and other administrative systems;
•	inability to retain key technical and managerial personnel of the acquired business;
•	inability to retain key customers, vendors and other business partners of the acquired business;
•	inability to achieve the financial and strategic goals for the acquired and combined businesses;
•	incurring acquisition-related costs or amortization costs for acquired intangible assets that could impact our operating results;
•	potential failure of the due diligence processes to identify significant issues with product quality, intellectual property infringement and other legal and financial liabilities, among other things;
•	potential inability to assert that internal controls over financial reporting are effective; and
•	potential inability to obtain, or obtain in a timely manner, approvals from governmental authorities, which could delay or prevent such acquisitions.

Mergers and acquisitions of companies are inherently risky and, if we do not complete the integration of acquired businesses successfully and in a timely manner, we may not realize the anticipated benefits of the acquisitions to the extent anticipated, which could adversely affect our business, financial condition or results of operations.

We may be subject to claims arising from the operations of our various businesses for periods prior to the dates we acquired them.

We may be subject to claims or liabilities arising from the ownership or operation of acquired businesses for the periods prior to our acquisition of them, including environmental, employee-related and other liabilities and claims not covered by insurance. These claims or liabilities could be significant. Our ability to seek indemnification from the former owners of our acquired businesses for these claims or liabilities may be limited by various factors, including the specific time, monetary or other limitations contained in the respective acquisition agreements and the financial ability of the former owners to satisfy our indemnification claims. In addition, insurance companies may be unwilling to cover claims that have arisen from acquired businesses or locations, or claims may exceed the coverage limits that our acquired businesses had in effect prior to the date of acquisition. If we are unable to successfully obtain insurance coverage of third-party claims or enforce our indemnification rights against the former owners, or if the former owners are unable to satisfy their obligations for any reason, including because of their current financial position, we could be held liable for the costs or obligations associated with such claims or liabilities, which could adversely affect our financial condition and results of operations.

With respect to providing electricity on a price-competitive basis, solar systems face competition from traditional regulated electric utilities, from less-regulated third party energy service providers and from new renewable energy companies.

The solar energy and renewable energy industries are both highly competitive and continually evolving as participants strive to distinguish themselves within their markets and compete with large traditional utilities. We believe that our primary competitors are the traditional utilities that supply electricity to our potential customers. Traditional utilities generally have substantially greater financial, technical, operational and other resources than we do. As a result, these competitors may be able to devote more resources to the research, development, promotion and sale of their products or respond more quickly to evolving industry standards and changes in market conditions than we can. Traditional utilities could also offer other value-added products or services that could help them to compete with us even if the cost of electricity they offer is higher than ours. In addition, a majority of utilities’ sources of electricity is non-solar, which may allow utilities to sell electricity more cheaply than electricity generated by our solar energy systems.

We also compete with companies that are not regulated like traditional utilities but that have access to the traditional utility electricity transmission and distribution infrastructure pursuant to state and local pro-competitive and consumer choice policies. These energy service companies are able to offer customers electricity supply-only solutions that are competitive with our solar energy system options on both price and usage of renewable energy technology while avoiding the long-term agreements and physical installations that our current fund-financed business model requires. This may limit our ability to attract new customers, particularly those who wish to avoid long-term contracts or have an aesthetic or other objection to putting solar panels on their roofs.

As the solar industry grows and evolves, we will also face new competitors who are not currently in the market. Our industry is characterized by low technological barriers to entry and well-capitalized companies could choose to enter the market and compete with us. Our failure to adapt to changing market conditions and to compete successfully with existing or new competitors will limit our growth and will have a material adverse effect on our business and prospects.

Developments in alternative technologies or improvements in distributed solar energy generation may materially adversely affect demand for our offerings.

Significant developments in alternative technologies, such as advances in other forms of distributed solar power generation, storage solutions such as batteries, the widespread use or adoption of fuel cells for residential or commercial properties or improvements in other forms of centralized power production may materially and adversely affect our business and prospects in ways we do not currently anticipate. Any failure by us to adopt new or enhanced technologies or processes, or to react to changes in existing technologies, could materially delay deployment of our solar energy systems, which could result in product obsolescence, the loss of competitiveness of our systems, decreased revenue and a loss of market share to competitors.

Due to the limited number of suppliers in our industry, the acquisition of any of these suppliers by a competitor or any shortage, delay, price change, imposition of tariffs or duties or other limitation in our ability to obtain components or technologies we use could result in sales and installation delays, cancellations and loss of market share.

While we purchase our products from several different suppliers, if one or more of the suppliers that we rely upon to meet anticipated demand ceases or reduces production due to its financial condition, acquisition by a competitor or otherwise, is unable to increase production as industry demand increases or is otherwise unable to allocate sufficient production to us, it may be difficult to quickly identify alternate suppliers or to qualify alternative products on commercially reasonable terms, and our ability to satisfy this demand may be adversely affected. There are a limited number of suppliers of solar energy system components and technologies. While we believe there are other sources of supply for these products available, transitioning to a new supplier may result in additional costs and delays in acquiring our solar products and deploying our systems. These issues could harm our business or financial performance.

In addition, the acquisition of a component supplier or technology provider by one of our competitors could limit our access to such components or technologies and require significant redesigns of our solar energy systems or installation procedures and have a material adverse effect on our business.

There have also been periods of industry-wide shortages of key components, including solar panels, in times of rapid industry growth. The manufacturing infrastructure for some of these components has a long lead-time, requires significant capital investment and relies on the continued availability of key commodity materials, potentially resulting in an inability to meet demand for these components. The solar industry is currently experiencing rapid growth and, as a result, shortages of key components, including solar panels, may be more likely to occur, which in turn may result in price increases for such components. Even if industry-wide shortages do not occur, suppliers may decide to allocate key components with high demand or insufficient production capacity to more profitable customers, customers with long-term supply agreements or customers other than us and our supply of such components may be reduced as a result.

Typically, we purchase the components for our solar energy systems on an as-needed basis and do not operate under long-term supply agreements. All of our purchases are denominated in U.S. dollars. Since our revenue is also generated in U.S. dollars we are mostly insulated from currency fluctuations. However, since our suppliers often incur a significant amount of their costs by purchasing raw materials and generating operating expenses in foreign currencies, if the value of the U.S. dollar depreciates significantly or for a prolonged period of time against these other currencies this may cause our suppliers to raise the prices they charge us, which could harm our financial results. Since we purchase almost all of the solar photovoltaic modules we use from China, we are particularly exposed to exchange rate risk from increases in the value of the Chinese Renminbi. In addition, the U.S. government has recently imposed tariffs on solar cells manufactured in China and is investigating pricing practices concerning solar panels manufactured in China and Taiwan that contain solar cells produced in other countries, at the conclusion of which it could impose additional tariffs or duties. Any such tariffs or duties, or shortages, delays, price changes or other limitation in our ability to obtain components or technologies we use could limit our growth, cause cancellations or adversely affect our profitability, and result in loss of market share and damage to our brand.

Our business has benefited from the declining cost of solar panels, and our financial results may be harmed now that the cost of solar panels has stabilized and could increase in the future, including as a result of increases in the cost of solar panels or tariffs on imported solar panels imposed by the U.S. government.

The declining cost of solar panels and the raw materials necessary to manufacture them has been a key driver in the pricing of our solar energy systems and customer adoption of this form of renewable energy. With the stabilization or increase of solar panel and raw materials prices, our growth could slow, and our financial results could suffer. Further, the cost of solar panels and raw materials could increase in the future due to tariff penalties or other factors.

The U.S. government has imposed tariffs on solar cells manufactured in China. Based on determinations by the U.S. government under the 2012 solar trade case, the anti-dumping and countervailing tariff rates range from approximately 33%-255%. Such anti-dumping and countervailing tariffs are subject to annual review and may be increased or decreased. Under the most recent preliminary annual review, the tariff rates under the 2012 trade case covering solar cells manufactured in China have been decreased. These tariffs have increased the price of solar panels containing Chinese-manufactured solar cells. In the past, we purchased a significant portion of the solar panels used in our solar energy systems from manufacturers based in China. Currently, many of the solar panels we purchase contain components from China or Taiwan. The purchase price of solar panels containing solar cells manufactured in China reflects these tariff penalties. While solar panels containing solar cells manufactured outside of China are not subject to these tariffs, the prices of these solar panels are, and may continue to be, more expensive than panels produced using Chinese solar cells, before giving effect to the tariff penalties.

In addition, the U.S. government is conducting trade investigations relating to solar modules manufactured in China (with cells from other countries) and cells manufactured in Taiwan. In early January 2015, the U.S. government announced its affirmative final determinations in both the countervailing duty and anti-dumping cases against China and in the anti-dumping case again Taiwan. The new preliminary tariffs do not apply to modules with Chinese solar cells. Those modules are still covered by the existing tariffs from the first 2012 trade case.

If additional tariffs are imposed or other negotiated outcomes occur, our ability to purchase these products on competitive terms or to access specialized technologies from those countries could be limited. Any of those events could harm our financial results by requiring us to account for the cost of trade penalties or to purchase solar panels or other system components from alternative, higher-priced sources.

We act as the licensed general contractor for our customers and are subject to risks associated with construction, cost overruns, delays, regulatory compliance and other contingencies, any of which could have a material adverse effect on our business and results of operations.

We are a licensed contractor and we are responsible for every customer installation. We are the general contractor, electrician, construction manager and installer for all our solar energy systems. We may be liable to customers for any damage we cause to their home, belongings or property during the installation of our systems. For example, we penetrate our customers’ roofs during the installation process and may incur liability for the failure to adequately weatherproof such penetrations following the completion of installation of solar energy systems. In addition, because the solar energy systems we deploy are high-voltage energy systems, we may incur liability for the failure to comply with electrical standards and manufacturer recommendations. Because our profit on a particular installation is based in part on assumptions as to the cost of such project, cost overruns, delays or other execution issues may cause us to not achieve our expected results or cover our costs for that project.

In addition, the installation of solar energy systems is subject to oversight and regulation in accordance with national, state and local laws and ordinances relating to building, fire and electrical codes, safety, environmental protection, utility interconnection and metering, and related matters. We also rely on certain of our employees to maintain professional licenses in many of the jurisdictions in which we operate, and our failure to employ properly licensed personnel could adversely affect our licensing status in those jurisdictions. It is difficult and costly to track the requirements of every authority having jurisdiction over our operations and our solar energy systems. Any new government regulations or utility policies pertaining to our systems, or changes to existing government regulations or utility policies pertaining to our systems, may result in significant additional expenses to us and our customers and, as a result, could cause a significant reduction in demand for our systems.

Compliance with occupational safety and health requirements and best practices can be costly, and noncompliance with such requirements may result in potentially significant monetary penalties, operational delays and adverse publicity.

The installation of solar energy systems requires our employees to work at heights with complicated and potentially dangerous electrical systems. The evaluation and modification of buildings as part of the installation process requires our employees to work in locations that may contain potentially dangerous levels of asbestos, lead, mold or other materials known or believed to be hazardous to human health. We also maintain a fleet of trucks and other vehicles to support our installers and operations. There is substantial risk of serious injury or death if proper safety procedures are not followed. Our operations are subject to regulation under the U.S. Occupational Safety and Health Act, or OSHA, the U.S. Department of Transportation, or DOT, and equivalent state laws. Changes to OSHA or DOT requirements, or stricter interpretation or enforcement of existing laws or regulations, could result in increased costs. If we fail to comply with applicable OSHA regulations, even if no work-related serious injury or death occurs, we may be subject to civil or criminal enforcement and be required to pay substantial penalties, incur significant capital expenditures or suspend or limit operations. Because our installation employees are compensated on a per project basis, they are incentivized to work more quickly than installers that are compensated on an hourly basis. While we have not experienced a high level of injuries to date, this incentive structure may result in higher injury rates than others in the industry and could accordingly expose us to increased liability. In the past, we have had workplace accidents and received citations from OSHA regulators for alleged safety violations, resulting in fines. Any such accidents, citations, violations, injuries or failure to comply with industry best practices may subject us to adverse publicity, damage our reputation and competitive position and adversely affect our business.

Problems with product quality or performance may cause us to incur warranty expenses, damage our market reputation and prevent us from maintaining or increasing our market share.

If our products fail to perform as expected while under warranty, or if we are unable to support the warranties, sales of our products may be adversely affected or our costs may increase, and our business, results of operations and financial condition could be materially and adversely affected.

We may also be subject to warranty or product liability claims against us that are not covered by insurance or are in excess of our available insurance limits. In addition, quality issues can have various other ramifications, including delays in the recognition of revenue, loss of revenue, loss of future sales opportunities, increased costs associated with repairing or replacing products, and a negative impact on our goodwill and reputation. The possibility of future product failures could cause us to incur substantial expenses to repair or replace defective products. Furthermore, widespread product failures may damage our market reputation and reduce our market share causing sales to decline.

A failure to comply with laws and regulations relating to our interactions with current or prospective residential customers could result in negative publicity, claims, investigations, and litigation, and adversely affect our financial performance.

Our business substantially focuses on contracts and transactions with residential customers. We must comply with numerous federal, state and local laws and regulations that govern matters relating to our interactions with residential consumers, including those pertaining to privacy and data security, consumer financial and credit transactions, home improvement contracts, warranties, and door-to-door solicitation. These laws and regulations are dynamic and subject to potentially differing interpretations, and various federal, state and local legislative and regulatory bodies may expand current laws or regulations, or enact new laws and regulations, regarding these matters. Changes in these laws or regulations or their interpretation could dramatically affect how we do business, acquire customers, and manage and use information we collect from and about current and prospective customers and the costs associated therewith. We strive to comply with all applicable laws and regulations relating to our interactions with residential customers. It is possible, however, that these requirements may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. Our non-compliance with any such law or regulations could also expose the company to claims, proceedings, litigation and investigations by private parties and regulatory authorities, as well as substantial fines and negative publicity, each of which may materially and adversely affect our business. We have incurred, and will continue to incur, significant expenses to comply with such laws and regulations, and increased regulation of matters relating to our interactions with residential consumers could require us to modify our operations and incur significant additional expenses, which could have an adverse effect on our business, financial condition and results of operations.

A material weakness in our internal control over financial reporting relating to inadequate financial statement preparation and review procedures was identified in connection with the preparation of our consolidated financial statements

We have reported a material weakness in our internal control over financial reporting for the year ended December 31, 2013 related to our prior board structure, which lacked independent board members and an audit committee, which we have adequately addressed.  This weakness did not impact our ability to report financial information on a timely basis. Our internal infrastructure, however, may not be adequate to support our increased reporting obligations as a result of acquisitions and organic growth.  We may be unable to hire, train or retain necessary staff and may be reliant on engaging outside consultants or professionals to overcome our lack of experience or employees. If our internal infrastructure is inadequate, or we are unable to engage outside consultants or are otherwise unable to fulfill our public company obligations, it could have a material adverse effect on our business, financial condition, results of operations and cash flows.

If we experience a significant disruption in our information technology systems or if we fail to implement new systems and software successfully, our business could be adversely affected.

We depend on information systems throughout our company to control our manufacturing processes, process orders, manage inventory, process and bill shipments and collect cash from our customers, respond to customer inquiries, contribute to our overall internal control processes, maintain records of our property, plant and equipment, and record and pay amounts due vendors and other creditors. If we were to experience a prolonged disruption in our information systems that involve interactions with customers and suppliers, it could result in the loss of sales and customers and/or increased costs, which could adversely affect our overall business operation.

Seasonality may cause fluctuations in our financial results.

We often find that some customers tend to book projects by the end of a calendar year to realize the benefits of available subsidy programs prior to year-end.  This results in fourth quarter sales being more robust usually at the expense of the first quarter.  The first quarter in California often has rain, which also reduces our ability to install in that quarter relative to the remainder of the year.  In the future this seasonality may cause fluctuations in our financial results. In addition, other seasonality trends may develop and the existing seasonality that we experience may change.

Risks Relating to our Common Stock

The market price of our common stock may fluctuate significantly, and investors in our common stock may lose all or a part of their investment.

The market prices for securities of solar and energy companies have historically been highly volatile, and the market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. The market price of our common stock may fluctuate significantly in response to numerous factors, some of which are beyond our control, such as:

•	our failure to commercialize our product candidates;
•	unanticipated serious safety concerns related to the use of any of our product candidates;
•	adverse regulatory decisions;
•	changes in laws or regulations applicable to our product candidates;
•
legal disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our product candidates, and the results of any proceedings or lawsuits, including patent or stockholder litigation;

•	our dependence on third parties;
•	announcements of the introduction of new products by our competitors;
•	market conditions in the solar and energy sectors;
•	announcements concerning product development results or intellectual property rights of others;
•	future issuances of common stock or other securities;
•	the addition or departure of key personnel;
•	failure to meet or exceed any financial guidance or expectations regarding development milestones that we may provide to the public;
•	actual or anticipated variations in quarterly operating results;
•	our failure to meet or exceed the estimates and projections of the investment community;

•
overall performance of the equity markets and other factors that may be unrelated to our operating performance or the operating performance of our competitors, including changes in market valuations of similar companies;

•	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;
•	issuances of debt or equity securities;
•	sales of our common stock by us or our stockholders in the future;
•	trading volume of our common stock;
•	ineffectiveness of our internal controls;
•	publication of research reports about us or our industry or positive or negative recommendations or withdrawal of research coverage by securities analysts;
•	general political and economic conditions;
•	effects of natural or man-made catastrophic events; and,
•	other events or factors, many of which are beyond our control.

Further, the equity markets in general have recently experienced extreme price and volume fluctuations. Continued market fluctuations could result in extreme volatility in the price of our common stock, which could cause a decline in the value of our common stock. Price volatility of our common stock might worsen if the trading volume of our common stock is low. The realization of any of the above risks or any of a broad range of other risks, including those described in these “Risk Factors,” could have a dramatic and material adverse impact on the market price of our common stock.

Management will have broad discretion in determining how to use the proceeds of the March 2015 offering.

Our management will have broad discretion over the use of proceeds from the March 2015 offering, and we could spend the proceeds in ways our stockholders may not agree with or that do not yield a favorable return, if at all. We currently intend to use the net proceeds from the offering for general corporate purposes, including expanding our products and investments in our infrastructure, and for general working capital purposes.  We may also use a portion of the net proceeds to acquire or invest in businesses and products that are complementary to our own, although we have no current plans, commitments or agreements with respect to any acquisitions as of the date of this prospectus supplement. However, our use of these proceeds may differ substantially from our current plans. If we do not invest or apply the proceeds of the offering in ways that improve our operating results, we may fail to achieve expected financial results, which could cause our stock price to decline and could have an adverse effect on the market price of the warrants.

A substantial number of shares of common stock may be sold in the market, which may depress the market price for our common stock or the warrants.

Sales of a substantial number of shares of our common stock in the public market could cause the market price of our common stock to decline. A substantial majority of the outstanding shares of our common stock are, and the shares of common stock included in the units, or issuable upon exercise of the warrants included in the units, sold in the March 2015 offering upon issuance will be, freely tradable without restriction or further registration under the Securities Act of 1933, as amended. Because the warrants are exercisable into our common stock, volatility or a reduction in the market price of our common stock could have an adverse effect on the market price of the warrants.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

We lease approximately 850 square feet of office space in Santa Barbara, California, for $1,700 per month. Our one-year lease expired in September 2014 and is now on a month-to-month basis.

We also lease 19,140 square feet of mixed used space consisting of office and warehouse facilities in Roseville, California, at a monthly lease rate of $10,250. The lease expires in September 2019.  This space is SUNworks’ principal location and houses the majority of its personnel and assets.

We lease 2,340 square feet of mixed used space consisting of office and warehouse facilities in Reno, Nevada at monthly lease rate of $1,872. The lease expires in January 2016.

We lease approximately 6,000 square feet of office and warehouse space in Rancho Cucamonga, California for $4,010 per month. The lease expires in April 2016.  This space is utilized by MDE.

MD Energy also utilizes 400 square feet of office space in Palm Springs, California for $475 per month on an annual lease.

All of these properties are adequate for our current needs and we expect that we can extend our leases on these properties, or replace them with similar space, at approximately the same cost.

Item 3.  Legal Proceedings.

We are not currently a party to any legal proceedings that, individually or in the aggregate, are deemed to be material to our financial condition or results of operations.

Item 4.  Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock previously traded on the OTC QB under the symbol “SLTD.” The market for our common stock was often sporadic, volatile and limited.  On March 4, 2015 our common stock began to be traded on NASDAQ Capital Market under the same symbol.  We believe this exchange will address many of the concerns we had previously with the OTC market.

The following table shows the high and low bid quotations for our common stock as reported on the OTC QB market from January 1, 2013 through December 31, 2014.  The prices are adjusted to reflect a 26:1 reverse stock split of our outstanding common stock effected in February 2015. The prices reflect inter-dealer quotations, without retail markup, markdown or commissions, and may not represent actual transactions.

	High	Low
Fiscal Year 2013
First Quarter	$1.04	$0.54
Second Quarter	$0.55	$0.22
Third Quarter	$0.70	$0.31
Fourth Quarter	$1.22	$0.39
Fiscal Year 2014
First Quarter	$3.30	$0.78
Second Quarter	$2.16	$1.48
Third Quarter	$4.81	$1.57
Fourth Quarter	$8.19	$4.47

Holders of Common Stock.

On March 26, 2015, we had 113 registered holders of record of our common stock.

Dividends and dividend policy.

We have never declared or paid any dividends on our common stock and we do not anticipate paying dividends on our common stock at the present time. We currently intend to retain earnings, if any, for use in our business. We do not anticipate paying dividends in the foreseeable future.

Securities authorized for issuance under equity compensation plans.

We do not currently have any equity compensation plans in place. We have granted options and restricted stock awards to our officers and directors, but such issuances have not been pursuant to an equity incentive plan.

Recent Sales of Unregistered Securities.

None

Item 6.  Selected Financial Data

As a smaller reporting company, we are not required to provide the information under this item, pursuant to Regulation S-K Item 301(c).

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes appearing elsewhere in this annual report on Form 10-K. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under “Risk Factors” and elsewhere in this annual report on Form 10-K.

Overview

Solar3D provides photo voltaic (“PV”) based power systems for the residential, commercial and agricultural markets in California and Nevada.  Through our two operating subsidiaries, SUNworks and MD Energy, we design, arrange financing, integrate, install and manage systems ranging in size from 2kW (kilowatt) for residential loads to multi MW (megawatt) systems for larger commercial projects.  Commercial installations have included office buildings, manufacturing plants, warehouses, and agricultural facilities such as farms, wineries and dairies.  The Company provides a full range of installation services to our solar energy customers including design, system engineering, procurement, permitting, construction, grid connection, warranty, system monitoring and maintenance.  We currently have approximately 90 full time employees, including our chief executive officer, our chief financial officer, our director of technology, 80 employees at SUNworks, along with 7 employees at MD Energy.

SUNworks, our subsidiary serving the northern California market, was acquired in January of 2014.  SUNworks has installed over 300 systems in 2014, totaling 10 MW of capacity, which is a 100% increase over the approximately 150 systems installations in 2013.  Approximately 60% of SUNworks 2014 revenue was from sales to the commercial market, including the agricultural market, and approximately 40% of its revenue was from sales to the residential market.

MD Energy, which was acquired on March 2, 2015, focuses its operations on the commercial market for Southern California.  Similar to SUNworks, MD Energy designs, arranges financing, monitors and maintains solar systems, but outsources the physical construction of the systems. In 2014, MD Energy installed 14 systems totaling 3.35MW of capacity.

In addition to our core solar integrator business, Solar3D’s technology division has developed a patent-pending 3-dimensional solar cell technology that we believe has the potential to increase PV conversion efficiency thereby reducing the cost of the electricity generated.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include estimates used to review the Company’s goodwill, impairments and estimations of long-lived assets, revenue recognition on percentage of completion type contracts, allowances for uncollectible accounts, inventory valuation, valuations of non-cash capital stock issuances and the valuation allowance on deferred tax assets.  The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable in the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

Revenue Recognition

Revenues and related costs on construction contracts are recognized using the “percentage of completion method” of accounting in accordance with ASC 605-35, Accounting for Performance of Construction-Type and Certain Production Type Contracts (“ASC 605-35”). Under this method, contract revenues and related expenses are recognized over the performance period of the contract in direct proportion to the costs incurred as a percentage of total estimated costs for the entirety of the contract. Costs include direct material, direct labor, subcontract labor and any allocable indirect costs. All un-allocable indirect costs and corporate general and administrative costs are charged to the periods as incurred. However, in the event a loss on a contract is foreseen, the Company will recognize the loss, as it is determined. The Asset, “Costs and estimated earnings in excess of billings”, represents revenues recognized in excess of amounts billed on contracts in progress. The Liability, “Billings in excess of costs and estimated earnings”, represents billings in excess of revenues recognized on contracts in progress.

Results of Operations for the Years Ended December 31, 2014 and 2013

On February 25, 2015, the Company effected a 26:1 reverse stock split on its common stock.  All share amounts have been retrospectively revised to reflect the twenty six-for-one (26:1) reverse stock split. All common stock share and per share information in this report, including the accompanying consolidated financial statements and notes thereto, have been adjusted to reflect retrospective application of the reverse split, unless otherwise indicated.

REVENUE AND COST OF SALES

For the year ended December 31, 2014 the Company had revenue of $20,189,555 with $14,578,480 in cost of sales.  The revenue represents 11 months of activity from SUNworks following their acquisition on January 31, 2014.  SUNworks has installed over 300 systems in 2014, totaling 10 MW of capacity.  Approximately 60% of SUNworks 2014 revenue was from sales to the commercial market, including the agricultural market, and approximately 40% of its revenue was from sales to the residential market.

For the year ended December 31, 2013, the Company had no revenue or cost of sales.

SELLING AND MARKETING EXPENSES

Selling and marketing expenses for the year ended December 31, 2014 were $1,574,999 compared to zero for the year ended December 31, 2013 representing 11 months of SUNworks selling and marketing costs associated with operations.  SUNworks has specially-designed marketing efforts and tracking systems in place that enable us to attract new customers at a low cost and higher conversion rate than what we believe to be the industry average.  SUNworks utilizes several marketing tools and business strategies to differentiate itself from its competitors and attract new customers.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the year ended December 31, 2014 were $3,602,252 compared to $970,769 for the year ended December 31, 2013.  The 2014 increase of $2.6 million primarily represents expenses associated with 11 months of SUNworks operations, approximately $.6 million non-cash expense related to issuance of stock through restricted stock grants and approximately $.2 million in costs associated with the acquisition of SUNworks.  With each acquisition, we look to transition the majority of back office functions to Solar3D corporate headquarters to reduce costs and make our operations consistent across our subsidiaries.  We believe that our strategy of consolidating such functions as purchasing, supplier relations, accounting, human resources and other basic functions help to realize cost reductions and strategic synergies.

RESEARCH AND DEVELOPMENT

Research and development (“R&D”) costs increased by $3,953 to $112,518 for the year ended December 31, 2014 compared to $108,565 for the year ended December 31, 2013.  Our research costs have been for research and patent work for a 3-dimensional solar cell.  The novel 3D cell,is still in the development stage.

OTHER EXPENSES

Total other expenses increased for the year ended December 31, 2014 to $25,183,400 compared to $2,733,745 for the year ended December 31, 2013.  The increased expenses are due primarily to the $20,770,490 non-cash loss in 2014 due to the change of fair value of the derivative liabilities, an increase of $18,701,604 from 2013. The Company previously sold convertible promissory notes to certain accredited investors in 2013 and 2014 with conversion prices that were not fixed but varied with market prices and other conditions. Effective December 16, 2014, the Company entered into amendments to certain promissory notes held by investors to fix the conversion price which will eliminate any further derivative gains/losses.  Interest expense also increased for the year ended December 31, 2014 to $4,193,187 compared to $725,767 for the year ended December 31, 2013 due to the issuance of convertible promissory notes to fund the business and acquisition of SUNworks.

NET LOSS

Net loss increased to $24,872,328 for the year ended December 31, 2014, compared to $3,814,926 for the year ended December 31, 2013. The increase in net loss was primarily due to an increase in non cash amortization of debt discount, loss on change in derivative liability and the loss on settlement of debt associated with debt financing.  During 2014 operating income exceeded operating costs while 2013 operating costs exceeded sales.

Liquidity and Capital Resources

We had $414,123 in cash at December 31, 2014, as compared to $10,422 in cash at December 31, 2013.  We believe that the aggregate of our existing cash and cash equivalents, in addition to the funds available under our debt agreements and the funds raised in March 2015 our underwritten Offering described below, will be sufficient to meet our cash requirements for at least the next 12 months.

During the year ended December 31, 2014, we used $409,284 of cash for operating activities, as compared to $690,894 for the prior year ended December 31, 2013. The decrease of $281,610 in cash used in operating activities was a result of an increase in working capital from the acquisition of SUNworks is more than offset by overall net change in the net loss, depreciation, non-cash stock compensation costs, amortization of debt discount, loss on change in derivative, and loss on settlement of debt.

We used $628,854 cash in investing activities for the current year ended December 31, 2014, as compared to $27,321 used of for the prior year ended December 31, 2013.  The increase in cash used in 2014 is primarily due to cash paid for the acquisition of SUNworks and an increase in the purchase of equipment.

Cash provided by financing activities during the year ended December 31, 2014 was $1,465,000 as compared to $695,000 for the prior year ended December 31, 2013.  Our capital needs have primarily been met from the proceeds of equity financing in the form of convertible notes.

On January 31, 2014, the Company entered into a securities purchase agreement providing for the sale of four 4% convertible promissory notes in the aggregate principal amount of $1,750,000 as part of the consideration to acquire 100% of the total outstanding stock of SUN. The notes are convertible at any time after issuance into shares of fully paid and non-assessable shares of common stock. The conversion price is $0.52 per share until March 30, 2015, and thereafter the conversion price will be the greater of $0.52 or 50% of the average closing price of the common stock during the ten (10) consecutive trading days following the submission of the conversion notice. The notes are five (5) year notes and bear interest at the rate of 4% per annum.

In February and March 2014, $625,000 of the notes was converted into 1,201,923 shares of common stock, leaving a remaining balance of $1,125,000 and accrued interest of $11,770 as of December 31, 2014. The Company recorded amortization of the beneficial conversion feature as interest expense in the amount of $1,271,277, during the year ended December 31, 2014.

On March 3, 2015, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Cowen & Company, LLC (the “Underwriter”), relating to the sale and issuance by the Company of 3,000,000 Units (the “Units”) to the Underwriter in a firm commitment underwritten public offering (the “Offering”). Each Unit consists of one share of the Company’s common stock and a warrant to purchase one share of the Company’s common stock (the “Warrants”). The shares of common stock and Warrants will be immediately separable and will be issued separately but were sold together in the Offering. The Warrants will be exercisable during the period commencing from the date of issuance and ending on March 9, 2020 at an exercise price of $4.15 per share of common stock (subject to adjustment under certain circumstances).

On March 2, 2015 we completed our acquisition of MD Energy. On November 3, 2014, we entered into an asset purchase agreement with MD Energy and the members of MD Energy who held 100% of the outstanding membership interests to acquire the tangible and intangible assets of MD Energy, including cash and cash equivalents. The purchase price was $3,500,000 comprised of $400,000 in cash paid at closing, an additional $450,000 in cash payable no later than 30 days following closing and the issuance of a convertible promissory note in the principal amount of $2,650,000 which carries an interest rate of 4% and may be convertible at the sellers option based on a share conversion price of $2.60 per share.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

Item 8.  Financial Statements and Supplementary Data.

SOLAR3D, INC.
 FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Solar3D, Inc.
Santa Barbara, California

We have audited the accompanying consolidated balance sheet of Solar3D, Inc.  (the “Company”) as of December 31, 2014, and the related consolidated statements of operations, shareholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Solar3D, Inc. as of December 31, 2014, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Liggett, Vogt & Webb, P.A.
Liggett, Vogt & Webb, P.A.

March 31, 2015
New York, New York

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Solar3D, Inc.
Santa Barbara, California

We have audited the accompanying balance sheet of Solar3D, Inc. as of December 31, 2013, and the related statements of operations, stockholders' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Solar3D, Inc. as of December 31, 2013, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

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

/s/ HJ Associates & Consultants, LLP
HJ Associates & Consultants, LLP
Salt Lake City, Utah
March 26, 2014

SOLAR3D, INC.
BALANCE SHEETS
DECEMBER 31, 2014 AND 2013

	December 31, 2014	December 31, 2013

Assets
Current Assets
Cash and cash equivalents	$414,123	$10,422
Accounts receivable	2,023,497	-
Inventory	22,947	-
Costs in excess of billings	1,276,677	-
Other current assets	280,996	4,862

Total Current Assets	4,018,240	15,284

Property and Equipment, net	84,208	6,734

Other Assets
Other deposits	19,500	2,000
Patents	-	23,161
Goodwill	2,599,268	-

Total Other Assets	2,618,768	25,161

Total Assets	$6,721,216	$47,179

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities:
Accounts payable and accrued liabilities	$1,970,948	$156,741
Billings in excess of costs	891,633	-
Customer deposits	51,613	-
Derivative liability	68,521	2,822,430
Acquisition convertible promissory notes, net of beneficial conversion feature of $234,042	890,958	-
Convertible promissory notes, net of debt discount of $627 and $204,020, respectively	887,373	515,397

Total Current Liabilities	4,761,046	3,494,568

Shareholders' Equity (Deficit)
Preferred stock, $.001 par value; 5,000,000 authorized shares;	-	-
Common stock, $.001 par value; 1,000,000,000 authorized shares; 14,016,252 and 8,203,472 shares issued and outstanding, respectively	14,016	8,203
Additional paid in capital	42,765,589	12,491,515
Accumulated Deficit	(40,819,435)	(15,947,107)

Total Shareholders' Equity (Deficit)	1,960,170	(3,447,389)

Total Liabilities and Shareholders' Equity (Deficit)	$6,721,216	$47,179

The accompanying notes are an integral part of these consolidated financial statements.

SOLAR3D, INC.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

	2014	2013

Sales	$20,189,555	$-

Cost of Goods Sold	14,578,480	-

Gross Profit	5,611,075	-

Operating Expenses
Selling and marketing expenses	1,574,999	-
General and administrative expenses	3,602,252	970,769
Research and development cost	112,518	108,565
Depreciation and amortization	10,234	1,847

Total Operating Expenses	5,300,003	1,081,181

Income/Loss before Other Income/(Expenses)	311,072	(1,081,181)

Other Income/(Expenses)
Other expenses	(33,087)	-
Gain/Loss on settlement of debt	(186,636)	60,908
Loss on change in fair value of derivative liability	(20,770,490)	(2,068,886)
Interest expense	(4,193,187)	(725,767)

Total Other Income/(Expenses)	(25,183,400)	(2,733,745)

Loss before Income Taxes	(24,872,328)	(3,814,926)

Income Tax Expense	-	-

Net Loss	$(24,872,328)	$(3,814,926)

EARNINGS PER SHARE:
Basic	$(2.15)	$(0.59)
Diluted	$(2.15)	$(0.59)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
Basic	11,589,412	6,484,763
Diluted	11,589,412	6,484,763

The accompanying notes are an integral part of these consolidated financial statements.

SOLAR3D, INC.
STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

			Additional
	Common stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2012	5,429,054	$5,429	$11,235,124	$(12,132,181)	$(891,628)

Issuance of common stock at prices ranging from $0.26 - $0.52 per share for cash	220,095	220	42,280		42,500

Issuance of common stock for conversion of promissory notes, plus accrued interest	1,630,104	1,630	829,627		831,257

Issuance of common stock for cashless exercise of warrants	924,218	924	(924)		-

Stock compensation cost	-	-	385,408		385,408

Net loss for the year ended December 31, 2013	-	-	-	(3,814,926)	(3,814,926)

Balance at December 31, 2013	8,203,472	8,203	12,491,515	(15,947,107)	(3,447,389)

Issuance of common stock for conversion of promissory notes, plus accrued interest	5,192,399	5,192	12,767,970	-	12,773,162

Issuance of common stock for cashless exercise of stock options	75,049	75	(75)	-	-

Issuance of common stock for cashless exercise of warrants	62,217	62	(62)	-	-

Issuance of restricted common stock for services	384,615	385	179,615	-	180,000

Issuance of common stock for services	31,193	31	122,244		122,275

Issuance of common stock for commitment fee	67,308	68	26,182		26,250

Beneficial conversion feature	-	-	1,750,000	-	1,750,000

Fair value of exchanged convertible notes	-	-	15,183,572	-	15,183,572

Stock compensation cost	-	-	244,628	-	244,628

Net loss for the year ended December 31, 2014	-	-	-	(24,872,328)	(24,872,328)

Balance at December 31, 2014	14,016,252	$14,016	$42,765,589	$(40,819,435)	$1,960,170

The accompanying notes are an integral part of these consolidated financial statements.

SOLAR3D, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(24,872,328)	$(3,814,926)
Adjustments to reconcile net loss to net cash (used) in operating activities
Depreciation and amortization	10,234	1,847
Stock Compensation Cost	424,628	385,408
Common stock issued for services	75,615	-
Loss on change in derivative liability	20,770,490	2,068,886
Amortization of debt discount and OID recognized as interest	4,014,018	672,155
(Gain)/loss on settlement of debt	186,636	(60,908)
Impairment of patents	23,161	-
Common stock issued for commitment fees	26,250	-
Changes in Assets and Liabilities
(Increase) Decrease in:
Accounts receivable	(1,456,896)	-
Inventory	(22,947)	-
Prepaid expenses	(270,769)	(1,154)
Cost in excess of billings	(1,137,151)	-
Other receivable	38,561	-
Other asset	(12,500)	(2,000)
Increase (Decrease) in:
Accounts payable	973,254	6,211
Accrued expenses	16,335	53,587
Billings in excess of cost	666,345	-
Other liabilities	137,780	-

NET CASH USED IN OPERATING ACTIVITIES	(409,284)	(690,894)

NET CASH FLOWS USED IN INVESTING ACTIVITIES:
Cash paid for acquisition, net of cash received	(571,689)	-
Purchase of property and equipment	(80,326)	(4,160)
Expenditures for intangible assets	-	(23,161)

NET CASH USED IN INVESTING ACTIVITIES	(652,015)	(27,321)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible promissory notes	1,465,000	652,500
Proceeds from issuance of common stock and subscription payable	-	42,500

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,465,000	695,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	403,701	(23,215)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	10,422	33,637

CASH AND CASH EQUIVALENTS, END OF YEAR	$414,123	$10,422

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$-	$-
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS
Convertible promissory notes issued for acquisition	$1,750,000	$-
Issuance of common stock upon conversion of debt at fair value	$12,773,162	$384,479
Issuance of common stock upon a cashless exercise of stock options	$75	$-
Issuance of common stock upon a cashless conversion of warrants	$62	$924
Fair value of exchanged convertible notes	$15,183,572	$-

The accompanying notes are an integral part of these consolidated financial statements.

SOLAR3D, INC. AND SUBSIDIARY
Notes to Financial Statements
December 31, 2014 and 2013

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

Line of Business
The Company is developing and marketing a new three-dimensional version of solar cell technology in order to maximize the conversion of sunlight into electricity.  Conventional solar cells reflect a significant amount of incident sunlight losing much of the solar energy that could have been utilized to produce additional electrical power.  Inspired by light management techniques used in fiber optic devices, Solar3D is designing a new type of solar cell, one that utilizes a three-dimensional design to trap sunlight inside the photovoltaic structure where it is reflected multiple times until much more of the energy is absorbed into the solar cell material.  We have applied for patent protection on what we believe to be a breakthrough design for the next generation in solar cell technology with increased efficiency and resulting in a lower cost per watt of electricity produced. Also, through the acquisitions of Solar United Network, Inc. (SUNworks), and MD Energy, LLC, the Company provides solar photovoltaic installation and consulting services to residential, commercial, and agricultural properties. The work is preformed under fixed price bid contracts, cost-plus contracts and negotiated price contracts. The Company currently performs all of its work in California, but has opened an office in Reno, Nevada in 2015.

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

Principles of Consolidation
The accompanying consolidated financial statements include the accounts of Solar3D, Inc., and its wholly owned operating subsidiary, Solar United Network, Inc. (d/b/a SUNworks). All material intercompany transactions have been eliminated upon consolidation of these entities.

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include estimates used to review the Company’s goodwill, impairments and estimations of long-lived assets, revenue recognition on percentage of completion type contracts, allowances for uncollectible accounts, inventory valuation, debt beneficial conversion features, valuations of non-cash capital stock issuances and the valuation allowance on deferred tax assets.  The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable in the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

SOLAR3D, INC. AND SUBSIDIARY
Notes to Financial Statements
December 31, 2014 and 2013

Revenue Recognition
Revenues and related costs on construction contracts are recognized using the “percentage of completion method” of accounting in accordance with ASC 605-35, Accounting for Performance of Construction-Type and Certain Production Type Contracts (“ASC 605-35”). Under this method, contract revenues and related expenses are recognized over the performance period of the contract in direct proportion to the costs incurred as a percentage of total estimated costs for the entirety of the contract. Costs include direct material, direct labor, subcontract labor and any allocable indirect costs. All un-allocable indirect costs and corporate general and administrative costs are charged to the periods as incurred. However, in the event a loss on a contract is foreseen, the Company will recognize the loss as it is determined. The Asset, “Costs and estimated earnings in excess of billings”, represents revenues recognized in excess of amounts billed on contracts in progress. The Liability, “Billings in excess of costs and estimated earnings”, represents billings in excess of revenues recognized on contracts in progress. At December 31, 2014 and 2013, the costs in excess of billings balance was $1,276,677 and $0, and the billings in excess of costs balance was $891,633 and $0, respectively.

Contract Receivable
The Company performs ongoing credit evaluation of its customers. Management closely monitors outstanding receivables based on factors surrounding the credit risk of specific customers, historical trends, and other information, and records bad debts using the direct write-off method. Generally accepted accounting principles require the allowance method be used to reflect bad debts, however, the effect of the use of the direct write-off method is not materially different from the results that would have been obtained had the allowance method been followed. Accounts receivable are presented net of an allowance for doubtful accounts of $0 at December 31, 2014, and 2013.

Cash and Cash Equivalent
The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Property and Equipment
Property and equipment are stated at cost, and are depreciated using the straight line method over its estimated useful lives:

Machinery & equipment	5 Years
Furniture & fixtures	5-7 Years
Computer equipment	5 Years

Depreciation expense as of December 31, 2014 and 2013 was $10,234 and $1,847 respectively.

Concentration Risk
Cash includes amounts deposited in financial institutions in excess of insurable Federal Deposit Insurance Corporation (FDIC) limits. At times throughout the year, the Company may maintain cash balances in certain bank accounts in excess of FDIC limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk in these accounts. At December 31, 2014 and 2013, there were approximately $93,000 and 0 in cash balances over the federal insurance limit.

Inventory
Inventory is valued at the lower of cost or market and is determined by the first-in, first-out method.

Advertising and Marketing
The Company expenses advertising and marketing costs as incurred. Advertising and marketing costs include printed material, direct mail, radio, telemarketing, tradeshow costs, magazine and catalog advertisement. Advertising and marketing costs for the years ended December 31, 2014 and 2013 were $637,114 and $265, respectively.

SOLAR3D, INC. AND SUBSIDIARY
Notes to Financial Statements
December 31, 2014 and 2013

Research and Development Costs
Research and development costs are expensed as incurred. These costs consist primarily of consulting fees, salaries and direct payroll related costs. The costs for the years ended December 31, 2014 and 2013 were $112,518 and $108,565, respectively.

Fair Value of Financial Instruments
Disclosures about fair value of financial instruments, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of December 31, 2014 and 2013, the amounts reported for cash, accrued interest and other expenses, and notes payable approximate the fair value because of their short maturities.

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

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at December 31, 2014:

	Total	(Level 1)	(Level 2)	(Level 3)

Liabilities
Derivative liability	68,521	-	-	68,521
Total liabilities measured at fair value	$68,521	$-	$-	$68,521

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at December 31, 2013:

	Total	(Level 1)	(Level 2)	(Level 3)

Liabilities
Derivative liability	2,822,430	-	-	2,822,430
Total liabilities measured at fair value	$2,822,430	$-	$-	$2,822,430

SOLAR3D, INC. AND SUBSIDIARY
Notes to Financial Statements
December 31, 2014 and 2013

The following is a reconciliation of the derivative liability for which Level 3 inputs were used in determining the approximate fair value:

Beginning balance as of January 1, 2014	$2,822,430
Fair value on issuance of debt	1,465,048
Change on settlement of debt	(24,989,397)
Loss on change in derivative liability	20,770,440
Ending balance as of December 31, 2014	$68,521

We evaluated the financing transactions in accordance with ASC Topic 815, Derivatives and Hedging, and determined that the conversion features within certain convertible promissory notes was not afforded the exemption for conventional convertible instruments due to its variable conversion rate. The note has no explicit limit on the number of shares issuable so they did not meet the conditions set forth in current accounting standards for equity classification.  The Company elected to recognize the note under paragraph 815-15-25-4, whereby, there would be a separation into a host contract and derivative instrument. The Company elected to initially and subsequently measure the note in its entirety at fair value, with changes in fair value recognized in earnings. The derivative liability is adjusted periodically according to the stock price fluctuations. At the time of conversion, any remaining derivative liability will be charged to additional paid-in capital.

For purpose of determining the fair market value of the derivative liability, the Company used Black Scholes option valuation model.  During the years ended December 31, 2014 and 2013, the significant assumptions used in the Black Scholes valuation of the derivative are as follows:

	2014	2013
Stock Price on valuation dates	$1.66 - $2.60	$0.26 -$.75
Conversion price for the debt	$0.34 - $1.30	$0.10-$1.01
Dividend yield	0.00%	0.00%
Years to maturity	6 months - 1 year	6 months - 2 years
Risk free rate	.03% - .13%	.02% - .34%
Expected volatility	54.43% - 256.72%	30.45% - 272.98%

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

SOLAR3D, INC. AND SUBSIDIARY
Notes to Financial Statements
December 31, 2014 and 2013

Basic and Diluted Net Income (Loss) per Share Calculations
Income (Loss) per Share dictates the calculation of basic earnings per share and diluted earnings per share. Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The shares for employee options, warrants and convertible notes were used in the calculation of the income (loss) per share.

As of December 31, 2014, potentially dilutive securities have been excluded from the computations of weighted average shares outstanding including 957,266 stock options, 700,000 restricted stock grants and shares underlying convertible notes.

As of December 31, 2013, potentially dilutive securities have been excluded from the computations of weighted average shares outstanding including 961,539 stock options, 115,385 warrants, 769,230 restricted stock grants and shares underlying convertible notes.

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

Recently Issued Accounting Pronouncements
The FASB has issued ASU No. 2014-09, Revenue from Contracts with Customers. This ASU supersedes the revenue recognition requirements in Accounting Standards Codification 605 - Revenue Recognition and most industry-specific guidance throughout the Codification. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU is effective on January 1, 2017 and should be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the ASU recognized at the date of initial application. The Company has not yet determined the effect of the adoption of this standard and it is expected to have an immaterial impact on the Company’s consolidated financial statements.

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

SOLAR3D, INC. AND SUBSIDIARY
Notes to Financial Statements
December 31, 2014 and 2013

There are various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's consolidated financial position, results of operations or cash flows.

3.     BUSINESS ACQUISITION

On January 31, 2014, the Company acquired 100% of the total issued and outstanding stock of Solar United Network, Inc. (SUNworks) in a transaction accounted for under ASC 805, for cash in the amount of $1,061,750, and convertible promissory notes for $1,750,000. SUNworks provides solar photovoltaic installation and consulting services to residential, commercial and agricultural properties. The acquisition is designed to enhance our services for solar technology. SUNworks is now a wholly-owned subsidiary of SLTD.

Under the purchase method of accounting, the transactions were valued for accounting purposes at $2,811,750, which was the fair value of the Company at time of acquisition. The assets and liabilities of SUNworks were recorded at their respective fair values as of the date of acquisition. Since the Company determined there were no other separately identifiable intangible assets, any difference between the cost of the acquired entity and the fair value of the assets acquired and liabilities assumed is recorded as goodwill. The acquisition date estimated fair value of the consideration transferred consisted of the following:

Closing cash payment	$1,061,750
Convertible promissory notes	$1,750,000
Total purchase price	$2,811,750

Tangible assets acquired	$1,252,496
Liabilities assumed	(1,040,014)
Net tangible assets	212,482
Goodwill	2,599,268
Total purchase price	$2,811,750

Key factors that make up the goodwill created by the transaction include knowledge and experience of the acquired workforce and infrastructure.

Pro forma results
The following tables set forth the unaudited pro forma results of the Company as if the acquisition of SUNworks had taken place on the first day of the periods presented. These combined results are not necessarily indicative of the results that may have been achieved had the companies always been combined.

	Year ended, 2014	Year ended, 2013
Total revenues	$20,740,081	$8,552,975
Net loss	(24,929,346)	(3,128,958)
Basic and diluted net loss per common share	$(2.15)	(0.48)

SOLAR3D, INC. AND SUBSIDIARY
Notes to Financial Statements
December 31, 2014 and 2013

4.     PROPERTY AND EQUIPMENT, NET

Property and equipment is summarized as follows at December 31, 2014 and 2013:

	2014	2013
Leasehold improvements	$20,010	$-
Vehicles	25,750	-
Office equipment & furniture	41,471	4,670
Computers and software	80,182	75,035
	167,413	79,705
Less accumulated depreciation	(83,205)	(72,971)
	$84,208	$6,734

Depreciation expense for the years ended December 31, 2014 and 2013 was $10,234 and $1,847, respectively.

5.     ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at December 31, 2014 and 2013 are as follows:

	2014	2013
Trade payables	$1,499,895	$73,791
Accrued payroll and commissions	294,653	-
Accrued expenses	176,400	82,950
Total	$1,970,948	$156,741

6.     ACQUISITION CONVERTIBLE PROMISSORY NOTE

On January 31, 2014, the Company entered into a securities purchase agreement providing for the sale of four 4% convertible promissory notes in the aggregate principal amount of $1,750,000 as part of the consideration to acquire 100% of the total outstanding stock of SUN. The notes are convertible at any time after issuance into shares of fully paid and non-assessable shares of common stock. The conversion price is $0.52 per share until March 30, 2015, and thereafter the conversion price will be the greater of $0.52 or 50% of the average closing price of the common stock during the ten (10) consecutive trading days following the submission of the conversion notice. The Notes are five (5) year notes and bear interest at the rate of 4% per annum.

In February and March 2014, $625,000 of the notes was converted into 1,201,923 shares of common stock, leaving a remaining balance of $1,125,000 and accrued interest of $11,770 as of December 31, 2014. The Company recorded amortization of the beneficial conversion feature as interest expense in the amount of $1,271,277, during the year ended December 31, 2014.

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

SOLAR3D, INC. AND SUBSIDIARY
Notes to Financial Statements
December 31, 2014 and 2013

7.     CONVERTIBLE PROMISSORY NOTES

Convertible promissory note at December 31, 2014 and 2013 are as follows:

	2014	2013
Convertible promissory notes payable	$888,000	$719,417
Less, debt discount	(627)	(204,020)
Convertible promissory notes payable, net	$887,373	$515,397

On October 24, 2012, the Company entered into a securities purchase agreement, providing for the sale of a 10% convertible note in the aggregate principal amount of $335,000, with an original issue discount of $35,000. Advances will be paid in amounts at the lender’s discretion. There was $55,833 outstanding on the note, plus accrued interest of $1,396 as of December 31, 2013. During the year ended December 31, 2014, the lender converted in full the principal in the amount of $50,000, original issue discount of $5,833, plus accrued interest of $2,792 for 93,919 shares of common stock. During the year ended December 31, 2014, the debt discount was amortized and recorded as interest expense in the amount of $28,541.

On November 13, 2012, The Company entered into a securities purchase agreement providing for the sale of a 10% convertible promissory note in the principal amount of up to $100,000. Advances were paid in amounts at the lender’s discretion. The Company received advances for an aggregate sum of $100,000, and had a remaining balance of $65,000 as of December 31, 2013.  The remaining principal of $65,000 and accrued interest of $7,307 was converted into 278,102 shares of common stock of the Company during the year ended December 31, 2014. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $1,233 at December 31, 2014.

On December 26, 2012, the Company exchanged certain demand promissory notes in the aggregate amount of $114,500 plus accrued interest of $4,084 for a convertible promissory note in the aggregate principal amount of $118,584, convertible into shares of common stock of the Company. On February 13, 2014, the lender converted the note, plus accrued interest of $13,450 into 327,629 shares of common stock of the Company.

On February 19, 2013, the Company entered into a securities purchase agreement providing for the sale of a 10% convertible promissory note in the principal amount of up to $100,000. The Company received an aggregate of $85,000 in advances on the note during the year ended December 31, 2013. On March 6, 2014, the lender converted the note in full for 227,864 shares of common stock of the Company for principal in the amount of $85,000, plus accrued interest of $7,829.

On March 1, 2013, the Company entered into a securities purchase agreement providing for the sale of a 5% convertible promissory note in the aggregate principal amount of $8,000, for consideration of $8,000. The note is convertible into shares of common stock of the Company at a price equal to a variable conversion price equal to the lesser of $0.52 per share or the lowest closing price after the effective date. The note matures two (2) years from the effective date of the advance. The Company recorded debt discount of $7,626 related to the conversion feature of the notes, along with derivative liabilities at inception. During the year ended December 31, 2014, debt discount was amortized, and recorded as interest expense in the amount of $3,813.

On May 30, 2013, the Company entered into a securities purchase agreement providing for the sale of a 10% convertible promissory note in the principal amount of $100,000. Upon execution of the note, the Company received an initial advance of $20,000. The advance amounts received are at the lender’s discretion.  The Company received additional advances for a sum of $73,000 on various dates. On April 16, 2014, the Company issued 201,290 shares of common stock for principal in the amount of $63,000, plus interest for $5,036. On November 12, 2014, the Company issued 99,506 shares of common stock for the remaining principal in the amount of $30,000, plus interest of $3,633. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $12,472 during the year ended December 31, 2014.

SOLAR3D, INC. AND SUBSIDIARY
Notes to Financial Statements
December 31, 2014 and 2013

On August 1, 2013, the Company entered into a securities purchase agreement providing for the sale of an 8% convertible promissory note in the aggregate principal amount of $42,500, for consideration of $42,500. The note was converted in full during the month of February 2014 into 31,611 shares of common stock of the Company for principal of $42,500, plus accrued interest of $1,700. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $18,662 during the year ended December 31, 2014.

On August 28, 2013, the Company entered into a securities purchase agreement providing for the sale of a 10% convertible promissory note in the principal amount of up to $100,000. Upon execution of the note, the Company received an initial advance of $20,000. The note was converted on March 21, 2014 into 114,190 shares of common stock of the Company for principal of $20,000, plus accrued interest of $1,079. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $6,111 during the year ended December 31, 2014.

On August 30, 2013, the Company entered into a securities purchase agreement providing for the sale of a 10% convertible promissory note in the principal amount of up to $100,000. Upon execution of the note, the Company received an initial advance of $20,000. The note was converted on February 26, 2014 into 62,130 shares of common stock of the Company for principal of $20,000, plus accrued interest of $1,000. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $6,333 during the year ended December 31, 2014.

On September 9, 2013, the Company entered into a securities purchase agreement providing for the sale of a 10% convertible promissory note in the principal amount of up to $100,000. Upon execution of the note, the Company received an initial advance of $20,000. The note was converted on March 9, 2014 into 113,745 shares of common stock of the Company for principal of $20,000, plus accrued interest of $997. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $7,444 during the year ended December 31, 2014.

On September 19, 2013, the Company entered into a securities purchase agreement providing for the sale of a 10% convertible promissory note in the principal amount of up to $100,000. Upon execution of the note, the Company received an initial advance of $20,000. The note was converted on March 19, 2014 into 113,759 shares of common stock of the Company for principal of $20,000, plus accrued interest of $1,000. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $8,556 during the year ended December 31, 2014.

On September 24, 2013, the Company entered into a securities purchase agreement providing for the sale of a 10% convertible promissory note in the principal amount of up to $100,000. Upon execution of the note, the Company received an initial advance of $67,000. On October 10, 2013, the lender advanced an additional $14,000 for a total aggregate of $81,000. The advances received were at the lender’s discretion.  On May 29, 2014, the note was converted in full into 255,735 shares of common stock for the principal of $81,000, plus interest of $5,438.  The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $38,144 during the year ended December 31, 2014.

On October 8, 2013, the Company entered into a securities purchase agreement providing for the sale of an 8% convertible promissory note in the aggregate principal amount of $32,500, for consideration of $32,500. During the month of April 2014, the note was converted into 39,431 shares of common stock for principal in the amount of $32,500, plus interest of $1,300. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $23,249 during the year ended December, 2014.

SOLAR3D, INC. AND SUBSIDIARY
Notes to Financial Statements
December 31, 2014 and 2013

On November 19, 2013, the Company entered into a securities purchase agreement providing for the sale of a 10% convertible promissory note in the principal amount of up to $100,000. Upon execution of the note, the Company received an initial advance of $44,000. The Company received additional advances in the aggregate amount of $40,000, for a total aggregate of $84,000. The advance amounts received were at the lender’s discretion. On November 19, 2014, the Company issued 271,417 upon conversion of principal in the amount of $84,000, plus interest of $7,739. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $73,222 during the year ended December 31, 2014.

On January 29, 2014, the Company entered into a securities purchase agreement providing for the sale of a 10% convertible promissory note in the principal amount of up to $100,000. Upon execution of the note, the Company received an initial advance of $90,000. The note was convertible into shares of common stock of the Company at a price equal to a variable conversion price equal to the lesser of $0.338 per share, or fifty percent (50%) of the lowest trading price after the effective date. The note matured nine (9) months from the effective date of the advance and was subsequently extended to mature on June 30, 2016. As of September 30, 2014, the note was exchanged for a new note with a fixed conversion price of $0.338, and convertible into shares of common stock.  Per ASC 815, the derivative liability on the note was extinguished and the new note was re-valued per ASC 470 as a beneficial conversion feature, which was expensed in the statement of operations. On December 4, 2014, the Company issued 192,543 shares of common stock upon conversion of $60,000 in principal, plus interest of $5,079. As of December 31, 2014, the remaining note balance is $30,000 with accrued interest of $11,784. The Company recorded amortization of debt discount on the old and revised terms, which was recognized as interest expense in the amount of $171,333 during the year ended December 31, 2014.

On January 31, 2014, the Company entered into a securities purchase agreement providing for the sale of a 10% convertible promissory note in the principal amount of up to $500,000, for consideration of $500,000. The proceeds were restricted and were used for the purchase of SUNworks. During the year ended December 31, 2014, the Company issued 1,567,606 shares of common stock upon conversion of $500,000 in principal, plus $29,851 in accrued interest. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $500,000 during the year ended December 31, 2014.

On January 31, 2014, the Company entered into a securities purchase agreement providing for the sale of a 10% convertible promissory note in the principal amount of up to $750,000, for consideration of $750,000. The proceeds were restricted and were used for the purchase of SUNworks. The note was convertible into shares of common stock of the Company at a price equal to a variable conversion price equal to the lesser of $1.30 per share, or fifty percent (50%) of the lowest trading price after the effective date. As of September 30, 2014, the note was exchanged for a new note with a fix price of $0.338, and convertible into shares of common stock.  Per ASC 815, the derivative liability on the note was extinguished and the new note was re-valued per ASC 470 as a beneficial conversion feature, which was expensed in the statement of operations. The note originally matured on October 28, 2014, but was extended to June 30, 2016. The Company recorded amortization of debt discount for the old and new note, which was recognized as interest expense in the total amount of $1,500,000 during the year ended December 31, 2014. As of December 31, 2014 there is $750,000 outstanding on the note along with accrued interest of $68,836.

On February 11, 2014, the Company entered into a securities purchase agreement providing for the sale of a 10% convertible promissory note in the principal amount of up to $100,000. Upon execution of the note, the Company received an initial advance of $20,000. In February and March, the Company received additional advances in an aggregate amount of $80,000 for an aggregate total of $100,000. The note was convertible into shares of common stock of the Company at a price equal to a variable conversion price equal to the lesser of $1.30 per share, or fifty percent (50%) of the lowest trading price after the effective date. As of September 30, 2014, the note was exchanged for a new note with a fixed price of $0.338, and convertible into shares of common stock. Per ASC 815, the derivative liability on the note was extinguished and the new note was re-valued per ASC 470 as a beneficial conversion feature. The note matured on various dates from the effective date of each advance with respect to each advance. At the sole discretion of the lender, the lender may modify the maturity date to be twelve (12) months form the effective date. The note was extended to mature on June 30, 2016. The Company recorded amortization of debt discount for the old and new note, which was recognized as interest expense in the amount of $200,000 during the year ended December 31, 2014. As of December 31, 2014, there is $100,000 outstanding on the note along with $8,718 in accrued interest.

SOLAR3D, INC. AND SUBSIDIARY
Notes to Financial Statements
December 31, 2014 and 2013

8.     CAPITAL STOCK

Reverse Stock Split

On February 25, 2015, the Company effected a 26:1 reverse stock split on its shares of common stock. All share and per share dollar amounts have been retrospectively revised to reflect the twenty six-for-one (26:1) reverse stock split.

Twelve months ended December 31, 2014

During the year ended December 31, 2014, the Company issued 5,192,399 shares of common stock at prices per share ranging from $0.338 to $2.60 for conversion of principal for convertible promissory notes in the amount of $1,921,417, plus accrued interest payable of $95,231, and recognized a loss on change in derivative of $10,756,512.

During the year ended December 31, 2014, the Company issued 62,217 shares of common stock at fair value for a cashless exercise of 76,923 common stock purchase warrants.

During the year ended December 31, 2014, the Company issued 75,049 shares of common stock for the cashless exercise of 81,197 stock options.

During the year ended December 31, 2014, the Company issued 384,615 shares of common stock valued at $180,000 in conversion of restricted common stock for services.

During the year ended December 31, 2014, the Company issued 28,846 shares of common stock valued at $112,275 for settlement of accrued expenses for services in the amount of $46,660.

During the year ended December 31, 2014, the Company issued 2,347 shares of common stock for services in the amount of $10,000.

During the year ended December 31, 2014, the Company issued 67,308 shares of common stock with a fair value of $26,250 for a price adjustment for the shares issued to investors.

Twelve months ended December 31, 2013

During the year ended December 31, 2013, the Company issued 220,095 shares of common stock at prices per share ranging from $0.26 to $0.52 for cash in the amount of $42,500.

During the year ended December 31, 2013, the Company issued 1,630,104 shares of common stock at fair value prices between $0.104 and $1.014 for the conversion of promissory notes in the principal amount of $307,083, plus accrued interest of $16,488, and recognized a loss on change in derivative of $507,686.

During the year ended December 31, 2013, an investor exercised 1,345,311 common stock purchase warrants for 924,218 shares of common stock through a cashless exercise at fair value. Also, the Company issued 99,903 for a price adjustment for the shares issued for cash.

SOLAR3D, INC. AND SUBSIDIARY
Notes to Financial Statements
December 31, 2014 and 2013

9.     STOCK OPTIONS, RESTRICTED STOCK AND WARRANTS

Stock Options

As of December 31, 2014, the Board of Directors of the Company granted non-qualified stock options for 76,924 shares of common stock to its employees, directors and consultants, as agreements may provide. Notwithstanding any other provisions of the option agreements, each option expires on the date specified in the option agreements, which date shall not be later than the seventh (7th) anniversary from the grant date of the options. The stock options vest at various times, and are exercisable for a period of seven years from the date of grant at an exercise price of $4.42 per share, the market value of the Company’s common stock on the date of grant.

The Company determined the fair market value of these options by using the Black Scholes option valuation model with the following significant assumptions:

	2014	2013
Risk free interest rate	2.02%	1.16%
Stock volatility factor	219%	153%
Weighted average expected option life	7 years	7 years
Expected dividend yield	None	None

A summary of the Company’s stock option activity and related information follows:

	12/31/2014		12/31/2013
		Weighted		Weighted
	Number	average	Number	average
	of	exercise	of	exercise
	Options	price	Options	price
Outstanding, beginning of period	961,539	$1.04	884,615	$1.04
Granted	76,924	4.42	76,924	0.52
Exercised	(81,197)	0.69	-	-
Expired	-	-	-	-
Outstanding, end of period	957,266	$0.85	961,539	$1.04
Exercisable at the end of period	808,761	$1.03	759,616	$1.04
Weighted average fair value of options granted during the period		$4.42		$0.52

The following summarizes the options to purchase shares of the Company’s common stock which were outstanding at December 31, 2014:

			Weighted
			Average
			Remaining
Exercisable	Stock Options	Stock Options	Contractual
Prices	Outstanding	Exercisable	Life (years)
$1.300	576,923	576,923	2.59
$0.260	192,308	186,966	4.01
$0.260	57,693	32,052	4.67
$0.468	53,419	10,684	5.73
$4.420	76,923	2,136	3.72
	957,266	808,761

Aggregate intrinsic value of options outstanding and exercisable at December 31, 2014 and 2013 was $3,436,925 and $17,693, respectively.  Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the fiscal period, which was $4.60 and $0.75 as of December 31, 2014 and 2013, respectively, and the exercise price multiplied by the number of options outstanding.

SOLAR3D, INC. AND SUBSIDIARY
Notes to Financial Statements
December 31, 2014 and 2013

Restricted Stock

Restricted Shares to CEO
During the year ended December 31, 2013, the Company entered into a Restricted Stock Grant Agreement (“the RSGA”) with its Chief Executive Officer, James B. Nelson, to create management incentives to improve the economic performance of the Company and to increase its value and stock price. All shares issuable under the RSGA are performance based shares. The RSGA provides for the issuance of up to 769,230 shares of the Company’s common stock to the CEO provided certain milestones are met in certain stages. As of December 31, 2014, two of the stages were met, when the Company’s market capitalization exceeded $10,000,000, and the consolidated gross revenue, calculated in accordance with GAAP, equaled or exceeded $10,000,000 for the trailing twelve month period. The Company issued 384,615 shares of common stock to the CEO, which had a fair value of $180,000 and recognized as stock compensation expense during the year ended December 31, 2014. The remaining milestone is as follows, if the Company’s consolidated net profit, calculated in accordance to GAAP, equals or exceeds $2,000,000 for the trailing twelve month period, the Company will issue 384,615 shares of the Company’s common stock. The Company has not recognized any cost associated with the last milestone as we are unable to estimate the probability of it being achieved. As the performance goals are achieved, the shares shall become eligible for vesting and issuance.

Restricted Shares to Shareholders
During the year ended December 31, 2014, the Company entered into a Restricted Stock Grant Agreement (“the RSGA”) with the Shareholders of SUNworks, for the economic performance of the Company. All shares issuable under the RSGA are performance based shares and none have yet vested nor have been issued. The RSGA provides for the issuance of up to 276,923 shares of the Company’s common stock to the Shareholders provided certain milestones are met in certain stages: a) If the Company’s aggregate net income from operations, for the trailing four (4) quarters equals or exceeds $2,000,000, the Company will issue 92,308 shares of common stock; b) If the Company’s aggregate net income from operations, for the trailing four (4) quarters exceeds $3,000,000, the Company will issued 92,308 shares of common stock; c) If the Company’s aggregate net income from operations, for the trailing four (4) quarters exceeds $4,000,000, the Company will issue 92,307 shares of common stock. Based on the probability that the Company will reach the $2,000,000 in aggregate income for the four (4) trailing quarters, the Company recognized $100,000 in stock compensation expense. The Company has not recognized any cost associated with the last two milestones as we are unable able to estimate the probability of it being achieved. As the performance goals are achieved, the shares shall become eligible for vesting and issuance.

Restricted Shares to Employees
During the year ended December 31, 2014, the Company entered into a Restricted Stock Grant Agreement (“the RSGA”) with the Employees of SUNworks, for the economic performance of the Company. All shares issuable under the RSGA are performance based shares and none have yet vested nor have been issued. The RSGA provides for the issuance of up to 38,462 shares of the Company’s common stock to the Shareholders provided certain milestones are met in certain stages: a) If the Company’s aggregate net income from operations, for the trailing four (4) quarters equals or exceeds $2,000,000, the Company will issue 12,821 shares of common stock; b) If the Company’s aggregate net income from operations, for the trailing four (4) quarters exceeds $3,000,000, the Company will issued 12,821 shares of common stock; c) If the Company’s aggregate net income from operations, for the trailing four (4) quarters exceeds $4,000,000, the Company will issue 12,820 shares of common stock. Based on the probability that the Company will reach the $2,000,000 in aggregate income for the four (4) trailing quarters, the Company recognized $33,333 in stock compensation expense. The Company has not recognized any cost associated with the last two milestones as we are unable to estimate the probability of it being achieved. As the performance goals are achieved, the shares shall become eligible for vesting and issuance.

The stock-based compensation expense recognized in the statement of operations during the years ended December 31, 2014 and 2013 is $424,628 and $385,408 respectively.

SOLAR3D, INC. AND SUBSIDIARY
Notes to Financial Statements
December 31, 2014 and 2013

Warrants
A summary of the Company’s warrant activity and related information follows:

	12/31/2014		12/31/2013
		Weighted		Weighted
	Number	average	Number	average
	of	exercise	of	exercise
	Warrants	price	Warrants	price
Outstanding, beginning of period	115,385	$0.91	1,460,696	$1.04
Granted	-	-	-	-
Exercised	(76,923)	0.39	(1,345,311)	(1.04)
Expired	(38,462)	1.95	-	-
Outstanding, end of period	-	$-	115,385	$0.91
Exercisable at the end of period	-	$-	115,385	$0.91
Weighted average fair value of options granted during the period		$0.00		$0.00

10.   INCOME TAXES

The Company files income tax returns in the U.S. federal jurisdiction and the state of California. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2012.

Deferred income taxes have been provided by temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. To the extent allowed by GAAP, we provide valuation allowances against the deferred tax assets for amounts when the realization is uncertain. Included in the balances at December 31, 2014 and 2013, are no tax positions for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductibility.  Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

The Company's policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the periods ended December 31, 2014 and 2013, the Company did not recognize interest and penalties.

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the year ended December 31, 2014 and 2013 due to the following:

	2014	2013
Net loss	$(9,972,626)	$(1,526,000)
Depreciation and amortization	(112,029)	(200)
Stock Compensation Expense	168,153	154,200
Loss on Derivative	8,225,114	827,600
Amortization of Debt Discount	1,589,551	268,900
Gain/Loss on Settlement of Debt	73,908	(24,400)
Research and development costs	4,000	4,000
Acquisition change in tax method	(62,902)	-
Other	5,222	600
Valuation Allowance	81,609	295,300

Income tax expense	$-	$-

SOLAR3D, INC. AND SUBSIDIARY
Notes to Financial Statements
December 31, 2014 and 2013

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

At December 31, 2014, the Company had net operating loss carry-forwards of approximately $7 million that may be offset against future taxable income from the year 2014 through 2034. No tax benefit has been reported in the December 2014 financial statements, since the potential tax benefit is offset by a valuation allowance of the same amount.

Net deferred tax liabilities consist of the following components as of December 31, 2014 and 2013:

	2014	2013
Deferred tax assets:
NOL carryover	$2,754,203	$2,732,500
R&D carryover	167,000	163,600
Other	21,017	17,200

Deferred tax liabilities:
Depreciation	(112,029)	(1,500)
	2,830,191	2,911,800
Less valuation allowance	(2,830,191)	(2,911,800)

Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry-forwards for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry-forwards may be limited as to use in future years.

11.   COMMITMENTS AND CONTINGENCIES

Solar3D leases 850 square feet of office space in Santa Barbara, California, for $1,700 per month.  Our lease expires in September 2015.

SUNworks leases 19,140 square feet of mixed used space consisting of office and warehouse facilities in Roseville, California, at a monthly lease rate of $10,250. The lease expires in September 2019.

SUNworks leases 2340 square feet of mixed used space consisting of office and warehouse facilities in Reno, Nevada at monthly lease rate of $1,872. The lease expires in January 2016.

SUNworks leases various vehicles to perform installations and other purposes on a 36-month terms with lease payments ranging from $343 to $836 monthly.

At December 31, 2014, commitments for minimum property rental and vehicle payments were as follows:

For the twelve months ended:
2015	$260,961
2016	242,072
2017	207,354
2018	178,125
2019	139,500
Total	$1,028,012

SOLAR3D, INC. AND SUBSIDIARY
Notes to Financial Statements
December 31, 2014 and 2013

12.   MAJOR CUSTOMER/SUPPLIER

For the year ended December 31, 2014 we had no customers that represented more than 10% of Sales.

For the year ended December 31, 2014 the following suppliers represented more than 10% of direct material costs:

Wesco Distribution	14.2%
SunPower	10.1%

13.   SUBSEQUENT EVENTS

During the month of January 2015, the Company issued 2,291 shares of common stock for services in the amount of $10,000.

On January 6, 2015, the Company issued 192,308 shares of common stock upon partial conversion of convertible note in the amount of $100,000 in principal.

On January 26, 2015, the Company issued 11,538 shares of common stock for the price protection on shares purchased for cash.

On February 4, 2015, the Company issued 97,634 shares of common stock upon conversion of convertible note in the amount of $30,000 in principal and $3,000 in interest.

On February 5, 2015, the Company issued 336,539 shares of common stock upon conversion of convertible note in the amount of $175,000 in principal.

During the month of February 2015, the Company issued 42,717 shares of common stock for services.

During the month of February 2015, the Company issued 3,004 shares of common stock in order to round up partial shares as part of the twenty-sic for one (26:1) reverse stock split.

March 2, 2015, the Company acquired 100% of the tangible and intangible assets of MD Energy, LLC (MDE) in a transaction accounted for under ASC 805, for cash in the amount of $850,000, and a convertible promissory note for $2,650,000. MDE designs, arranges financing, monitors and maintains solar systems, but outsources the physical construction of the systems. The acquisition is designed to enhance our services for solar technology. MDE is now a wholly-owned subsidiary of SLTD.

The following table includes the unaudited pro forma financial results for the years ended December 31, 2014 and 2013, which give effect to the acquisition as if it had occurred on January 1, 2013:

	2014	2013

Net revenues	$27,363,829	$350,465
Net loss	(24,070,121)	(3,923,987)
Net (loss) income per common share:
Basic and diluted	$(2.08)	$(0.61)

Weighted shares outstanding:
Basic and diluted	11,589,412	6,484,763

The above pro forma results do not necessarily represent the results of operations that would have been achieved if the MDE transaction had taken place on January 1, 2013, nor are they indicative of the results of operations for future periods.

On March 3, 2015, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Cowen & Company, LLC (the “Underwriter”), relating to the sale and issuance by the Company of 3,000,000 Units (the “Units”) to the Underwriter in a firm commitment underwritten public offering (the “Offering”). Each Unit consists of one share of the Company’s common stock and a warrant to purchase one share of the Company’s common stock (the “Warrants”). The shares of common stock and Warrants were immediately separable and were issued separately but sold together in the Offering. The Warrants are exercisable during the period commencing from the date of issuance and ending on March 9, 2020 at an exercise price of $4.15 per share of common stock (subject to adjustment under certain circumstances).  Total proceeds of the Solar3D offering were $12.45 million and the Company received net cash of approximately $11.6 million after deducting the Cowen & Company fees and expenses.  Other expenses associated with the offering are expected to be approximately $300,000.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

HJ Associates & Consultants, L.L.P., served as the Company’s independent registered public accountants until January 15, 2015, and was replaced by Liggett, Vogt and Wells, P.A., our independent auditors for the year ended December 31, 2014 audit.  There have been no disagreements or issues with HJ Associates.

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)).  Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended.  Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  We have identified the following material weaknesses:

As of December 31, 2014, we did not maintain effective controls over the control environment.  Two independent members were added to the board of directors on December 18, 2014 and both directors qualify as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K.  Management had previously determined that the lack of an audit committee constituted a material weakness.

Because of this material weakness during most of 2014, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2014, based on the criteria established in “Internal Control-Integrated Framework” issued by the COSO.

Changes in Internal Control Over Financial Reporting

We added independent directors, formed board committees and adopted committee charters during the quarter ended December 31, 2014, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

No Attestation Report by Independent Registered Accountant

The effectiveness of our internal control over financial reporting as of December 31, 2014 has not been audited by our independent registered public accounting firm by virtue of our exemption from such requirement as a smaller reporting company.

Item 9B.  Other Information.

Not applicable.

PART III

Item 10 – Directors, Executive Officers and Corporate Governance.

The following persons are our executive officers and directors, and hold the offices set forth opposite their names.

Name	Age	Position
James B. Nelson	62	Chief Executive Officer, President and Director
Tracy M. Welch	59	Chief Financial Officer
Abe Emard	37	Chief Executive Officer of Solar United Network, Inc. and Director
Emil Beitpolous	36	President of Solar United Network, Inc.
Mikhail Podnebesnyy	35	Vice-President of Solar United Network, Inc.
Mark J. Richardson	61	Director
Frank L. Hunt	64	Director
John D. Van Slooten	53	Director

The following is a brief account of the business experience during the past five years of each of our directors and executive officers:

James B. Nelson has been a director and Chief Executive Officer of Solar3D since October 2010 and the president and interim chief financial officer of Solar3D since August 2012. Mr. Nelson also served as Interim Chief Financial Officer from August 2012 until February 2014.  Mr. Nelson is also a director of SUNworks, a position he has held since February 1, 2014.  Mr. Nelson began his executive career 30 years ago at Bain and Company, a business strategy consulting firm, where he managed a team of consultants on four continents solving CEO-level programs for global companies.  Prior to joining Solar3D, he spent 20 years working in the private equity industry as both a capital partner and operating CEO to portfolio companies.  Mr. Nelson was a general partner at Peterson Partners (2007-2009) and at Millennial Capital Partners (1991-2010--previously known as Invest West Capital).  In addition to his responsibilities in acquisition and divestiture, Mr. Nelson worked as an executive of a number of portfolio companies. He served as chief executive officer of Euro-Tek Store Fixture, LLC, chairman of the board of American Retail Interiors, chairman of the board and chief executive officer of Panelview Inc. and chairman of the board of Critical Power Exchange, as well as sitting on numerous boards both in and out of the private equity funds’ portfolios.  Prior to his years in private equity, Mr. Nelson served as Vice President of Marketing at Banana Republic/The Gap, where he managed company-wide marketing, as well as the initial international expansion of Banana Republic.  He was also general manager for Banana Republic’s catalog division.  He also served as Vice President of Marketing and Corporate Development at Saga Corporation, a multi-billion dollar food service company.  Mr. Nelson received his MBA from Brigham Young University, where he graduated summa cum laude and was named the Outstanding Master of Business Administration Graduate.

The Board believes that Mr. Nelson is qualified to serve as a director because of his extensive experience as an executive and as a strategic consultant.

Tracy M. Welch was appointed as Chief Financial Officer effective February 6, 2015. Mr. Welch began his executive career 34 years ago with Marathon Oil, a fully integrated oil & gas publically held Fortune 100 company where he spent nine years in a variety of roles.  Tracy recently served as the Controller of Maverik, a $2.4 billion Utah retail company with 270 locations from June, 2014 until February, 2015. From 2011 until 2013, Welch served as the Chief Financial Officer of Ambre Energy North America, a $400 million energy and mining firm, where he oversaw all financial reporting, investment and public offering activities. From 2010 until 2011, Mr. Welch served as the Treasurer of Verso Paper, a public paper manufacturer, where Mr. Welch oversaw financing and risk management activities. From 2009 until 2010, Mr. Welch served as the Treasurer of Hawkeye Energy, a $1 billion Iowa ethanol company and from 2007 until 2008 served as the Chief Financial Officer of Global Ethanol, a $400 million Minnesota ethanol company.  Mr. Welch worked for the Schwan Food Company (2002-2007) a $3.5 billion global frozen food manufacturer and distributor as Corporate Treasurer and later as Senior Vice-President, and Chief Financial Officer of their Global Food Service division where he oversaw the creation of the company’s treasury department, facilitated and structured company M&A activities, and oversaw risk management activities for the company.  Mr. Welch previously worked from 1999 to 2001 as Treasurer of Iomega, Inc. a public $2 billion high tech manufacturer where he also oversaw investor relations. Earlier in his career Mr. Welch worked for large publicly held energy and manufacturing companies.  Tracy received a Bachelor of Science degree in accounting from Utah State University and his MBA from the University of Utah. Mr. Welch was also previously a Certified Public Accountant in the State of Ohio.

Abe Emard is the CEO & RMO of SUNworks, a division of Solar3D, and is actively engaged in the design, installation and management of solar energy solutions for commercial, agricultural and residential customers. Mr. Emard is a co-founder of SUNworks and has served as CEO since the company's inception in February 2011. From 2000 until co-founding SUNworks, he worked for Emard Electric, Inc. as its Project Manager, Vice President and Business Development Officer. Mr. Emard is pursuing a construction management degree from the University of California at Davis extension program and holds the company’s electrical C-10 License. He is a certified installer for Canadian Solar, Sharp, AE Solaron, SunPower and PV Powered.

The Company’s Board of directors believes that Mr. Emard is qualified to serve as a Director because of his background with more than fifteen years’ electrical and solar construction management experience.

Mikhail Podnebesnyy, has been the vice president of SUNworks since February 2011.  From 2001 until joining SUNworks, Mr. Podnebesnyy worked for Emard Electric, Inc. in various capacities, including photovoltaic design from 2009 to 2011, pre-fabrication manager from 2007 to 2009, job foreman from 2002 to 2007, and journeyman electrician from 2001 to 2002.  He is a certified journeyman electrician and has received WECA certified photovoltaic training, and various module manufacturer, inverter, and racking training.

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

Mark J. Richardson previously served as a director of Solar3D from October 2008 through February 2014.  Mr. Richardson has been a securities lawyer since he graduated from the University of Michigan Law School in 1978.  He practiced as an associate and partner in large law firms until 1993, when he established his own practice under the name Richardson & Associates.  He has been the principal securities counsel on a variety of equity and debt placements for corporations, partnerships, and real estate companies.  His practice includes public and private offerings, venture capital placements, debt restructuring, compliance with federal and state securities laws, representation of publicly traded companies, Nasdaq filings, corporate law, partnerships, joint ventures, mergers, asset acquisitions, and stock purchase agreements.  As a partner in a major international law firm in the 1980’s, Mr. Richardson participated in the leveraged buyout and recapitalization of a well-known producer of animated programming for children, financed by Prudential Insurance and Bear Stearns, Inc.  He was also instrumental in restructuring the public debentures of a real estate company without resorting to a bankruptcy proceeding.  From 1986 to 1993 Mr. Richardson was a contributing author to State Limited Partnerships Laws – California Practice Guide, Prentice Hall Law and Business.  Prior to receiving his Juris Doctor degree cum laude from the University of Michigan Law School in 1978, Mr. Richardson received a Bachelor of Science degree summa cum laude in Resource Economics from the University of Michigan School of Natural Resources in 1975, where he earned the Bankstrom Prize for academic excellence and achieved Phi Beta Kappa honors.  Mr. Richardson is an active member of the Los Angeles County and California State Bar Associations, including the Section on Corporations, Business and Finance and the Section on Real Estate.
The Board of Directors believes that Mr. Richardson is qualified to serve as a Director because of his background as a securities attorney with over twenty years’ experience representing small and mid-sized companies.

Frank Hunt was appointed as a Director effective December 2014. Mr. Hunt is the owner of Hunt Business Consulting, a company that provides consultation to companies regarding current requirements under GAAP, where Mr. Hunt provides consulting service since 2010.  Mr. Hunt has over 30 years of experience as a CPA and served as a member (partner) of HJ & Associates, LLC, a public accounting firm, from 1995 to 2010.  Mr. Hunt has previously served on the board and advisory committee for both public and private companies.  Currently, Mr. Hunt is serving on the advisory board for Independent Stock Market and American Gunity companies. Mr. Hunt served as the Audit Committee Chairman for Cereplast, Inc., a public company, from September 2010 until March 2014. Mr. Hunt received a Bachelor of Science degree from Brigham Young University.

Mr. Hunt’s thirty years of experience in public accounting bring to the Board a broad knowledge of public finance, audit processes, and compliance expertise.

John Van Slooten was appointed as a Director effective December 2014. Mr. Van Slooten is the Managing Partner of Intrepid Equity Partners since 2013. From 2007 until 2013 he served as the Managing Partner of Atlanta-based VVS Capital.  Prior, Mr. Van Slooten served as a Managing Director at SunTrust Robinson Humphrey Capital Markets. He has over 25 years’ experience in private equity and the capital markets. He has executed private equity investments in a variety of industries.  He has worked for Standard Chartered Bank and First Interstate Bank Ltd. He holds a Bachelor of Science in Accounting and an MBA from Brigham Young University.

Mr. Van Slooten’s twenty-five years of experience in management, public finance and private equity bring to the Board a broad knowledge of public company management, and investment community relationships among institutional investors, analysts and investment bankers.

Family Relationships

There are no family relationships among our executive officers and directors with the exception that Mr. Nelson is the first cousin of Mr. Hunt’s wife.

Involvement in Certain Legal Proceedings

During the past ten years, none of our directors, executive officers, promoters, control persons, or nominees has been:

●
the subject of any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

●	convicted in a criminal proceeding or is subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

●
subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or any Federal or State authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

●	found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law.

●
the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of (a) any Federal or State securities or commodities law or regulation; (b) any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or (c) any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

●
the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Compliance with Section 16(a) of Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. These persons are required by regulation to furnish us with copies of all Section 16(a) reports that they file. Based on our review of the copies of these reports received by us, or written representations from the reporting persons that no other reports were required, we believe that, during fiscal 2014, all filing requirements applicable to our current officers, directors and greater than 10% beneficial owners were complied with.

Code of Conduct

We have adopted a code of conduct that applies to all of our directors, officers and employees.  The text of the code of conduct has been posted on our internet website and can be viewed at http://www.solar3d.com/about.php.  Any waiver of the provisions of the code of conduct for executive officers and directors may be made only by the audit committee and, in the case of a waiver for members of the audit committee, by the board of directors. Any such waivers will be promptly disclosed to our shareholders.

Committees of the Board of Directors

Audit Committee.   The Board has a standing Audit Committee, consisting of Messrs. Frank Hunt (Chairman), John Van Slooten and Mark J. Richardson. The Audit Committee acts under a written charter, which more specifically sets forth its responsibilities and duties, as well as requirements for the Audit Committee’s composition and meetings.

The Audit Committee’s responsibilities include (1) the integrity of the Company’s financial statements and disclosures; (2) the independent auditor’s qualifications and independence; (3) the performance of the Company’s internal audit function and independent registered public accounting firm; (4) the adequacy and effectiveness of the Company’s internal controls; (5) the Company’s compliance with legal and regulatory requirements; and  (6) the processes utilized by management for identifying, evaluating, and mitigating strategic, financial, operational, regulatory, and external risks inherent in the Company’s business.  The Audit Committee also prepares the Audit Committee report that is required pursuant to the rules of the SEC.

The Board has determined that each member of the audit committee is “independent,” as that term is defined by applicable SEC rules. In addition, the Board has determined that each member of the audit committee is “independent,” as that term is defined by the rules of the Nasdaq Stock Market.

The Board has determined that Mr. Hunt is an “audit committee financial expert” serving on its Audit Committee, and is independent, as the SEC has defined that term in Item 407 of Regulation S-K.

Corporate Governance/Nominating Committee. The Board has a standing Corporate Governance/Nominating Committee. The Nominating and Governance Committee consists of Messrs. John Van Slooten, Frank L. Hunt, and Mark J. Richardson (Chairman). The Nominating and Governance Committee acts under a written charter, which more specifically sets forth its responsibilities and duties, as well as requirements for its composition and meetings.

The Corporate Governance/Nominating Committee has been established by the Board in order, among other things to:  (1) develop and recommend to the Board the Corporate Governance Guidelines of the Company and oversee compliance therewith;  (2) assist the Board in effecting Board organization, membership and function including identifying qualified Board nominees; (3) assist the Board in effecting the organization, membership and function of Board committees including the composition of Board committees and recommending qualified candidates therefor; (4) evaluate and provide successor planning for the Chief Executive Officer and other executive officers; and (5) to develop criteria for Board membership, such as independence, term limits, age limits and ability of former employees to serve on the Board and the evaluation of candidates' qualifications for nominations  to the Board its committees as well as removal therefrom, respectively.

The Board has determined that all of the members of the Corporate Governance/Nominating Committee are “independent” under the current listing standards of NASDAQ.

Compensation Committee; Compensation Committee Interlocks and Insider Participation.   The Compensation Committee of the Board is composed entirely of directors who are not our current or former employees, each of whom meets the applicable definition of “independent” as defined by the rules of the Nasdaq Stock Market. None of the members of the Compensation Committee during fiscal 2014 (i) had any relationships requiring disclosure by the Company under the SEC’s rules requiring disclosure of related party transactions or (ii) was an executive officer of a company of which an executive officer of the Company is a director. The current members of the Compensation Committee are Messrs. John Van Slooten (Chairman) and Mark J. Richardson. The Compensation Committee has no interlocks with other companies.

The purpose of the Committee is to discharge the Board’s responsibilities relating to compensation of the Company’s directors and executive officers. The Committee has overall responsibility for evaluating the Company’s compensation and benefit plans, policies and programs and insuring overall alignment to the corporate compensation philosophy. The Committee also is responsible for preparing any report on executive compensation required by the rules and regulations of the SEC.

The Board has determined that all of the members of the Compensation Committee are “independent” under the current listing standards of NASDAQ.

Board of Directors Leadership Structure and Role in Risk Oversight.

Our Board is responsible for the selection of the Chairman of the Board and the Chief Executive Officer. Our Board does not have a policy on whether or not the roles of Chief Executive Officer and Chairman should be separate and, if they are to be separate, whether the Chairman should be selected from the non-employee directors or be an employee. Our Board has not selected a Chairman of the Board.

While management is responsible for managing the day-to-day issues faced by the Company, our Board has an active role, directly and through its committees, in the oversight of the Company’s risk management efforts. The Board carries out this oversight role through several levels of review. The Board regularly reviews and discusses with members of management information regarding the management of risks inherent in the operation of the Company’s business and the implementation of the Company’s strategic plan, including the Company’s risk mitigation efforts.

Each of the Board’s committees also oversees the management of the Company’s risks that are under each committee’s areas of responsibility. For example, the Audit Committee oversees management of accounting, auditing, external reporting, internal controls, and cash investment risks. The Nominating and Governance Committee oversees the Company’s compliance policies, Code of Conduct and Ethics, conflicts of interests, director independence and corporate governance policies. The Compensation Committee oversees risks arising from compensation practices and policies. While each committee has specific responsibilities for oversight of risk, the Board is regularly informed by each committee about such risks. In this manner the Board is able to coordinate its risk oversight.

Changes in Nominating Procedures

None.

Item 11 – Executive Compensation.

Compensation Discussion and Analysis

The following Compensation Discussion and Analysis describes the material elements of compensation for our executive officers identified in the Summary Compensation Table (“Named Executive Officers”), and executive officers that we may hire in the future. As more fully described above, the Compensation Committee is responsible for recommendations relating to compensation of the Company’s directors and executive officers.

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

The primary purpose of the compensation and benefits described below is to attract, retain, and motivate highly talented individuals when we do hire, who will engage in the behaviors necessary to enable us to succeed in our mission while upholding our values in a highly competitive marketplace.  Different elements are designed to engender different behaviors, and the actual incentive amounts, which may be awarded to each Named Executive Officer are subject to the annual review of the board of directors.  The following is a brief description of the key elements of our planned executive compensation structure.

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

The Elements of Solar3D’s Compensation Program

Base Salary

Executive officer base salaries are based on job responsibilities and individual contribution.  The board reviews the base salaries of our executive officers, including our Named Executive Officers, considering factors such as corporate progress toward achieving objectives (without reference to any specific performance-related targets) and individual performance experience and expertise.  None of our Named Executive Officers have employment agreements with us.  Additional factors reviewed by the board of directors in determining appropriate base salary levels and raises include subjective factors related to corporate and individual performance.  For the year ended December 31, 2014, all executive officer base salary decisions were approved by the board of directors.

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

Incentive Compensation Awards

Some Named Executives have been paid some discretionary bonuses but our Compensation Committee has not yet established a formal compensation policy for the determination of bonuses.  If our revenue grows and bonuses become affordable and justifiable, we expect to use the following parameters in justifying and quantifying bonuses for our Named Executive Officers and our other officers: (1) the growth in our revenue, (2) the growth in our earnings before interest, taxes, depreciation and amortization, as adjusted (“EBITDA”), and (3) our stock price.  Our compensation committee has not adopted specific performance goals and target bonus amounts for any of our fiscal years, but may do so in the future.

Equity Incentive Awards

Our board has not yet adopted an equity incentive plan. We have however granted stock options to certain of our Executive Officers and Directors.  In the future we plan to adopt a formal management equity incentive plan pursuant to which we plan to grant stock options and make restricted stock awards to members of management, which would not be assignable during the executive’s life, except for certain gifts to family members or trusts that benefit family members.  These equity incentive awards, we believe, would motivate our employees to work to improve our business and stock price performance, thereby further linking the interests of our senior management and our stockholders.  Our compensation committee will consider several factors in determining whether awards are granted to an executive officer, including those previously described, as well as the executive’s position, his or her performance and responsibilities, and the amount of options or other awards, if any, currently held by the officer and their vesting schedule.  Our policy will prohibit backdating options or granting them retroactively.

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

Separation and Change in Control Arrangements

We have employment agreements with the former owners of SUNworks; Abe Emard, Emil Beitpolous and Mikhail Podnebesnyy.  None of them are eligible for specific benefits or payments if their employment or engagement terminates in a separation or if there is a change of control.

Executive Officer Compensation

The following table sets forth the total compensation paid in all forms to the executive officers and directors of Solar3D during the periods indicated:

Summary Compensation Table

Name and Principal Position	Year	Salary		Bonus		Stock Awards(1)(4)	Option Awards(2)		Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total

James B. Nelson, Chief Executive Officer and President	2014 2013	$ $	276,000 270,000	$ $	0 13,500	$180,000 0	$0 351,650	(3)	0 0	0 0	0 0	$ $	456,000 635,150

Abe Emard, Chief Executive Officer of SUNworks	2014 2013		$104,846		$41,735 0	0 0	0 0		0 0	0 0	0		$146,581

Emil Beitpolous, President of SUNworks	2014 2013		$104,846		$40,560 0	0 0	0 0		0 0	0 0	0		$145,406

Mikhail Podnebesnyy ,Vice President of SUNworks	2014 2013		$104,846		$34,885 0	0 0	0 0		0 0	0 0	0		$139,731

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

(3)
On July 22, 2010, Mr. Nelson was granted nonqualified stock options to purchase 576,924 shares of our common stock at an exercise price of $1.30 per share exercisable until July 22, 2017 in consideration for his services to us.  These stock options vest 1/36th per month, commencing on August 21, 2010, on a monthly basis for as long as Mr. Nelson is an employee or consultant of Solar3D.  On November 1, 2012, Mr. Nelson was granted nonqualified stock options to purchase 192,308 shares of our common at an exercise price of $0.26 per share exercisable on a cash or cashless basis until November 1, 2019 for his services to us.  These stock options vest according to the following schedule: 53,419 on the date of grant, 5,342 on the first day of each month thereafter commencing on December 1, 2012 until December 1, 2014, and then 5,342 on January 1, 2015; provided Mr. Nelson is an employee or consultant of Solar3D.

(4)
On September 23, 2013, Mr. Nelson was granted 769,231 restricted shares of our common stock.  These shares vest according to a schedule of performance goals which is described below under “Restricted Stock.”  As of December 31, 2014, half of the restricted stock in this award had vested and issued, based on the achievement of two performance milestones: the achievement of $10,000,000 in revenues in a 12-month period of time and the achievement of $10,000,000 in market value.  The vesting of the second half of the shares is based on the achievement of $2,000,000 in GAAP Net Profit in a 12-month period.

Employment Agreements

We have not entered into any employment agreements with our executive officers to date, except for employment agreements at will with the three executive officers of Solar United Networks, Inc., the Company’s wholly owned subsidiary.  Each of these employment agreements provides for a base annual salary of $100,000 with the potential for periodic bonuses and equity incentive awards at the discretion of the Company’s board of directors.  In October 2014, our Board of Director approved increases in the annual base salaries to $120,000.

We subsequently entered into an employment agreement at will with the chief executive officer of MD Energy, Inc., the Company’s wholly owned subsidiary acquired on March 2, 20150. We may enter into employment agreements with other executive officers in the future.

Outstanding Equity Awards

The following table sets forth information with respect to unexercised stock options, stock that has not vested, and equity incentive plan awards held by our executive officers at December 31, 2014.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards						Stock Awards
Name and Principal Position	Number of Securities Underlying Unexercised Options Exercisable		Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price		Option Expiration Date	Number of Shares of Stock that Have not Vested		Market Value of Shares of Stock that Have not Vested

James B. Nelson, Chief Executive Officer and President	576,924 186,966	(1) (2)	0 5,341	$ $	1.30 0.26	7/22/17 11/1/19	384,616	(3)	68,077	(4)
_________________________

(1)
On July 22, 2010, Mr. Nelson was granted nonqualified stock options to purchase 576,924 shares of our common stock at an exercise price of $1.30 per share exercisable until July 22, 2017 in consideration for his services to us.  These stock options vest 1/36th per month, commencing on August 21, 2010, on a monthly basis for as long as Mr. Nelson is an employee or consultant of Solar3D.

(2)
On November 1, 2012, Mr. Nelson was granted nonqualified stock options to purchase 192,308 shares of our common at an exercise price of $0.26 per share exercisable on a cash or cashless basis until November 1, 2019 for his services to us.  These stock options vest according to the following schedule: 53,419 on the date of grant, 5,342 on the first day of each month thereafter commencing on December 1, 2012 until December 1, 2014, and then 5,342 on January 1, 2015; provided Mr. Nelson is an employee or consultant of Solar3D.  As of January 1, 2015, all of Mr. Nelson’s options are fully vested.

(3)
On September 23, 2013, Mr. Nelson was granted 769,231 restricted shares of our common stock.  These shares vest according to a schedule of performance goals which is described below under “Restricted Stock.”  As of December 31, 2014, half of the restricted stock in this award had vested and issued, based on the achievement of two performance milestones: the achievement of $10,000,000 in revenues in a 12-month period of time and the achievement of $10,000,000 in market value.  The vesting of the second half of the shares is based on the achievement of $2,000,000 in GAAP Net Profit in a 12-month period.

(4)	Based on the last sale price of the Company’s common stock as quoted on the OTC-QB Market at the closing on December 31, 2014, which was $4.60 per share.

Restricted Stock

During fiscal year ended December 31, 2014, we granted an aggregate of 1,061,539 restricted stock awards to certain of our employees. The Shares subject to the awards vest and will become issuable upon the achievement of the certain milestones as follows:

Restricted Shares	Company Performance Goals
353,847
The Company's aggregate net income from operations,  for the  trailing 4  quarters,  as  reported in the Company's quarterly or annual financial statements, equals   or   exceeds   $2,000,000.   For   further clarification, net income shall the defined as the Gross Profit minus Total Operating Expenses, as reported on the Company's financial statements.

353,847
The Company's aggregate net income from operations, for the  trailing 4  quarters,  as  reported in the Company's quarterly or annual financial statements, equals   or   exceeds   $3,000,000.   For   further clarification, net income shall the defined as the Gross Profit minus Total Operating Expenses, as reported on the Company's financial statements.

353,845
The Company's aggregate net income from operations, for the  trailing 4  quarters,  as  reported in the Company's quarterly or annual financial statements, equals   or   exceeds   $4,000,000.   For   further clarification, net income shall the defined as the Gross Profit minus Total Operating Expenses, as reported on the Company's financial statements.

After a particular Company Performance Goal has been met, the Restricted Shares associated with that particular Company Performance Goal shall be eligible for vesting (the  "Eligible  Restricted  Shares").  The Eligible Restricted Shares shall vest on a monthly basis, based on the following formula:

                                                                                           Vesting Percentage x Prior Monthly Trade Value
Monthly Number of Vested Shares   =              ----------------------------------------------
                                                                                             Fair Market Value of the Company's Shares

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

Option Exercises and Stock Vested

Mark Richardson exercised 23,504 stock options during the fiscal year ended December 31, 2014.

Director Compensation

The following table sets forth certain information regarding the compensation paid to our directors during the fiscal year ended December 31, 2014:

Director Compensation

Name	Fees earned or cash paid	Stock Awards	Option Awards	All other compensation	Total

Mark J. Richardson
Abe Emard
Emil Beitpolous
Frank Hunt			38,462
John Van Slooten			38,462

Commencing in December 2014, our non-employee Board members are paid $1,500 for attendance in-person or telephonically at each board meeting. Directors may also be reimbursed their expenses for travelling, hotel and other expenses reasonably incurred in connection with attending board or committee meetings or otherwise in connection with the Company’s business. There are currently no other cash compensation arrangements in place for members of the Board of Directors acting as such.

Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table is based upon 17,702,326 shares of common stock outstanding as of March 26, 2015, and sets forth, based on the public filings of such individuals and entities and our knowledge of securities issued by us to them, certain information concerning the ownership of voting securities of: (i) each current member of the Board, (ii) our Chief Executive Officer and other executive officers named in the Summary Compensation Table, (iii) all of our current directors and executive officers as a group and (iv) each beneficial owner of more than 5% of the outstanding shares of any class of our voting securities.

	Common Stock		Preferred Stock		All Stock
	Number of		Number of
	Shares	Percentage	Shares	Percentage	Number of	Percentage
Name of Beneficial Owner (1)	Owned (2)	Owned (2)(3)	Owned (2)(4)	Owned (2)(3)(4)	Votes (2)(4)	Owned (2)(3)(4)

James Nelson	161,324	.9%	-	-%	161,324	.9%
Tracy Welch (5)	-	*		*	-	*
Mark Richardson	20,104	*	-	*	20,104	*
Emil Beitpolous	158,808	.9%	-	*	158,808	.9%
Abe Emard	791,395	4.5%	-	*	791,395	4.5%
Frank Hunt (6)	4,273	*	-	*	4,273	*
John Van Slooten (6)	27,762	*	-	*	27,762	*
All officers and directors as a group (6 persons)	1,163,666	6.6%	-	-%	1,163,666	6.6%

Cumorah Capital, LLC (7)	1,020,613	5.8%	-	-	1,020,613	5.8%
Pearl Innovations, LLC (8)	814,075	4.6%	-	-	814,075	4.6%

(1)           The address for our officers and directors is c/o of the Company, 26 West Mission Avenue, Santa Barbara, California 93101.

(2)           Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of January 14, 2015 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

(3)           Percentage based on 17,702,326 shares of Common Stock issued and outstanding at March 26, 2015.

(4)           James Nelson was issued 4,400 shares of Series A Preferred Stock by the Company on January 9, 2015, which were automatically redeemed and converted to 170 shares of Common Stock upon the listing of the Company’s common stock for trading on the Nasdaq Capital Market which occurred on March 4, 2015.

(5)           Mr. Welch has been issued a restricted stock grant of 115,384 shares that has not vested.

(6)           Includes 4,273 of options to purchase shares of common stock vested or to be vested within 60 days of today’s date.

(7)           William E. Beifuss holds voting and dispositive power over the shares held by Cumorah Capital, Inc.

(8)           Elaine Lei holds voting and dispositive power over the shares held by Pearl Innovations, LLC.

Item 13 – Certain Relationships and Related Transactions and Director Independence.

The following is a description of transactions since January 1, 2014, to which we have been a party in which the amount involved exceeded or will exceed $120,000 and in which any of our directors, executive officers, beneficial holders of 5% or more of our capital stock, or entities affiliated with them, had or will have a direct or indirect material interest:

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

Director Independence

Our Board of Directors presently consists of five members. Our Board of Directors has determined that each of Messrs Hunt, Van Slooten and Richardson are “independent," as defined by SEC rules adopted pursuant to the requirements of the Sarbanes-Oxley Act of 2002 and as determined in accordance with Rule 4200(a)(15) of the Marketplace Rules of the Nasdaq Stock Market, Inc.

Item 14 – Principal Accountant Fees and Services.

Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the Company's annual financial statements and review of financial statements included in the Company's Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ending December 31, 2014 and 2013 were: $110,000, and $80,000, respectively. The fees for 2014, include $40,000 billed by HJ Associates & Consultants, L.L.P., who served as the Company’s independent registered public accountants until January 15, 2015, and $70,000 in fees to be billed by Liggett, Vogt and Wells, P.A., our independent auditors for the year ended December 31, 2014 audit.

Audit-Related Fees

No aggregate fees were billed in either of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant's financial statements and are not reported under item (1) for the fiscal years ending December 31, 2014 and 2013.

Tax Fees

No aggregate fees were billed for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning for the fiscal years ending December 31, 2014 and 2013.

All Other Fees

Other fees billed for professional services provided by the principal accountant, other than the services reported above, for the fiscal years ending December 31, 2014 and 2013 were $500 and $750.

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

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(1) Financial Statements.

The financial statements required by item 15 are submitted in a separate section of this report, beginning on Page F-1, incorporated herein and made a part hereof.

(2) Financial Statement Schedules.

Schedules have been omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements or notes thereto.

(3) Exhibits.

The following exhibits are filed with this report, or incorporated by reference as noted:

3.1	Certificate of Incorporation (Incorporated by reference to the Form SB-2 Registration Statement filed with the Securities and Exchange Commission dated August 1, 2005).
3.2	Amendments to Certificate of Incorporation (Incorporated by reference to the Form SB-2 Registration Statement filed with the Securities and Exchange Commission dated August 1, 2005).
3.3	Amendment to Certificate of Incorporation (Incorporated by reference to the Form 10K filed with the Securities and Exchange Commission, dated July 15, 2009).
3.4
Amendment to Certificate of Incorporation (Incorporated by reference from the Definitive Information Statement on Schedule 14Cfiled by the Company with the Securities and Exchange Commission, dated August 30, 2010).

3.5
Certificate of Designation of Series A Preferred Stock filed with the Secretary of State on January 9, 2015 (Incorporated by reference to the current report on Form 8-K filed with the Securities and Exchange Commission on  January 13, 2015)

3.6	Bylaws (Incorporated by reference to the Form SB-2 Registration Statement filed with the Securities and Exchange Commission dated August 1, 2005).
4.2	Form of Non Qualified Stock Option Agreement (Incorporated by reference to the Form SB-2 Registration Statement filed with the Securities and Exchange Commission dated August 1, 2005)
4.3
Form of Lock-Up Agreement entered into by us with Wings Fund, Inc., Roland F. Bryan, Mark J. Richardson, and Chris Outwater, dated as of May 2, 2009 (Incorporated by reference to the Form 8K filed with the Securities and Exchange Commission, dated May 13, 2009)

10.1	Acquisition Agreement for Wideband Detection Technologies, Inc. dated July 20, 2007 (Incorporated by reference to the Form 8K filed with the Securities and Exchange Commission on July 20, 2007)
10.2	Acquisition Agreement for Micro Wireless Technologies, Inc. dated December 28, 2007 (Incorporated by reference to the Form 8K filed with the Securities and Exchange Commission, dated January 3, 2008)
10.3
Stock Purchase Agreement with Wings Fund, Inc., a Nevada corporation, and Pearl Innovations, LLC, a Nevada limited liability company, dated as of May 5, 2009 (Incorporated by reference to the Form 8K filed with the Securities and Exchange Commission on May 13, 2009)

10.4
Nonstatutory Stock Option Agreement with James B. Nelson, dated July 22, 2010 (Incorporated by reference from the Report on Form 8-Kfiled by the Company with the Securities and Exchange Commission, dated August 5, 2010)

10.5
Assignment of Intangible Assets and Assumption of Liabilities by and between Solar3D, Inc., a Delaware corporation and Wideband Detection Technologies, Inc., a Florida corporation, dated as of June 28, 2011 (Incorporated by reference to the Form 8K filed with the Securities and Exchange Commission, dated June 30, 2011)

10.6
Patent Assignment by and between Solar3D, Inc., a Delaware corporation, as assignor and Wideband Detection Technologies, Inc., a Florida corporation, as assignee (Incorporated by reference to the Form 8K filed with the Securities and Exchange Commission, dated June 30, 2011)

10.7
Stock Purchase Agreement by and between Solar3D, Inc., a Delaware corporation, as seller, and Roland F. Bryan, as buyer, dated as of June 30, 2011 (Incorporated by reference to the Form 8K filed with the Securities and Exchange Commission, dated June 30, 2011)

*10.8	Office Lease agreement dated September 11, 2013
10.9
Restricted Stock Grant Agreement, dated September 23, 2013, by and between Solar3D, Inc., a Delaware corporation, as Grantor, and James B. Nelson, as Grantee (Incorporated by reference to the Form 8K filed with the Securities and Exchange Commission, dated September 26, 2013)

10.10
Stock Purchase Agreement by and among Solar United Network, Inc., Emil Beitpolous, Abe Emard, Richard Emard, Mikhail Podnesbesnyy, and Solar3D, Inc., dated October 31, 2013 (Incorporated by reference to the Form 8K filed with the Securities and Exchange Commission, dated November 6, 2013)

10.11
Addendum to Stock Purchase Agreement by and among Solar United Network, Inc., Emil Beitpolous, Abe Emard, Richard Emard, Mikhail Podnesbesnyy, and Solar3D, Inc., dated January 31, 2014 (Incorporated by reference to the Form 8K filed with the Securities and Exchange Commission, dated January 31, 2014)

10.12
Amendment to Restricted Stock Grant Agreement, dated May 1, 2014 by and between Solar3D, Inc. and James B. Nelson (Incorporated by reference to the current report on Form 8-K filed with the Securities and Exchange Commission, dated May 2, 2014)

10.13
Second Amendment to Restricted Stock Grant Agreement, dated August 26, 2014 by and between Solar3D, Inc. and James B. Nelson (Incorporated by reference to the current report on Form 8-K filed with the Securities and Exchange Commission, dated August 29, 2014)

10.14
Form of Restricted Stock Grant Agreement in connection with grants to Abe Emard, Emil Beitpolous and Mikhail Podnesbesnyy (Incorporated by reference to the current report on Form 8-K filed with the Securities and Exchange Commission, dated October 3, 2014)

10.15
Asset Purchase Agreement dated November 3, 2014 between MD Energy, LLC, Daniel Mitchell, Andrea Mitchell and Solar 3D, Inc. (Incorporated by reference to the quarterly report on Form 10-Q filed on November 10, 2014)

*10.16	Restricted Stock Grant Agreement, dated February 6, 2015, by and between Solar3D, Inc., a Delaware corporation, as Grantor, and Tracy Welch, as Grantee.
16.1	Letter from HJ Associates & Consultants (Incorporated by reference to the current report on Form 8-K filed on January 21, 2015)
*21.1	Subsidiaries
*31.1	Certification of Principal Executive Officer
*31.2	Certification of Principal Financial Officer
*32.1	Section 1350 Certificate of President and Chief Financial Officer

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
____________

*	Filed herewith.

(b) Exhibits.

See (a)(3) above.

(c) Financial Statement Schedules.

See (a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOLAR3D, INC.

By: /s/  James Nelson
Chief Executive Officer & President

Date: March 31, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James Nelson	Chief Executive Officer, President and Chairman of the Board	March 31, 2015
James Nelson	(Principal Executive Officer)

/s/ Tracy Welch	Chief Financial Officer	March 31, 2015
Tracy Welch	(Principal Financial and Accounting Officer)

/s/ Abe Emard	Chief Executive Officer of Solar United Network, Inc. and Director	March 31, 2015
Abe Emard

/s/ Mark J. Richardson	Director	March 31, 2015
Mark J. Richardson

/s/ Frank Hunt	Director	March 31, 2015
Frank Hunt

/s/ John D. Van Slooten	Director	March 31, 2015
John D. Van Slooten