Form 10-Q
period 2015-03-31
SOLAR3D, INC.
filed 2015-05-15
CIK 1172631

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015.
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

The number of shares of registrant’s common stock outstanding as of May 11, 2015 was 17,719,314.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

SOLAR3D, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2015	December 31, 2014
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$11,230,480	$414,123
Accounts receivable	2,489,952	2,023,497
Inventory	36,516	22,947
Cost in excess of billing	1,564,543	1,276,677
Other current assets	877,855	280,996

Total Current Assets	16,199,346	4,018,240

Property and Equipment, net	176,371	84,208

Other Assets
Other deposits	27,130	19,500
Goodwill	5,455,453	2,599,268

Total Other Assets	5,482,583	2,618,768

Total Assets	$21,858,300	$6,721,216

Liabilities and Shareholders' Equity
Current Liabilities:
Accounts payable and accrued liabilities	$2,313,514	$1,970,948
Billing in excess of costs	1,143,189	891,633
Customer deposits	997,949	51,613
Other payable	192,390	-
Derivative liability	-	68,521
Acquisition convertible promissory notes, net of beneficial conversion feature of $2,537,466 and $234,042, respectively	962,534	890,958
Convertible promissory notes, net of debt discount of $781,590 and $627, respectively	68,410	887,373

Total Current Liabilities	5,677,986	4,761,046

Shareholders' Equity
Preferred stock, $.001 par value; 5,000,000 authorized shares;	-	-
Common stock, $.001 par value; 1,000,000,000 authorized shares; 17,719,313 and 14,016,252 shares issued and outstanding, respectively	17,719	14,016
Additional paid in capital	58,385,122	42,765,589
Accumulated deficit	(42,222,527)	(40,819,435)

Total Shareholders' Equity	16,180,314	1,960,170

Total Liabilities and Shareholders' Equity	$21,858,300	$6,721,216

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOLAR3D, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31, 2015	March 31, 2014

Sales	$5,658,753	$1,047,415

Cost of Goods Sold	3,717,292	772,057

Gross Profit	1,941,461	275,358

Operating Expenses
Selling and marketing expenses	1,112,729	185,480
General and administrative expenses	1,809,820	955,449
Research and development cost	25,029	28,839
Depreciation and amortization	5,339	1,297

Total Operating Expenses	2,952,917	1,171,065

Loss before Other Income/(Expenses)	(1,011,456)	(895,707)

Other Income/(Expenses)
Interest income	-	114
Penalties	(490)	-
Comment fees	(3,012)	-
Gain (Loss) on change in fair value of derivative liability	68,521	(1,838,632)
Interest expense	(456,655)	(1,303,711)

Total Other Income/(Expenses)	(391,636)	(3,142,229)

Loss before Income Taxes	(1,403,092)	(4,037,936)

Income Tax Expense	-	-

Net Loss	$(1,403,092)	$(4,037,936)

EARNINGS PER SHARE:
Basic	$(0.10)	$(0.43)
Diluted	$(0.10)	$(0.43)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
Basic	14,513,445	9,474,217
Diluted	14,513,445	9,474,217

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOLAR3D, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

					Additional
	Preferred stock		Common stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2014	-	$-	14,016,252	$14,016	$42,765,589	$(40,819,435)	$1,960,170

Issuance of common stock for cash	-	-	3,000,000	3,000	11,575,500	-	11,578,500

Issuance of common stock for conversion of promissory notes, plus accrued interest	-	-	643,465	643	316,190	-	316,833

Issuance of common stock for services at fair value	-	-	45,008	45	184,955	-	185,000

Issuance of common stock for commitment fee	-	-	11,583	12	3,000	-	3,012

Stock based compensation	-	-	-	-	39,891	-	39,891

Beneficial conversion feature on convertible promissory notes					850,000		850,000

Beneficial conversion feature on acquisition convertible promissory note	-	-	-	-	2,650,000	-	2,650,000

Rounding shares due to reverse split	-	-	3,004	3	(3)	-	-

Net loss for the three months ended March 31, 2015	-	-	-	-	-	(1,403,092)	(1,403,092)

Balance at March 31, 2015 (Unaudited)	-	$-	17,719,312	$17,719	$58,385,122	$(42,222,527)	$16,180,314

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOLAR3D, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31, 2015	March 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,403,092)	$(4,037,936)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	5,339	1,297
Stock based compensation	39,891	357,673
Common stock issued for services	185,000	-
(Gain) Loss on change in derivative liability	(68,521)	1,838,632
Amortization of debt discount and beneficial conversion feature recognized as interest	415,613	1,260,303
Common stock issued for commitment fees	3,012	-
Changes in Assets and Liabilities
(Increase) Decrease in:
Accounts receivable	446,742	(617,452)
Inventory	(13,569)	-
Other current assets	(572,950)	69,244
Cost in excess of billings	(232,236)	-
Other asset	-	500
Increase (Decrease) in:
Accounts payable and accrued liabilities	(436,404)	(20,212)
Billings in excess of cost	236,173	-
Other liabilities	1,138,726	591,559

NET CASH USED IN OPERATING ACTIVITIES	(256,276)	(556,392)

NET CASH FLOWS USED IN INVESTING ACTIVITIES:
Cash paid for acquisition, net of cash received	(484,128)	(571,689)
Purchase of property and equipment	(21,739)	(3,838)

NET CASH USED IN INVESTING ACTIVITIES	(505,867)	(575,527)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible promissory notes	-	1,465,000
Proceeds from issuance of common stock, net of cost	11,578,500	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	11,578,500	1,465,000

NET INCREASE IN CASH AND CASH EQUIVALENTS	10,816,357	333,081

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	414,123	10,422

CASH AND CASH EQUIVALENTS, END OF YEAR	$11,230,480	$343,503

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$-	$-
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS
Convertible promissory notes issued for acquisition	$2,650,000	$1,750,000
Issuance of common stock upon conversion of debt at fair value	$316,833	$3,263,329
Issuance of common stock upon conversion of restricted stock options	$-	$188,000
Issuance of common stock upon a cashless conversion of warrants	$-	$228

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOLAR3D, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS-UNAUDITED
MARCH 31, 2015

1.     BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 2014.

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

Principles of Consolidation
The accompanying condensed consolidated financial statements include the accounts of Solar3D, Inc., and its wholly owned operating subsidiaries, Solar United Network, Inc. (d/b/a SUNworks) and MD Energy, INC. All material intercompany transactions have been eliminated upon consolidation of these entities.

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

Stock-Based Compensation
The Company periodically issues stock options and warrants to employees and non-employees in non-capital raising transactions for services and for financing costs. The Company accounts for stock option and warrant grants issued and vesting to employees based on the authoritative guidance provided by the Financial Accounting Standards Board whereas the value of the award is measured on the date of grant and recognized over the vesting period. The Company accounts for stock option and warrant grants issued and vesting to non-employees in accordance with the authoritative guidance of the Financial Accounting Standards Board whereas the value of the stock compensation is based upon the measurement date as determined at either a) the date at which a performance commitment is reached, or b) at the date at which the necessary performance to earn the equity instruments is complete. Non-employee stock-based compensation charges generally are amortized over the vesting period on a straight-line basis. In certain circumstances where there are no future performance requirements by the non-employee, option grants are immediately vested and the total stock-based compensation charge is recorded in the period of the measurement date.

SOLAR3D, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS-UNAUDITED
MARCH 31, 2015

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

For the period ended March 31, 2015, the Company has excluded 957,266 options, 3,000,000 warrants outstanding, and notes convertible into 4,424,515 shares of common stock, because their impact on the loss per share is anti-dilutive.

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

Revisions in cost and profit estimates during the course of the contract are reflected in the accounting period in which the facts, which require the revision, become known.  Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.  Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions, and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined.

The Asset, “Costs and estimated earnings in excess of billings”, represents revenues recognized in excess of amounts billed on contracts in progress. The Liability, “Billings in excess of costs and estimated earnings”, represents billings in excess of revenues recognized on contracts in progress. At March 31, 2015 and 2014, the costs in excess of billings balance was $1,564,543 and $1,276,677, and the billings in excess of costs balance was $1,143,189 and $891,633, respectively.

Contract receivables are recorded on contracts for amounts currently due based upon progress billings, as well as retention, which are collectible upon completion of the contracts.  Accounts payable to material suppliers and subcontractors are recorded for amounts currently due based upon work completed or materials received, as are retention due subcontractors, which are payable upon completion of the contract.  General and administrative expenses are charged to operations as incurred and are not allocated to contract costs.

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

Depreciation expense as of March 31, 2015 and 2014 was $5,339 and $1,297 respectively.

SOLAR3D, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS-UNAUDITED
MARCH 31, 2015

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Long-Lived Assets
The Company reviews its property and equipment and any identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The test for impairment is required to be performed by management at least annually. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted operating cash flow expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.

Concentration Risk
Cash includes amounts deposited in financial institutions in excess of insurable Federal Deposit Insurance Corporation (FDIC) limits. At times throughout the year, the Company may maintain cash balances in certain bank accounts in excess of FDIC limits. As of March 31, 2015, the cash balance in excess of the FDIC limits was $10,471,188. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk in these accounts.

Fair Value of Financial Instruments
Disclosures about fair value of financial instruments, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of March 31, 2015, the amounts reported for cash, accrued interest and other expenses, and notes payable approximate the fair value because of their short maturities.

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

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC Topic 820 established a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1measurements) and the lowest priority to unobservable inputs (level 3 measurements). These tiers include:

·	Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets;
·
Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

·
Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

We measure certain financial instruments at fair value on a recurring basis. As of March 31, 2015, all level 3 liabilities were measured and recorded at fair value.

The following is a reconciliation of the derivative liability for which Level 3 inputs were used in determining the approximate fair value:

Beginning balance as of January 1, 2015	$68,521
Fair value of derivative liabilities issued	-
Conversion of notes payable	(76,099)
Loss on change in derivative liability	7,578
Ending balance as of March 31, 2015	$-

Segment Reporting
Operating segments are defined as components of an enterprise for which separate financial information is available and evaluated regularly by the chief operating decision maker, or decision making group, in deciding the method to allocate resources and assess performance. The Company currently has one reportable segment for financial reporting purposes, which represents the Company's core business.

SOLAR3D, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS-UNAUDITED
MARCH 31, 2015

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently adopted pronouncements
On May 28, 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09,  Revenue from Contracts with Customers  (“ASU 2014-09”), which is effective for public entities for annual reporting periods beginning after December 15, 2016. The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized.  The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 shall be applied retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption.  The Company is currently evaluating the impact of the pending adoption of ASU 2014-09 on the consolidated financial statements and has not yet determined the method by which the Company will adopt the standard in 2017.

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs” this Update as part of its initiative to reduce complexity in accounting standards (the Simplification Initiative). The Board received feedback that having different balance sheet presentation requirements for debt issuance costs and debt discount and premium creates unnecessary complexity. Recognizing debt issuance costs as a deferred charge (that is, an asset) also is different from the guidance in International Financial Reporting Standards (IFRS), which requires that transaction costs be deducted from the carrying value of the financial liability and not recorded as separate assets. Additionally, the requirement to recognize debt issuance costs as deferred charges conflicts with the guidance in FASB Concepts Statement No. 6, Elements of Financial Statements, which states that debt issuance costs are similar to debt discounts and in effect reduce the proceeds of borrowing, thereby increasing the effective interest rate. Concepts Statement 6 further states that debt issuance costs cannot be an asset because they provide no future economic benefit. To simplify presentation of debt issuance costs, the amendments in this Update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this Update. For public business entities, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. For all other entities, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within fiscal years beginning after December 15, 2016. The Company is currently evaluating the effects of adopting this ASU, if it is deemed to be applicable.

Management reviewed currently issued pronouncements during the three months ended March 31, 2015, and does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed financial statements.

3.     BUSINESS ACQUISITION

Solar United Network, Inc. (SUNworks)

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

SOLAR3D, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED  NOTES TO FINANCIAL STATEMENTS-UNAUDITED
MARCH 31, 2015

3.     BUSINESS ACQUISITION (Continued)

Key factors that make up the goodwill created by the transaction include knowledge and experience of the acquired workforce and infrastructure.

MD Energy, LLC (MDE)

On March 2, 2015, the Company acquired 100% of tangible and intangible assets of MD Energy, LLC (MDE) in a transaction accounted for under ASC 805, for cash in the amount of $850,000, and a convertible promissory notes for $2,650,000. MDE designs, arranges financing, monitors and maintains solar systems, but outsources the physical construction of the systems. The acquisition is designed to enhance our services for solar technology. MDE is now a wholly-owned subsidiary of the Company.

Under the purchase method of accounting, the transactions were valued for accounting purposes at $3,500,000, which was the fair value of the Company at time of acquisition. Since the Company determined there were no other separately identifiable intangible assets, any difference between the cost of the acquired entity and the fair value of the assets acquired and liabilities assumed is recorded as goodwill. The acquisition date estimated fair value of the consideration transferred consisted of the following:

Closing cash payment	$850,000
Convertible promissory notes	$2,650,000
Total purchase price	$3,500,000

Tangible assets acquired	$1,442,001
Liabilities assumed	(798,186)
Net tangible assets	643,815
Goodwill	2,856,185
Total purchase price	$3,500,000

The above estimated fair value of the intangible assets is based on a preliminary purchase price allocation prepared by management. As a result, during the preliminary purchase price allocation period, which may be up to one year from the business combination date, we may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill.  After the preliminary purchase price allocation period, we record adjustments to assets acquired or liabilities assumed subsequent to the purchase price allocation period in our operating results in the period in which the adjustments were determined.

Pro forma results
The following tables set forth the unaudited pro forma results of the Company as if the acquisition of SUNworks and MDE had taken place on the first day of the periods presented. These combined results are not necessarily indicative of the results that may have been achieved had the companies always been combined.

	Three months ended, March 31, 2015	Three months ended, March 31, 2014
Total revenues	$7,176,365	$3,356,398
Net loss	(1,430,824)	(3,800,164)
Basic and diluted net loss per common share	$(0.10)	$(0.40)

SOLAR3D, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS-UNAUDITED
MARCH 31, 2015

4.     CONVERTIBLE PROMISSORY NOTES

On March 1, 2013, the Company entered into a securities purchase agreement providing for the sale of a 5% convertible promissory note in the aggregate principal amount of $8,000, for consideration of $8,000. The note is convertible into shares of common stock of the Company at a price equal to a variable conversion price equal to the lesser of $0.52 per share or the lowest closing price after the effective date. As of March 31, 2015, the Company issued 16,987 shares of common stock for principal in the amount of $8,000, plus accrued interest of $833.

On January 29, 2014, the Company entered into a securities purchase agreement providing for the sale of a 10% convertible promissory note in the principal amount of up to $100,000. Upon execution of the note, the Company received an initial advance of $90,000. The note was convertible into shares of common stock of the Company at a price equal to a variable conversion price equal to the lesser of $0.338 per share, or fifty percent (50%) of the lowest trading price after the effective date.  On December 4, 2014, the Company issued 192,543 shares of common stock upon conversion of $60,000 in principal, plus interest of $5,079. As of December 31, 2014, the remaining balance was $30,000. The Company issued 97,633 shares of common stock upon conversion of remaining principal in the amount of $30,000, plus accrued interest of $3,000 during the three months ended March 31, 2015.

On January 31, 2014, the Company entered into a securities purchase agreement providing for the sale of a 10% convertible promissory note in the principal amount of up to $750,000, for consideration of $750,000. The proceeds were restricted and were used for the purchase of Solar United Network, Inc. The note was convertible into shares of common stock of the Company at a price equal to a variable conversion price equal to the lesser of $1.30 per share, or fifty percent (50%) of the lowest trading price after the effective date. As of September 30, 2014, the note was exchanged for a new note with a fix price of $0.338, and convertible into shares of common stock.  Per ASC 815, the derivative liability on the note was extinguished and the new note was re-valued per ASC 470 as a beneficial conversion feature, which was expensed in the statement of operations during the prior year. The note matured on October 28, 2014, with an extension of three months through January 31, 2015. The Company recorded amortization of debt discount for the old and new note, which was recognized as interest expense in the total amount of $1,500,000 during the year ended December 31, 2014. The note was subsequently extended to June 30, 2016. The beneficial conversion feature on the extended terms was revalued and a charge of $60,362 was recognized as interest expense in the three month ended March 31, 2015.

On February 11, 2014, the Company entered into a securities purchase agreement providing for the sale of a 10% convertible promissory note in the principal amount of up to $100,000. Upon execution of the note, the Company received an initial advance of $20,000. In February and March, the Company received additional advances in an aggregate amount of $80,000 for an aggregate total of $100,000. The note was convertible into shares of common stock of the Company at a price equal to a variable conversion price equal to the lesser of $1.30 per share, or fifty percent (50%) of the lowest trading price after the effective date. As of September 30, 2014, the note was exchanged for a new note with a fixed price of $0.338, and convertible into shares of common stock. Per ASC 815, the derivative liability on the note was extinguished and the new note was re-valued per ASC 470 as a beneficial conversion feature. The note matured on various dates from the effective date of each advance with respect to each advance. At the sole discretion of the lender, the lender was able to modify the maturity date to be twelve (12) months form the effective date of each advance. The note matured on various dates in 2014, and was extended to June 30, 2016. The beneficial conversion feature on the extended terms was revalued and a charge of $8,048 was recognized as interest expense in the three month ended March 31, 2015.

At the time of issuance, the Company evaluated the financing transactions in accordance with ASC Topic 815, Derivatives and Hedging, and determined that the conversion feature of the convertible promissory note was not afforded the exemption for conventional convertible instruments due to its variable conversion rate. The notes had no explicit limit on the number of shares issuable so they did not meet the conditions set forth in current accounting standards for equity classification.  The Company elected to recognize the note under paragraph 815-15-25-4, whereby, there would be a separation into a host contract and derivative instrument. The Company elected to initially and subsequently measure the note in its entirety at fair value, with changes in fair value recognized in earnings. The derivative liability was adjusted periodically according to the stock price fluctuations.

SOLAR3D, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS-UNAUDITED
MARCH 31, 2015

5.     ACQUISITION CONVERTIBLE PROMISSORY NOTES

On January 31, 2014, the Company entered into a securities purchase agreement providing for the sale of four 4% convertible promissory notes in the aggregate principal amount of $1,750,000 as part of the consideration to acquire 100% of the total outstanding stock of SUN. The notes are convertible at any time after issuance into shares of fully paid and non-assessable shares of common stock. The conversion price is $0.52 per share until March 30, 2015, and thereafter the conversion price will be the greater of $0.52 or 50% of the average closing price of the common stock during the ten (10) consecutive trading days following the submission of the conversion notice. The Notes are five (5) year notes and bear interest at the rate of 4% per annum. In February and March 2014, $625,000 of the notes was converted into 1,201,923 shares of common stock, leaving a remaining balance of $1,125,000 as of December 31, 2014. During the three months ended March 31, 2015, the Company issued 528,846 shares of common stock upon conversion of principal in the amount of $275,000. The principal balance remaining as of March 31, 2015 is $850,000. The Company recorded amortization of the beneficial conversion feature as interest expense in the amount of $234,042, during the three months ended March 31, 2015.

On February 28, 2015, the Company entered into a securities purchase agreement providing for the sale of a 4% convertible promissory note in the aggregate principal amount of $2,650,000 as part of the consideration to acquire 100% of the total outstanding stock of MD Energy. The note is convertible into shares of common stock on or after each of the following dates: November 30, 2015, November 30, 2016 and November 30, 2017. The conversion price shall be $2.60 per share. Commencing on March 31, 2015, and on the last day of each quarter thereafter during the first two (2) years of the note, the Company will make quarterly interest only payments to shareholder for interest accrued on the Note during the quarter. Commencing with the quarter ending on June 30, 2017, the Company will make quarterly payments of interest accrued on the Note during the prior quarter plus $220,833, with the final payment of all outstanding principal and accrued but unpaid interest on the Note due and payable on February 28, 2020 (the maturity date). The Company recorded amortization of the beneficial conversion feature as interest expense in the amount of $112,534 during the three months ended March 31, 2015.

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

6.     CAPITAL STOCK

On February 25, 2015, the Company effected a 26:1 reverse stock split on its shares of common stock. All share amounts have been retrospectively revised to reflect the twenty six-for-one (26:1) reverse stock split.

During the three months ended March 31, 2015, the Company issued 3,004 rounding shares due to the reverse stock split.

During the three months ended March 31, 2015, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Cowen & Company, LLC (the “Underwriter”), relating to the sale and issuance by the Company of 3,000,000 Units (the “Units”) to the Underwriter in a firm commitment underwritten public offering (the “Offering”). Each Unit consists of one share of the Company’s common stock and a warrant to purchase one share of the Company’s common stock (the “Warrants”). The shares of common stock and Warrants were immediately separable and were issued separately but sold together in the Offering. The Warrants are exercisable during the period commencing from the date of issuance and ending on March 9, 2020 at an exercise price of $4.15 per share of common stock (subject to adjustment under certain circumstances).  Total proceeds of the Solar3D offering were $12.45 million and the Company received net cash of approximately $11.6 million after deducting all fees and expenses.

During the three months ended March 31, 2015, the Company issued 643,465 shares of common stock at prices per share ranging from $0.338 to $0.52 for conversion of principal for convertible promissory notes in the amount of $313,000, plus accrued interest payable of $3,833.

During the three months ended March 31, 2015, the Company issued 45,008 shares of common stock for services at fair value of $185,000.

During the three months ended March 31, 2015, the Company issued 11,583 shares of common stock with a fair value of $3,012 for a price adjustment for the shares issued for cash.

SOLAR3D, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS-UNAUDITED
MARCH 31, 2015

7.     OPTIONS AND WARRANTS

Options
As of March 31, 2015, the Company has 957,266 non-qualified stock options outstanding to purchase 957,266 shares of common stock, per the terms set forth in the option agreements. Notwithstanding any other provisions of the option agreements, each option expires on the date specified in the applicable option agreement, which date shall not be later than the seventh (7th) anniversary from the grant date of the option.  The stock options vest at various times, and are exercisable for a period of seven years from the date of grant at  exercise prices ranging from $0.26 to $4.42 per share, the market value of the Company’s common stock on the date of grant. The Company determined the fair market value of these options by using the Black Scholes option valuation model.

A summary of the Company’s stock option activity and related information follows:

	3/31/2015
		Weighted
	Number	average
	of	exercise
	Options	price
Outstanding, beginning January 1, 2015	957,266	$0.909
Granted	-	-
Exercised	-	-
Expired	-	-
Outstanding, end of March 31, 2015	957,266	$0.909
Exercisable at the end of March 31, 2015	861,646	$0.946

Restricted Stock CEO
During the year ended December 31, 2013, the Company entered into a Restricted Stock Grant Agreement (“the RSGA”) with its Chief Executive Officer, James B. Nelson, to create management incentives to improve the economic performance of the Company and to increase its value and stock price. All shares issuable under the RSGA are performance based shares. The RSGA provides for the issuance of up to 769,230 shares of the Company’s common stock to the CEO provided certain milestones are met in certain stages. As of September 30, 2014, two of the stages were met, when the Company’s market capitalization exceeded $10,000,000, and the consolidated gross revenue, calculated in accordance with GAAP, equaled or exceeded $10,000,000 for the trailing twelve month period. The Company issued 384,615 shares of common stock to the CEO, which was exercised through a cashless exercise at fair value of $786,000 during the year ended December 31, 2014. The remaining milestone is as follows, if the Company’s consolidated net profit, calculated in accordance to GAAP, equals or exceeds $2,000,000 for the trailing twelve month period, the Company will issue 384,615 shares of the Company’s common stock. We have not recognized any cost associated with the last milestone due to not being able to estimate the probability of it being achieved. As the performance goals are achieved, the shares shall become eligible for vesting and issuance.

Restricted Shares to Shareholders
During the year ended December 31, 2014, the Company entered into a Restricted Stock Grant Agreement (“the RSGA”) with the Shareholders of SUN, for the economic performance of the Company. All shares issuable under the RSGA are performance based shares and none have yet vested nor have been issued. The RSGA provides for the issuance of up to 276,923 shares of the Company’s common stock to the Shareholders provided certain milestones are met in certain stages: a) If the Company’s aggregate net income from operations, for the trailing four (4) quarters equals or exceeds $2,000,000, the Company will issue 92,308 shares of common stock; b) If the Company’s aggregate net income from operations, for the trailing four (4) quarters exceeds $3,000,000, the Company will issued 92,308 shares of common stock; c) If the Company’s aggregate net income from operations, for the trailing four (4) quarters exceeds $4,000,000, the Company will issue 92,307. Based on the probability that the Company will reach the $2,000,000 in aggregate income for the four (4) trailing quarters, the Company recognized $100,000 in stock compensation expense as of December 31, 2014. We have not recognized any cost associated with the last two milestones due to not being able to estimate the probability of it being achieved. As the performance goals are achieved, the shares shall become eligible for vesting and issuance.

SOLAR3D, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS-UNAUDITED
MARCH 31, 2015

7.     OPTIONS AND WARRANTS (Continued)

Restricted Shares to Employees
During the year ended December 31, 2014, the Company entered into a Restricted Stock Grant Agreement (“the RSGA”) with the Employees of SUN, for the economic performance of the Company. All shares issuable under the RSGA are performance based shares and none have yet vested nor have been issued. The RSGA provides for the issuance of up to 38,462 shares of the Company’s common stock to the Shareholders provided certain milestones are met in certain stages: a) If the Company’s aggregate net income from operations, for the trailing four (4) quarters equals or exceeds $2,000,000, the Company will issue 12,821 shares of common stock; b) If the Company’s aggregate net income from operations, for the trailing four (4) quarters exceeds $3,000,000, the Company will issued 12,821 shares of common stock; c) If the Company’s aggregate net income from operations, for the trailing four (4) quarters exceeds $4,000,000, the Company will issue 12,820. Based on the probability that the Company will reach the $2,000,000 in aggregate income for the four (4) trailing quarters, the Company recognized $33,333 in stock compensation expense as of December 31, 2014. We have not recognized any cost associated with the last two milestones due to not being able to estimate the probability of it being achieved. As the performance goals are achieved, the shares shall become eligible for vesting and issuance.

The total stock-based compensation expense recognized in the statement of operations during the three months ended March 31, 2015 and 2014 was $39,891 and $357,673, respectively.

Warrants
During the three months ended March 31, 2015, the Company issued 3,000,000 units of common stock purchase warrants through a public offering at a price of $4.15 per share. As of March 31, 2015, the Company had 3,000,000 common stock purchase warrants outstanding.

8.     SUBSEQUENT EVENTS

Management evaluated subsequent events as of the date of the financial statements pursuant to ASC TOPIC 855, and reported the following events:

On May 15, 2015 the Board of Directors approved a recommendation from the Compensation Committee to authorize a $250,000 cash bonus to James B. Nelson in consideration for his valuable service to the Company.

On April 17, 2015, the Company filed a Certificate of Amendment to its Certificate of Incorporation (the “Amendment”) with the Secretary of State of the State of Delaware in order to decrease the authorized number of shares of common stock of the Company from 1,000,000,000 shares of common stock, par value $0.001 per share to 200,000,000 shares of common stock, par value $0.001 per share.

On April 8, 2015, the Company issued 3,000 shares of common stock upon conversion of purchase warrants at a price of $4.15 per share for cash in the amount of $12,450.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-looking Statements

Statements in this quarterly report on Form 10-Q that are not historical facts constitute forward-looking statements.  Examples of forward-looking statements include statements relating to industry prospects, our future economic performance including anticipated revenues and expenditures, results of operations or financial position, and other financial items, our business plans and objectives, and may include certain assumptions that underlie forward-looking statements. Risks and uncertainties that may affect our future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements include, among other things, those listed under “Risk Factors” in our annual report on Form 10-K filed with the U.S. Securities and Exchange Commission on March 31, 2015 and elsewhere in this quarterly report.

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

These statements are subject to business and economic risk and reflect management’s current expectations, and involve subjects that are inherently uncertain and difficult to predict. Actual events or results may differ materially. Moreover, neither we nor any other person assumes responsibility for the accuracy or completeness of these statements. We are under no duty to update any of the forward-looking statements after the date of this quarterly report to conform these statements to actual results.

Business Introduction / Overview

Solar3D provides photo voltaic (“PV”) based power systems for the residential, commercial and agricultural markets in California and Nevada.  Through our two operating subsidiaries, SUNworks and MD Energy, described below, we design, arrange financing, integrate, install and manage systems ranging in size from 2kW (kilowatt) for residential loads to multi MW (megawatt) systems for larger commercial projects.  Commercial installations have included office buildings, manufacturing plants, warehouses, and agricultural facilities such as farms, wineries and dairies.  The Company provides a full range of installation services to our solar energy customers including design, system engineering, procurement, permitting, construction, grid connection, warranty, system monitoring and maintenance.

As of January 31, 2014, Solar3D, Inc. acquired 100% of the outstanding capital stock of SUNworks.  SUNworks is engaged in the business of the design, installation, and management of solar systems for commercial, agricultural, and residential customers in northern California.  SUNworks designs, finances, and installs systems ranging in size from 2KW (kilowatt) for residential loads to multi MW (megawatt) systems for larger commercial projects.  SUNworks currently employs approximately 100 personnel involved in the operations and administration of the business.  It also utilizes outside subcontractors to assist with providing solar systems to its customers.

As of March 2, 2015, Solar3D, Inc. (SLTD) acquired 100% of tangible and intangible assets of MD Energy, LLC (MDE) in a transaction accounted for under ASC 805, for cash in the amount of $850,000, and a three-year convertible promissory note for $2,650,000. MDE provides solar photovoltaic installation and consulting services to residential and commercial properties and focuses its operations on southern California.  Similar to SUNworks, MD Energy designs, arranges financing, monitors and maintains solar systems, but outsources the physical construction of the systems.. MDE currently employs approximately 6 personnel involved in the operations and administration of the business.  The acquisition is designed to enhance our services for solar technology. MDE is now a wholly-owned subsidiary of SLTD.

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

Long-Lived Assets

The Company reviews its property and equipment and any identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The test for impairment is required to be performed by management at least annually. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted operating cash flow expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.

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

The Asset, “Costs and estimated earnings in excess of billings”, represents revenues recognized in excess of amounts billed on contracts in progress. The Liability, “Billings in excess of costs and estimated earnings”, represents billings in excess of revenues recognized on contracts in progress. At March 31, 2015 and 2014, the costs in excess of billings balance was $1,564,543 and $1,276,677, and the billings in excess of costs balance was $1,143,189 and $891,633, respectively.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2015 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2014

Three months of SUNworks operations and one month of MD Energy operations were consolidated into the Company’s financial statements for the period ended March 31, 2015.   Two months of SUNworks operations and none of MD Energy operations were consolidated into the Company’s financial statements for the period ended March 31, 2014.

REVENUE AND COST OF SALES

For the three months ended March 31, 2015, the Company had revenue of $5,658,753 compared to $1,047,415 for the three months ended March 31, 2014.  Cost of sales for the three months ended March 31, 2015, was $3,717,292 compared to $772,057 for the prior three months ended March 31, 2014. Revenue and cost of sales increased primarily due to SUNworks year over year sales growth plus an additional month of SUNworks and MD Energy operations.

Gross Profit for the Company increased by $1,666,103 to $1,941,461 compared to $275,358 for the three months ended March 31, 2015 and 2014, respectively.   The Gross Profit percentage increased to 34% in the first three months of 2015 compared to 26% for the first three months of 2014 due to improved volume improved purchasing efficiencies and the profitability of projects.  Approximately 2/3 of the first quarter 2015 revenue was from sales to the commercial market, including the agricultural market, and approximately 1/3 of revenue was from sales to the residential market.

SELLING AND MARKETING EXPENSES

For the three months ended March 31, 2015, the Company had selling and marketing expenses (“S&M”) expenses of $1,112,729, compared to $185,480 for the three months ended March 31, 2014.  S&M expenses increased primarily due to SUNworks increased activity to promote growth plus an additional one month of SUNworks and one month of MD Energy expenses.  Selling and marketing expenses include expenditures for our specially-designed marketing efforts and tracking systems in place that enable us to attract new customers at a low cost and higher conversion rate than what we believe to be the industry average.  We use several marketing tools and business strategies to differentiate itself from its competitors and attract new customers.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative (“G&A”) expenses increased by $854,371 to $1,809,820, for the three months ended March 31, 2015, compared to $955,449 for the three months ended March 31, 2014.  G&A expenses increased primarily due to the expenses incurred by Solar3D in connection with our March stock offering and simultaneous uplisting to the Nasdaq stock exchange with expenses of approximately $1.0 million plus additional one month of expenses for our SUNworks and one month of MD Energy, professional fees in the amount of approximately $30,000 incurred in connection with the purchase of MD Energy partially offset by decreased non-cash stock compensation expense of approximately $200,000.

RESEARCH AND DEVELOPMENT

Research and development (“R&D”) costs for the three months ended March 31, 2015 and 2014 were $25,029 and $28,839, respectively.  Our research costs have been for research and patent work for a 3-dimensional solar cell.  The novel 3D cell is still in the development stage.

OTHER INCOME/(EXPENSES)

Other expenses decreased by $2,750,593 to $391,636 for the three months ended March 31, 2015, compared to $3,142,229 for the three months ended March 31, 2014.  The decrease was primarily the result of a gain on change in fair value of the derivative liability instruments of $68,521 in 2015 compared to a loss of $1,838,632 in 2014 and decreased interest expense of $456,655 for the first quarter of 2015 compared to $1,303,711 for the first quarter of 2014.  The derivative liability was adjusted periodically according to the stock price fluctuations.  Certain promissory notes were amended in 2014 to reduce our exposure to derivative liabilities.

NET LOSS

Net loss decreased by $2,612,844 to $1,403,092 for the three months ended March 31, 2015, compared to a loss of $4,037,936 for the prior three months ended March 31, 2014.  The decrease in net loss was primarily the result of a reduction in the loss on fair value of derivative liabilities of $1,907,153, decreased interest expense of $847,056, and increased Gross Profit of $1,666,103, offset by an increase of selling and marketing expenses of $927,249 and an increase of $854,371 G&A expenses of which approximately $1 million was associated with the stock offering, uplisting to Nasdaq and fees associated with the purchase of MD Energy.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2015, we had a working capital surplus of $10,521,360 as compared to a working capital deficit of $742,806 at December 31, 2014.  This increase in working capital surplus was due primarily to the March net stock offering proceeds with cash increasing by $10,816,357.

Cash flow used in operating activities was $256,276 for the three months ended March 31, 2015, as compared to cash used of $556,392 for the three months ended March 31, 2014.  This $300,116 decrease of cash used in operating activities was primarily attributable to a reduced Net Loss by $2,612,844 offset by a $1,907,153 reduction in derivative liability amortization and $844,690 less debt discount recognized as interest expense.

Cash used in investing activities was $505,867 for the three months ended March 31, 2015, compared to $575,392 for the three months ended March 31, 2014.  The decrease in the use of cash in investing activities was due primarily to lower net cash paid for the purchase of MD Energy compared to the purchase of SUNworks.

Net cash provided from financing activities during the three months ended March 31, 2015 was $11,578,500 as compared to cash provided of $1,465,000 for the three months ended March 31, 2014.  The increase was due to an increase in equity financing through the issuance of new common shares.

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

Our management, including our principal executive officer and principal financial officer, do not expect that our disclosure controls and procedures or our internal controls will prevent all error or fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs.  Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.  To address the material weaknesses, we performed additional analysis and other post-closing procedures in an effort to ensure our consolidated financial statements included in this annual report have been prepared in accordance with generally accepted accounting principles.  Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended March 31, 2015, we issued 3,703,060 shares of common stock upon issuance of 3,000,000 new shares and 643,466 conversion of $316,833 in principal amount of convertible promissory notes plus accrued interest at fair value.  The convertible promissory notes were originally issued by the Company to accredited investors pursuant to the private placement exemption available under Rule 506(b) of Regulation D of the Securities Act of 1933, as amended.  The proceeds from the sale of these notes are being used for general working capital.

During the three months ended March 31, 2015, we issued 45,008 shares of common stock for services valued at $92,500 through a cashless exercise at fair value.

During the three months ended March 31, 2015, we issued 11,583 shares of common stock for price protection valued at $4,517 through a cashless exercise at fair value.

During the three months ended March 31, 2015, we issued 3,004 shares of common stock due to the rounding up to whole shares associated with the 26:1 reverse stock split.

The Company relied on an exemption pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, in connection with the foregoing issuance.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

On May 15, 2015 the Board of Directors approved a recommendation from the Company’s Compensation Committee to authorize the payment of a $250,000 cash bonus to the Company’s Chief Executive Officer in consideration for his service to the Company.

ITEM 6. EXHIBITS.

Exhibit No.	Description
31.1*	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
31.2*	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document.
101.SCH**	XBRL Taxonomy Extension Schema Document.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.
*	Filed herewith
**	Furnished herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on May 15, 2015.

Solar3D, Inc.

Date: May 15, 2015	By:	/s/ James B. Nelson
James B. Nelson, Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2015	By:	/s/ Tracy M. Welch
Tracy M. Welch, Chief Financial Officer
(Principal Financial Officer)