Form 10-Q
period 2015-06-30
SOLAR3D, INC.
filed 2015-08-06
CIK 1172631

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

 (Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015.
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

The number of shares of registrant’s common stock outstanding as of August 3, 2015 was 17,734,834.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

 SOLAR3D, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	June 30, 2015	December 31, 2014
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$9,326	$414
Restricted cash	37	-
Accounts receivable	4,933	2,023
Inventory	17	23
Cost in excess of billing	1,330	1,277
Other current assets	453	281

Total Current Assets	16,096	4,018

Property and Equipment, net	187	84

Other Assets
Other deposits	26	20
Goodwill	5,893	2,599

Total Other Assets	5,919	2,619

Total Assets	$22,202	$6,721

Liabilities and Shareholders' Equity
Current Liabilities:
Accounts payable and accrued liabilities	$3,249	$1,971
Billing in excess of costs	1,397	892
Customer deposits	41	52
Loan payable, current portion	17	-
Derivative liability	-	68
Acquisition convertible promissory notes, net of beneficial conversion feature of $2,328 and $234, respectively	1,172	891
Convertible promissory notes, net of debt discount of $0 and $627, respectively	850	887

Total Current Liabilities	6,726	4,761

Long Term Liabilities
Loan payable	52	-
Warranty liability	6	-
Total Long Term Liabilities	58	-

Total Liabilities	6,784	4,761

Shareholders' Equity
Preferred stock, $.001 par value; 5,000,000 authorized shares;	-	-
Common stock, $.001 par value; 1,000,000,000 authorized shares; 17,734,834 and 14,016,252 shares issued and outstanding, respectively	18	14
Additional paid in capital	57,745	42,765
Accumulated Deficit	(42,345)	(40,819)

Total Shareholders' Equity	15,418	1,960

Total Liabilities and Shareholders' Equity	$22,202	$6,721

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOLAR3D, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014

Sales	$11,004	$7,471	$16,663	$8,518

Cost of Goods Sold	7,551	5,439	11,269	6,210

Gross Profit	3,453	2,032	5,394	2,308

Operating Expenses
Selling and marketing expenses	1,241	432	2,354	619
General and administrative expenses	2,045	804	3,855	1,759
Research and development cost	22	32	47	61
Depreciation and amortization	11	2	16	3

Total Operating Expenses	3,319	1,270	6,272	2,442

Income (Loss) before Other Income/(Expenses)	134	762	(878)	(134)

Other Income/(Expenses)
Interest and other income	10	-	10	-
Penalties	-	(7)	-	(7)
Commitment fee	-	-	(3)	-
Gain (Loss) on change in fair value of derivative liability	-	297	68	(1,541)
Interest expense	(266)	(828)	(723)	(2,133)

Total Other Income/(Expenses)	(256)	(538)	(648)	(3,681)

Income (Loss) before Income Taxes	(122)	224	(1,526)	(3,815)

Income Tax Expense	-	-	-	-

Net Income (Loss)	$(122)	$224	$(1,526)	$(3,815)

EARNINGS PER SHARE:
Basic	$(0.01)	$0.02	$(0.09)	$(0.37)
Diluted	$(0.01)	$0.02	$(0.09)	$(0.37)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
Basic	17,724,113	11,221,613	16,127,649	10,352,742
Diluted	17,724,113	14,750,205	16,127,649	10,352,742

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOLAR3D, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(In thousands, except share and per share data)

					Additional
	Preferred stock		Common stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2014	-	$-	14,016,252	$14	$42,766	$(40,819)	1,961

Issuance of common stock for cash	-	-	3,000,000	3	11,576	-	11,579

Issuance of common stock for conversion of promissory notes, plus accrued interest	-	-	643,465	1	316	-	317

Issuance of common stock for services at fair value	-	-	57,529	-	239	-	239

Issuance of common stock for commitment fee	-	-	11,583	-	3	-	3

Issuance of common stock for exercise of warrants	-	-	3,000	-	12	-	12

Stock compensation cost	-	-	-	-	75	-	75

Contributed capital	-	-	-	-	39		39

Beneficial conversion feature on convertible promissory note	-	-	-	-	2,719	-	2,719

Rounding shares due to reverse split	-	-	3,004	-		-	-

Net loss for the six months ended June 30, 2015	-	-	-	-	-	(1,526)	(1,526)

Balance at June 30, 2015 (Unaudited)	-	$-	17,734,833	$18	$57,745	$(42,345)	$15,418

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOLAR3D, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except share and per share data)
(Unaudited)

	Six Months Ended
	June 30, 2015	June 30, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,526)	$(3,815)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	16	3
Stock compensation cost	75	599
Common stock issued for services	242	-
(Gain) Loss on change in derivative liability	(68)	1,541
Amortization of debt discount and beneficial conversion feature recognized as interest	625	2,038
Changes in Assets and Liabilities
(Increase) Decrease in:
Accounts receivable	(1,996)	(245)
Inventory	6	(13)
Other current assets	(148)	109
Cost in excess of billings	3	(2,317)
Restricted cash	(37)	1
Accounts payable	573	1,553
Billings in excess of cost	491	1,083
Deposits	(11)	-
Other liabilities	6	(195)

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(1,749)	342

NET CASH FLOWS USED IN INVESTING ACTIVITIES:
Net cash paid for acquisition	(921)	(572)
Purchase of property and equipment	(43)	(16)

NET CASH USED IN INVESTING ACTIVITIES	(964)	(588)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments for notes payable	(5)	0
Proceeds from convertible promissory notes	-	1,465
Proceeds from conversion of warrants	12	-
Capital contribution	39	-
Proceeds from issuance of common stock, net of cost	11,579	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	11,625	1,465

NET INCREASE IN CASH AND CASH EQUIVALENTS	8,912	1,219

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	414	10

CASH AND CASH EQUIVALENTS, END OF YEAR	$9,326	$1,229

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$-	$-
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS
Convertible promissory notes issued for acquisition	$2,650	$1,750
Issuance of common stock upon conversion of debt at fair value	$317	$4,115
Issuance of common stock upon conversion of restricted stock options	$-	$188
Issuance of common stock upon a cashless conversion of warrants	$-	$2

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOLAR3D, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
JUNE 30, 2015

1.      BASIS OF PRESENTATION

The accompanying unaudited financial statements of Solar3D, Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included.  Operating results for the six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 2014.

All dollar figures are in thousands (000’s) unless otherwise specified.

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

Use of Estimates
The preparation of the financial statements in conformity with accounting principles generally accepted in the U.S requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the financial statement date, and reported amounts of revenue and expenses during the reporting period.  Significant estimates include estimates used to review the Company’s goodwill, impairments and estimations of long-lived assets, revenue recognition on percentage of completion type contracts, allowances for uncollectible accounts, inventory valuation, debt beneficial conversion features, valuations of non-cash capital stock issuances and the valuation allowance on deferred tax assets.  The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable in the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

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

For the period ended June 30, 2015, the Company has excluded 957,266 options, 2,997,000 warrants outstanding, and notes convertible into 5,443,746 shares of common stock, because their impact on the loss per share is anti-dilutive.

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

The Asset, “Costs and estimated earnings in excess of billings”, represents revenues recognized in excess of amounts billed on contracts in progress. The Liability, “Billings in excess of costs and estimated earnings”, represents billings in excess of revenues recognized on contracts in progress. At June 30, 2015 and December 31, 2014, the costs in excess of billings balance were $1,330 and $1,277, and the billings in excess of costs balance were $1,397 and $892, respectively.

Contract receivables are recorded on contracts for amounts currently due based upon progress billings, as well as retention, which are collectible upon completion of the contracts.  Accounts payable to material suppliers and subcontractors are recorded for amounts currently due based upon work completed or materials received, as are retention due subcontractors, which are payable upon completion of the contract.  General and administrative expenses are charged to operations as incurred and are not allocated to contract costs. Retention receivable is the amount withheld by a customer until a contract is completed. Retention receivables of $116 and $0 were included in the balance of trade accounts receivable as of June 30, 2015 and December 31, 2014, respectively.

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

Warranty Liability
The Company establishes warranty liability reserves to provide for estimated future expenses as a result of installation and product defects, product recalls and litigation incidental to the Company’s business.  Liability estimates are determined based on management’s judgment, considering such factors as historical experience, the likely current cost of corrective action, manufacturers’ and subcontractors’ participation in sharing the cost of corrective action, consultations with third party experts such as engineers, and discussions with the Company’s general counsel and outside counsel retained to handle specific product liability cases.  Solar panel manufacturers currently provide substantial warranties between twenty to twenty-five years with full reimbursement to replace and install replacement panels while inverter manufacturer’s currently provide warranties covering ten to fifteen year replacement and installation.

Property and Equipment
Property and equipment are stated at cost, and are depreciated using the straight line method over its estimated useful lives:

Machinery & equipment	5 Years
Furniture & fixtures	5-7 Years
Computer equipment	3-5 Years

Depreciation expenses as of June 30, 2015 and 2014 was $16 and $3, respectively.

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

Concentration Risk
Cash includes amounts deposited in financial institutions in excess of insurable Federal Deposit Insurance Corporation (FDIC) limits. At times throughout the year, the Company may maintain cash balances in certain bank accounts in excess of FDIC limits. As of June 30, 2015, the cash balance in excess of the FDIC limits was $8,364. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk in these accounts.

Fair Value of Financial Instruments
Disclosures about fair value of financial instruments, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of June 30, 2015, the amounts reported for cash, accrued interest and other expenses, and notes payable approximate the fair value because of their short maturities.

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

We measure certain financial instruments at fair value on a recurring basis. As of June 30, 2015, all level 3 liabilities were measured and recorded at fair value.

The following is a reconciliation of the derivative liability for which Level 3 inputs were used in determining the approximate fair value:

Beginning balance as of January 1, 2015	$68
Fair value of derivative liabilities issued	-
Conversion of notes payable	(76)
Loss on change in derivative liability	8
Ending balance as of June 30, 2015	$-

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

Management reviewed currently issued pronouncements during the six months ended June 30, 2015, and does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed financial statements.

3.      BUSINESS ACQUISITION

Solar United Network, Inc. (SUNworks)

On January 31, 2014, the Company acquired 100% of the issued and outstanding stock of Solar United Network, Inc. (SUNworks) for cash in the amount of $1,062 and by issuance of convertible promissory notes in the principal amount of $1,750. The acquisition was accounted for under ASC 805.  SUNworks provides solar photovoltaic installation and consulting services to residential, commercial and agricultural properties. The acquisition is designed to enhance our services for solar technology. SUNworks is now a wholly-owned subsidiary of SLTD.

Under the purchase method of accounting, the transactions were valued for accounting purposes at $2,812, which was the fair value of SUNworks at time of acquisition. The assets and liabilities of SUNworks were recorded at their respective fair values as of the date of acquisition. Since the Company determined there were no other separately identifiable intangible assets, any difference between the cost of the acquired entity and the fair value of the assets acquired and liabilities assumed is recorded as goodwill. The acquisition date estimated fair value of the consideration transferred consisted of the following:

Closing cash payment	$1,062
Convertible promissory notes	$1,750
Total purchase price	$2,812

Tangible assets acquired	$1,253
Liabilities assumed	(1,040)
Net tangible assets	213
Goodwill	2,599
Total purchase price	$2,812

Key factors that make up the goodwill created by the transaction include knowledge and experience of the acquired workforce and infrastructure.

MD Energy, LLC (MDE)

On March 2, 2015, the Company acquired 100% of the tangible and intangible assets of MD Energy, LLC (MDE), for cash in the amount of $850, a convertible promissory note in the principal amount of $2,650, and payment of working capital surplus in the amount of $437. The acquisition was accounted for under ASC 805.  MDE designs, arranges financing, monitors and maintains solar systems, but outsources the physical construction of the systems. The acquisition is designed to enhance our services for solar technology. MDE is now a wholly-owned subsidiary of the Company.

Under the purchase method of accounting, the transactions were valued for accounting purposes at $3,937, which was the fair value of the Company at time of acquisition. Since the Company determined there were no other separately identifiable intangible assets, any difference between the cost of the acquired entity and the fair value of the assets acquired and liabilities assumed is recorded as goodwill. The acquisition date estimated fair value of the consideration transferred consisted of the following:

Closing cash payment	$850
Working capital surplus	$437
Convertible promissory notes	$2,650
Total purchase price	$3,937

Tangible assets acquired	$1,442
Liabilities assumed	(799)
Net tangible assets	643
Goodwill	3,294
Total purchase price	$3,937

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

Pro forma results
The following tables set forth the unaudited pro forma results of the Company as if the acquisition of SUNworks and MDE had taken place on the first day of the periods presented. These combined results are not necessarily indicative of the results that may have been achieved had the companies been combined as of the first day of the periods presented.

	Six months ended, June 30, 2015	Six months ended, June 30, 2014
Total revenues	$18,180	$11,154
Net loss	(1,553)	(3,950)
Basic and diluted net loss per common share	$(0.09)	$(0.380)

4.     CONVERTIBLE PROMISSORY NOTES

On March 1, 2013, the Company entered into a securities purchase agreement providing for the sale of a 5% convertible promissory note in the aggregate principal amount of $8, for consideration of $8. The note is convertible into shares of common stock of the Company at a price equal to a variable conversion price equal to the lesser of $0.52 per share or the lowest closing price after the effective date. The note matured on March 31, 2015. As of June 30, 2015, the Company issued 16,987 shares of common stock for principal in the amount of $8, plus accrued interest of $1.

On January 29, 2014, the Company entered into a securities purchase agreement providing for the sale of a 10% convertible promissory note in the principal amount of up to $100. Upon execution of the note, the Company received an initial advance of $90. On December 4, 2014, the Company issued 192,543 shares of common stock upon conversion of $60 in principal, plus interest of $5. As of December 31, 2014, the remaining balance is $30. The note was convertible into shares of common stock of the Company at a price equal to a variable conversion price equal to the lesser of $0.338 per share, or fifty percent (50%) of the lowest trading price after the effective date. The Company issued 97,633 shares of common stock upon conversion of principal in the amount of $30, plus accrued interest of $3 during the six months ended June 30, 2015

On January 31, 2014, the Company entered into a securities purchase agreement providing for the sale of a 10% convertible promissory note in the principal amount of up to $750, for consideration of $750. The proceeds were restricted and were used for the purchase of Solar United Network, Inc. The note was convertible into shares of common stock of the Company at a price equal to a variable conversion price equal to the lesser of $1.30 per share, or fifty percent (50%) of the lowest trading price after the effective date. As of September 30, 2014, the note was exchanged for a new note with a fix price of $0.338, and convertible into shares of common stock.  Per ASC 815, the derivative liability on the note was extinguished and the new note was re-valued per ASC 470 as a beneficial conversion feature, which was expensed in the statement of operations during the prior year. The note matured on October 28, 2014, with an extension of three months. The note matured on January 31, 2015, and was extended to June 30, 2016. The Company recorded amortization of the beneficial conversion feature as interest expense in the amount of $60, during the six months ended June 30, 2015.

On February 11, 2014, the Company entered into a securities purchase agreement providing for the sale of a 10% convertible promissory note in the principal amount of up to $100. Upon execution of the note, the Company received an initial advance of $20. In February and March, the Company received additional advances in an aggregate amount of $80 for an aggregate total of $100. The note was convertible into shares of common stock of the Company at a price equal to a variable conversion price equal to the lesser of $1.30 per share, or fifty percent (50%) of the lowest trading price after the effective date. As of September 30, 2014, the note was exchanged for a new note with a fixed price of $0.338, and convertible into shares of common stock. Per ASC 815, the derivative liability on the note was extinguished and the new note was re-valued per ASC 470 as a beneficial conversion feature. The note matured on various dates from the effective date of each advance with respect to each advance. At the sole discretion of the lender, the lender was able to modify the maturity date to be twelve (12) months from the effective date of each advance. The note matured on various dates in 2014, and was extended to June 30, 2016. The Company recorded amortization of the beneficial conversion feature as interest expense in the amount of $8, during the six months ended June 30, 2015.

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

5.    ACQUISITION CONVERTIBLE PROMISSORY NOTES

On January 31, 2014, the Company entered into a securities purchase agreement providing for the sale of four 4% convertible promissory notes in the aggregate principal amount of $1,750 as part of the consideration to acquire 100% of the issued and outstanding stock of SUNworks. The notes are convertible at any time after issuance into shares of fully paid and non-assessable shares of common stock. The conversion price is $0.52 per share until March 30, 2015, and thereafter the conversion price will be the greater of $0.52 or 50% of the average closing price of the common stock during the ten (10) consecutive trading days following the submission of the conversion notice. The Notes are five (5) year notes and bear interest at the rate of 4% per annum. In February and March 2014, $625 of the notes was converted into 1,201,923 shares of common stock, leaving a remaining balance of $1,125 as of June 30, 2014. During the six months ended June 30, 2015, the Company issued 528,846 shares of common stock upon conversion of principal in the amount of $275. The principal balance remaining as of June 30, 2015 is $850. The Company recorded amortization of the beneficial conversion feature as interest expense in the amount of $234 during the six months ended June 30, 2015.

On February 28, 2015, the Company entered into a securities purchase agreement providing for the sale of a 4% convertible promissory note in the aggregate principal amount of $2,650 as part of the consideration to acquire 100% of the total outstanding stock of MD Energy. The note is convertible into shares of common stock on or after each of the following dates: November 30, 2015, November 30, 2016 and November 30, 2017. The conversion price shall be $2.60 per share. A beneficial conversion feature of $2,650 was calculated and capped at the value of the note based on effective conversion price of $3.20.  Commencing on March 31, 2015, and on the last day of each quarter thereafter during the first two (2) years of the note, the Company will make quarterly interest only payments to the shareholder for interest accrued on the Note during the quarter. Commencing with the quarter ending on June 30, 2017, the Company will make quarterly payments of interest accrued on the Note during the prior quarter plus $221, with the final payment of all outstanding principal and accrued but unpaid interest on the Note due and payable on February 28, 2020 (the maturity date). The Company recorded amortization of the beneficial conversion feature as interest expense in the amount of $322 during the six months ended June 30, 2015.

We evaluated the foregoing financing transactions in accordance with ASC Topic 470, Debt with Conversion and Other Options, and determined that the conversion feature of the convertible promissory note was afforded the exemption for conventional convertible instruments due to its fixed conversion rate. The convertible promissory notes have explicit limits on the number of shares issuable so they did meet the conditions set forth in current accounting standards for equity classification.  The convertible promissory notes were issued with non-detachable conversion options that are beneficial to the investors at inception, because the conversion option has an effective strike price that is less than the market price of the underlying stock at the commitment date. The accounting for the beneficial conversion feature requires that the beneficial conversion feature be recognized by allocating the intrinsic value of the conversion option to additional paid-in-capital, resulting in a discount on the convertible notes, which will be amortized and recognized as interest expense.

6.     CAPITAL STOCK

On February 25, 2015, the Company effected a twenty six-for-one (26:1) reverse stock split of its issued and outstanding shares of common stock. All share amounts have been retrospectively revised to reflect the reverse stock split.

During the six months ended June 30, 2015, the Company issued 3,004 rounding shares due to the reverse stock split.

During the three months ended March 31, 2015, the Company entered into an underwriting agreement with Cowen & Company, LLC, relating to the sale and issuance by the Company of 3,000,000 Units to the Underwriter in a firm commitment underwritten public offering. Each Unit consisted of one share of the Company’s common stock and a warrant to purchase one share of the Company’s common stock. The shares of common stock and warrants were immediately separable and were issued separately but sold together as parts of the units sold in the Offering. The warrants are exercisable during the period commencing from the date of issuance and ending on March 9, 2020 at an exercise price of $4.15 per share of common stock (subject to adjustment under certain circumstances).  Total proceeds of the offering were $12,450 and the Company received net cash of $11,215 after deducting fees and legal expenses.

During the six months ended June 30, 2015, the Company issued 643,465 shares of common stock at varying prices per share ranging from $0.338 to $0.52 for conversion of principal for convertible promissory notes in the amount of $313, plus accrued interest payable of $4.

During the six months ended June 30, 2015, the Company issued 57,529 shares of common stock for services at fair value of $239.

During the six months ended June 30, 2015, the Company issued 11,583 shares of common stock with a fair value of $3 for a price adjustment for the shares issued for cash.

During the six months ended June 30, 2015, the Company issued 3,000 shares of common stock for the exercise of warrants with a fair value of $12.

During the six months ended June 30, 2015, the Company received contributed capital of $39 which was the disgorged profits related to Company stock transactions by an officer within a 180 day period.

7.      OPTIONS AND WARRANTS

Options
As of June 30, 2015, the Company has 957,266 non-qualified stock options outstanding to purchase 957,266 shares of common stock, per the terms set forth in the option agreements. The stock options vest at various times, and are exercisable for a period of seven years from the date of grant at exercise prices ranging from $0.26 to $4.42 per share, the market value of the Company’s common stock on the date of each grant. The Company determined the fair market value of these options by using the Black Scholes option valuation model.

A summary of the Company’s stock option activity and related information follows:

6/30/2015
Weighted
	Number	average
	of	exercise
	Options	price
Outstanding, beginning January 1, 2015	957,266	$0.909
Granted	-	-
Exercised	-	-
Expired	-	-
Outstanding, end of June 30, 2015	957,266	$0.909
Exercisable at the end of June 30, 2015	885,684	$0.922
Weighted average fair value of options granted during the period		$-

Restricted Stock CEO
During the year ended December 31, 2013, the Company entered into a restricted stock grant agreement (“or RSGA”) with its Chief Executive Officer, James B. Nelson, intended to provide and incentivize Mr. Nelson to improve the economic performance of the Company and to increase its value and stock price. All shares issuable under the RSGA are performance based shares. The RSGA provides for the issuance of up to 769,230 shares of the Company’s common stock to Mr. Nelson provided certain milestones are met in certain stages. As of September 30, 2014, two of the stages were met, when the Company’s market capitalization exceeded $10,000, and the consolidated gross revenue, calculated in accordance with GAAP, equaled or exceeded $10,000 for the trailing twelve month period. The Company issued 384,615 shares of common stock to Mr. Nelson, which was exercised through a cashless exercise at fair value of $786 during the year ended December 31, 2014.If the Company’s consolidated net profit, calculated in accordance to GAAP, equals or exceeds $2,000 for a trailing twelve month period, the Company will issue an additional 384,615 shares of the Company’s common stock to Mr. Nelson. We have not recognized any cost associated with the second milestone due to not being able to estimate the probability of it being achieved. As the performance goals are achieved, the shares shall become eligible for vesting and issuance.

Restricted Shares to Shareholders
During the year ended December 31, 2014, the Company entered into a RSGA with the Shareholders of SUNworks, intended to provide incentive to the recipients to ensure economic performance of the Company. All shares issuable under the RSGA are performance based shares and none have yet vested nor have been issued. The RSGA’s provide for the issuance of up to 276,923 shares of the Company’s common stock to the Shareholders provided certain milestones are met in certain stages as follows: a) If the Company’s aggregate net income from operations, for any trailing four (4) quarters equals or exceeds $2,000, the Company will issue 92,308 shares of common stock; b) If the Company’s aggregate net income from operations, for any trailing four (4) quarters exceeds $3,000, the Company will issued 92,308 shares of common stock; c) If the Company’s aggregate net income from operations, for any trailing four (4) quarters exceeds $4,000, the Company will issue 92,307. Based on the probability that the first milestone will be achieved during the year 2015 the Company recognized $100 in stock compensation expense. We have not recognized any cost associated with the last two milestones as we are not being able to estimate the probability of such milestones being achieved. As the performance goals are achieved, the shares shall become eligible for vesting and issuance.

Restricted Shares to Employees
During the year ended December 31, 2014, the Company entered into a RSGA with the employees of SUNworks, intended to provide incentive to the recipients to ensure certain economic performance of the Company. All shares issuable under the RSGA are performance based shares and none have yet vested nor have been issued. The RSGA provides for the issuance of up to 38,462 shares of the Company’s common stock provided certain milestones are met in certain stages as follows: a) If the Company’s aggregate net income from operations, for any trailing four (4) quarters equals or exceeds $2,000, the Company will issue 12,821 shares of common stock; b) If the Company’s aggregate net income from operations, for any trailing four (4) quarters exceeds $3,000, the Company will issued 12,821 shares of common stock; c) If the Company’s aggregate net income from operations, for any trailing four (4) quarters exceeds $4,000, the Company will issue 12,820. Based on the probability that the Company will reach the $2,000 in aggregate income for the four (4) trailing quarters, the Company recognized $33 in stock compensation expense. We have not recognized any cost associated with the last two milestones as we are not able to estimate the probability of such milestones being achieved. As the performance goals are achieved, the shares shall become eligible for vesting and issuance.

Restricted Shares to CFO
On February 1, 2015, the Company entered into a RSGA with the Chief Financial Officer (“CFO) of Solar3D, intended to provide incentive to the CFO to ensure certain economic performance of the Company. All shares issuable under the RSGA are performance based shares and none have yet vested nor have been issued. The RSGA provides for the issuance of up to 115,385 shares of the Company’s common stock provided certain milestones are met in certain stages as follows: a) If the Company’s aggregate net income from operations, for any trailing four (4) quarters equals or exceeds $2,000, the Company will issue 38,462 shares of common stock; b) If the Company’s aggregate net income from operations, for any trailing four (4) quarters exceeds $3,000, the Company will issued 38,462 shares of common stock; c) If the Company’s aggregate net income from operations, for any trailing four (4) quarters exceeds $4,000, the Company will issue 38,461. We have not recognized any cost associated as we are not able to estimate the probability of such milestones being achieved. As the performance goals are achieved, the shares shall become eligible for vesting and issuance.

The total stock-based compensation expense recognized in the statement of operations during the six months ended June 30, 2015 was $75.

Warrants

During the six months ended June 30, 2015, we issued 3,000,000 common stock purchase warrants.  The warrants were issued as part of the units sold by the Company in a public offering in March 2015.  The warrants are exercisable at a price of $4.15 per share. As of June 30, 2015, the Company had a 2,997,000 common stock purchase warrants outstanding.

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

 Presentation

All dollar figures are in thousands (000’s) unless otherwise specified.

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

As of January 31, 2014, we acquired 100% of the issued and outstanding capital stock of SUNworks.  SUNworks is engaged in the business of the design, installation, and management of solar systems for commercial, agricultural, and residential customers in northern California.  SUNworks designs, finances, and installs systems ranging in size from 2KW (kilowatt) for residential loads to multi MW (megawatt) systems for larger commercial projects.  SUNworks currently employs approximately 110 personnel involved in the operations and administration of the business.  It also utilizes outside subcontractors to assist with providing solar systems to our customers.

As of March 2, 2015, we acquired 100% of tangible and intangible assets of MD Energy, LLC (MDE) for cash in the amount of $850, and by issuing a three-year convertible promissory note for $2,650, and payment of working capital surplus in the amount of $437. The acquisition transaction was accounted for under ASC 805. MDE provides solar photovoltaic installation and consulting services to residential and commercial properties and focuses its operations on southern California.  Similar to SUNworks, MD Energy designs, arranges financing, monitors and maintains solar systems, but outsources the physical construction of the systems.  MDE currently employs approximately 6 personnel involved in the operations and administration of the business.  The acquisition is designed to enhance our services for solar technology. MDE is now a wholly-owned subsidiary of SLTD.

On February 25, 2015, the Company effected a 26:1 reverse stock split on its issued and outstanding shares of common stock (with related adjustments to its outstanding options and warrants).

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

The Asset, “Costs and estimated earnings in excess of billings”, represents revenues recognized in excess of amounts billed on contracts in progress. The Liability, “Billings in excess of costs and estimated earnings”, represents billings in excess of revenues recognized on contracts in progress. At June 30, 2015 and December 31, 2014, the costs in excess of billings balance was $1,330 and $1,277, and the billings in excess of costs balance was $1,397 and $892, respectively.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2015 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2014

Three months of both SUNworks and MDE operations were consolidated into the Company’s financial statements for the period ended June 30, 2015.  Three months of SUNworks operations and none of the MDE operations were consolidated into the Company’s financial statements for the period ended June 30, 2014.

REVENUE AND COST OF SALES

For the three months ended June 30, 2015, our revenue for the Company increased by 47% to $11,004 compared to $7,471 for the three months ended June 30, 2014.  Cost of sales for the three months ended June 30, 2015, was $7,551 compared to $5,439 for the three months ended June 30, 2014.  Revenue and cost of sales increased primarily due to SUNworks year over year sales growth plus the inclusion of three months of MDE’s operations.

Our gross profit increased by 70% to $3,453 compared to $2,032 for the three months ended June 30, 2015 and 2014, respectively.   The gross profit percentage increased to 31% in the second quarter of 2015 compared to 27% for the second quarter of 2014 due to higher volume, a higher percentage of residential sales and improved purchasing efficiencies.  Approximately 55% of the second quarter 2015 revenue was from sales to the commercial market, including the agricultural market, and approximately 45% of revenue was from sales to the residential market.

 SELLING AND MARKETING EXPENSES

For the three months ended June 30, 2015, we had selling and marketing expenses of $1,241, compared to $432 for the three months ended June 30, 2014.  Selling and marketing expenses increased primarily due to SUNworks increased activity to promote growth including the commencing operations in Reno.  Selling and marketing expenses also include expenditures for our specially-designed marketing efforts and tracking systems in place that enable us to attract new customers at a low cost and higher conversion rate than what we believe to be the industry average.  We use several marketing tools and business strategies to differentiate itself from its competitors and attract new customers.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses increased to $2,045, for the three months ended June 30, 2015, compared to $804 for the three months ended June 30, 2014.  General and administrative expenses increased primarily due to three additional months of MDE’s expenses of $311 plus approximately $400 incurred by us in connection with additional acquisition related expenses and  higher professional services expenses, plus approximately $200 in additional expenses at SUNworks related to higher volume.

RESEARCH AND DEVELOPMENT

Research and development costs for the three months ended June 30, 2015 and 2014 were $22 and $32, respectively.  Our research costs have been for research and patent work for a 3-dimensional solar cell.  The novel 3D cell is still in the development stage.

OTHER INCOME/(EXPENSES)

Other expenses decreased to $256 for the three months ended June 30, 2015, compared to expenses of $538 for the three months ended June 30, 2014.  The decrease was primarily the result of lower interest as a result of reduced beneficial conversion feature costs and no gain or loss on the change in fair value of the derivative liability instruments in 2015 compared to a gain of $297 in 2014.  The derivative liability was adjusted periodically according to the stock price fluctuations.  Certain promissory notes were amended in 2014 to eliminate our exposure to derivative liabilities.

NET LOSS

The net loss of $122 for the three months ended June 30, 2015 compares to net income of $224 for the three months ended June 30, 2014.  The net loss was primarily the result of $628 less operating income as a result of $2,049 higher selling, general and administrative expenses in the 2015 second quarter partially offset by decreased interest expense of $563.  One-time general and administrative expenses of approximately $400 was associated with additional acquisition related expenses and higher professional services expenses plus an additional $300 non-cash expenses related to interest and options expense.

SIX MONTHS ENDED JUNE 30, 2015 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2014

Six months of SUNworks operations and four months of MDE operations were consolidated into the Company’s financial statements for the period ended June 30, 2015.  Five months of SUNworks operations and none of MDE operations were consolidated into our financial statements for the period ended June 30, 2014.

REVENUE AND COST OF SALES

For the six months ended June 30, 2015, we had revenue of $16,663 compared to $8,518 for the six months ended June 30, 2014.  Cost of sales for the six months ended June 30, 2015, was $11,269 compared to $6,210 for the six months ended June 30, 2014.  Revenue and cost of sales increased primarily due to SUNworks year over year sales growth plus an additional four months of SUNworks and MDE operations.

Gross profit for the Company increased by $3,086 to $5,394 compared to $2,308 for the six months ended June 30, 2015 and 2014, respectively.   The gross profit percentage increased to 32% in the first six months of 2015 compared to 27% for the first six months of 2014 due to improved volume and improved purchasing efficiencies.  Roughly half of the first half 2015 revenue was from sales to the commercial market, including the agricultural market, and approximately half of revenue was from sales to the residential market.

SELLING AND MARKETING EXPENSES

For the six months ended June 30, 2015, we had selling and marketing expenses of $2,354 compared to $619 for the six months ended June 30, 2014.  Selling and marketing expenses increased primarily due to SUNworks increased activity to promote growth including commencement of operations in Reno.  Selling and marketing expenses include expenditures for our specially-designed marketing efforts and tracking systems in place that enable us to attract new customers at a low cost and higher conversion rate than what we believe to be the industry average.  We use several marketing tools and business strategies to differentiate itself from its competitors and attract new customers.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses increased to $3,855, for the six months ended June 30, 2015, compared to $1,759 for the six months ended June 30, 2014.  General and administrative expenses increased primarily due to the expenses incurred by Solar3D in connection with our March stock offering and simultaneous uplisting to the Nasdaq stock exchange with expenses of approximately $1.3 million plus an additional one month of operations for our SUNworks and four additional months of MDE operations.

RESEARCH AND DEVELOPMENT

Research and development costs for the six months ended June 30, 2015 and 2014 were $47 and $61, respectively.  Our research costs have been for research and patent work for a 3-dimensional solar cell.  The novel 3D cell is still in the development stage.

OTHER INCOME/(EXPENSES)

Other expenses decreased to $648 for the six months ended June 30, 2015, compared to other expenses of $3,681 for the six months ended June 30, 2014.  The decrease was primarily the result of a gain on change in fair value of the derivative liability instruments of $68 in 2015 compared to a loss of $1,541 in 2014 and decreased interest expense of $723 for the first half of 2015 compared to $2,133 for the first half of 2014, primarily due to less beneficial conversion feature costs associated with convertible notes.  The derivative liability was adjusted periodically according to the stock price fluctuations.  Certain promissory notes were amended in 2014 to reduce our exposure to derivative liabilities.

NET LOSS

Our net loss decreased by $2,289 to $1,526 for the six months ended June 30, 2015, compared to a loss of $3,815 for the six months ended June 30, 2014.  The decrease in net loss was primarily the result of a reduction in the loss on fair value of derivative liabilities of $1,609, decreased interest expense of $1,410, and an increase of selling and marketing expenses of $1,735 and an increase of $2,096 in general and administrative expenses, of which approximately $1.3 million was associated with the stock offering, uplisting to Nasdaq and fees associated with the purchase of MDE.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2015, we had a working capital surplus of $9,370 as compared to a working capital deficit of $743 at December 31, 2014.  This increase in working capital surplus was due primarily to the proceeds received from the public offering consummated in March  with cash increasing by $8,912 in the first half of 2015.

Cash flow used in operating activities was $1,749 for the six months ended June 30, 2015, as compared to cash generated of $342 for the six months ended June 30, 2014.  This $2,091 increase of cash used in operating activities was primarily attributable to reduced cost in excess of billing asset of $2,320 plus $2,289 reduced net loss that was more than offset by increased liabilities of $1,059, a $1,609 decrease in the loss on derivative liability amortization, an increase in accounts receivable of $1,751, lower amortization of debt discount and beneficial conversion feature recognized as interest of $1,413 and reduced stock compensation expense of $524.

Cash used in investing activities was $964 for the six months ended June 30, 2015, compared to $588 for the six months ended June 30, 2014.  The increased use of cash in investing activities was due primarily to the higher net cash payment for the purchase of MDE compared to the net cash payment for the purchase of SUNworks.

Net cash provided from financing activities during the six months ended June 30, 2015 was $11,625 compared to $1,465 for the six months ended June 30, 2014.  The $10,160 increase was primarily due to an increase in equity financing through the issuance of new common shares compared to proceeds from the issuance of convertible promissory notes.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(All dollar figures are in thousands (000’s) unless otherwise specified)

During the three months ended June 30, 2015, we issued 12,521 shares of common stock for services valued at $54.

During the three months ended June 30, 2015, we issued 3,000 shares of common stock upon exercise of warrants for an aggregate exercise price of $12.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on August 6, 2015.

Solar3D, Inc.

Date: August 6, 2015	By:	/s/ James B. Nelson
James B. Nelson, Chief Executive Officer
(Principal Executive Officer)

Date: August 6, 2015	By:	/s/ Tracy M. Welch
Tracy M. Welch, Chief Financial Officer
(Principal Financial Officer)