Form 10-Q
period 2015-09-30
SOLAR3D, INC.
filed 2015-11-05
CIK 1172631

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

 (Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015.
Or
☐ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ______________

Commission File Number 000-49805

SOLAR3D, INC.
(Name of registrant in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	01-0592299 (I.R.S. Employer Identification No.)

1010 Winding Creek Road, Suite 100, Roseville, CA  95678
(Address of principal executive offices) (Zip Code)

Issuer’s telephone Number: (805) 690-9000

26 West Mission Avenue #8, Santa Barbara, CA 93101
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

The number of shares of registrant’s common stock outstanding as of November 3, 2015 was 17,788,483.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

 SOLAR3D, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30, 2015	December 31, 2014
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$9,259	$414
Restricted cash	37	-
Accounts receivable	6,688	2,023
Inventory	402	23
Costs in excess of billing	1,972	1,277
Other current assets	286	281

Total Current Assets	18,644	4,018

Property and Equipment, net	194	84

Other Assets
Other deposits	38	20
Goodwill	5,893	2,599

Total Other Assets	5,931	2,619

Total Assets	$24,769	$6,721

Liabilities and Shareholders' Equity
Current Liabilities:
Accounts payable and accrued liabilities	$4,047	$1,971
Billings in excess of costs	1,366	892
Customer deposits	149	52
Loan payable, current portion	17	-
Derivative liability	-	68
Acquisition convertible promissory notes, net of beneficial conversion feature of $2,085 and $234, respectively	1,415	891
Convertible promissory notes, net of debt discount of $0 and $1, respectively	850	887

Total Current Liabilities	7,844	4,761

Long Term Liabilities
Loan payable	48	-
Warranty liability	25	-
Total Long Term Liabilities	73	-

Total Liabilities	7,917	4,761

Shareholders' Equity
Preferred stock, $.001 par value; 5,000,000 authorized shares;	-	-
Common stock, $.001 par value; 1,000,000,000 authorized shares; 17,788,483 and 14,016,252 shares issued and outstanding, respectively	18	14
Additional paid in capital	57,776	42,765
Accumulated Deficit	(40,942)	(40,819)

Total Shareholders' Equity	16,852	1,960

Total Liabilities and Shareholders' Equity	$24,769	$6,721

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOLAR3D, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014

Sales	$19,730	$6,438	$36,394	$14,956

Cost of Goods Sold	14,400	4,699	25,670	10,909

Gross Profit	5,330	1,739	10,724	4,047

Operating Expenses
Selling and marketing expenses	1,564	413	3,918	1,031
General and administrative expenses	2,047	1,269	5,902	3,029
Research and development cost	6	25	53	86
Depreciation and amortization	10	2	26	6

Total Operating Expenses	3,627	1,709	9,899	4,152

Income (Loss) before Other Income/(Expenses)	1,703	30	825	(105)

Other Income/(Expenses)
Interest and other income	-	-	10	-
Penalties	-	(1)	-	(7)
Commitment fee	-	-	(3)	-
Gain on settlement of debt	-	(65)	-	(14)
(Loss) Gain on change in fair value of derivative liability	-	(12,941)	68	(14,533)
Interest expense	(301)	(786)	(1,023)	(2,919)

Total Other Income/(Expenses)	(301)	(13,793)	(948)	(17,473)

Income (Loss) before Income Taxes	1,402	(13,763)	(123)	(17,578)

Income Tax Expense	-	-	-	-

Net Income (Loss)	$1,402	$(13,763)	$(123)	$(17,578)

EARNINGS (LOSS) PER SHARE:
Basic	$0.08	$(1.14)	$(0.01)	$(1.61)
Diluted	$0.06	$(1.14)	$(0.01)	$(1.61)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
Basic	17,756,967	12,093,857	16,670,146	10,939,492
Diluted	22,477,526	12,093,857	16,670,146	10,939,492

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOLAR3D, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(In thousands, except share and per share data)

					Additional
	Preferred stock		Common stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2014	-	$-	14,016,252	$14	$42,765	$(40,819)	1,960

Issuance of common stock for cash	-	-	3,000,000	3	11,576	-	11,579

Issuance of common stock for conversion of promissory notes, plus accrued interest	-	-	643,465	1	316	-	317

Issuance of common stock for services at fair value	-	-	57,529	-	239	-	239

Issuance of common stock for commitment fee	-	-	11,583	-	3	-	3

Issuance of common stock for exercise of warrants	-	-	3,000	-	12	-	12

Issuance of common stock for cashless exercise of options			53,649	-	-	-	-

Stock based compensation	-	-		-	107	-	107

Contributed capital	-	-	-	-	39		39

Beneficial conversion feature on convertible promissory note	-	-	-	-	2,719	-	2,719

Rounding shares due to reverse split	-	-	3,004	-		-	-

Net loss for the nine months ended September 30, 2015	-	-	-	-	-	(123)	(123)

Balance at September 30, 2015 (Unaudited)	-	$-	17,788,483	$18	$57,776	$(40,942)	$16,852

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOLAR3D, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except share and per share data)
(Unaudited)

	Nine Months Ended
	September 30, 2015	September 30, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(123)	$(17,578)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	26	6
Stock compensation cost	107	978
Common stock issued for services	242	47
(Gain) Loss on change in derivative liability	(68)	14,533
Amortization of debt discount and beneficial conversion feature recognized as interest	868	2,776
Loss on settlement of debt	-	14
Changes in Assets and Liabilities
(Increase) Decrease in:
Accounts receivable	(3,752)	(516)
Inventory	(379)	(90)
Other current assets	18	(285)
Cost in excess of billings	(640)	(1,412)
Restricted cash	(37)	(64)
Other deposits	(11)	-
Accounts payable	1,373	1,240
Billings in excess of cost	459	714
Customer deposits	98	-
Other liabilities	25	55

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(1,794)	418

NET CASH FLOWS USED IN INVESTING ACTIVITIES:
Net cash paid for acquisition	(921)	(1,062)
Purchase of property and equipment	(61)	(33)

NET CASH USED IN INVESTING ACTIVITIES	(982)	(1,095)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds (payments) for notes payable	(9)	490
Proceeds from convertible promissory notes	-	1,465
Proceeds from exercise of warrants	12	-
Capital contribution	39	-
Proceeds from issuance of common stock, net of cost	11,579	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	11,621	1,955

NET INCREASE IN CASH AND CASH EQUIVALENTS	8,845	1,278

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	414	10

CASH AND CASH EQUIVALENTS, END OF PERIOD	$9,259	$1,288

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$87	$31
Income taxes	$88	$-

SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS
Convertible promissory notes issued for acquisition	$2,650	$1,750
Issuance of common stock upon conversion of debt at fair value	$317	$7,504
Issuance of common stock upon a cashless conversion of warrants	$-	$2

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOLAR3D, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
SEPTEMBER 30, 2015
(IN THOUSANDS EXCEPT FOR SHARE DATA)

1.     BASIS OF PRESENTATION

The accompanying unaudited financial statements of Solar3D, Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included.  Operating results for the nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 2014.

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

For the nine months ended September 30, 2015, the Company has excluded 899,574 options, 2,997,000 warrants outstanding, and notes convertible into 5,168,639 shares of common stock, because their impact on the loss per share is anti-dilutive.

Dilutive per share amounts are computed using the weighted-average number of common shares outstanding and potentially dilutive securities, using the treasury stock method if their effect would be dilutive.

The following schedule reconciles the denominators of the Company’s calculation for basic and diluted net income per share:

Three months ended
September 30, 2015
Shares used in basic per share computation	17,756,967
Effect of dilutive common stock options outstanding	571,151
Effect of dilutive conversion options	4,149,408
Shares used in diluted per share computation	22,477,526

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

The Asset, “Costs in excess of billings”, represents revenues recognized in excess of amounts billed on contracts in progress. The Liability, “Billings in excess of costs”, represents billings in excess of revenues recognized on contracts in progress. At September 30, 2015 and December 31, 2014, the costs in excess of billings balance were $1,972 and $1,277, and the billings in excess of costs balance were $1,366 and $892, respectively.

Contract receivables are recorded on contracts for amounts currently due based upon progress billings, as well as retention, which are collectible upon completion of the contracts.  Accounts payable to material suppliers and subcontractors are recorded for amounts currently due based upon work completed or materials received, as are retention due subcontractors, which are payable upon completion of the contract.  General and administrative expenses are charged to operations as incurred and are not allocated to contract costs. Retention receivable is the amount withheld by a customer until a contract is completed. Retention receivables of $31 and $0 were included in the balance of trade accounts receivable as of September 30, 2015 and December 31, 2014, respectively.

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

Warranty Liability
The Company establishes warranty liability reserves to provide for estimated future expenses as a result of installation and product defects, product recalls and litigation incidental to the Company’s business.  Liability estimates are determined based on management’s judgment, considering such factors as historical experience, the likely current cost of corrective action, manufacturers’ and subcontractors’ participation in sharing the cost of corrective action, consultations with third party experts such as engineers, and discussions with the Company’s general counsel and outside counsel retained to handle specific product liability cases.  Solar panel manufacturers currently provide substantial warranties between twenty to twenty-five years with full reimbursement to replace and install replacement panels while inverter manufacturers currently provide warranties covering ten to fifteen year replacement and installation.

Property and Equipment
Property and equipment are stated at cost, and are depreciated using the straight line method over its estimated useful lives:

Machinery & equipment	5 Years
Furniture & fixtures	5-7 Years
Computer equipment	3-5 Years

Depreciation expenses as of September 30, 2015 and 2014 was $26 and $6, respectively.

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

Concentration Risk
Cash includes amounts deposited in financial institutions in excess of insurable Federal Deposit Insurance Corporation (FDIC) limits. At times throughout the year, the Company may maintain cash balances in certain bank accounts in excess of FDIC limits. As of September 30, 2015, the cash balance in excess of the FDIC limits was $9,076. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk in these accounts.

Fair Value of Financial Instruments
Disclosures about fair value of financial instruments, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of September 30, 2015, the amounts reported for cash, accrued interest and other expenses, and notes payable approximate the fair value because of their short maturities.

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

We measure certain financial instruments at fair value on a recurring basis. As of September 30, 2015, all level 3 liabilities were measured and recorded at fair value.

The following is a reconciliation of the derivative liability for which Level 3 inputs were used in determining the approximate fair value:

Beginning balance as of January 1, 2015	$68
Fair value of derivative liabilities issued	-
Conversion of notes payable	(76)
Loss on change in derivative liability	8
Ending balance as of September 30, 2015	$-

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

Recently adopted pronouncements
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (Topic 606). This ASU provides guidance for revenue recognition and affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets and supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition,” and most industry specific guidance. The standard’s core principle is the recognition of revenue when a company transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under the current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. In August 2015, the FASB issued ASU 2015-14, "Revenue from Contracts with Customers" (Topic 606): Deferral of the Effective Date, which deferred the effective date of ASU 2014-09 to fiscal years beginning after December 15, 2017, including interim reporting periods within that reporting period. Early adoption is permitted for fiscal years beginning after December 15, 2016. The Company is currently evaluating the method and impact the adoption of ASU 2014-09 will have on the Company’s consolidated financial statements and disclosures.

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

Management reviewed currently issued pronouncements during the nine months ended September 30, 2015, and does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed financial statements.

3.     BUSINESS ACQUISITIONS

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

	Nine months ended, September 30, 2015	Nine months ended, September 30, 2014
Total revenues	$37,910	$17,595
Net loss	(151)	(17,713)
Basic and diluted net loss per common share	$(0.01)	$(1.62)

Elite Solar (Elite)

On August 6, 2015, the company entered into an Agreement and Plan of Merger (the “Merger”) with Plan B Enterprises, Inc., a California corporation and d/b/a Elite Solar, Universal Racking Solutions (collectively, “Plan B”), Kirk R. Short (the “Plan B Shareholder”) and Elite Solar Acquisition Sub., Inc., a wholly owned subsidiary of the Company (“Acquisition Sub”) whereby Plan B will be merged with and into Acquisition Sub, with Acquisition Sub surviving as the Surviving Corporation. The closing date of the Merger was contemplated to be on or around November 1, 2015 and has been extended by one month with anticipated closing on or before December 1, 2015.

Plan B is engaged in the business of designing and installing photovoltaic systems for residential, commercial, agricultural and municipal customers.

4.     CONVERTIBLE PROMISSORY NOTES

On March 1, 2013, the Company entered into a securities purchase agreement providing for the sale of a 5% convertible promissory note in the aggregate principal amount of $8, for consideration of $8. The note is convertible into shares of common stock of the Company at a price equal to a variable conversion price equal to the lesser of $0.52 per share or the lowest closing price after the effective date. The note matured on March 31, 2015. As of September 30, 2015, the Company had issued 16,987 shares of common stock for principal in the amount of $8, plus accrued interest of $1.

On January 29, 2014, the Company entered into a securities purchase agreement providing for the sale of a 10% convertible promissory note in the principal amount of up to $100. Upon execution of the note, the Company received an initial advance of $90. On December 4, 2014, the Company issued 192,543 shares of common stock upon conversion of $60 in principal, plus interest of $5. As of December 31, 2014, the remaining balance is $30. The note was convertible into shares of common stock of the Company at a price equal to a variable conversion price equal to the lesser of $0.338 per share, or fifty percent (50%) of the lowest trading price after the effective date. The Company issued 97,633 shares of common stock upon conversion of principal in the amount of $30, plus accrued interest of $3 during the nine months ended September 30, 2015

On January 31, 2014, the Company entered into a securities purchase agreement providing for the sale of a 10% convertible promissory note in the principal amount of up to $750, for consideration of $750. The proceeds were restricted and were used for the purchase of Solar United Network, Inc. The note was convertible into shares of common stock of the Company at a price equal to a variable conversion price equal to the lesser of $1.30 per share, or fifty percent (50%) of the lowest trading price after the effective date. As of September 30, 2014, the note was exchanged for a new note with a fix price of $0.338, and convertible into shares of common stock.  Per ASC 815, the derivative liability on the note was extinguished and the new note was re-valued per ASC 470 as a beneficial conversion feature, which was expensed in the statement of operations during the prior year. The note matured on October 28, 2014, with an extension of three months. The note matured on January 31, 2015, and was extended to June 30, 2016. The Company recorded interest expense in the amount of $60 and $50, during the nine months ended September 30, 2015 and 2014, respectively.

On February 11, 2014, the Company entered into a securities purchase agreement providing for the sale of a 10% convertible promissory note in the principal amount of up to $100. Upon execution of the note, the Company received an initial advance of $20. In February and March, the Company received additional advances in an aggregate amount of $80 for an aggregate total of $100. The note was convertible into shares of common stock of the Company at a price equal to a variable conversion price equal to the lesser of $1.30 per share, or fifty percent (50%) of the lowest trading price after the effective date. As of September 30, 2014, the note was exchanged for a new note with a fixed price of $0.338, and convertible into shares of common stock. Per ASC 815, the derivative liability on the note was extinguished and the new note was re-valued per ASC 470 as a beneficial conversion feature. The note matured on various dates from the effective date of each advance with respect to each advance. At the sole discretion of the lender, the lender was able to modify the maturity date to be twelve (12) months from the effective date of each advance. The note matured on various dates in 2014, and was extended to June 30, 2016. The Company recorded interest expense in the amount of $8 and $6, during the nine months ended September 30, 2015 and 2014, respectively.

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

5.     ACQUISITION CONVERTIBLE PROMISSORY NOTES

On January 31, 2014, the Company entered into a securities purchase agreement providing for the sale of four 4% convertible promissory notes in the aggregate principal amount of $1,750 as part of the consideration paid to acquire 100% of the issued and outstanding stock of SUNworks. The notes are convertible at any time after issuance into shares of fully paid and non-assessable shares of common stock. The conversion price is $0.52 per share until March 30, 2015, which has been amended to extend to March 31, 2016, and thereafter the conversion price will be the greater of $0.52 or 50% of the average closing price of the common stock during the ten (10) consecutive trading days following the submission of the conversion notice. The Notes are five (5) year notes and bear interest at the rate of 4% per annum.  As amended on June 30, 2015, the Company will make quarterly payments of principal and interest payable over a three year period commencing March 31, 2016. In February and March 2014, $625 of the notes was converted into 1,201,923 shares of common stock, leaving a remaining balance of $1,125 as of December 31, 2014. During the nine months ended September 30, 2015, the Company issued 528,846 shares of common stock upon conversion of principal in the amount of $275. The principal balance remaining as of September 30, 2015 is $850. The Company recorded amortization of the beneficial conversion feature as interest expense in the amount of $234 during the nine months ended September 30, 2015.

On February 28, 2015, the Company entered into a securities purchase agreement providing for the sale of a 4% convertible promissory note in the aggregate principal amount of $2,650 as part of the consideration to paid acquire 100% of the total outstanding stock of MD Energy. The note is convertible into shares of common stock on or after each of the following dates: November 30, 2015, November 30, 2016 and November 30, 2017. The conversion price shall be $2.60 per share. A beneficial conversion feature of $2,650 was calculated and capped at the value of the note based on effective conversion price of $3.20.  Commencing on March 31, 2015, and on the last day of each quarter thereafter during the first two (2) years of the note, the Company will make quarterly interest only payments to the shareholder for interest accrued on the Note during the quarter. Commencing with the quarter ending on June 30, 2017, the Company will make quarterly payments of interest accrued on the Note during the prior quarter plus $221, with the final payment of all outstanding principal and accrued but unpaid interest on the Note due and payable on February 28, 2020 (the maturity date). The Company recorded amortization of the beneficial conversion feature as interest expense in the amount of $565 during the nine months ended September 30, 2015.

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

During the nine months ended September 30, 2015, the Company issued 3,004 rounding shares due to the reverse stock split.

In the first quarter of 2015, the Company entered into an underwriting agreement with Cowen & Company, LLC, relating to the sale and issuance by the Company of 3,000,000 Units to the Underwriter in a firm commitment underwritten public offering. Each Unit consisted of one share of the Company’s common stock and a warrant to purchase one share of the Company’s common stock. The shares of common stock and warrants were immediately separable and were issued separately but sold together as parts of the units sold in the Offering. The warrants are exercisable during the period commencing from the date of issuance and ending on March 9, 2020 at an exercise price of $4.15 per share of common stock (subject to adjustment under certain circumstances).  Total proceeds of the offering were $12,450 and the Company received net cash of $11,215 after deducting fees and legal expenses.

During the nine months ended September 30, 2015, the Company issued 643,465 shares of common stock at varying prices per share ranging from $0.338 to $0.52 for conversion of principal for convertible promissory notes in the amount of $313, plus accrued interest payable of $4.

During the nine months ended September 30, 2015, the Company issued 57,529 shares of common stock for services at fair value of $239.

During the nine months ended September 30, 2015, the Company issued 11,583 shares of common stock with a fair value of $3 for a price adjustment for the shares issued for cash.

During the nine months ended September 30, 2015, the Company issued 3,000 shares of common stock for the exercise of warrants for $12.

During the nine months ended September 30, 2015, the Company received contributed capital of $39 which was the disgorged profits related to Company stock transactions by an officer within a 180 day period.

During the nine months ended September 30, 2015, the Company issued 53,649 share of common stock for the cashless exercise of options.

7.     OPTIONS AND WARRANTS

Options
As of September 30, 2015, the Company has 899,574 non-qualified stock options outstanding to purchase 899,574 shares of common stock, per the terms set forth in the option agreements. The stock options vest at various times, and are exercisable for a period of seven years from the date of grant at exercise prices ranging from $0.26 to $4.42 per share, the market value of the Company’s common stock on the date of each grant. The Company determined the fair market value of these options by using the Black Scholes option valuation model.

A summary of the Company’s stock option activity and related information follows:

	9/30/2015
		Weighted
	Number	average
	of	exercise
	Options	price
Outstanding, beginning January 1, 2015	957,266	$2.204
Granted	-	-
Exercised	(53,649)	0.260
Expired	(4,043)	0.260
Outstanding, end of September 30, 2015	899,574	$2.295
Exercisable at the end of September 30, 2015	816,239	$1.089
Weighted average fair value of options granted during the period		$-

Restricted Stock CEO
During the year ended December 31, 2013, the Company entered into a restricted stock grant agreement (“or RSGA”) with its Chief Executive Officer, James B. Nelson, intended to provide and incentivize Mr. Nelson to improve the economic performance of the Company and to increase its value and stock price. All shares issuable under the RSGA are performance based shares. The RSGA provides for the issuance of up to 769,230 shares of the Company’s common stock to Mr. Nelson provided certain milestones are met in certain stages. As of September 30, 2014, two of the stages were met, when the Company’s market capitalization exceeded $10,000, and the consolidated gross revenue, calculated in accordance with GAAP, equaled or exceeded $10,000 for the trailing twelve month period. The Company issued 384,615 shares of common stock to Mr. Nelson, which was exercised through a cashless exercise at fair value of $786 during the year ended December 31, 2014. If the Company’s consolidated net profit, calculated in accordance to GAAP, equals or exceeds $2,000 for a trailing twelve month period, the Company will issue an additional 384,615 shares of the Company’s common stock to Mr. Nelson. We have not recognized any cost associated with the second milestone due to not being able to estimate the probability of it being achieved. As the performance goals are achieved, the shares shall become eligible for vesting and issuance.

Restricted Shares to Shareholders
During the year ended December 31, 2014, the Company entered into a RSGA with the Shareholders of SUNworks (SUNworks Shareholders), intended to provide incentive to the recipients to ensure economic performance of the Company. All shares issuable under the RSGA are performance based shares and none have yet vested nor have been issued. The RSGA’s provide for the issuance of up to 276,923 shares of the Company’s common stock to the SUNworks Shareholders provided certain milestones are met in certain stages as follows: a) If the Company’s aggregate net income from operations, for any trailing four (4) quarters equals or exceeds $2,000, the Company will issue 92,308 shares of common stock; b) If the Company’s aggregate net income from operations, for any trailing four (4) quarters exceeds $3,000, the Company will issued 92,308 shares of common stock; c) If the Company’s aggregate net income from operations, for any trailing four (4) quarters exceeds $4,000, the Company will issue 92,307. Based on the probability that the first milestone will be achieved during the year 2015 the Company recognized $100 in stock compensation expense. We have not recognized any cost associated with the last two milestones as we are not yet able to estimate the probability of such milestones being achieved. As the performance goals are achieved, the shares shall become eligible for vesting and issuance.

Restricted Shares to Employees
During the year ended December 31, 2014, the Company entered into a RSGA with the employees of SUNworks, intended to provide incentive to the recipients to ensure certain economic performance of the Company. All shares issuable under the RSGA are performance based shares and none have yet vested nor have been issued. The RSGA provides for the issuance of up to 38,462 shares of the Company’s common stock provided certain milestones are met in certain stages as follows: a) If the Company’s aggregate net income from operations, for any trailing four (4) quarters equals or exceeds $2,000, the Company will issue 12,821 shares of common stock; b) If the Company’s aggregate net income from operations, for any trailing four (4) quarters exceeds $3,000, the Company will issued 12,821 shares of common stock; c) If the Company’s aggregate net income from operations, for any trailing four (4) quarters exceeds $4,000, the Company will issue 12,820. Based on the probability that the Company will reach the $2,000 in aggregate income for the four (4) trailing quarters, the Company recognized $33 in stock compensation expense. We have not recognized any cost associated with the last two milestones as we are not yet able to estimate the probability of such milestones being achieved. As the performance goals are achieved, the shares shall become eligible for vesting and issuance.

Restricted Shares to CFO
On February 1, 2015, the Company entered into a RSGA with the Chief Financial Officer (“CFO) of Solar3D, intended to provide incentive to the CFO to ensure certain economic performance of the Company. All shares issuable under the RSGA are performance based shares and none have yet vested nor have been issued. The RSGA provides for the issuance of up to 115,385 shares of the Company’s common stock provided certain milestones are met in certain stages as follows: a) If the Company’s aggregate net income from operations, for any trailing four (4) quarters equals or exceeds $2,000, the Company will issue 38,462 shares of common stock; b) If the Company’s aggregate net income from operations, for any trailing four (4) quarters exceeds $3,000, the Company will issued 38,462 shares of common stock; c) If the Company’s aggregate net income from operations, for any trailing four (4) quarters exceeds $4,000, the Company will issue 38,461. We have not recognized any cost associated as we are not yet able to estimate the probability of such milestones being achieved. As the performance goals are achieved, the shares shall become eligible for vesting and issuance.

The total stock-based compensation expense recognized in the statement of operations during the nine months ended September 30, 2015 was $107.

Warrants

During the nine months ended September 30, 2015, we issued 3,000,000 common stock purchase warrants.  The warrants were issued as part of the units sold by the Company in a public offering in March 2015.  The warrants are exercisable at a price of $4.15 per share. As of September 30, 2015, the Company had 2,997,000 common stock purchase warrants outstanding.

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

These risks and uncertainties include but are not limited to:

·	our limited operating history;
·	our ability to raise additional capital to meet our objectives;
·	our ability to compete in the solar electricity industry;
·	our ability to sell solar electricity systems;
·	our ability to arrange financing for our customers;
·	government incentive programs related to solar energy;
·	our ability to increase the size of our company and manage growth;
·	our ability to acquire and integrate other businesses;
·	relationships with employees, consultants and suppliers; and
·	the concentration of our business in one industry in one geographic area.

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

Business Introduction / Overview

Solar3D provides photo voltaic (“PV”) based power systems for the residential, commercial and agricultural markets in California and Nevada.  Through our two operating subsidiaries, SUNworks and MD Energy we design, arrange financing, integrate, install and manage systems ranging in size from 2kW (kilowatt) for residential loads to multi MW (megawatt) systems for larger commercial projects.  Commercial installations have included office buildings, manufacturing plants, warehouses, and agricultural facilities such as farms, wineries and dairies.  The Company provides a full range of installation services to our solar energy customers including design, system engineering, procurement, permitting, construction, grid connection, warranty, system monitoring and maintenance.

In addition to our core solar integrator business, our technology division has developed a patent-pending 3-dimensional solar cell technology that we believe has the potential to increase PV conversion efficiency thereby reducing the cost of the electricity generated.

As of January 31, 2014, we acquired 100% of the issued and outstanding capital stock of SUNworks.  SUNworks is engaged in the business of the design, installation, and management of solar systems for commercial, agricultural, and residential customers in northern California.  SUNworks designs, finances, and installs systems ranging in size from 2KW (kilowatt) for residential loads to multi MW (megawatt) systems for larger commercial projects.  SUNworks currently employs approximately 125 personnel involved in the operations and administration of the business.  It also utilizes outside subcontractors to assist with providing solar systems to our customers.

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

On February 25, 2015, the Company effected a 26:1 reverse stock split on its issued and outstanding shares of common stock (with related adjustments to its outstanding convertible securities, including, options and warrants).

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

The Asset, “Costs in excess of billings”, represents revenues recognized in excess of amounts billed on contracts in progress. The Liability, “Billings in excess of costs”, represents billings in excess of revenues recognized on contracts in progress. At September 30, 2015 and December 31, 2014, the costs in excess of billings balance was $1,972 and $1,277, and the billings in excess of costs balance was $1,366 and $892, respectively.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2015 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2014

Three months of both SUNworks and MDE operations were consolidated into the Company’s financial statements for the period ended September 30, 2015.  Three months of SUNworks operations and none of the MDE operations were consolidated into the Company’s financial statements for the period ended September 30, 2014.

REVENUE AND COST OF SALES

For the three months ended September 30, 2015, our revenue for the Company more than tripled to $19,730 compared to $6,438 for the three months ended September 30, 2014.  Cost of sales for the three months ended September 30, 2015, also more than tripled to $14,400 compared to $4,699 for the three months ended September 30, 2014.  Revenue and cost of sales increased primarily due to significant year over year sales growth at SUNworks plus the inclusion of three months of MDE’s operations.

Gross profit also more than tripled to $5,330 for the three months ended September 30, 2015 compared to $1,739 for the three months ended September 30, 2014.   The gross profit percentage was the same at 27% in both third quarter periods of 2015 and 2014. Sales to the commercial and agricultural markets were especially strong during the third quarter 2015 resulting in approximately 65% of revenue with approximately 35% of revenue from sales to the residential market. The higher percentage of commercial sales relative to residential sales resulted in slightly lower gross margins compared to earlier periods.

 SELLING AND MARKETING EXPENSES

For the three months ended September 30, 2015, selling and marketing expenses were $1,564 or 7.9% of revenue, compared to $413 or 6.4% for the three months ended September 30, 2014.  Selling and marketing expenses increased primarily due to SUNworks increased activity to promote growth including the commencing of operations in Reno.  Selling and marketing expenses also include expenditures for our specially-designed marketing efforts and tracking systems in place that enable us to attract new customers at a low cost and higher conversion rate than what we believe to be the industry average.  We use several marketing tools and business strategies to differentiate ourselves from our competitors and attract new customers.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses increased to $2,047, for the three months ended September 30, 2015, compared to $1,269 for the three months ended September 30, 2014.  General and administrative expenses increased primarily due to inclusion of MDE’s expenses plus higher professional services expenses, plus additional expenses at SUNworks related to higher volume. While general and administrative costs increased by $778 year over year as a percentage of revenue, general and administrative expenses were 10.4% of revenue in the third quarter of 2015 compared to 19.7% of revenue for the third quarter of 2014.  The lower percentage of revenue year over year is primarily the result of more efficient operations, keeping control of headcount and spreading costs across a larger base of operations and increased revenue base.

RESEARCH AND DEVELOPMENT

Research and development costs for the three months ended September 30, 2015 and 2014 were $6 and $25, respectively.  Our research costs have been for research and patent work for our proprietary 3-dimensional solar cell.  The novel 3D cell is still in the development stage.  Research and development costs have decreased as the Company focuses more on its core business of selling and installing photovoltaic systems for residential, commercial, agricultural and municipal customers.

OTHER INCOME/(EXPENSES)

Other expenses decreased to $301 for the three months ended September 30, 2015, compared to other expenses of $13,793 for the three months ended September 30, 2014.  During the third quarter of 2015 the only item in other expense was interest expense of $301 primarily related to beneficial conversion feature costs compared to $786 for the same period of 2014.  During the third quarter of 2014 we incurred a loss on the settlement of debt of $65 along with a substantial loss resulting from a change in the fair value of our derivative liability instruments of $12,941.  The derivative liability was adjusted periodically according to the stock price fluctuations.  All but one small promissory note in the principal amount of $68 were amended in the fourth quarter of 2014 to eliminate our exposure to derivative liabilities.

NET INCOME / LOSS

The net income of $1,402 for the three months ended September 30, 2015 compares to net loss of $13,763 for the three months ended September 30, 2014.  The third quarter 2015 net income resulted from a 206% increase in gross profits of $3,591 to $5,330 compared to $1,739 in the third quarter of 2014. Third quarter 2015 operating expenses of $3,627 increased by 112%, or $1,918 compared to the operating expenses of $1,709 in the third quarter of 2014.

Selling and market expenses increased $1,151 year over year and represented 7.9% of revenue for the period ended September 30, 2015 compared to 6.4% for the same period in 2014. The higher percentage is due to increased activity associated with growing our residential sales.

General and administrative expenses in the 2015 third quarter increased by $778 to $2,047 compared to $1,269 in the third quarter of 2014.  The general and administrative expenses as a percentage of sales however decreased to 10.4% in 2015 compared to 19.7% in 2014.  The lower percentage is the result of efficiencies gained and controlling headcount.  Basic and diluted earnings per share were $0.08 and $0.06, respectively, for the three months ended September 30, 2015 compared to ($1.14) for both basic and diluted earnings per share the three months ended September 30, 2014.

NINE MONTHS ENDED SEPTEMBER 30, 2015 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2014

Nine months of SUNworks operations and seven months of MDE operations were consolidated into the Company’s financial statements for the period ended September 30, 2015.  Eight months of SUNworks operations and none of MDE operations were consolidated into our financial statements for the period ended September 30, 2014.

REVENUE AND COST OF SALES

For the nine months ended September 30, 2015, revenue increased 143% to $36,394 compared to $14,956 for the nine months ended September 30, 2014.  Cost of sales for the nine months ended September 30, 2015, was $25,670, an increase of 135% compared to $10,909 for the nine months ended September 30, 2014.  Revenue and cost of sales increased primarily due to SUNworks year over year sales growth plus an additional seven months of MDE operations and one month of SUNworks operations.

Gross profit for the Company increased by $6,677 to $10,724 compared to $4,047 for the nine months ended September 30, 2015 and 2014, respectively.   The gross profit percentage increased to 29.5% in the first nine months of 2015 compared to 27.1% for the first nine months of 2014 primarily due to higher volumes and improved purchasing efficiencies.  Approximately 60% of the revenue for the first nine months 2015 was from sales to the commercial and agricultural markets, and approximately 40% of revenue was from sales to the residential market.

SELLING AND MARKETING EXPENSES

For the nine months ended September 30, 2015, we had selling and marketing expenses of $3,918 or 10.8 % of revenue compared to $1,031 or 6.9% of revenue for the nine months ended September 30, 2014.  Selling and marketing expenses increased in dollar and percentage terms of revenue primarily due to SUNworks increased activity to promote growth including hiring of additional sales staff and the startup of operations in Reno.  Selling and marketing expenses include expenditures for our specially-designed marketing efforts and tracking systems in place that enable us to attract new customers at a low cost and higher conversion rate than what we believe to be the industry average.  We use several marketing tools and business strategies to differentiate ourselves from our competitors and attract new customers.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses increased by $2,873 to $5,902 or 16.2% as a percentage of revenue for the nine months ended September 30, 2015, compared to $3,029 or 20.1% of revenue for the nine months ended September 30, 2014.   The lower percentage of revenue year over year is primarily the result of more efficient operations, keeping control of headcount and spreading costs across a larger base of operations and increased revenue base.  The Company also incurred one-time expenses in connection with our first quarter stock offering and simultaneous uplisting to the Nasdaq stock exchange with expenses of approximately $1.3 million plus the additional month of SUNworks operations and seven additional months of MDE operations.

RESEARCH AND DEVELOPMENT

Research and development costs for the nine months ended September 30, 2015 and 2014 were $53 and $86, respectively.  Our research costs have been for research and patent work for our proprietary 3-dimensional solar cell.  The novel 3D cell is still in the development stage.  Research and development costs have decreased as the Company focuses more on its core business of selling and installing photovoltaic systems for residential, commercial, agricultural and municipal customers.

OTHER INCOME/(EXPENSES)

Other expenses decreased to $948 for the nine months ended September 30, 2015, compared to other expenses of $17,473 for the nine months ended September 30, 2014.  Interest expense, primarily related to beneficial conversion feature costs, decreased during the first nine months of 2015 by $1,895 to $1,023 which compares to $2,919 for the first nine months of 2014.  The company had a gain of $68 on the settlement of debt for the nine months ended September 30, 2015 versus a substantial loss of $14,533 due to the change in fair value of the derivative liability instruments for the nine months ended September 30, 2014.  The derivative liability was adjusted periodically according to the stock price fluctuations.  All but one small promissory note in the principal amount of $68 were amended in the fourth quarter of 2014 to eliminate our exposure to derivative liabilities.

NET LOSS

The net loss of $123 for the nine months ended September 30, 2015 compares to net loss of $17,578 for the nine months ended September 30, 2014.  The 2015 net loss resulted from gross profit increasing by $6,677 over the same period in 2014, while 2015 operating expenses increased by $5,747 compared to the first nine months of 2014.  This resulted in $930 higher operating income of $825 for the first nine months of 2015 compared to an operating loss of $105 for the first nine months of 2014.

Selling and market expenses during the first nine months of 2015 were $3,918, an increase of $2,887 compared to $1,031 in the same period of 2014 and the 2015 nine month expenses were 10.8% of revenue compared to 6.9% for the same period in 2014.  The higher percentage is due to increased activity associated with accelerating the growth of our residential sales, including the commencement of SUNworks operations in Reno.

General and administrative expenses in the first three quarters of 2015 increased by $2,873 compared to the first nine months of 2014, with the percentage of sales decreasing to 16.2% in 2015 compared to 20.1% in 2014.  The lower percentage year over year is the result of efficiencies gained over a larger base of business partially offset by higher costs associated with our stock offering and uplisting to Nasdaq earlier in 2015.  The basic loss per share was ($0.01) for the nine months ended September 30, 2015 compared to ($1.61) for the nine months ended September 30, 2014.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2015, we had a working capital surplus of $10,800 as compared to a working capital deficit of $743 at December 31, 2014.  This increase in working capital surplus was due primarily to the proceeds received from the public offering consummated in March with cash increasing by $8,845 in the first nine months of 2015.

Cash flow used in operating activities was $1,794 for the nine months ended September 30, 2015, as compared to cash generated of $418 for the nine months ended September 30, 2014.  This $2,212 increase of cash used in operating activities was primarily attributable to a lower net loss of $17,455 and the difference in the change in derivative liabilities of $14,601 and lower amortization of debt discount and beneficial conversion feature recognized as interest of $1,908 and lower stock compensation costs of $871.  An increase in accounts receivable by $3,236 partially offset by a $133 increase in accounts payable also contributed to the increase in cash used in operating activities.  Cash used for operating activities for the three months ended September 30, 2015 was limited to $45 as a result of net income offset by net changes in current assets and liabilities.

Cash used in investing activities was $982 for the nine months ended September 30, 2015 was $113 lower compared to $1,095 for the nine months ended September 30, 2014.  The decreased use of cash in investing activities was due to the lower net cash payment for the purchase of MDE compared to the net cash payment for the purchase of SUNworks plus increased purchases of property and equipment.

Net cash provided from financing activities during the nine months ended September 30, 2015 was $11,621 compared to $1,955 for the nine months ended September 30, 2014.  The $9,666 increase was primarily due to an increase in equity financing through the issuance of new common shares compared to proceeds from the issuance of convertible promissory notes.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)).  Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(All dollar figures are in thousands (000’s) unless otherwise specified)

During the three months ended September 30, 2015, we issued 53,649 shares of common stock for cashless exercise of stock options.

The Company relied on an exemption pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, in connection with the foregoing issuance.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit No.	Description
10.1
Amendment No. 1 to Merger Agreement to the Agreement and Plan of Merger with Plan B Enterprises, Inc., a California corporation and d/b/a Universal Racking Solutions, Kirk R. Short and Elite Solar Acquisition Sub., Inc., a wholly owned subsidiary of the Company.(Incorporated by reference to the Company’s current report on Form 8-K filed on November 2, 2015)

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on November 5, 2015.

Solar3D, Inc.

Date: November 5, 2015	By:	/s/ James B. Nelson
James B. Nelson, Chief Executive Officer
(Principal Executive Officer)

Date: November 5, 2015	By:	/s/ Tracy M. Welch
Tracy M. Welch, Chief Financial Officer
(Principal Financial Officer)