Form 10-K
period 2015-12-31
Sunworks, Inc.
filed 2016-03-14
CIK 1172631

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☑	Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the fiscal year ended December 31, 2015

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from to

Commission File No. 000-49805

Sunworks, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	01-05922991
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1010 Winding Creek Road, Suite 100
Roseville, CA 95678
(Address of principal executive office)

Registrant’s telephone number, including area code (916) 409-6900

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, Par Value $0.001 (Title of class)	The NASDAQ Stock Market LLC (Name of exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and, (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein and, will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the common stock held by non-affiliates as of June 30, 2015 was $59.3 million.

The outstanding number of shares of common stock as of March 11, 2016 was 19,762,844.

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

Business Introduction/Summary

References herein to “we,” “us,” “Sunworks,” and “the Company” are to Sunworks, Inc. and its wholly-owned subsidiaries Sunworks United, Inc. (“Sunworks United”), MD Energy, Inc. (“MD Energy”), and Elite Solar Acquisition Sub, Inc. (“Elite Solar”). All dollar figures are in thousands (000’s) unless otherwise specified.

We provide photo voltaic (“PV”) based power systems for the residential, commercial and agricultural markets in California and Nevada.  Through our operating subsidiaries, we design, arrange financing, integrate, install and manage systems ranging in size from 2kW (kilowatt) for residential loads to multi MW (megawatt) systems for larger commercial projects.  Commercial installations have included office buildings, manufacturing plants, warehouses, and agricultural facilities such as farms, wineries and dairies.  The Company provides a full range of installation services to our solar energy customers including design, system engineering, procurement, permitting, construction, grid connection, warranty, system monitoring and maintenance.

We adhere to the business principles of:

1.	Doing what is right for the customer
2.	Delivering the best value in our industry; and
3.	Doing what we say we will do.

We have installed over 850 systems in 2015 in California and Nevada, an approximately 18 MW of capacity, which is more than a 250% increase over the approximately 300 systems installations and 7MW of capacity in 2014.

Approximately 60% of our 2015 revenue was from sales to the commercial market, including the agricultural market, and approximately 40% of our revenue was from sales to the residential market.

In addition to our core solar integrator business, our technology division has developed a patent-pending 3-dimensional solar cell technology that we believe has the potential to increase PV conversion efficiency thereby reducing the cost of the electricity generated.

Recent Developments

Name Change

On March 1, 2016, we changed our name to Sunworks, Inc. with simultaneous NASDAQ stock symbol change from SLTD to SUNW. Also, on February 26, 2016, we changed the name of our subsidiary, Solar United Network, Inc. to Sunworks United, Inc.

 Closing of Elite Solar Acquisition

On August 6, 2015, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Plan B Enterprises, Inc., a California corporation and d/b/a Universal Racking Solutions (“Plan B”), Kirk R. Short and Elite Solar Acquisition Sub., Inc., a wholly owned subsidiary of the Company (the “Surviving Corporation”) whereby Plan B merged with and into the Surviving Corporation.  The transactions contemplated by the Merger Agreement, as amended, closed on December 1, 2015.  We paid a consideration of $7 million, with $2.5 million paid in cash and 1,506,024 in shares of our Series B Preferred Stock valued at $4.5 million.

Market Opportunity

We believe the following trends will contribute to the growth and prospects of our business:

•
Growing Market for Solar Energy. The market for residential distributed solar energy is growing rapidly. According to research compiled by GTM Research, an industry research firm, and the Solar Energy Industries Association, or SEIA, 7.4 gigawatts of capacity will be installed within the U.S. solar energy market in 2015, up 19% over 2014.  GTM Research/SEIA forecasts that installations in 2016 will be up 25-50% over 2015. We believe that the market is growing rapidly yet possesses significant growth opportunities since solar energy is still a small percentage of the U.S. energy market. We believe that there is a significant opportunity for distributed solar energy to increasingly displace traditional retail electricity generated from fossil fuels.

•
Strong Regional Markets. According to the U.S. Solar Market Insight Report, 4.1 gigawatts of solar power were installed in the US in the first 3 quarters of 2015, of which we believe, over half were installed in California and Nevada, our target market.

•
Highly Fragmented Industry. The solar installer industry is highly fragmented and populated with many companies that have been born out of the electrical contractors industry.  The solar installer industry has already undergone significant consolidation with the number of installers in California alone dropping, according to the U.S. Department of Energy, from 1,000 between 2009 and 2013 to 600 in 2014.  While we believe that some consolidation has occurred, we also believe that there is opportunity for further consolidation.

Strategy

Our strategy for growth is twofold.  First, we plan to continue to expand the reach and penetration of our existing businesses.  Second, we also to plan to selectively acquire PV installers that are financially stable, quality oriented, profitable and have a strong management team that is compatible with our existing team.

Our acquisition candidates primarily consist of small independent companies that generate between $15 million to $50 million of revenues profitably, but lack the resources to scale their businesses. This limits the exit options for the owners of these companies. We believe that a sale to us will offer them a liquidity opportunity and an opportunity to participate in the continued growth of the business with our resources through convertible notes issued in the acquisition.

Our acquisition criteria include the following:

•	Same Target Market – Companies in the residential and commercial markets.
•	Willingness to Continue Participation – Prefer management of acquired companies to continue in an operating role.
•	Compatible and Collaborative Management – Target management must be willing to accept our best practices.
•	Profitable – Companies that generate an operating profit.
•	Location – Currently focused on the western states markets.

We believe the keys to success in acquiring companies are to buy the right company, with a good transaction structure, and with strong management in place.  Our management team has experience in successfully executing a strategy of acquiring companies that have become successful enterprises under their new ownership.

Company Operations

Employees

We employ a total of approximately 200 full-time employees.  We also utilize outside subcontractors to assist with providing solar systems to our customers.  We split our direct labor between employees and contract labor.  With each acquisition, we look to transition the majority of back office functions to our corporate headquarters to reduce costs and make our operations consistent across our subsidiaries.  We believe that our strategy of consolidating such functions as purchasing, supplier relations, accounting, human resources and other basic functions help to realize cost reductions and strategic synergies.

Sales and Marketing

We have approximately 70 employees primarily focused on sales and marketing in California and Nevada. Over 60% of our commercial sales and approximately 40% of our sales to the residential market are generated by referrals.

In Northern California, we have specially-designed marketing efforts and tracking systems in place that enable us to attract new customers at a low cost and higher conversion rate than what we believe to be the industry average.  The Company utilizes several marketing tools and business strategies to differentiate itself from its competitors and attract new customers, including its proprietary proposal tool, its proprietary CRM (customer relationship management software), radio shows and celebrity endorsements, our website, search engine optimization, social media, email marketing, direct mailers, its solar outreach division (canvassing, trade shows and events, solar open houses), call center, strategic partnerships/joint ventures, sponsorships, shared space in retail stores, solar stations (kiosks) and its referral program.

In our Southern California operations, we have a strong advantage in the commercial solar market given our extensive contact list resulting from our experience in the commercial and industrial construction market, which provides access to customer lists.  Through our network of vendors and independent sales consultants, we now have a growing list of repeat clients, as well as an active and loyal referral network.

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

We believe it is best for customers to own their own systems, but some customers prefer not to own their systems.  We also have the ability to arrange financing with third parties through power purchase agreements (“PPAs”) and leases for our customers.

Suppliers

We purchase solar panels and materials directly from multiple manufacturers. We intend to further coordinate purchases and optimize supply relationships to realize the advantages of greater scale.

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

After-Sales Support

It is our intent to provide continuing operation and maintenance services for our installed residential and commercial PV system. We provide extended factory equipment technical support and act as a service liaison using our proprietary knowledge, technology and solar electric energy engineering staff. We do this through a 25 Year Limited Workmanship Warranty and Operations and Maintenance Program, which among other things provide a service and technical support line to our customers.  We generally respond to our job site related issues within 24 hours and offer assistance as long as required to maintain customer satisfaction.  Our price to customers includes this warranty, which is essentially a pass through of manufacturers’ warranty.

Facilities

Our corporate headquarters was relocated from Santa Barbara, California to Roseville, California during the fourth quarter of 2015.  We maintain sales and installation offices in Roseville, California, in Reno, Nevada, in Rancho Cucamonga, California and in Durham, California.  We lease all of our offices and facilities.

Customers

Currently, the majority of our revenue comes from installations in California with a small amount in Nevada.  Approximately 60% of our sales in 2015 were in the commercial/agricultural market and approximately 40% were generated by residential sales, but we expect that these percentages will vary from year to year.

Our residential operations address the needs of property owners installing systems smaller than 20kW.  The typical residential system installed is about 6kW with an average cycle time of 45 days.  We facilitate purchase or lease financing and offer product options to fit the specific needs of each customer.

We also install systems for the commercial market, which includes offerings to agricultural customers.  We define small commercial projects as the installation of systems under 100kW, whereas large commercial projects involve the installation of systems greater than 100kW.  Solar projects have received limited financing from traditional lending sources but we have been encouraged by municipal PACE programs in California which have drawn funding sources such as Ygrene and California First into the financing of energy projects.  Cycle times vary from fifteen to twenty weeks, which is a common cycle for commercial projects.  Larger projects typically have a longer cycle time than smaller projects.  Agricultural system sizes vary significantly within this sector and can range from 10kW to multiple megawatts.  Agricultural loans to farmers and tax-oriented leases are the primary funding sources within the industry. Similar to commercial installations, cycle times for agricultural projects may commonly range from fifteen to twenty weeks or longer for larger projects.

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

Technology and Intellectual Property

Generally, the solar installation business is not dependent on intellectual property.  With respect to our research efforts, patent applications have been filed for the Sunworks 3-dimensional solar cell technology for nationalization in the United States, China, Singapore, and India.  The novel 3D cell, which is still in the development stage, is designed to collect sunlight from a wide angle and allow light to bounce around within 3-dimensional microstructures on the solar cell surface more fully absorbing the light than traditional solar cells.  To commercialize this technology, we plan to work with a manufacturing partner that has the capability to assist with the remaining steps (prototyping and volume runs to verify and prove improvement in conversion efficiency).  Research and development expense was $53 and $113 for the years ended December 31, 2015 and 2014, respectively.

During 2015, we have invested in the development and implementation of Vista by Viewpoint, a robust enterprise management system, to facilitate the efficient integration and management of our recent and any future acquisitions.  We expect to begin working with the new software for 2016 operations and accounting.

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

The Federal government currently offers a 30% Investment Tax Credit (“ITC”) under Section 48(a) of the Internal Revenue Code, or the ITC, for the installation of certain solar power facilities until December 31, 2016. By statute, this tax credit was scheduled to decrease to 10% on January 1, 2017, but was extended in December by Congress through 2019, after which it will fall to 26 percent in 2020, 22 percent in 2021 and 10 percent in 2022.

The economics of purchasing a solar energy system are also improved by eligibility for accelerated depreciation, also known as the modified accelerated cost recovery system, or MACRS, depreciation, which allows for the depreciation of equipment according to an accelerated schedule set forth by the Internal Revenue Service. The acceleration of depreciation creates a valuable tax benefit that reduces the overall cost of the solar energy system and increases the return on investment.

Approximately half of the states offer a personal and/or corporate investment or production tax credit for solar energy that is additive to the ITC. Further, more than half of the states, and many local jurisdictions, have established property tax incentives for renewable energy systems that include exemptions, exclusions, abatements and credits.  Many state governments, traditional utilities, municipal utilities and co-operative utilities offer a rebate or other cash incentive for the installation and operation of a solar energy system or energy efficiency measures. Capital costs or “up-front” rebates provide funds to solar customers based on the cost, size or expected production of a customer’s solar energy system. Performance-based incentives provide cash payments to a system owner based on the energy generated by their solar energy system during a pre-determined period, and they are paid over that time period. Depending on the cost of the system and other site-specific variables, tax incentives can typically cover 30-40% of the cost of a commercial or residential solar system.

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

In December 2015, the Nevada Public Utilities Commission, which regulates the state’s energy market, announced a net metering rate change. Effective January 1, 2016, the new tariffs will gradually increase the monthly fees that solar users pay to use the electric grid and cut by 75% users’ reimbursements for feeding electricity into the grid. The Commission’s decision is retroactive.  Following public outcry, the Commission agreed to hold hearings to reconsider imposing the new rates on existing solar users, and NV Energy Department announced that it would not insist on the immediate retroactive provision but will gradually phase in the new rates for all solar customers over a 12-year period.  In response to the regulation, we have begun to shift focus from the residential to the commercial markets which we believe still have economic viability.

Corporate History

We were originally incorporated in Delaware on January 30, 2002 as MachineTalker, Inc.  In September 2010, we shifted our engineering and research focus to developing a new means for generating solar-produced electrical power for use in the manufacture of highly efficient solar cells.  In July 2010, we changed our company name to Solar3D, Inc. in order to better reflect our new business plan and filed for patent protection covering our new concepts for 3D solar cell designs.  On January 31, 2014, we acquired 100% of the stock of Sunworks United, a California corporation. On March 2, 2015, we acquired MD Energy.  On December 1, 2016, we acquired Plan B through a merger of Plan B Enterprises, Inc. into our wholly owned subsidiary, Elite Solar Acquisition Sub., Inc. On March 1, 2016 we changed our name to Sunworks, Inc. with simultaneous NASDAQ stock symbol change from SLTD to SUNW.

Our principal executive offices are located at 1010 Winding Creek Road, Suite 100, Roseville, CA 95678 and our telephone number is (916) 409-6900. Our web site address is www.sunworksusa.com. Information contained in or accessible through our website does not constitute part of this annual report on Form 10-K.

Available Information

We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission, referred to herein as the SEC. Our SEC filings, including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act are available to the public free of charge over the Internet at our website at http://www.Sunworksusa.com or at the SEC’s web site at http://www.sec.gov. Our SEC filings will be available on our website as soon as reasonably practicable after we have electronically filed or furnished them to the SEC. Information contained on our website is not incorporated by reference into this 10-K. You may also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. You can view our Code of Conduct and Ethics and the charters for each of our committees of the Board of Directors free of charge on the corporate governance section of our website.

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

Although we were formed in January 2002, we did not begin selling solar systems until we acquired Solar United Networks in January 2014. Also, we acquired MD Energy in March 2015 and merged with Plan B Enterprises in December 2015. Management believes that our success will depend in large part on our ability to continue to successfully sell solar systems in California and Nevada against determined competition, to consummate synergistic acquisitions, and on the industry’s acceptance of our 3-dimensional solar cell technology as an alternative to traditional energy sources.  We intend to continue to invest in acquisitions, improvements in solar systems and in completing development of our 3-dimensional solar cell technology.  We cannot assure you at this time that we will operate profitably or that we will have adequate working capital to meet our obligations as they become due.

We have incurred significant losses since inception.

We had an accumulated deficit of $39,763 and $40,819 on December 31, 2015 and December 31, 2014, respectively. We have discontinued research and development expenses related to our 3D solar cells. We incurred operating losses from our inception until mid-2015 when we became profitable, and we expect that profitability may increase as we: (i) consolidate our corporate infrastructure, (ii) continue to complete additional acquisitions and, (iii) continue to commercialize our products.  As such, we are subject to all risks incidental to the sales and development of new solar energy products and related companion diagnostics, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business.

We may require substantial additional funding which may not be available to us on acceptable terms, or at all. If we fail to raise the necessary additional capital, we may be unable to complete the development and commercialization of our products, or continue our development programs.

Our operations have consumed substantial amounts of cash since inception. We may increase our spending to commercialize our products, including building our own commercial organizations to address certain markets. We will require additional capital for the further sale, development and commercialization of our products, as well as to fund our other operating expenses and capital expenditures.

We cannot be certain that additional funding will be available on acceptable terms, or at all. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us we may have to significantly delay, scale back or discontinue corporate acquisitions to commercialize our products. Any of these events could significantly harm our business, financial condition and prospects.

Our future capital requirements will depend on many factors, including:

•	the progress of the sales and development to commercialize our products;
•	the costs involved in filing and prosecuting patent applications and enforcing or defending patent claims;
•	our plans to establish sales, marketing and/or manufacturing capabilities;
•	the effect of competing technological and market developments;
•	the terms and timing of any collaborative, licensing and other arrangements that we may establish;
•	general market conditions for offerings from solar energy companies;
•	our ability to establish, enforce and maintain selected strategic alliances and activities required for product commercialization;
•	our revenues from successful sales, development and commercialization of our products; and
•	the continued availability of government financial incentives and regulations encouraging customer orders for solar power installations.

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

The market for solar power products is emerging and rapidly evolving, and its future success is uncertain. If solar power technology proves unsuitable for widespread commercial deployment or if demand for solar power products fails to develop sufficiently, we would be unable to generate enough revenues to achieve and sustain profitability and positive cash flow.  The factors influencing the widespread adoption of solar power technology include but are not limited to:

•	cost-effectiveness of solar power technologies as compared with conventional and non-solar alternative energy technologies;
•	performance and reliability of solar power products as compared with conventional and non-solar alternative energy products;
•
fluctuations in economic and market conditions which impact the viability of conventional and non-solar alternative energy sources, such as increases or decreases in the prices of oil and other fossil fuels;

•	continued deregulation of the electric power industry and broader energy industry; and
•	availability of governmental subsidies and incentives.

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

The federal government recently extended the 30% investment tax credit under Section 48(a)(3) of the Internal Revenue Code, or the Federal ITC, for the installation of certain solar power facilities until December 31, 2019.

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

Limits on net metering, interconnection of solar energy systems and other operational policies in key markets could limit the number of solar energy systems installed in those markets. For example, California utilities limit net metering credit to 5% of the utilities' aggregate customer peak demand. California has adopted legislation to establish a process and timeline for developing a new net metering program with no cap on participation. In December 2015, the Nevada Public Utilities Commission, which regulates the state's energy market, announced a net metering rate change. Effective January 1, 2016, the new tariffs will gradually increase the monthly fees over a 12-year period that solar users pay to use the electric grid and cut by 75% users' reimbursements for feeding electricity into the grid. This change in the net metering laws negatively impacted our residential business in Nevada by making the economics of installing residential solar less favorable to homeowners. While we have shifted our focus in Nevada to the commercial markets, which we believe still have economic viability, if the caps on net metering in California and other jurisdictions are reached or if the amount or value of credit that customers receive for net metering is significantly reduced, future customers will be unable to recognize the current cost savings associated with net metering. We rely substantially on net metering when we establish competitive pricing for our prospective customers and the absence of net metering for new customers would greatly limit demand for our solar energy systems.

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

Under current law, the Federal ITC remain at 30% of the cost of the solar energy systems to the end of 2019 after which it will fall to 26 percent in 2020, 22 percent in 2021 and 10 percent in 2022.  In addition, U.S. Treasury grants are no longer available for new solar energy systems. Changes in existing law and interpretations by the Internal Revenue Service and the courts could reduce the willingness of funding sources to provide funds to customers of these solar energy systems. We cannot assure you that this type of financing will be available to our customers. If, for any reason, we are unable to find financing for solar energy systems, we may no longer be able to provide solar energy systems to new customers on an economically viable basis. This would have a material adverse effect on our business, financial condition and results of operations.

Rising interest rates could adversely impact our business.

Increases in interest rates could have an adverse impact on our business by increasing our cost of capital, which would increase our interest expense and make acquisitions more expensive to undertake.

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

As a result, an increase in interest rates may negatively affect our costs and reduce our revenues, which would have an adverse effect on our business, financial condition and results of operations.

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

The solar and energy industries are characterized by intense competition and rapid technological advances, both in the United States and internationally. We will compete with a number of existing and future technologies and product candidates developed, manufactured and marketed by others. Many of these competitors have validated technologies with products already in various stages of development. In addition, many of these competitors, either alone or together with their collaborative partners, operate larger research and development programs and/or have substantially greater financial resources than we do, as well as significantly greater experience.

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

As of December 31, 2015, 99% of our total installations were in California. We maintain offices in California and Nevada and expect much of our near-term future growth to occur in California and Nevada, further concentrating our customer base and operational infrastructure. Accordingly, our business and results of operations are particularly susceptible to adverse economic, regulatory, political, weather and other conditions in such markets and in other markets that may become similarly concentrated.

Substantially all of our business is conducted primarily using one channel, direct-selling.

While we are in the process of evaluating different distribution channels, currently substantially all of our business is conducted using direct selling. We compete against companies that sell solar energy systems to customers through a number of distribution channels, including homebuilders, home improvement stores, large construction, electrical and roofing companies and other third parties and companies that access customers through relationships with third parties in addition to other direct-selling companies. This single distribution channel may place us at a disadvantage with consumers who prefer to purchase products through these other distribution channels. Additionally, we are vulnerable to changes in laws related to direct marketing as regulations have limited unsolicited residential sales calls and may impose additional restrictions. If additional laws affecting direct marketing are passed in the markets in which we operate, it could take time to train our sales force to comply with such laws, and we may be exposed to fines or other penalties for violations of such laws. If we fail to compete effectively through our direct-selling efforts or are not successful in executing our strategy to sell our solar energy systems through other channels, our financial condition, results of operations and growth prospects will be adversely affected.

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

We are highly dependent on members of our management and technical staff. Our success also depends on our ability to continue to attract, retain and motivate highly skilled junior, mid-level, and senior managers as well as junior, mid-level, and senior technical personnel. The loss of any of our executive officers, key employees or consultants and our inability to find suitable replacements could impede the achievement of our research and development objectives, potentially harm our business, financial condition and prospects. We may be unable to attract and retain personnel on acceptable terms given the competition among solar and energy companies, universities and non-profit research institutions for experienced scientists. Certain of our current officers, directors, scientific advisors and/or consultants or certain of the officers, directors, scientific advisors and/or consultants hereafter appointed may from time to time serve as officers, directors, scientific advisors and/or consultants of other solar and energy companies. We do not maintain “key man” insurance policies on any of our officers or employees.  Other than certain members of our senior management team, all of our employees are employed “at will” and, therefore, each employee may leave our employment and join a competitor at any time.

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

As we continue to grow and acquire new businesses like MD Energy and Elite Solar, we have experienced and we may continue to experience significant changes in our senior management team. Specifically, four new board members and our chief financial officer have joined us since December 2014. Further, we have added senior management through our acquisitions.  As a result, our ability to integrate the board and senior management team and our ability to effectively manage our business may affect the successful operations of our business.

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

We acquired Sunworks United in January 2014 and completed our acquisition of MD Energy in March 2015 and merger with Elite Solar in December 2015. Our growth strategy is dependent on the success of these three acquisitions and in the future we may acquire additional companies, project pipelines, products or technologies or enter into joint ventures or other strategic initiatives. We may not realize the anticipated benefits of this acquisition or any other future acquisition, and any acquisition has numerous risks. These risks include the following:

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

A significant portion of our total assets consists of goodwill, which is subject to a periodic impairment analysis, and a significant impairment determination in any future period could have an adverse effect on our results of operations even without a significant loss of revenue or increase in cash expenses attributable to such period.

A significant portion of our total assets consists of goodwill, which is subject to a periodic impairment analysis, and a significant impairment determination in any future period could have an adverse effect on our results of operations even without a significant loss of revenue or increase in cash expenses attributable to such period.

We have goodwill totaling approximately $10.9 million associated with our acquisitions. We will be required to evaluate this goodwill for impairment based on the fair value of the operating business units to which this goodwill relates, at least once a year. This estimated fair value could change if we are unable to achieve operating results at the levels that have been forecasted, the market valuation of those business units decreases based on transactions involving similar companies, or there is a permanent, negative change in the market demand for the services offered by the business units. These changes could result in an impairment of the existing goodwill balance that could require a material non-cash charge to our results of operations.

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

We also compete with companies that are not regulated like traditional utilities but that have access to the traditional utility electricity transmission and distribution infrastructure pursuant to state and local pro-competitive and consumer choice policies. These energy service companies are able to offer customers electricity supply-only solutions that are competitive with our solar energy system options on both price and usage of renewable energy technology while avoiding the long-term agreements and physical installations that our current fund-financed business model requires. This may limit our ability to attract new customers; particularly those who wish to avoid long-term contracts or have an aesthetic or other objection to putting solar panels on their roofs.

As the solar industry grows and evolves, we will also face new competitors who are not currently in the market. Low technological barriers to entry characterize our industry and well-capitalized companies could choose to enter the market and compete with us. Our failure to adapt to changing market conditions and to compete successfully with existing or new competitors will limit our growth and will have a material adverse effect on our business and prospects.

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

We often find that some customers tend to book projects by the end of a calendar year to realize the benefits of available subsidy programs prior to year-end.  This results in third and fourth quarter sales being more robust usually at the expense of the first quarter.  The first quarter in California often has rain and Nevada snow, which also reduces our ability to install in that quarter relative to the remainder of the year.  In the future this seasonality may cause fluctuations in our financial results. In addition, other seasonality trends may develop and the existing seasonality that we experience may change.

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

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

Sunworks United leases 19,140 square feet of mixed used space consisting of office and warehouse facilities in Roseville, California, at a monthly lease rate of $10. The lease expires in September 2019.

Sunworks United leases 2,340 square feet of mixed used space consisting of office and warehouse facilities in Reno, Nevada at monthly lease rate of $2. The lease expired in January 2016 and new mixed use space of 7,000 square feet was leased at a monthly lease rate of $4 and the lease expires in January 2019.

Sunworks United leases 2,846 square feet of retail space consisting in Rocklin, California, at a monthly lease rate of $9. The lease expires in August 2020.

Sunworks United leases 5,304 square feet of office space in Rocklin, California, at a monthly lease rate of $6. The lease expires in April 2019.

MD Energy leases approximately 6,400 square feet of mixed used space consisting of office and warehouse facilities in Rancho Cucamonga, California, at a monthly lease rate of $4. The lease expires in April 2016.

Elite Solar leases 15,600 square feet of mixed used space consisting of office and warehouse facilities in Durham, California, at a monthly lease rate of $8. The lease expires in December 2019.

Sunworks United leases various vehicles to perform installations and other purposes on 36-month terms with lease payments less than $1 monthly.

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

PART II

Item 5.  Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

On March 4, 2015 our common stock began to be traded on The NASDAQ Capital Market under the symbol SLTD that was changed on March 1, 2016 to SUNW simultaneously with our name change to Sunworks, Inc.  Our common stock previously traded on the OTC QB under the symbol “SLTD.” The market for our common stock was often sporadic, volatile and limited.

The following table shows the range of high and low sale prices for our common stock as reported on NASDAQ commencing in the first quarter ending March 31, 2015 through the fourth quarter ended December 31, 2015 and the high and low bid quotations for our common stock on the OTCQB for the quarters ended December 31, 2014. The prices are adjusted to reflect a 26:1 reverse stock split of our outstanding common stock effected in February 2015. The prices reflect inter-dealer quotations, without retail markup, markdown or commissions, and may not represent actual transactions.

	High	Low
Fiscal Year 2014
First Quarter	$3.30	$0.78
Second Quarter	$2.16	$1.48
Third Quarter	$4.81	$1.57
Fourth Quarter	$8.19	$4.47

Fiscal Year 2015
First Quarter	$8.88	$2.46
Second Quarter	$5.72	$3.55
Third Quarter	$4.57	$2.00
Fourth Quarter	$3.85	$2.66

Holders of Common Stock.

On March 11, 2016, we had 92 registered holders of record of our common stock.

Dividends and dividend policy.

We have never declared or paid any dividends on our common stock and we do not anticipate paying dividends on our common stock at the present time. We currently intend to retain earnings, if any, for use in our business. We do not anticipate paying dividends in the foreseeable future.

Securities authorized for issuance under equity compensation plans.

We do not currently have any equity compensation plans in place. We have granted options and restricted stock awards to our officers and directors, but such issuances have not been pursuant to an equity incentive plan and were granted prior to February 2015.

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

Overview

Sunworks provides photo voltaic (“PV”) based power systems for the residential, commercial and agricultural markets in California and Nevada.  We design, arrange financing, integrate, install and manage systems ranging in size from 2kW (kilowatt) for residential loads to multi MW (megawatt) systems for larger commercial projects.  Commercial installations have included office buildings, manufacturing plants, warehouses, and agricultural facilities such as farms, wineries and dairies.  The Company provides a full range of installation services to our solar energy customers including design, system engineering, procurement, permitting, construction, grid connection, warranty, system monitoring and maintenance.

We have installed over 850 systems in 2015 in California and Nevada, with approximately 18 MW of capacity, which is more than a 250% increase over the approximately 300 systems installations in 2014 with approximately 7 MW of capacity.

Approximately 60% of Sunworks United 2015 revenue was from sales to the commercial market, including the agricultural market, and approximately 40% of its revenue was from sales to the residential market.

In addition to our core solar integrator business, Sunworks technology division has developed a patent-pending 3-dimensional solar cell technology that we believe has the potential to increase PV conversion efficiency thereby reducing the cost of the electricity generated.

The Company’s business currently operates in one segment based upon the Company’s organizational structure and the way in which the operations are managed and evaluated.

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

Indefinite Lived Intangibles and Goodwill Assets

The Company accounts for business combinations under the acquisition method of accounting in accordance with ASC 805, “Business Combinations,” where the total purchase price is allocated to the tangible and identified intangible assets acquired and liabilities assumed based on their estimated fair values. The purchase price is allocated using the information currently available, and may be adjusted, up to one year from acquisition date, after obtaining more information regarding, among other things, asset valuations, liabilities assumed and revisions to preliminary estimates. The purchase price in excess of the fair value of the tangible and identified intangible assets acquired less liabilities assumed is recognized as goodwill.

The Company tests for indefinite lived intangibles and goodwill impairment in the fourth quarter of each year and whenever events or circumstances indicate that the carrying amount of the asset exceeds its fair value and may not be recoverable. In accordance with its policies, the Company performed a qualitative assessment of indefinite lived intangibles and goodwill at December 31, 2015 and 2014, and determined there was no impairment of indefinite lived intangibles and goodwill.

Business Combinations

We allocate the fair value of purchase consideration to the tangible assets acquired, liabilities assumed and intangible assets acquired based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. Significant estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from acquired customer lists, acquired technology, and trade names from a market participant perspective, useful lives and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. During the measurement period, which is one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings.

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

Results of Operations for the Years Ended December 31, 2015 and 2014

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

REVENUE AND COST OF REVENUES

For the year ended December 31, 2015 the Company had revenue of $53.7million with $36.7million in cost of revenues.  The revenue includes 10 months of activity from MD Energy and 1 month of activity from Elite Solar which were acquired during the fiscal year ended December 31, 2015.   Approximately 60% of 2015 revenue was from sales to the commercial market, including the agricultural market, and approximately 40% was from sales to the residential market.

For the year ended December 31, 2014 the Company had revenue of $20.2 million with $14.6 million in cost of revenues.  The revenue represents 11 months of activity from Sunworks United which we acquired on January 31, 2014.  Approximately 60% of our 2014 revenue was from sales to the commercial market, including the agricultural market, and approximately 40% was from sales to the residential market.

SELLING AND MARKETING EXPENSES

Selling and marketing expenses for the year ended December 31, 2015 were $5.9 million compared to $1.6 million for the year ended December 31, 2014.  We have specially-designed marketing efforts and tracking systems in place that enable us to attract new customers at a low cost and higher conversion rate than what we believe to be the industry average.  We utilize several marketing tools and business strategies to differentiate ourselves from our competitors and attract new customers. The significant rise in expense year over year represents increased activity to grow our business which has contributed to increased sales and backlog.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the year ended December 31, 2015 were $8.6 million compared to $3.6 million for the year ended December 31, 2014.  The 2015 increase of $5.0 million primarily represents expenses associated with 1 additional month of Sunworks United, 10 months of MD Energy and 1 month of Elite Solar compared to 11 months of Sunworks United operations in 2014.  During 2015 we incurred approximately $1.3 million in expenses associated with our secondary stock offering and subsequent uplisting from the OTCQB to NASDAQ.  We had approximately $.1 million non-cash expense related to issuance of stock through restricted stock grants compared to $.4 million in 2014. We incurred approximately $.2 million each year in acquisition costs associated with MD Energy and Elite Solar in 2015 and Sunworks United in 2014.  With each acquisition, we look to transition the majority of back office functions to our corporate headquarters to reduce costs and make our operations consistent across our subsidiaries.  We believe that our strategy of consolidating such functions as purchasing, supplier relations, accounting, human resources and other basic functions help to realize cost reductions and strategic synergies.

RESEARCH AND DEVELOPMENT

Research and development (“R&D”) costs decreased by $60 to $53 for the year ended December 31, 2015 compared to $113 for the year ended December 31, 2014.  Our research costs have been for research and patent work for a 3-dimensional solar cell.  The novel 3D cell is still in the development stage.

OTHER EXPENSES

Total other expenses decreased for the year ended December 31, 2015 to $1.3 million compared to $25.2 million for the year ended December 31, 2014.  The decrease is due primarily to the $20.8 million non-cash expense in 2014 related to the change of fair value of the derivative liabilities. The Company previously sold convertible promissory notes to certain accredited investors in 2013 and 2014 with conversion prices that were not fixed but varied with market prices and other conditions. Effective December 2014, the Company entered into amendments to those convertible promissory notes to fix the conversion price which eliminated any further derivative gains/losses.

Interest expense also decreased for the year ended December 31, 2015 to $1.4 million compared to $4.2 million for the year ended December 31, 2014 due primarily to non-cash less beneficial conversion feature treated as interest for convertible promissory notes.

NET INCOME (LOSS)

Net income of $1.1 million for the year ended December 31, 2015, increased compared to a loss of $24.9 million for the year ended December 31, 2014. The improvement was primarily due to significant decreases in non-cash amortization of debt discount, lower non-cash interest expense associated with the beneficial conversion feature for debt financing and improved operating income.  During 2015 operating income of $2.4 million increased by $2.0 million compared to $0.3 million for 2014.

Liquidity and Capital Resources

We had $12.0 million in cash at December 31, 2015, as compared to $0.4 million at December 31, 2014.  We believe that the aggregate of our existing cash and cash equivalents, in addition to the funds available under our debt agreements and the funds raised in March 2015, will be sufficient to meet our operating cash requirements for at least the next 12 months.

During the year ended December 31, 2015, we generated $1.3 million of cash from operating activities compared to $0.4 million used in operating activities for the prior year ended December 31, 2014. The $1.7 million increase in cash generated from operating activities year over year was primarily the result of the difference in net income/(loss) net of  the change in derivative liability and amortization of debt discount.

We used $3.0 million in investing activities for the current year ended December 31, 2015, as compared to $0.7 million used for the prior year ended December 31, 2014.  The increase in cash used for investing in 2015 is primarily due to the amount of cash payments related to our acquisitions and the purchase of equipment compared to the prior year.

Cash provided by financing activities during the year ended December 31, 2015 was $13.4 million primarily from the issuance of common from our secondary offering in March 2015, and the convertible notes associated with the MD Energy acquisition as compared to $1.5 million for the prior year ended December 31, 2014, in the form of convertible notes associated with the Sunworks United acquisition.

On January 31, 2014, the Company entered into a securities purchase agreement providing for the sale of four 4% convertible promissory notes in the aggregate principal amount of $1,750 as part of the consideration to acquire 100% of the total outstanding stock of Sunworks United. The notes are convertible at any time after issuance into shares of our common stock. The conversion price is $0.52 per share until March 30, 2015, and thereafter the conversion price will be the greater of $0.52 or 50% of the average closing price of the common stock during the ten (10) consecutive trading days following the submission of the conversion notice. The notes are five (5) year notes and bear interest at the rate of 4% per annum.

In February and March 2014, $625 of the notes were converted into 1,201,923 shares of common stock, leaving a remaining balance of $1,125 and accrued interest of $12 as of December 31, 2014. The Company recorded amortization of the beneficial conversion feature as interest expense in the amount of $1,271, during the year ended December 31, 2014.

On March 3, 2015, the Company entered into an underwriting agreement with Cowen & Company, LLC, relating to the sale and issuance by the Company of 3,000,000 Units to the Underwriter in a firm commitment underwritten public offering. Each Unit consisted of one share of the Company's common stock and a warrant to purchase one share of the Company's common stock. The shares of common stock and Warrants were immediately separated and issued separately but were sold together as a Unit. The Warrants are exercisable during the period commencing from the date of issuance and ending on March 9, 2020 at an exercise price of $4.15 per share of common stock (subject to adjustment under certain circumstances).

On November 3, 2014, we entered into an asset purchase agreement with MD Energy and the members of MD Energy who held 100% of the outstanding membership interests to acquire the tangible and intangible assets of MD Energy, including cash and cash equivalents. The acquisition was completed on March 2, 2015. The purchase price was $3,500 comprised of $850 in cash and the issuance of a convertible promissory note in the principal amount of $2,650 with an interest rate of 4% that may be convertible at the seller’s option based on a share conversion price of $2.60 per share.

On August 6, 2015, we entered into an Agreement and Plan of Merger with Plan B Enterprises, Inc., a California corporation and d/b/a Universal Racking Solutions (“Plan B”), Kirk R. Short and Elite Solar Acquisition Sub., Inc., a wholly owned subsidiary of the Company (the “Surviving Corporation”) whereby Plan B merged with and into the Surviving Corporation.  The transactions contemplated by the Merger Agreement, as amended, closed on December 1, 2015.  We paid a consideration of $7 million, with $2.5 million paid in cash and 1,506,024 in shares of our Series B Preferred Stock valued at $4.5 million.

On December 31, 2015, we entered into a $2.5 million Credit Facility with JPMorgan Chase Bank, N.A.  Availability under the Credit Facility is a Line of Credit with a Letter of Credit Sublimit up to $2.5 million.  Upon execution the Company accessed $1.8 million that was repaid in full on January 5, 2016.  The Note matures on November 30, 2017, but may be cancelled at any time by the Company.  Loans are secured by a security interest in the Company's account held with the Lender.  Interest on any unpaid balance accrues at the Prime Rate; provided that, on any given day, shall not be less than the Adjusted One Month LIBOR rate. Until the maturity date, the Company shall pay monthly interest only. While we currently generate sufficient cash to meet our operating cash requirements, we have the ability to access cash under the credit facility should our management determine to do so.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

Item 8.  Financial Statements and Supplementary Data.

SUNWORKS, INC. (FORMERLY SOLAR3D, INC.)

 FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Sunworks, Inc. (formerly Solar3D, Inc.)
Roseville, California

We have audited the accompanying consolidated balance sheets of Sunworks, Inc.  (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, shareholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sunworks, Inc. as of December 31, 2015 and 2014, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Liggett & Webb, P.A.
Liggett & Webb, P.A.

March 11, 2016
New York, New York

SUNWORKS, INC. (FORMERLY SOLAR3D, INC.)
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2015 AND 2014
(in thousands, except share and per share data)

	December 31, 2015	December 31, 2014
Assets
Current Assets
Cash and cash equivalents	$12,040	$414
Restricted cash	37	-
Accounts receivable	7,023	2,023
Inventory	1,269	23
Costs in excess of billings	2,130	1,277
Other current assets	220	281

Total Current Assets	22,719	4,018

Property and Equipment, net	745	84

Other Assets
Other deposits	36	20
Goodwill	10,864	2,599
Other intangible assets	500	-

Total Other Assets	11,400	2,619

Total Assets	$34,864	$6,721

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable and accrued liabilities	$5,033	$1,971
Billings in excess of costs	1,990	892
Customer deposits	394	52
Loan payable, current portion	2,028	-
Derivative liability	-	68
Acquisition convertible promissory notes, net of beneficial conversion feature of $1,767 and $234, respectively	750	891
Convertible promissory notes, net of debt discount of $0 and $1, respectively	850	887

Total Current Liabilities	11,045	4,761

Long Term Liabilities
Loan payable	232	-
Warranty liability	45	-
Total Long Term Liabilities	277	-
Total Liabilities	11,322	4,761

Shareholders' Equity
Preferred stock, $.001 par value; 5,000,000 authorized shares; 1,506,024 and 0 shares issued and outstanding, respectively	2	-
Common stock, $.001 par value; 1,000,000,000 authorized shares; 18,320,535 and 14,016,252 shares issued and outstanding, respectively	18	14
Additional paid in capital	63,285	42,765
Accumulated Deficit	(39,763)	(40,819)

Total Shareholders' Equity	23,542	1,960

Total Liabilities and Shareholders' Equity	$34,864	$6,721

The accompanying notes are an integral part of these consolidated financial statements.

SUNWORKS, INC. (FORMERLY SOLAR3D, INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014
(in thousands, except share and per share data)

	2015	2014

Sales	$53,713	$20,190

Cost of Goods Sold	36,664	14,578

Gross Profit	17,049	5,612

Operating Expenses
Selling and marketing expenses	5,941	1,575
General and administrative expenses	8,633	3,602
Research and development cost	53	113
Depreciation and amortization	51	10

Total Operating Expenses	14,678	5,300

Income/Loss before Other Income/(Expenses)	2,371	312

Other Income/(Expenses)
Interest and other income	10	-
Other expense	(3)	(33)
Loss on settlement of debt	-	(187)
Gain (Loss) on change in fair value of derivative liability	69	(20,770)
Interest expense	(1,391)	(4,194)

Total Other Income/(Expenses)	(1,315)	(25,184)

Income (Loss) before Income Taxes	1,056	(24,872)

Income Tax Expense	-	-

Net Income (Loss)	$1,056	$(24,872)

EARNINGS (LOSS) PER SHARE:
Basic	$0.06	$(2.15)
Diluted	$0.05	$(2.15)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
Basic	16,966,921	11,589,412
Diluted	23,709,210	11,589,412

The accompanying notes are an integral part of these consolidated financial statements.

SUNWORKS, INC. (FORMERLY SOLAR3D, INC.)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014
(in thousands, except share and per share data)

	Series B				Additional
	Preferred stock		Common stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2013	-	$-	8,203,472	$8	$12,492	$(15,947)	$(3,447)
Issuance of common stock for conversion of promissory notes, plus accrued interest	-	-	5,192,399	5	12,768	-	12,773
Issuance of common stock for exercise of warrants	-	-	75,049	-	-	-	-
Issuance of common stock for cashless exercise of warrants	-	-	62,217	-	-	-	-
Issuance of common stock for services at fair value	-	-	384,615	1	179	-	180
Issuance of common stock for services	-	-	31,193	-	122	-	122
Issuance of common stock for commitment fee	-	-	67,308	-	26	-	26
Beneficial conversion feature on convertible promissory note	-	-	-	-	1,750	-	1,750
Fair value of exchanged convertible notes	-	-	-	-	15,183	-	15,183
Stock based compensation	-	-	-	-	245	-	245
Net loss for the twelve months ended December 31, 2014	-	-	-	-	-	(24,872)	(24,872)
Balance at December 31, 2014	-	$-	14,016,253	$14	$42,765	$(40,819)	$1,960
Issuance of common stock for cash	-	-	3,000,000	3	11,576	-	11,579
Issuance of common stock for conversion of promissory notes, plus accrued interest	-	-	1,175,517	1	1,299	-	1,300
Issuance of common stock for services at fair value	-	-	57,529	-	239	-	239
Issuance of common stock for commitment fee	-	-	11,583	-	3	-	3
Issuance of common stock for exercise of warrants	-	-	3,000	-	12	-	12
Issuance of common stock for cashless exercise of options	-	-	53,649	-	-	-	-
Contributed capital	-	-	-	-	39	-	39
Beneficial conversion feature on convertible promissory note	-	-	-	-	2,718	-	2,718
Rounding shares due to reverse split	-	-	3,004	-		-	-
Issuance of preferred stock for Plan B acquisition	1,506,024	2	-	-	4,498	-	4,500
Stock based compensation	-	-	-	-	136	-	136
Net income for the twelve months ended December 31, 2015	-	-	-	-	-	1,056	1,056
Balance at December 31, 2015	1,506,024	$2	18,320,535	$18	$63,285	$(39,763)	$23,542

The accompanying notes are an integral part of these consolidated financial statements.

SUNWORKS, INC. (FORMERLY SOLAR3D, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014
(in thousands, except share and per share data)

	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,056	$(24,872)
Adjustments to reconcile net loss to net cash (used) in operating activities
Depreciation and amortization	51	10
Stock based compensation	136	425
Common stock issued for services	239	76
(Gain) Loss on change in derivative liability	(69)	20,770
Amortization of debt discount	1,186	4,014
Loss on settlement of debt	-	187
Impairment of patents	-	23
Common stock issued for commitment fees	3	26
Changes in Assets and Liabilities
(Increase) Decrease in:
Accounts receivable	(1,228)	(1,457)
Inventory	(690)	(23)
Other current assets	76	(271)
Cost in excess of billings	(28)	(1,137)
Other receivable	-	39
Other asset	(37)	(13)
Accounts payable and accrued liabilities	368	990
Billings in excess of cost	(197)	666
Other liabilities	387	138

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	1,253	(409)

NET CASH FLOWS USED IN INVESTING ACTIVITIES:
Net cash paid for acquisitions,	(2,814)	(572)
Purchase of property and equipment	(224)	(80)
NET CASH USED IN INVESTING ACTIVITIES	(3,038)	(652)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans payable net of payments	1,780	-
Proceeds from convertible promissory notes	-	1,465
Proceeds from conversion of warrants	13	-
Capital contribution	39	-
Proceeds from issuance of common stock, net of cost	11,579	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	13,411	1,465

NET INCREASE IN CASH AND CASH EQUIVALENTS	11,626	404

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	414	10

CASH AND CASH EQUIVALENTS, END OF YEAR	$12,040	$414

SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS
Convertible promissory notes and Preferred Shares issued for acquisitions	$7,150	$1,750
Issuance of common stock upon conversion of debt at fair value	$1,300	$12,773
Issuance of common stock upon a cashless exercise of stock options	$-	$1
Issuance of common stock upon a cashless conversion of warrants	$-	$1
Fair value of exchanged convertible notes	$-	$15,184

 The accompanying notes are an integral part of these consolidated financial statements.

SUNWORKS, INC. (FORMERLY SOLAR3D, INC.)
Notes to Consolidated Financial Statements
December 31, 2015 and 2014

1.     ORGANIZATION AND LINE OF BUSINESS

Organization
Sunworks, Inc. (the "Company") was incorporated in the state of Delaware on January 30, 2002.  The Company, based in Santa Barbara, California, began operations on January 30, 2002. We were originally formed in January 2002 as MachineTalker, Inc. in order to pursue the development of new wireless process control technology. In September 2010, we shifted our engineering and research focus to developing a new means for generating solar-produced electrical power, which we plan to patent and perfect for use in the manufacture of highly efficient solar cells.  In July 2010, we changed our company name to Solar3D, Inc. and in March 2016, we changed our company name to Sunworks, Inc. in order to better reflect our new business plan.

Line of Business
Through the acquisitions of Sunworks United, Inc. (d/b/a Sunworks United), MD Energy, LLC, and Elite Solar Acquisition, Inc. the Company provides solar photovoltaic installation and consulting services to residential, commercial, and agricultural properties. The work is performed under fixed price bid contracts, cost-plus contracts and negotiated price contracts. The Company performed all of its work in California during 2014 and opened an office in Reno, Nevada in 2015.

We are also developing and marketing a new three-dimensional version of solar cell technology in order to maximize the conversion of sunlight into electricity.   We have applied for patent protection on what we believe to be a breakthrough design for the next generation in solar cell technology with increased efficiency and resulting in a lower cost per watt of electricity produced. To commercialize this technology, we plan to work with a manufacturing partner that has the capability to assist with the remaining steps (prototyping and volume runs to verify and prove improvement in conversion efficiency).

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of Sunworks, Inc. is presented to assist in understanding the Company’s financial statements. The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

Principles of Consolidation
The accompanying consolidated financial statements include the accounts of Sunworks, Inc., and its wholly owned operating subsidiaries, Sunworks United, Inc. (d/b/a Sunworks United), MD Energy, Inc., and Elite Solar Acquisition Sub, Inc. All material intercompany transactions have been eliminated upon consolidation of these entities.

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

The Asset, “Costs in excess of billings”, represents revenues recognized in excess of amounts billed on contracts in progress. The Liability, “Billings in excess of costs”, represents billings in excess of revenues recognized on contracts in progress. At December 31, 2015 and December 31, 2014, the costs in excess of billings balance were $2,130 and $1,277, and the billings in excess of costs balance were $1,990 and $892, respectively.

Contract receivables are recorded on contracts for amounts currently due based upon progress billings, as well as retention, which are collectible upon completion of the contracts.  Accounts payable to material suppliers and subcontractors are recorded for amounts currently due based upon work completed or materials received, as are retention due subcontractors, which are payable upon completion of the contract.  General and administrative expenses are charged to operations as incurred and are not allocated to contract costs. Retention receivable is the amount withheld by a customer until a contract is completed. Retention receivables of $218 and $0 were included in the balance of trade accounts receivable as of December 31, 2015 and December 31, 2014, respectively.

Contract Receivable
The Company performs ongoing credit evaluation of its customers. Management closely monitors outstanding receivables based on factors surrounding the credit risk of specific customers, historical trends, and other information, and records bad debts using the direct write-off method. Generally accepted accounting principles require the allowance method be used to reflect bad debts, however, the effect of the use of the direct write-off method is not materially different from the results that would have been obtained had the allowance method been followed.  Accounts receivable are presented net of an allowance for doubtful accounts of $0 at December 31, 2015, and 2014.

Cash and Cash Equivalent
The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Property and Equipment
Property and equipment are stated at cost. Depreciation for property and equipment commences when it's put into service and are depreciated using the straight line method over its estimated useful lives:

Machinery & equipment	5 Years
Furniture & fixtures	5-7 Years
Computer equipment	3-5 Years
Vehicles	5-7 Years
Leaseholder improvements	7-15 Years

Depreciation expenses as of December 31, 2015 and 2014 was $51 and $10, respectively.

Concentration Risk
Cash includes amounts deposited in financial institutions in excess of insurable Federal Deposit Insurance Corporation (FDIC) limits. At times throughout the year, the Company may maintain cash balances in certain bank accounts in excess of FDIC limits. As of December 31, 2015, the cash balance in excess of the FDIC limits was $10,879. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk in these accounts.

Inventory
Inventory is valued at the lower of cost or market and is determined by the first-in, first-out method.  Inventory primarily consists of panels and other materials.

Advertising and Marketing
The Company expenses advertising and marketing costs as incurred. Advertising and marketing costs include printed material, direct mail, radio, telemarketing, tradeshow costs, magazine and catalog advertisement. Advertising and marketing costs for the years ended December 31, 2015 and 2014 were $2,915 and $637, respectively.

Research and Development Costs
Research and development costs are expensed as incurred. These costs consist primarily of consulting fees, salaries and direct payroll related costs. The costs for the years ended December 31, 2015 and 2014 were $53 and $113, respectively.

Fair Value of Financial Instruments
Disclosures about fair value of financial instruments, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of December 31, 2015 and 2014, the amounts reported for cash, accrued interest and other expenses, and notes payable approximate the fair value because of their short maturities.

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

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at December 31, 2015 and 2014:

The following is a reconciliation of the derivative liability for which Level 3 inputs were used in determining the approximate fair value:

Beginning balance as of January 1, 2014	$2,822
Fair value of derivative liabilities issued	1,465
Conversion of notes payable	(24,989)
Loss on change in derivative liability	20,770
Ending balance as of December 31, 2014	$68
Fair value of derivative liabilities issued	-
Conversion of notes payable	(76)
Loss on change in derivative liability	8
Ending balance as of December 31, 2015	$-

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

For purpose of determining the fair market value of the derivative liability, the Company used Black Scholes option valuation model.  During the year ended December 31, 2015 and 2014, the significant assumptions used in the Black Scholes valuation of the derivative are as follows:

	2015	2014
Stock Price on valuation dates	$5.00	$1.66 - $2.60
Conversion price for the debt	$0.52	$0.34 - $1.30
Dividend yield	0.00%	0.00%
Years to maturity	-	6 months - 1 year
Risk free rate	0.05%	.03% - .13%
Expected volatility	142.25%	54.43% - 256.72%

Warranty Liability
The Company establishes warranty liability reserves to provide for estimated future expenses as a result of installation and product defects, product recalls and litigation incidental to the Company’s business.  Liability estimates are determined based on management’s judgment, considering such factors as historical experience, the likely current cost of corrective action, manufacturers’ and subcontractors’ participation in sharing the cost of corrective action, consultations with third party experts such as engineers, and discussions with the Company’s general counsel and outside counsel retained to handle specific product liability cases.  Solar panel manufacturers currently provide substantial warranties between ten to twenty-five years with full reimbursement to replace and install replacement panels while inverter manufacturers currently provide warranties covering ten to fifteen year replacement and installation.  Warranty costs and associated liabilities for the years ended December 31, 2015 and 2014 were $45 and $0, respectively.

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

The following schedule reconciles the denominators of the Company’s calculation for basic and diluted net income per share:

Twelve months ended
December 31, 2015
Shares used in basic per share computation	16,966,921
Effect of dilutive common stock options outstanding	599,677
Effect of dilutive conversion options	4,636,588
Effect of dilutive conversion of Series B Preferred Stock	1,506,024
Shares used in diluted per share computation	23,709,210

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

Indefinite Lived Intangibles and Goodwill Assets
The Company accounts for business combinations under the acquisition method of accounting in accordance with ASC 805, “Business Combinations,” where the total purchase price is allocated to the tangible and identified intangible assets acquired and liabilities assumed based on their estimated fair values. The purchase price is allocated using the information currently available, and may be adjusted, up to one year from acquisition date, after obtaining more information regarding, among other things, asset valuations, liabilities assumed and revisions to preliminary estimates. The purchase price in excess of the fair value of the tangible and identified intangible assets acquired less liabilities assumed is recognized as goodwill.

The Company tests for indefinite lived intangibles and goodwill impairment in the fourth quarter of each year and whenever events or circumstances indicate that the carrying amount of the asset exceeds its fair value and may not be recoverable. In accordance with its policies, the Company performed a qualitative assessment of indefinite lived intangibles and goodwill at December 31, 2015 and 2014, and determined there was no impairment of indefinite lived intangibles and goodwill.

Business Combinations
We allocate the fair value of purchase consideration to the tangible assets acquired, liabilities assumed and intangible assets acquired based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. Significant estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from acquired customer lists, acquired technology, and trade names from a market participant perspective, useful lives and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. During the measurement period, which is one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings.

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

Recently Issued Accounting Pronouncements
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

Management reviewed currently issued pronouncements during the twelve months ended December 31, 2015, and does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed financial statements.

3.     BUSINESS ACQUISITION

 Solar United Network, Inc. (Sunworks United)

On January 31, 2014, the Company acquired 100% of the issued and outstanding stock of Solar United Network, Inc. (Sunworks United) for cash in the amount of $1,062 and by issuance of convertible promissory notes in the principal amount of $1,750. The acquisition was accounted for under ASC 805.  Sunworks United provides solar photovoltaic installation and consulting services to residential, commercial and agricultural properties. The acquisition is designed to enhance our services for solar technology. Sunworks United became a wholly-owned subsidiary of the Company.

Under the purchase method of accounting, the transactions were valued for accounting purposes at $2,812, which was the fair value of Sunworks United at time of acquisition. The assets and liabilities of Sunworks United were recorded at their respective fair values as of the date of acquisition. Since the Company determined there were no other separately identifiable intangible assets, any difference between the cost of the acquired entity and the fair value of the assets acquired and liabilities assumed is recorded as goodwill. The acquisition date estimated fair value of the consideration transferred consisted of the following:

Closing cash payment	$1,062
Convertible promissory notes	1,750
Total purchase price	$2,812

Tangible assets acquired	$1,253
Liabilities assumed	(1,040)
Net tangible assets	213
Goodwill	2,599
Total purchase price	$2,812

Key factors that make up the goodwill created by the transaction include knowledge and experience of the acquired workforce and infrastructure.

MD Energy, LLC (MD Energy)

On March 2, 2015, the Company acquired 100% of the tangible and intangible assets of MD Energy, LLC (MD Energy), for cash in the amount of $850, a convertible promissory note in the principal amount of $2,650, and payment of working capital surplus in the amount of $437. The acquisition was accounted for under ASC 805.  MD Energy designs, arranges financing, monitors and maintains solar systems, but outsources the physical construction of the systems. The acquisition is designed to enhance our services for solar technology. MD Energy is now a wholly-owned subsidiary of the Company.

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

Closing cash payment	$850
Working capital surplus	437
Convertible promissory notes	2,650
Total purchase price	$3,937

Tangible assets acquired	$1,442
Liabilities assumed	(799)
Net tangible assets	643
Goodwill	3,294
Total purchase price	$3,937

Plan B Enterprises, Inc.  (Plan B)

On August 6, 2015, the Company entered into an Agreement and Plan of Merger (the “Merger”) with Plan B Enterprises, Inc., a California corporation and d/b/a Elite Solar, Universal Racking Solutions (collectively, “Plan B”), Kirk R. Short (the “Plan B Shareholder”) and Elite Solar Acquisition Sub, Inc., a wholly owned subsidiary of the Company (“Acquisition Sub”) whereby Plan B was merged with and into Acquisition Sub, with Acquisition Sub surviving as the Surviving Corporation. Plan B is engaged in the business of designing and installing photovoltaic systems for residential, commercial, agricultural and municipal customers.

On December 1, 2015, the Company acquired 100% of the issued and outstanding stock of Plan B for cash in the amount of $2,500 and by issuance of 1,506,024 shares of convertible preferred stock in the principal amount of $4,500. The acquisition was accounted for under ASC 805.  Plan B provides solar photovoltaic installation and consulting services to residential, commercial and agricultural properties. The acquisition is designed to enhance our services for solar technology. Plan B was merged into Acquisition Sub that is now a wholly-owned subsidiary of the Company.

Under the purchase method of accounting, the transactions were valued for accounting purposes at $7,000, which was the fair value of Plan B at time of acquisition. The assets and liabilities of Plan B were recorded at their respective fair values as of the date of acquisition. Since the Company determined there were no other separately identifiable intangible assets, any difference between the cost of the acquired entity and the fair value of the assets acquired and liabilities assumed is recorded as goodwill. The acquisition date estimated fair value of the consideration transferred consisted of the following:

Closing cash payment	$2,500
Preferred share value / Series B	4,500
Total purchase price	7,000

Tangible assets acquired	5203
Liabilities assumed	(3,674)
Net tangible assets	1,529
Goodwill	4,971
Other intangible assets	500
Total purchase price	$7,000

The above estimated fair value of the intangible assets of MDE and Plan B is based on a preliminary purchase price allocation prepared by management. As a result, during the preliminary purchase price allocation period, which may be up to one year from the business combination date, we may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill.  After the preliminary purchase price allocation period, we record adjustments to assets acquired or liabilities assumed subsequent to the purchase price allocation period in our operating results in the period in which the adjustments were determined.

Pro forma results
The following tables set forth the unaudited pro forma results of the Company as if the acquisition of Sunworks United, MDE and Plan B had taken place on the first day of the periods presented. These combined results are not necessarily indicative of the results that may have been achieved had the companies been combined as of the first day of the periods presented.

	Year ended, December 31, 2015	Year ended, December 31, 2014
Total revenues	$66,981	$36,017
Net Income (loss)	1,858	(23,472)
Basic and diluted net income (loss) per common share	$0.10	$(2.02)

4.     PROPERTY AND EQUIPMENT, NET

Property and equipment is summarized as follows at December 31, 2015 and 2014:

	2015	2014
Leasehold improvements	$48	$20
Vehicles	221	26
Office equipment & furniture	552	41
Computers and software	65	80
	886	167
Less accumulated depreciation	(141)	(83)
	$745	$84

Depreciation expense for the years ended December 31, 2015 and 2014 was $51 and $10, respectively.

5.     ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at December 31, 2015 and 2014 are as follows:

	2015	2014
Trade payables	$4,273	$1,500
Accrued payroll and commissions	295	295
Accrued expenses	465	176
Total	$5,033	$1,971

6.   LOANS PAYABLE
Plan B, a subsidiary of the Company, established a line of credit prior to the acquisition on March 10, 2014, with Tri Counties Bank to borrow up to $200 maturing on March 10, 2015. The maturity date was subsequently extended to March 10, 2016. The minimum monthly payment is dependent upon the outstanding balance due. This was a variable rate revolving line of credit with a minimum interest rate of 4.75%. The outstanding balance at December 31, 2015 is $137. Subsequent to year-end the outstanding balance was paid in full before the maturity date.

Plan B, a subsidiary of the Company, entered into a business loan agreement prior to the acquisition with Tri Counties Bank dated March 14, 2014, in the original amount of $130, bearing interest at 4.95%.  The loan agreement called for monthly payments of $2 and was scheduled to mature on March 14, 2019.   Proceeds from the loan were used to purchase a pile driver and related equipment and is secured by the equipment. The outstanding balance at December 31, 2015, is $88.

Plan B, a subsidiary of the Company, entered into a Business loan agreement prior to the acquisition with Tri Counties Bank dated April 9, 2014, in the original amount of $250, bearing interest at 4.95%.  The loan agreement calls for monthly payments of $5 and is scheduled to mature on April 9, 2019.    Proceeds from the loan were used to purchase racking inventory and related equipment.  The loan is secured by the inventory and equipment. The outstanding balance at December 31, 2015, is $173.

MDE, a subsidiary of the Company, entered into notes payable in October 2014, secured by transportation equipment, requiring combined monthly payments of $1, including principal and interest at various rates of interest per annum.  Principal and any accrued interest are payable until September 2019. The outstanding balance at December 31, 2015, is $61.

On December 31, 2015, the Company entered into a $2.5 million Credit Facility with JPMorgan Chase Bank, N.A.  Availability under the Credit Facility is a Line of Credit with a Letter of Credit Sublimit up to $2.5 million.  Upon execution the Company accessed $1.8 million that was repaid in full on January 5, 2016.  The Note matures on November 30, 2017, but may be cancelled at any time by the Company.  Loans are secured by a security interest in the Company’s account held with the Lender.  Interest on any unpaid balance accrues at the Prime Rate; provided that, on any given day, shall not be less than the Adjusted One Month LIBOR rate. Until the maturity date, the Company shall pay monthly interest only. The Credit Facility provides for the payment of certain fees, including fees applicable to each standby letter of credit and standard transaction fees with respect to any transactions occurring on account of any letter of credit. Subject to customary carve-outs, the Credit Agreement contains customary negative covenants and restrictions for agreements of this type on actions by the Company including, without limitation, restrictions on indebtedness, liens, investments, loans, consolidation, mergers, dissolution, asset dispositions outside the ordinary course of business, change in business and restriction on use of proceeds. In addition, the Credit Agreement requires compliance by the Company of covenants including, but not limited to, furnishing the lender with certain financial reports.  The Credit Agreement contains customary events of default, including, without limitation, non-payment of principal or interest, violation of covenants, inaccuracy of representations in any material respect and cross defaults with certain other indebtedness and agreements.

As of December 31, 2015 and December 31, 2014, loans payable are summarized as follows:
	2015	2014
Business line dated March 10, 2014	$137	$-
Business loan agreement dated March 14, 2014	88	-
Business loan agreement dated April 9, 2014	174	-
Equipment notes payable	61
Line of credit	1,800	-

Subtotal	2,260	-
Less: Current position	(2,028)	-

Long-term position	$232	$-
7.     ACQUISITION CONVERTIBLE PROMISSORY NOTE

On January 31, 2014, the Company entered into a securities purchase agreement providing for the sale of four 4% convertible promissory notes in the aggregate principal amount of $1,750 as part of the consideration paid to acquire 100% of the issued and outstanding stock of Sunworks United. The notes are convertible at any time after issuance into shares of fully paid and non-assessable shares of common stock. The conversion price is $0.52 per share until March 30, 2015, which has been amended to extend to March 31, 2016, and thereafter the conversion price will be the greater of $0.52 or 50% of the average closing price of the common stock during the ten (10) consecutive trading days following the submission of the conversion notice. The Notes are five (5) year notes and bear interest at the rate of 4% per annum.  As amended on June 30, 2015, the Company will make quarterly payments of principal and interest payable over a three-year period commencing March 31, 2016. In February and March 2014, $625 of the notes was converted into 1,201,923 shares of common stock, leaving a remaining balance of $1,125 as of December 31, 2014. During the twelve months ended December 31, 2015, the Company issued 721,154 shares of common stock upon conversion of principal in the amount of $375. The principal balance remaining as of December 31, 2015 is $750. The Company recorded amortization of the beneficial conversion feature as interest expense in the amount of $234 during the twelve months ended December 31, 2015.  Subsequent to year-end in March 2016, the notes were fully converted to 1,442,308 shares of common stock.

On February 28, 2015, the Company entered into a securities purchase agreement providing for the sale of a 4% convertible promissory note in the aggregate principal amount of $2,650 as part of the consideration paid to acquire 100% of the total outstanding stock of MD Energy. The note is convertible into shares of common stock on or after each of the following dates: November 30, 2015, November 30, 2016 and November 30, 2017. The conversion price shall be $2.60 per share. A beneficial conversion feature of $2,650 was calculated and capped at the value of the note based on effective conversion price of $3.20.  In November 2015, the Company issued 339,743 shares of common stock upon conversion of the principal amount of $883.  Commencing on March 31, 2015, and on the last day of each quarter thereafter during the first two (2) years of the note, the Company will make quarterly interest only payments to the shareholder for interest accrued on the Note during the quarter. Commencing with the quarter ending on June 30, 2017, the Company will make quarterly payments of interest accrued on the Note during the prior quarter plus $221, with the final payment of all outstanding principal and accrued but unpaid interest on the Note due and payable on February 28, 2020 (the maturity date). The Company recorded amortization of the beneficial conversion feature as interest expense in the amount of $952 during the twelve months ended December 31, 2015. The debt discount will be amortized over the life of the Convertible Note, or until such time that the Convertible Notes are converted, in full or in part, into shares of common stock of the Company with any unamortized debt discount continuing to be amortized in the event of any partial conversion thereof and any unamortized debt discount being expensed at such time of full conversion thereof.

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

8.     CONVERTIBLE PROMISSORY NOTES

Convertible promissory note at December 31, 2015 and 2014 are as follows:

	2015	2014
Convertible promissory notes payable	$850	$888
Less, debt discount	-	(1)
Convertible promissory notes payable, net	$850	$887

On March 1, 2013, the Company entered into a securities purchase agreement providing for the sale of a 5% convertible promissory note in the aggregate principal amount of $8, for consideration of $8. The note is convertible into shares of common stock of the Company at a price equal to a variable conversion price equal to the lesser of $0.52 per share or the lowest closing price after the effective date. The note matured on March 31, 2015. As of December 31, 2015, the Company had issued 16,987 shares of common stock for principal in the amount of $8, plus accrued interest of $1.

On January 29, 2014, the Company entered into a securities purchase agreement providing for the sale of a 10% convertible promissory note in the principal amount of up to $100. Upon execution of the note, the Company received an initial advance of $90. On December 4, 2014, the Company issued 192,543 shares of common stock upon conversion of $60 in principal, plus interest of $5. As of December 31, 2014, the remaining balance is $30. The note was convertible into shares of common stock of the Company at a price equal to a variable conversion price equal to the lesser of $0.338 per share, or fifty percent (50%) of the lowest trading price after the effective date. The Company issued 97,633 shares of common stock upon conversion of principal in the amount of $30, plus accrued interest of $3 during the twelve months ended December 31, 2015

On January 31, 2014, the Company entered into a securities purchase agreement providing for the sale of a 10% convertible promissory note in the principal amount of up to $500, for consideration of $500. The proceeds were restricted and were used for the purchase of Solar United Network, Inc. During the year ended December 31, 2014, the Company issued 1,567,606 shares of common stock upon conversion of $500 in principal, plus $30 in accrued interest. The Company recorded amortization of debt discount, which was recognized as interest expense in the amount of $500 during the year ended December 31, 2014.

On January 31, 2014, the Company entered into a securities purchase agreement providing for the sale of a 10% convertible promissory note in the principal amount of up to $750, for consideration of $750. The proceeds were restricted and were used for the purchase of Solar United Network, Inc. The note was convertible into shares of common stock of the Company at a price equal to a variable conversion price equal to the lesser of $1.30 per share, or fifty percent (50%) of the lowest trading price after the effective date. As of September 30, 2014, the note was exchanged for a new note with a fix price of $0.338, and convertible into shares of common stock.  Per ASC 815, the derivative liability on the note was extinguished and the new note was re-valued per ASC 470 as a beneficial conversion feature, which was expensed in the statement of operations during the prior year. The note matured on October 28, 2014, with an extension of three months. The note matured on January 31, 2015, and was extended to June 30, 2016, and in March 2016 was subsequently extended to June 30, 2019 with zero interest. The Company recorded interest expense in the amount of $75 and $69, during the twelve months ended December 31, 2015 and 2014, respectively.

On February 11, 2014, the Company entered into a securities purchase agreement providing for the sale of a 10% convertible promissory note in the principal amount of up to $100. Upon execution of the note, the Company received an initial advance of $20. In February and March, the Company received additional advances in an aggregate amount of $80 for an aggregate total of $100. The note was convertible into shares of common stock of the Company at a price equal to a variable conversion price equal to the lesser of $1.30 per share, or fifty percent (50%) of the lowest trading price after the effective date. As of September 30, 2014, the note was exchanged for a new note with a fixed price of $0.338, and convertible into shares of common stock. Per ASC 815, the derivative liability on the note was extinguished and the new note was re-valued per ASC 470 as a beneficial conversion feature. The note matured on various dates from the effective date of each advance with respect to each advance. At the sole discretion of the lender, the lender was able to modify the maturity date to be twelve (12) months from the effective date of each advance. The note matured on various dates in 2014, and was extended to June 30, 2016, and in March 2016 was subsequently extended to June 30, 2019 with zero interest. The Company recorded interest expense in the amount of $10 and $8, during the twelve months ended December 31, 2015 and 2014, respectively.

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

9.     CAPITAL STOCK

Reverse Stock Split

On February 25, 2015, the Company effected a 26:1 reverse stock split on its issued and outstanding shares of common stock. All share and per share dollar amounts have been retrospectively revised to reflect the twenty six-for-one (26:1) reverse stock split.

Preferred Stock
On November 25, 2015, the Company established a new series of the authorized preferred stock designated as Series B Preferred Stock, $0.001 par value per share, and which will consist of 1,700,000 shares.  The Certificate of Designation was filed with the Secretary of State of the State of Delaware.  Pursuant to the Certificate of Designation and subject to the rights of any other series of preferred stock to be established by the Board of Director, holders of Series B Preferred Stock (the “Holders”) will have liquidation preference over the holders of the Company’s Common Stock in any distribution upon winding up, dissolution, or liquidation. Holders will also be entitled to receive dividends, if, when and as declared by the Board of Director, which dividends shall be payable in preference and priority to any payment of any dividend to holders of Common Stock. Holders will be entitled to convert each share of Series B Preferred Stock into one (1) share of Common Stock, and will also entitled to vote together with the holders Common Stock on all matters submitted to shareholders at a rate of one (1) vote for each share of Series B Preferred Stock. In addition, so long as at least 100,000 shares of Series B Preferred Stock are outstanding, the Company may not, without the consent of the Holders of at least a majority of the shares of Series B Preferred Stock then outstanding: (i) amend, alter or repeal any provision of the Certificate of Incorporation or bylaws of the Company or the Certificate of Designation so as to adversely affect any of the rights, preferences, privileges, limitations or restrictions provided for the benefit of the Holders or (ii) issue or sell, or obligate itself to issue or sell, any additional shares of Series B Preferred Stock, or any securities that are convertible into or exchangeable for shares of Series B Preferred Stock.  1,506,024 shares of Series B Preferred stock, at a fair value of $4,500, were issued in December 2015 in connection with the acquisition of Plan B.  See Note 3.

Twelve months ended December 31, 2015

During the year ended December 31, 2015, the Company issued 3,000,000 shares of common stock at $4.15 per share in an underwritten offering.  The net proceeds to the Company were $11,579.

During the year ended December 31, 2015, the Company issued 1,175,517 shares of common stock conversion of principal for convertible promissory notes in the amount of $1,300.

During the year ended December 31, 2015, the Company issued 57,529 shares of restricted common stock valued at $239 for services.

During the year ended December 31, 2015, the Company issued 11,583 shares of common stock valued at $3 in conversion of restricted common stock for commitment fees.

During the year ended December 31, 2015, the Company issued 3,000 shares of common stock valued at $12 in exercise of common stock warrants.

During the year ended December 31, 2015, the Company issued 53,649 shares of common stock for the cashless exercise of options.

During the year ended December 31, 2015, the Company received $39 in contributed capital which was the disgorged profits related to Company stock transactions by an officer within a 180 day period.

During the year ended December 31, 2015, the Company issued 3,004 shares of common stock for rounding associated with the 26:1 reverse split.

Twelve months ended December 31, 2014

During the year ended December 31, 2014, the Company issued 5,192,399 shares of common stock at prices per share ranging from $0.338 to $2.60 for conversion of principal for convertible promissory notes in the amount of $1,921, plus accrued interest payable of $95, and recognized a loss on change in derivative of $10,757.

During the year ended December 31, 2014, the Company issued 62,217 shares of common stock at fair value for a cashless exercise of 76,923 common stock purchase warrants.

During the year ended December 31, 2014, the Company issued 75,049 shares of common stock for the cashless exercise of 81,197 stock options.

During the year ended December 31, 2014, the Company issued 384,615 shares of common stock valued at $180 in conversion of restricted common stock for services.

During the year ended December 31, 2014, the Company issued 28,846 shares of common stock valued at $112 for settlement of accrued expenses for services in the amount of $47.

During the year ended December 31, 2014, the Company issued 2,347 shares of common stock for services in the amount of $10.

During the year ended December 31, 2014, the Company issued 67,308 shares of common stock with a fair value of $26 for a price adjustment for the shares issued to investors.

10.     STOCK OPTIONS, RESTRICTED STOCK AND WARRANTS

Options
As of December 31, 2015, the Company has 899,574 non-qualified stock options outstanding to purchase 899,574 shares of common stock, per the terms set forth in the option agreements. The stock options vest at various times, and are exercisable for a period of seven years from the date of grant at exercise prices ranging from $0.26 to $4.42 per share, the market value of the Company’s common stock on the date of each grant. The Company determined the fair market value of these options by using the Black Scholes option valuation model.

A summary of the Company’s stock option activity and related information follows:

	December 31, 2015		December 31, 2014
		Weighted		Weighted
	Number	average	Number	average
	of	exercise	of	exercise
	Options	price	Options	price
Outstanding, beginning January 1, 2015	957,266	$2.20	961,539	$1.04
Granted	-	-	76,924	4.42
Exercised	(53,649)	0.26	(81,197)	0.69
Expired	(4,043)	0.26	-	-
Outstanding, end of December 31, 2015	899,574	1.30	957,266	2.20
Exercisable at the end of December 31, 2015	822,650	1.13	808,761	1.09
Weighted average fair value of options granted during period		-		4.42

The following summarizes the options to purchase shares of the Company’s common stock which were outstanding at December 31, 2015:

			Weighted
			Average
			Remaining
Exercisable	Stock Options	Stock Options	Contractual
Prices	Outstanding	Exercisable	Life (years)
$1.300	576,923	576,923	1.59
$0.260	192,308	192,308	3.01
$0.468	53,419	29,914	4.73
$4.420	76,923	23,505	5.96
	899,574	822,650

Aggregate intrinsic value of options outstanding and exercisable at December 31, 2015 and 2014 was $2,042 and $3,437, respectively.  Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the fiscal period, which was $3.70 and $4.60 as of December 31, 2015 and 2014, respectively, and the exercise price multiplied by the number of options outstanding.

Restricted Stock CEO
During the year ended December 31, 2013, the Company entered into a restricted stock grant agreement (“or RSGA”) with its Chief Executive Officer, James B. Nelson, intended to provide and incentivize Mr. Nelson to improve the economic performance of the Company and to increase its value and stock price. All shares issuable under the RSGA are performance-based shares. The RSGA provides for the issuance of up to 769,230 shares of the Company’s common stock to Mr. Nelson provided certain milestones are met in certain stages. As of September 30, 2014, two of the stages were met, when the Company’s market capitalization exceeded $10,000, and the consolidated gross revenue, calculated in accordance with GAAP, equaled or exceeded $10,000 for the trailing twelve-month period. The Company issued 384,615 shares of common stock to Mr. Nelson, which was exercised through a cashless exercise at fair value of $786 during the year ended December 31, 2014. If the Company’s consolidated net profit, calculated in accordance to GAAP, equals or exceeds $2,000 for a trailing twelve month period, the Company will issue an additional 384,615 shares of the Company’s common stock to Mr. Nelson. We have not recognized any cost associated with the second milestone due to not being able to estimate the probability of it being achieved. As the performance goals are achieved, the shares shall become eligible for vesting and issuance.

Restricted Shares to Shareholders
During the year ended December 31, 2014, the Company entered into a RSGA with the Shareholders of Sunworks United (Sunworks United Shareholders), intended to provide incentive to the recipients to ensure economic performance of the Company. All shares issuable under the RSGA are performance based shares and none have yet vested nor have been issued. The RSGA’s provide for the issuance of up to 276,923 shares of the Company’s common stock in the aggregate to the Sunworks United Shareholders provided certain milestones are met in certain stages as follows: a) If the Company’s aggregate net income from operations, for any trailing four (4) quarters equals or exceeds $2,000, the Company will issue 92,308 shares of common stock in the aggregate; b) If the Company’s aggregate net income from operations, for any trailing four (4) quarters exceeds $3,000, the Company will issued 92,308 shares of common stock in the aggregate; c) If the Company’s aggregate net income from operations, for any trailing four (4) quarters exceeds $4,000, the Company will issue 92,307 in the aggregate. Based on the probability that the first milestone will be achieved during the year 2015 the Company recognized $100 in stock compensation expense. We have not recognized any cost associated with the last two milestones as we are not yet able to estimate the probability of such milestones being achieved. As the performance goals are achieved, the shares shall become eligible for vesting and issuance.

Restricted Shares to Employees
During the year ended December 31, 2014, the Company entered into a RSGA with the employees of Sunworks United, intended to provide incentive to the recipients to ensure certain economic performance of the Company. All shares issuable under the RSGA are performance based shares and none have yet vested nor have been issued. The RSGA provides for the issuance of up to 38,462 shares of the Company’s common stock provided certain milestones are met in certain stages as follows: a) If the Company’s aggregate net income from operations, for any trailing four (4) quarters equals or exceeds $2,000, the Company will issue 12,821 shares of common stock; b) If the Company’s aggregate net income from operations, for any trailing four (4) quarters exceeds $3,000, the Company will issued 12,821 shares of common stock; c) If the Company’s aggregate net income from operations, for any trailing four (4) quarters exceeds $4,000, the Company will issue 12,820. Based on the probability that the Company will reach the $2,000 in aggregate income for the four (4) trailing quarters, the Company recognized $33 in stock compensation expense. We have not recognized any cost associated with the last two milestones as we are not yet able to estimate the probability of such milestones being achieved. As the performance goals are achieved, the shares shall become eligible for vesting and issuance.

Restricted Shares to CFO
On February 1, 2015, the Company entered into a RSGA with the Chief Financial Officer (“CFO) of Sunworks United, intended to provide incentive to the CFO to ensure certain economic performance of the Company. All shares issuable under the RSGA are performance-based shares and none have yet vested nor have been issued. The RSGA provides for the issuance of up to 115,385 shares of the Company’s common stock provided certain milestones are met in certain stages as follows: a) If the Company’s aggregate net income from operations, for any trailing four (4) quarters equals or exceeds $2,000, the Company will issue 38,462 shares of common stock; b) If the Company’s aggregate net income from operations, for any trailing four (4) quarters exceeds $3,000, the Company will issued 38,462 shares of common stock; c) If the Company’s aggregate net income from operations, for any trailing four (4) quarters exceeds $4,000, the Company will issue 38,461. We have not recognized any cost associated as we are not yet able to estimate the probability of such milestones being achieved. As the performance goals are achieved, the shares shall become eligible for vesting and issuance.

The total stock-based compensation expense recognized in the statement of operations during the twelve months ended December 31, 2015 and 2014 was $136 and $107, respectively.

Warrants

During the twelve months ended December 31, 2015, we issued 3,000,000 common stock purchase warrants.  The warrants were issued as part of the units sold by the Company in a public offering in March 2015.  The warrants are exercisable at a price of $4.15 per share. As of December 31, 2015, the Company had 2,997,000 common stock purchase warrants outstanding.

A summary of the Company’s warrant activity and related information follows:

	December 31, 2015		December 31, 2014
		Weighted		Weighted
	Number	average	Number	average
	of	exercise	of	exercise
	Warrants	price	Warrants	price
Outstanding, beginning of period	0		115,385	$0.91
Granted	3,000,000	4.15	-	-
Exercised	3,000	4.15	(76,923)	0.39
Expired			(38,462)	1.95
Outstanding, end of period	2,997,000	$4.15	-	$-
Exercisable at the end of period	2,997,000	$4.15	-	$-
Weighted average fair value of options granted during the period		$4.15		$0.00

11.   INCOME TAXES

The Company files income tax returns in the U.S. federal jurisdiction and the state of California. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2012.

Deferred income taxes have been provided by temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. To the extent allowed by GAAP, we provide valuation allowances against the deferred tax assets for amounts when the realization is uncertain. Included in the balances at December 31, 2015 and 2014, are no tax positions for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductibility.  Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

The Company's policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the periods ended December 31, 2015 and 2014, the Company did not recognize interest and penalties.

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the year ended December 31, 2015 and 2014 due to the following:

	2015	2014
Net income (loss)	$415	$(9,973)
Depreciation and amortization	301	(112)
Stock Compensation Expense	53	168
(Gain) Loss on Derivative	(27)	8,225
Amortization of Debt Discount	466	1,590
Gain/Loss on Settlement of Debt	-	74
Research and development costs	-	4
Acquisition change in tax method	-	(63)
Other	-	5
Valuation Allowance	(1,208)	82

Income tax expense	$-	$-

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

At December 31, 2015, the Company had net operating loss carry-forwards of approximately $3.4 million that may be offset against future taxable income through 2033. No tax benefit has been reported in the December 2015 financial statements, since the potential tax benefit is offset by a valuation allowance of the same amount.

Net deferred tax liabilities consist of the following components as of December 31, 2015 and 2014:

	2015	2014
Deferred tax assets:
NOL carryover	$1,347	$2,754
R&D carryover	167	167
Other	30	21

Deferred tax liabilities:
Amortization	(196)	-
Depreciation	(180)	(112)
	1,168	2,830
Less valuation allowance	(1,168)	(2,830)

Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry-forwards for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry-forwards may be limited as to use in future years.

12.   COMMITMENTS AND CONTINGENCIES

Sunworks United leases 19,140 square feet of mixed used space consisting of office and warehouse facilities in Roseville, California, at a monthly lease rate of $10. The lease expires in September 2019.

Sunworks United leases 2,340 square feet of mixed used space consisting of office and warehouse facilities in Reno, Nevada at monthly lease rate of $2. The lease expired in January 2016 and new mixed use space of 7,000 square feet was leased at a monthly lease rate of $4 and the lease expires in January 2019.

Sunworks United leases 2,846 square feet of retail space consisting in Rocklin, California, at a monthly lease rate of $9. The lease expires in May 2021.

Sunworks United leases 5,304 square feet of office space in Rocklin, California, at a monthly lease rate of $6. The lease expires in April 2019.

MD Energy leases approximately 6,400 square feet of mixed used space consisting of office and warehouse facilities in Rancho Cucamonga, California, at a monthly lease rate of $4. The lease expires in April 2016.

Elite Solar leases 15,600 square feet of mixed used space consisting of office and warehouse facilities from an entity controlled by the former sole shareholder of Plan B Enterprises, Inc. and current Series B Preferred Shareholder of the Company in Durham, California, at a monthly lease rate of $8. The lease expires in December 2019.

Sunworks United leases various vehicles to perform installations and other purposes on 36-month terms with lease payments less than $1 monthly.

At December 31, 2015, commitments for minimum property rental and vehicle payments were as follows:

For the twelve months ended:
2016	$458,527
2017	503,104
2018	532,454
2019	351,635
2020 and thereafter	367,350
Total	$2,213,070

 13.   MAJOR CUSTOMER/SUPPLIERS

For the years ended December 31, 2015 and 2014 we had no customers that represented more than 10% of sales.

For the years ended December 31, 2015 and 2014 the following suppliers represented more than 10% of direct material costs:

	2015	2014
Wesco Distribution	6.9%	14.2%
SunPower	22.9%	10.1%
Canadian Solar	10.7%	0%

14.   RELATED PARTY TRANSACTIONS
In October 2015, the Company entered into a consulting agreement with John Van Slooten, a Board member.  The consulting services include, but are not be limited to, consulting on and assisting with sourcing, assessing, modeling, due diligence and documentation with respect to potential acquisition candidates for the Company.  The agreement is subject to the provisions for termination with the term of the Agreement commencing on October 1, 2015, and shall continue until September 30, 2018.  The Company agreed to pay Mr. Van Slooten, $33 upon signing and $9 per month plus out-of-pocket expenses. The Company may, in its discretion and at its option terminate this Agreement at any time.
15.   SUBSEQUENT EVENTS

On March 1, 2016, Solar3D, Inc. changed its name to Sunworks, Inc. with simultaneous NASDAQ stock symbol change from SLTD to SUNW.

During March 2016, all of the convertible note holders from the Sunworks United acquisition converted their remaining $750 aggregate convertible notes into 1,442,309 shares of Common Stock.

On March 1, 2016, one of the Company’s outstanding convertible notes in the principal amount of $100 plus accrued interest of $20 and a maturity date of June 30, 2016, was amended to provide that the note will become interest free and the maturity date extended to June 30, 2019.

On March 1, 2016, one of the Company’s outstanding convertible notes in the principal amount of $750 plus accrued interest of $155 and a maturity date of June 30, 2016, was amended to provide that the note will become interest free and the maturity date extended to June 30, 2019.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)).  Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the required time periods specified in the Commission’s rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Our management, including our principal executive officer and principal financial officer, do not expect that our disclosure controls and procedures or our internal controls will prevent all error or fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs.  Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. During the quarter ended December 31, 2015, we carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation and due to the lack of segregation of duties and failure to implement accounting controls of acquired businesses, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended.  Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework (2013).  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Management has identified control deficiencies regarding the lack of segregation of duties and the need for a stronger internal control environment. Management of the Company believes that these material weaknesses are primarily due to the continued integration of the 2015 acquisitions of Plan B Enterprises, Inc. and MD Energy LLC. The small size of the Company’s accounting staff may prevent adequate controls in the future, such as segregation of duties, due to the cost/benefit of such remediation.  We do expect to retain additional personnel to remediate these control deficiencies in the future.

Because of the above material weakness, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2015, based on the criteria established in “Internal Control-Integrated Framework” issued by the COSO.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

No Attestation Report by Independent Registered Accountant

The effectiveness of our internal control over financial reporting as of December 31, 2015 has not been audited by our independent registered public accounting firm by virtue of our exemption from such requirement as a smaller reporting company.

Item 9B.  Other Information.

Not applicable.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance.

The following persons are our executive officers and directors, and hold the offices set forth opposite their names.

Name	Age	Position
James B. Nelson	63	Chief Executive Officer, President and Director
Tracy M. Welch	60	Chief Financial Officer
Abe Emard	38	Chief Operating Officer and Director
Mark J. Richardson	62	Director
Frank L. Hunt	65	Director
John D. Van Slooten	55	Director
Brigham Tomco	36	Director
Shane Mace	50	Director

The following is a brief account of the business experience during the past five years of each of our directors and executive officers:

James B. Nelson has been a director and Chief Executive Officer of Sunworks since October 2010. Mr. Nelson also served as Interim Chief Financial Officer from August 2012 until February 2014.  Mr. Nelson is also a director of Sunworks United, a position he has held since February 1, 2014.  Mr. Nelson began his executive career 30 years ago at Bain and Company, a business strategy consulting firm, where he managed a team of consultants on four continents solving CEO-level programs for global companies.  Prior to joining Sunworks, he spent 20 years working in the private equity industry as both a capital partner and operating CEO to portfolio companies.  Mr. Nelson was a general partner at Peterson Partners (2007-2009) and at Millennial Capital Partners (1991-2010--previously known as Invest West Capital).  In addition to his responsibilities in acquisition and divestiture, Mr. Nelson worked as an executive of a number of portfolio companies. He served as chief executive officer of Euro-Tek Store Fixture, LLC, chairman of the board of American Retail Interiors, chairman of the board and chief executive officer of Panelview Inc. and chairman of the board of Critical Power Exchange, as well as sitting on numerous boards both in and out of the private equity funds' portfolios.  Prior to his years in private equity, Mr. Nelson served as Vice President of Marketing at Banana Republic/The Gap, where he managed company-wide marketing, as well as the initial international expansion of Banana Republic.  He was also general manager for Banana Republic's catalog division.  He also served as Vice President of Marketing and Corporate Development at Saga Corporation, a multi-billion dollar food service company.  Mr. Nelson received his MBA from Brigham Young University, where he graduated summa cum laude and was named the Outstanding Master of Business Administration Graduate.

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

Abe Emard is a co-founder and served as the CEO of Sunworks United Inc., a division of Sunworks, from the company's inception in February 2011 until February 2016, when he was named Chief Operating Officer of Sunworks.  He is actively engaged in the design, installation and management of solar energy solutions for commercial, agricultural and residential customers. From 2000 until co-founding Sunworks United, he worked for Emard Electric, Inc. as its Project Manager, Vice President and Business Development Officer. Mr. Emard is pursuing a construction management degree from the University of California at Davis extension program and holds the Company’s electrical C-10 License. He is a certified installer for Canadian Solar, Sharp, AE Solaron, SunPower and PV Powered.

The Company’s Board of directors believes that Mr. Emard is qualified to serve as a Director because of his background with more than fifteen years’ electrical and solar construction management experience.

Mark J. Richardson has served as a director of the Company since July 2014 and previously served as a director of Solar3D from October 2008 through February 2014.  Mr. Richardson has been a securities lawyer since he graduated from the University of Michigan Law School in 1978.  He practiced as an associate and partner in large law firms until 1993, when he established his own practice under the name Richardson & Associates.  He has been the principal securities counsel on a variety of equity and debt placements for corporations, partnerships, and real estate companies.  His practice includes public and private offerings, venture capital placements, debt restructuring, compliance with federal and state securities laws, representation of publicly traded companies, Nasdaq filings, corporate law, partnerships, joint ventures, mergers, asset acquisitions, and stock purchase agreements.  As a partner in a major international law firm in the 1980’s, Mr. Richardson participated in the leveraged buyout and recapitalization of a well-known producer of animated programming for children, financed by Prudential Insurance and Bear Stearns, Inc.  He was also instrumental in restructuring the public debentures of a real estate company without resorting to a bankruptcy proceeding.  From 1986 to 1993 Mr. Richardson was a contributing author to State Limited Partnerships Laws – California Practice Guide, Prentice Hall Law and Business.  Prior to receiving his Juris Doctor degree cum laude from the University of Michigan Law School in 1978, Mr. Richardson received a Bachelor of Science degree summa cum laude in Resource Economics from the University of Michigan School of Natural Resources in 1975, where he earned the Bankstrom Prize for academic excellence and achieved Phi Beta Kappa honors.  Mr. Richardson is an active member of the Los Angeles County and California State Bar Associations, including the Section on Corporations, Business and Finance and the Section on Real Estate.

The Board of Directors believes that Mr. Richardson is qualified to serve as a Director because of his background as a securities attorney with over twenty years’ experience representing small and mid-sized companies.

John Van Slooten has served as a director of the Company since December 2014.  Mr. Van Slooten is the Managing Partner of Intrepid Equity Partners since 2013. From 2007 until 2013 he served as the Managing Partner of Atlanta-based VVS Capital.  Previously, Mr. Van Slooten served as a Managing Director at SunTrust Robinson Humphrey Capital Markets. He has over 25 years’ experience in private equity and the capital markets. He has executed private equity investments in a variety of industries.  He has worked for Standard Chartered Bank and First Interstate Bank Ltd. He holds a Bachelor of Science in Accounting and an MBA from Brigham Young University.

Mr. Van Slooten’s twenty-five years of experience in management, public finance and private equity bring to the Board a broad knowledge of public company management, and investment community relationships among institutional investors, analysts and investment bankers.

Frank Hunt has served as a director of the Company since December 2014. Mr. Hunt is the owner of Hunt Business Consulting, a company that provides consultation to companies regarding current requirements under GAAP, where Mr. Hunt provides consulting service since 2010.  Mr. Hunt has over 30 years of experience as a CPA and served as a member (partner) of HJ & Associates, LLC, a public accounting firm, from 1995 to 2010.  Mr. Hunt has previously served on the board and advisory committee for both public and private companies.  Currently, Mr. Hunt is serving on the advisory board for Independent Stock Market and American Gunity companies. Mr. Hunt served as the Audit Committee Chairman for Cereplast, Inc., a public company, from September 2010 until March 2014. Mr. Hunt received a Bachelor of Science degree from Brigham Young University.

Mr. Hunt’s thirty years of experience in public accounting bring to the Board a broad knowledge of public finance, audit processes, and compliance expertise.

Brigham Tomco has served as a director of the Company since April 2015. Since 2010, Mr. Tomco has served as the Chairman and Founder of Zylun Global, a private equity backed investment holding company, and is the Founder of its operating entities Zylun Staffing, Zylun Insights, and Emmersion Learning. Zylun Staffing is an offshore technical outsourcing firm with offices in Utah and the Philippines. Zylun Insights is a market and opinion research firm with offices in Utah and Idaho. Emmersion Learning is a language education company focused on live one-on-one teaching.  In addition, Mr. Tomco sits on multiple boards including the Presidents Advancement Council at BYU-Idaho, Foundation Investment Committee at Utah Valley University, Q-Sciences, and Oxzen Media. From 2011 until 2012, he was an Adjunct Professor at Brigham Young University-Marriott School teaching Financing New Ventures. Prior to Zylun, Brigham worked at Ocean Road Advisors and Meyer Ventures, an $800+ million portfolio investing in public and private equities, hedge funds, real estate, venture capital, high-yield debt, and fixed income. He earned his JD/MBA and Accounting degrees at Brigham Young University and an AA in Management from Ricks College.

Mr. Tomco’s six years of experience as an entrepreneur, CEO and educational background brings to the Board a broad knowledge of public finance, audit processes, and compliance expertise.

Shane Mace has served as a director of the Company since October 2015. Since 2004, Mr. Mace has been a member owner of Buffalo Hump, LLC, based in Meridian, Idaho, which is engaged in real estate development and property management. In 2013, Mr. Mace became a member owner of Long Rod Equipment, LLC, also based in Meridian, Idaho, which is engaged in aircraft and construction equipment leasing. Immediately prior to his current positions, from 2002-2012, Mr. Mace was the Founder, President, and Chief Executive Officer of Track Utilities, LLC (“Track”) in Meridian, Idaho. Track provides mission-critical electric and telecommunications infrastructure services in the Northwest and Intermountain West through its skilled labor force. Mr. Mace holds a BS degree in finance from the College of Idaho and is well versed in financial statements and analysis with more than twenty-six (26) years of experience performing accounting and financial tasks.

Mr. Mace qualifies to serve on the Company’s Board of Directors because of his extensive experience as a member/owner of other businesses and his accounting and financial background.

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

Compliance with Section 16(a) of Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. These persons are required by regulation to furnish us with copies of all Section 16(a) reports that they file. Based on our review of the copies of these reports received by us, or written representations from the reporting persons that no other reports were required, we believe that, during fiscal 2015, all filing requirements applicable to our current officers, directors and greater than 10% beneficial owners were complied with.

Code of Conduct and Ethics

We have adopted a code of conduct that applies to all of our directors, officers and employees.  The text of the code of conduct has been posted on our internet website and can be viewed at www.Sunworks.com.  Any waiver of the provisions of the code of conduct for executive officers and directors may be made only by the audit committee and, in the case of a waiver for members of the audit committee, by the board of directors. Any such waivers will be promptly disclosed to our shareholders.

Committees of the Board of Directors

Audit Committee.  The Board has a standing Audit Committee, consisting of Messrs. Frank Hunt (Chairman), Brigham Tomco and Shane Mace. The Audit Committee acts under a written charter, which more specifically sets forth its responsibilities and duties, as well as requirements for the Audit Committee’s composition and meetings. The audit committee charter is available on the Company’s website (www.sunworksusa.com). The Audit Committee held 4 meetings during the fiscal year ended December 31, 2015.

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

Corporate Governance/Nominating Committee. The Board has a standing Corporate Governance/Nominating Committee. The Nominating and Governance Committee consists of Messrs. John Van Slooten, Frank L. Hunt, and Mark J. Richardson (Chairman). The Nominating and Governance Committee acts under a written charter, which more specifically sets forth its responsibilities and duties, as well as requirements for its composition and meetings. The corporate governance/nominating committee charter is available on the Company’s website (ir.sunworksusa.com/corporate-governance).  The Corporate Governance/Nominating Committee held 3 meetings during the fiscal year ended December 31, 2015.

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

The Corporate Governance/Nominating Committee does not have a formal policy that requires it to consider any director candidates that might be recommended by stockholders, but adheres to the Company’s By-Laws provisions and Securities and Exchange Commission rules relating to proposals by shareholders. The Corporate Governance/Nominating Committee of the Board of Directors is responsible for identifying and selecting qualified candidates for election to the Board of Directors prior to each annual meeting of the Company’s stockholders. In identifying and evaluating nominees for director, the Corporate Governance/Nominating Committee considers each candidate’s qualities, experience, background and skills, as well as other factors, such as the individual’s ethics, integrity and values which the candidate may bring to the Board of Directors.

The Board has determined that all of the members of the Corporate Governance/Nominating Committee are “independent” under the current listing standards of NASDAQ.

Compensation Committee.   The Board has a standing Compensation Committee. The Compensation Committee of the Board is composed entirely of directors who are not our current or former employees, each of whom meets the applicable definition of “independent” as defined by the rules of the Nasdaq Stock Market. None of the members of the Compensation Committee during fiscal 2014 (i) had any relationships requiring disclosure by the Company under the SEC’s rules requiring disclosure of related party transactions or (ii) was an executive officer of a company of which an executive officer of the Company is a director. The current members of the Compensation Committee are Messrs. John Van Slooten (Chairman) and Mark J. Richardson. The Compensation Committee has no interlocks with other companies. The compensation committee charter is available on the Company’s website (ir.sunworksusa.com/corporate-governance). The Compensation Committee held 2 meetings during the fiscal year ended December 31, 2015.

The purpose of the Compensation Committee is to discharge the Board’s responsibilities relating to compensation of the Company’s directors and executive officers. The Committee has overall responsibility for evaluating the Company’s compensation and benefit plans, policies and programs and insuring overall alignment to the corporate compensation philosophy. The Compensation Committee also is responsible for preparing any report on executive compensation required by the rules and regulations of the SEC.

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

Item 11.  Executive Compensation.

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

The Elements of Sunworks’ Compensation Program

Base Salary

Executive officer base salaries are based on job responsibilities and individual contribution.  The board reviews the base salaries of our executive officers, including our Named Executive Officers, considering factors such as corporate progress toward achieving objectives (without reference to any specific performance-related targets) and individual performance experience and expertise.  None of our Named Executive Officers have employment agreements with us.  Additional factors reviewed by the board of directors in determining appropriate base salary levels and raises include subjective factors related to corporate and individual performance.  For the year ended December 31, 2015, the board of directors approved all executive officer base salary decisions.

Our board of directors determines base salaries for the Named Executive Officers at the beginning of each fiscal year, and the board proposes new base salary amounts, if appropriate, based on its evaluation of individual performance and expected future contributions.  We do not have a 401(k) Plan, but we plan to adopt one during 2016, and base salary would be the only element of compensation that would be used in determining the amount of contributions permitted under the 401(k) Plan.

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

Equity Incentive Awards

Our board has not yet adopted an equity incentive plan. We have however granted stock options to certain of our Executive Officers and Directors.  In the future we plan to adopt a formal equity incentive plan pursuant to which we plan to grant stock options and make restricted stock awards to our employees, including members of management, which would not be assignable during the executive’s life, except for certain gifts to family members or trusts that benefit family members.  These equity incentive awards, we believe, would motivate our employees to work to improve our business and stock price performance, thereby further linking the interests of our senior management and our stockholders.  Our compensation committee will consider several factors in determining whether awards are granted to an executive officer, including those previously described, as well as the executive’s position, his or her performance and responsibilities, and the amount of options or other awards, if any, currently held by the officer and their vesting schedule.  Our policy will prohibit backdating options or granting them retroactively.

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

Separation and Change in Control Arrangements

At the date of each acquisition of our subsidiaries, we established three-year employment agreements with the owners and have entered into employment agreements with the three of the former owners of Sunworks United, Abe Emard, Emil Beitpolous and Mikhail Podnebesnyy; the former owner of MD Energy, Danny Mitchell and the former owner of Elite, Kirk Short.  None of these employees are eligible for specific benefits or payments if their employment or engagement terminates in a separation or if there is a change of control.

Executive Officer Compensation

The following table sets forth the total compensation paid in all forms to the executive officers of the Company and includes two of the most highly compensated officers other than our principal executive officer, our principal operating officer and our principal financial officer during the periods indicated:

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards(1)(3)	Option Awards(2)	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total

James B. Nelson, Chief Executive Officer	2015 2014	$294 276	$250 0	$180	$0 0	0 0	0 0	0 0	$544 456
and President

Abe Emard, Chief Operating Officer	2015 2014	$129 105	$136 42	0 0	0 0	0 0	0 0	0	$265 147

Tracy Welch, Chief Financial Officer	2015	$174	$30 0	0 0	0 0	0 0	0 0	0	$204

Emil Beitpolous, President of Residential	2015 2014	$125 105	$77 41	0	0	0 0	0 0		$202 145

Mikhail Podnebesnyy, Director of Engineering	2015 2014	$125 105	$77 35	0	0	0	0 0	0 0	$202 140

(1)
The amount reflected in this column is the compensation cost recognized by the Company during fiscal years 2014 and 2015 under Statement of Financial Accounting Standard No. 123R (Share-Based Payment) for grants made in 2015 and 2014.  The fair value of each restricted stock grant is estimated on the date of grant using the closing price of our common stock on the date of the grant as reported on the OTCQB.

(2)
The amount reflected in this column is the compensation cost recognized by the Company during fiscal years 2014 and 2015 under Statement of Financial Accounting Standard No. 123R (Share-Based Payment) for grants made in 2015 and 2014.  The fair value of each grant is estimated on the date of grant using the Black-Scholes option-pricing model.

(3)
On September 23, 2013, Mr. Nelson was granted 769,231 restricted shares of our common stock.  These shares vest according to a schedule of performance goals, which is described below under “Restricted Stock.”  As of December 31, 2015, half of the restricted stock in this award had vested and issued, based on the achievement of two performance milestones: the achievement of $10,000 in revenues in a 12-month period of time and the achievement of $10,000 in market value.  The vesting of the second half of the shares is based on the achievement of $2,000 in GAAP Net Profit in a 12-month period.

Employment Agreements

We have not entered into any employment agreements with our executive officers to date, except for employment agreements at will with the executive officers of our subsidiaries as follows:

We entered into employment agreements with three executive officers of Sunworks United, the Company’s wholly owned subsidiary.  Each of these employment agreements provides for a base annual salary of $100 with the potential for periodic bonuses and equity incentive awards at the discretion of the Company’s board of directors.  In October 2014, our Board of Directors approved increases in the annual base salaries to $120 and in January 2016 the base salaries of two of the officers was increased to $140 and to $175 for Abe Emard who assumed the role of our Chief operating Officer.

We entered into an employment agreement at will with the chief executive officer of MD Energy, Inc., a wholly owned subsidiary acquired on March 2, 2015. The employment agreement provides for a base annual salary of $150 with the potential for periodic bonuses and equity incentive awards at the discretion of the Company’s board of directors.

We entered into an employment agreement at will with the chief executive officer of Elite Solar Acquisition Sub., Inc., another wholly owned subsidiary acquired on December 1, 2015. The employment agreement provides for a base annual salary of $140 with the potential for periodic bonuses and equity incentive awards at the discretion of the Company’s board of directors.

Outstanding Equity Awards

The following table sets forth information with respect to unexercised stock options, stock that has not vested, and equity incentive plan awards held by our executive officers at December 31, 2015.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards					Stock Awards
Name and Principal Position	Number of Securities Underlying Unexercised Options Exercisable		Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date	Number of Shares of Stock that Have not Vested		Market Value of Shares of Stock that Have not Vested

James B. Nelson, Chief Executive Officer and President	$576,923 192,308	(1) (2)	$0 0	$1.30 0.26	7/22/17 11/1/19	$384,616	(3)	$1,423,079	(4)
_________________________

(1)
On July 22, 2010, Mr. Nelson was granted nonqualified stock options to purchase 576,923 shares of our common stock at an exercise price of $1.30 per share exercisable until July 22, 2017 in consideration for his services to us.  These stock options vest 1/36th per month, commencing on August 21, 2010, on a monthly basis for as long as Mr. Nelson is an employee or consultant of Sunworks.

(2)
On November 1, 2012, Mr. Nelson was granted nonqualified stock options to purchase 192,308 shares of our common at an exercise price of $0.26 per share exercisable on a cash or cashless basis until November 1, 2019 for his services to us.  These stock options vest according to the following schedule: 53,419 on the date of grant, 5,342 on the first day of each month thereafter commencing on December 1, 2012 until December 1, 2014, and then 5,342 on January 1, 2015; provided Mr. Nelson is an employee or consultant of Sunworks.  As of January 1, 2015, all of Mr. Nelson’s options are fully vested.

(3)
On September 23, 2013, Mr. Nelson was granted 769,231 restricted shares of our common stock.  These shares vest according to a schedule of performance goals, which is described below under “Restricted Stock.”  As of December 31, 2014, half of the restricted stock in this award had vested and issued, based on the achievement of two performance milestones: the achievement of $10,000 in revenues in a 12-month period of time and the achievement of $10,000 in market value.  The vesting of the second half of the shares is based on the achievement of $2,000 in GAAP Net Profit in a 12-month period.

(4)	Based on the last sale price of the Company’s common stock as quoted on the NASDAQ Market at the closing on December 31, 2015, which was $3.70 per share.

Restricted Stock

During fiscal year ended December 31, 2015, we did not grant any restricted stock awards to our employees.

Option Exercises and Stock Vested

During the fiscal year ended December 31, 2015, Chang Won Son, our former Technology Director, exercised 53,649 stock options and during the fiscal year ended December 31, 2014, Mark Richardson, a director, exercised 23,504 stock options.

Director Compensation

The following table sets forth certain information regarding the compensation paid to our directors during the fiscal year ended December 31, 2015:

Director Compensation

Name	Fees earned or cash paid	Stock Awards	Option Awards	All other compensation	Total

Mark J. Richardson	$5				5
Frank Hunt	5		38,462		5
John Van Slooten	5		38,462	61	66
Brigham Tomco	5				5
Shane Mace	2				2

Commencing in December 2014, our non-employee Board members are paid $1,500 for attendance in-person or telephonically at each board meeting. Directors may also be reimbursed their expenses for travelling, hotel and other expenses reasonably incurred in connection with attending board or committee meetings or otherwise in connection with the Company’s business.

In October 2015, the Company entered into a consulting agreement with John Van Slooten, a Board member.  The consulting services include, but are not be limited to, consulting on and assisting with sourcing, assessing, modeling, due diligence and documentation with respect to potential acquisition candidates for the Company.  The agreement is subject to the provisions for termination with the term of the Agreement commencing on October 1, 2015, and shall continue until September 30, 2018.  The Company agreed to pay Mr. Van Slooten, $33 upon signing and $9 per month plus out-of-pocket expenses. The Company may, in its discretion and at its option terminate this Agreement at any time.

There are currently no other cash compensation arrangements in place for members of the Board of Directors acting as such.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table is based upon 19,762,844 shares of common stock outstanding as of March 8, 2016, and sets forth, based on the public filings of such individuals and entities and our knowledge of securities issued by us to them, certain information concerning the ownership of voting securities of: (i) each current member of the Board, (ii) our Chief Executive Officer and other executive officers named in the Summary Compensation Table, (iii) all of our current directors and executive officers as a group and (iv) each beneficial owner of more than 5% of the outstanding shares of any class of our voting securities.

	Common Stock		Preferred Stock		All Stock
	Number of		Number of
	Shares	Percentage	Shares	Percentage	Number of	Percentage
Name of Beneficial Owner (1)	Owned (2)	Owned (2)(3)	Owned (2)(4)	Owned (2)(3)(4)	Votes (2)(4)	Owned (2)(3)(4)

James Nelson	167,324	.8%	-	-%	167,324	.8%
Tracy Welch (5)	6,000	*		*	6,000	*
Mark Richardson	32,626	.2%	-	*	32,626	.2%
Emil Beitpolous	817,308	4.1%	-	*	817,308	4.1%
Abe Emard	710,344	3.6%	-	*	710,344	3.6%
Frank Hunt	4,273	*	-	*	4,273	*
Daniel Mitchell	339,744	1.7%			339,744	1.7%
Mikhail Podnebesnyy	645,463	3.3%			645,463	3.3%
John Van Slooten	33,762	.2%	-	*	33,762	.2%
All officers and directors as a group (9 persons)	2,756,844	13.9%	-	-%	2,756,844	13.9%

Kirk Short			1,506,024	100.0%

(1)           The address for our officers and directors is c/o of the Company, 1010 Winding Creek Road, Suite 100, Roseville, California 95678.

(2)           Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of March 8, 2016 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

(3)           Percentage based on 19,762,844 shares of Common Stock issued and outstanding at March 8, 2016.

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

Item 13.  Certain Relationships and Related Transactions and Director Independence.

The following is a description of transactions since January 1, 2014, to which we have been a party in which the amount involved exceeded or will exceed $120 and in which any of our directors, executive officers, beneficial holders of 5% or more of our capital stock, or entities affiliated with them, had or will have a direct or indirect material interest:

In October 2015, the Company entered into a consulting agreement with John Van Slooten, a Board member.  The consulting services include, but are not be limited to, consulting on and assisting with sourcing, assessing, modeling, due diligence and documentation with respect to potential acquisition candidates for the Company.  The agreement is subject to the provisions for termination with the term of the Agreement commencing on October 1, 2015, and shall continue until September 30, 2018.  The Company agreed to pay Mr. Van Slooten, $33 upon signing and $9 per month plus out-of-pocket expenses. The Company may, in its discretion and at its option, terminate this Agreement at any time.

On January 31, 2014, the Company closed the acquisition of 100% of the issued and outstanding common stock of Sunworks United from Abe Emard, the Company’s COO and three other shareholders, in consideration for cash and convertible promissory notes.  Three of the sellers of the common stock of SUNworks also received employment agreements with us. The terms and conditions of the acquisition and employment, and copies of the related material agreements, are included in reports on Form 8-K filed by us with the Securities and Exchange Commission on November 1, 2013 and February 3, 2014.

Director Independence

Our Board of Directors presently consists of seven members. Our Board of Directors has determined that each of Messrs Hunt, Van Slooten, Richardson, Tomco and Mace are “independent," as defined by SEC rules adopted pursuant to the requirements of the Sarbanes-Oxley Act of 2002 and as determined in accordance with Rule 4200(a)(15) of the Marketplace Rules of the Nasdaq Stock Market, Inc.

Item 14.  Principal Accountant Fees and Services.

Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the Company's annual financial statements and review of financial statements included in the Company's Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ending December 31, 2015 and 2014 were: $108 and $110, respectively. The fees were billed by Liggett & Webb, P.A., our independent auditors for the years ended December 31, 2015 and 2014 audits were $108 and $70, respectively.  HJ Associates & Consultants, LLP billed $40 for the year ended December 31, 2014, who served as the Company’s independent auditors until January 15, 2015.

Audit-Related Fees

The aggregate fees billed in either of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant's financial statements and are not reported under item (1) for the fiscal years ending December 31, 2015 and 2014 were $65, and $0, respectively.  Audit related fees primarily include fees due to the acquisition audits for Plan B Enterprises, Inc. and MD Energy, LLC.

Tax Fees

The aggregate fees were billed for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning for the fiscal years ending December 31, 2015 was $8 and $0 for 2014.

All Other Fees

Other fees billed for professional services provided by the principal accountant, other than the services reported above, for the fiscal years ending December 31, 2015 and 2014 were $0 and $0.

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

(3) Exhibits.

The following exhibits are filed with this report, or incorporated by reference as noted:

2.1
Agreement and Plan of Merger dated August 6, 2015 with Plan B Enterprises, Inc. d/b/a Universal Racking Solutions, Kirk R. Short and Elite Solar Acquisition Sub., Inc. (Incorporated by reference to the current report on Form 8-K filed with the Securities and Exchange Commission on August 12, 2015).

2.2
Amendment No.1 dated October 30, 2015 to Agreement and Plan of Merger dated August 6, 2015(Incorporated by reference to the current report on Form 8-K filed with the Securities and Exchange Commission on November 2, 2015).

2.3
Amendment No.2 dated November 30, 2105 to Agreement and Plan of Merger dated August 6, 2015(Incorporated by reference to the current report on Form 8-K filed with the Securities and Exchange Commission on December 2, 2015).

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

3.5
Amendment to Certificate of Incorporation filed with the Secretary of State on February 24, 2015 (Incorporated by reference to the current report on Form 8-K filed with the Securities and Exchange Commission on  February 26, 2015)

3.6
Amendment to Certificate of Incorporation filed with the Secretary of State on April 16, 2015 (Incorporated by reference to the current report on Form 8-K filed with the Securities and Exchange Commission on  April 21, 2015)

3.7
Amendment to Certificate of Incorporation filed with the Secretary of State on February 12, 2016 (Incorporated by reference to the current report on Form 8-K filed with the Securities and Exchange Commission on  March 1, 2016)

3.8
Certificate of Designation of Series A Preferred Stock filed with the Secretary of State on January 9, 2015 (Incorporated by reference to the current report on Form 8-K filed with the Securities and Exchange Commission on  January 13, 2015)

3.9
Certificate of Designation of Series B Preferred Stock filed with the Secretary of State on January 9, 2015 (Incorporated by reference to the current report on Form 8-K filed with the Securities and Exchange Commission on  December 2, 2015)

3.10	Bylaws (Incorporated by reference to the Form SB-2 Registration Statement filed with the Securities and Exchange Commission dated August 1, 2005).
4.1
Form of Warrant Agreement between Sunworks United, Inc., Computershare Inc., and Computershare Trust Company, N.A. (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on March 5, 2015).

4.2	Form of Non-Qualified Stock Option Agreement (Incorporated by reference to the Form SB-2 Registration Statement filed with the Securities and Exchange Commission dated August 1, 2005)
10.1
Nonstatutory Stock Option Agreement with James B. Nelson, dated July 22, 2010 (Incorporated by reference from the Report on Form 8-K filed by the Company with the Securities and Exchange Commission, dated August 5, 2010)

10.2
Assignment of Intangible Assets and Assumption of Liabilities by and between Sunworks United, Inc., a Delaware corporation and Wideband Detection Technologies, Inc., a Florida corporation, dated as of June 28, 2011 (Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission, dated June 30, 2011)

10.3
Patent Assignment by and between Sunworks United, Inc., a Delaware corporation, as assignor and Wideband Detection Technologies, Inc., a Florida corporation, as assignee (Incorporated by reference to the Form 8K filed with the Securities and Exchange Commission, dated June 30, 2011)

10.4
Stock Purchase Agreement by and between Sunworks United, Inc., a Delaware corporation, as seller, and Roland F. Bryan, as buyer, dated as of June 30, 2011 (Incorporated by reference to the Form 8K filed with the Securities and Exchange Commission, dated June 30, 2011)

10.5
Restricted Stock Grant Agreement, dated September 23, 2013, by and between Sunworks United, Inc., a Delaware corporation, as Grantor, and James B. Nelson, as Grantee (Incorporated by reference to the Form 8K filed with the Securities and Exchange Commission, dated September 26, 2013)

10.6
Stock Purchase Agreement by and among Solar United Network, Inc., Emil Beitpolous, Abe Emard, Richard Emard, Mikhail Podnebesnyy, and Sunworks United, Inc., dated October 31, 2013 (Incorporated by reference to the Form 8K filed with the Securities and Exchange Commission, dated November 6, 2013)

10.7
Addendum to Stock Purchase Agreement by and among Solar United Network, Inc., Emil Beitpolous, Abe Emard, Richard Emard, Mikhail Podnebesnyy, and Sunworks United, Inc., dated January 31, 2014 (Incorporated by reference to the Form 8K filed with the Securities and Exchange Commission, dated January 31, 2014)

10.8
Amendment to Restricted Stock Grant Agreement, dated May 1, 2014 by and between Sunworks United, Inc. and James B. Nelson (Incorporated by reference to the current report on Form 8-K filed with the Securities and Exchange Commission, dated May 2, 2014)

10.9
Second Amendment to Restricted Stock Grant Agreement, dated August 26, 2014 by and between Sunworks United, Inc. and James B. Nelson (Incorporated by reference to the current report on Form 8-K filed with the Securities and Exchange Commission, dated August 29, 2014)

10.10
Form of Restricted Stock Grant Agreement in connection with grants to Abe Emard, Emil Beitpolous and Mikhail Podnebesnyy (Incorporated by reference to the current report on Form 8-K filed with the Securities and Exchange Commission, dated October 3, 2014)

10.11
Asset Purchase Agreement dated November 3, 2014 between MD Energy, LLC, Daniel Mitchell, Andrea Mitchell and Solar 3D, Inc. (Incorporated by reference to the quarterly report on Form 10-Q filed on November 10, 2014)

10.12
Amended and Restated Asset Purchase Agreement dated February 28, 2015 between MD Energy, LLC, Daniel Mitchell, Andrea Mitchell and Sunworks United, Inc. (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on March 3, 2015)

10.13	Employment Agreement dated February 28, 2015 between MD Energy, Inc. and Daniel Mitchell
10.14	Convertible Promissory Note issued February 28, 2105 (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on March 3, 2015)
10.14
Restricted Stock Grant Agreement, dated February 6, 2015, by and between Sunworks United, Inc., a Delaware corporation, as Grantor, and Tracy Welch, as Grantee (Incorporated by reference to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 31, 2015).

*10.16	Credit Agreement between Sunworks United, Inc. and JP Morgan Chase Bank, N.A. dated December 31, 2015
16.1	Letter from HJ Associates & Consultants (Incorporated by reference to the current report on Form 8-K filed on January 21, 2015)
*21.1	Subsidiaries
*31.1	Certification of Principal Executive Officer
*31.2	Certification of Principal Financial Officer
*32.1	Section 1350 Certificate of President and Chief Financial Officer

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
____________

*	Filed herewith.

(b) Exhibits.

See (a)(3) above.

(c) Financial Statement Schedules.

See (a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNWORKS, INC.

By: /s/  James Nelson
Chief Executive Officer & President

Date: March 14, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James Nelson	Chief Executive Officer, President and Chairman of the Board	March 14, 2016
James Nelson	(Principal Executive Officer)

/s/ Tracy Welch	Chief Financial Officer	March 14, 2016
Tracy Welch	(Principal Financial and Accounting Officer)

/s/ Abe Emard	Chief Operating Officer. and Director	March 14, 2016
Abe Emard

/s/ Mark J. Richardson	Director	March 14, 2016
Mark J. Richardson

/s/ Frank Hunt	Director	March 14, 2016
Frank Hunt

/s/ John D. Van Slooten	Director	March 14, 2016
John D. Van Slooten
/s/ Brigham Tomco	Director	March 14, 2016
Brigham Tomco
/s/ Shane Mace	Director	March 14, 2016
Shane Mace