Form 10-Q
period 2016-03-31
Sunworks, Inc.
filed 2016-05-11
CIK 1172631

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016.

Or

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ______________

Commission File Number 000-49805

 SUNWORKS, INC.

(Name of registrant in its charter)

Delaware	01-0592299
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1010 Winding Creek Road, Suite 100

Roseville, CA 95678

(Address of principal executive offices)

Issuer’s telephone Number: (916) 409-6900

(Former Address if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]     No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [X]     No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer (Do not check if a smaller reporting company)	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ]     No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

The number of shares of registrant’s common stock outstanding as of May 9, 2015 was 19,762,844.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

SUNWORKS, INC. (FORMERLY SOLAR3D, INC.)

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2016 AND DECEMBER 31, 2015

(in thousands, except share and per share data)

	March 31, 2016	December 31, 2015
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$6,423	$12,040
Restricted cash	37	37
Accounts receivable	11,932	7,023
Inventory	2,684	1,269
Costs in excess of billings	5,678	2,130
Other current assets	623	220

Total Current Assets	27,377	22,719

Property and Equipment, net	1,261	745

Other Assets
Other deposits	36	36
Goodwill	10,727	10,864
Other intangible assets	500	500

Total Other Assets	11,263	11,400

Total Assets	$39,901	$34,864

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued liabilities	$10,318	$5,033
Billings in excess of costs	1,931	1,990
Customer deposits	261	394
Loan payable, current portion	2,091	2,028
Acquisition convertible promissory notes, net of beneficial conversion feature of $1,526 and $1,767, respectively	240	750
Convertible promissory notes, net of debt discount of $0 and $1, respectively	850	850

Total Current Liabilities	15,691	11,045

Long Term Liabilities
Loan payable	209	232
Warranty liability	58	45
Total Long Term Liabilities	267	277
Total Liabilities	15,958	11,322

Shareholders’ Equity
Preferred stock, $.001 par value; 5,000,000 authorized shares; 1,506,024 and 0 shares issued and outstanding, respectively	2	2
Common stock, $.001 par value; 200,000,000 authorized shares; 19,762,844 and 18,320,535 shares issued and outstanding, respectively	20	18
Additional paid in capital	64,062	63,285
Accumulated Deficit	(40,141)	(39,763)

Total Shareholders’ Equity	23,943	23,542

Total Liabilities and Shareholders’ Equity	$39,901	$34,864

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUNWORKS, INC. (FORMERLY SOLAR3D, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended
	March 31, 2016	March 31, 2015
Sales	$19,572	$5,658

Cost of Goods Sold	13,724	3,717

Gross Profit	5,848	1,941

Operating Expenses
Selling and marketing expenses	1,202	1,113
General and administrative expenses	4,494	1,840

Total Operating Expenses	5,696	2,953

Income/Loss before Other Income/(Expenses)	152	(1,012)

Other Income/(Expenses)
Other expense	(265)	(4)
Gain on change in fair value of derivative liability	-	69
Interest expense	(265)	(456)

Total Other Income/(Expenses)	(530)	(391)

Income (Loss) before Income Taxes	(378)	(1,403)

Income Tax Expense	-	-

Net Income (Loss)	$(378)	$(1,403)

EARNINGS (LOSS) PER SHARE:
Basic	$(0.02)	$(0.10)
Diluted	$(0.02)	$(0.10)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
Basic	18,811,871	14,513,445
Diluted	18,811,871	14,513,445

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUNWORKS, INC. (FORMERLY SOLAR3D, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2016

(in thousands, except share and per share data)

	Series B				Additional
	Preferred stock		Common stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2015	1,506,024	$2	18,320,535	$18	$63,285	$(39,763)	$23,542
Issuance of common stock for conversion of promissory notes, plus accrued interest	-	-	1,442,309	2	748	-	750
Stock based compensation	-	-	-	-	29	-	29
Net loss for the three months ended March 31, 2016	-	-	-	-	-	(378)	(378)
Balance at March 31, 2016 (unaudited)	1,506,024	$2	19,762,844	$20	$64,062	$(40,141)	$23,943

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUNWORKS, INC. (FORMERLY SOLAR3D, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

(in thousands, except share and per share data)

(unaudited)

	Three months ended
	March 31, 2016	March 31, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(378)	$(1,403)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	46	5
Stock based compensation	29	40
Common stock issued for services	-	185
Gain on change in derivative liability	-	(69)
Amortization of debt discount	240	416
Common stock issued for commitment fee	-	3
Changes in Assets and Liabilities
(Increase) Decrease in:
Accounts receivable	(4,909)	447
Inventory	(1,414)	(14)
Other current assets	(267)	(573)
Cost in excess of billings	(3,548)	(232)
Other asset	1	23
Accounts payable and accrued liabilities	5,283	(436)
Billings in excess of cost	(59)	236
Other liabilities	(119)	1,139

NET CASH USED IN OPERATING ACTIVITIES	(5,095)	(256)

NET CASH FLOWS USED IN INVESTING ACTIVITIES:
Net cash paid for acquisitions,	-	(484)
Purchase of property and equipment	(562)	(22)

NET CASH USED IN INVESTING ACTIVITIES	(562)	(506)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loans payable repayments net of proceeds	(160)	-
Proceeds from issuance of common stock, net of cost	200	11,578

NET CASH PROVIDED BY FINANCING ACTIVITIES	40	11,578

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(5,617)	10,816

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	12,040	414

CASH AND CASH EQUIVALENTS, END OF YEAR	$6,423	$11,230

SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS
Convertible promissory notes issued for acquisitions	$-	$2,650
Issuance of common stock upon conversion of debt at fair value	$750	$317

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUNWORKS, INC. AND (FORMERLY SOLAR3D, INC)

CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

MARCH 31, 2016

(in thousands, except share and per share data)

1. BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. For further information refer to the consolidated financial statements and footnotes thereto included in the Company’s Form 10-K for the year ended December 31, 2015.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Sunworks, Inc., and its wholly owned operating subsidiaries, Sunworks United, Inc., MD Energy, Inc., and Elite Solar Acquisition Sub, Inc. All material intercompany transactions have been eliminated upon consolidation of these entities.

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

The Asset, “Costs in excess of billings”, represents revenues recognized in excess of amounts billed on contracts in progress. The Liability, “Billings in excess of costs”, represents billings in excess of revenues recognized on contracts in progress. At March 31, 2016 and December 31, 2015, the costs in excess of billings balance were $5,678 and $2,130, and the billings in excess of costs balance were $1,931 and $1,990, respectively.

Cash and Cash Equivalent

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Concentration Risk

Cash includes amounts deposited in financial institutions in excess of insurable Federal Deposit Insurance Corporation (FDIC) limits. At times throughout the year, the Company may maintain cash balances in certain bank accounts in excess of FDIC limits. As of March 31, 2016, the cash balance in excess of the FDIC limits was $5,918. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk in these accounts.

Inventory

Inventory is valued at the lower of cost or market and is determined by the first-in, first-out method. Inventory primarily consists of panels and other materials.

Advertising and Marketing

The Company expenses advertising and marketing costs as incurred. Advertising and marketing costs include printed material, direct mail, radio, telemarketing, tradeshow costs, magazine and catalog advertisement. Advertising and marketing costs for the three months ended March 31, 2016 and 2015 were $1,202 and $1,113, respectively.

Research and Development Costs

Research and development costs are expensed as incurred. These costs consist primarily of consulting fees, salaries and direct payroll related costs. The costs for the three months ended March 31, 2016 and 2015 were $0 and $29, respectively.

Warranty Liability

The Company establishes warranty liability reserves to provide for estimated future expenses as a result of installation and product defects, product recalls and litigation incidental to the Company’s business. Liability estimates are determined based on management’s judgment, considering such factors as historical experience, the likely current cost of corrective action, manufacturers’ and subcontractors’ participation in sharing the cost of corrective action, consultations with third party experts such as engineers, and discussions with the Company’s general counsel and outside counsel retained to handle specific product liability cases. Solar panel manufacturers currently provide substantial warranties between ten to twenty-five years with full reimbursement to replace and install replacement panels while inverter manufacturers currently provide warranties covering ten to fifteen year replacement and installation. Warranty costs and associated liabilities for the three months ended March 31, 2016 and 2015 were $13 and $0, respectively.

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

For the period ended March 31, 2016, the Company has excluded 899,574 options, 2,997,000 warrants outstanding, notes convertible into 3,194,279 shares of common stock, and Series B preferred stock convertible into 1,506,024 shares of common stock because their impact on the loss per share is anti-dilutive. For the period ended March 31, 2015, the Company has excluded 957,266 options, 3,000,000 warrants outstanding, and notes convertible into 4,424,515 shares of common stock because their impact on the loss per share is anti-dilutive.

Contracts Receivable

The Company performs ongoing credit evaluation of its customers. Management closely monitors outstanding receivables based on factors surrounding the credit risk of specific customers, historical trends, and other information, and records bad debts using the direct write-off method. Generally accepted accounting principles require the allowance method be used to reflect bad debts, however, the effect of the use of the direct write-off method is not materially different from the results that would have been obtained had the allowance method been followed. Accounts receivable are presented net of an allowance for doubtful accounts of $0 at March 31, 2016, and 2015.

Property and Equipment

Property and equipment are stated at cost. Depreciation for property and equipment commences when it’s put into service and are depreciated using the straight line method over its estimated useful lives:

Machinery & equipment	5 Years
Furniture & fixtures	5-7 Years
Computer equipment	3-5 Years
Vehicles	5-7 Years
Leaseholder improvements	3-5 Years

Depreciation expense as of March 31, 2016 and 2015 was $46 and $5 respectively.

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

The Company tests for indefinite lived intangibles and goodwill impairment in the fourth quarter of each year and whenever events or circumstances indicate that the carrying amount of the asset exceeds its fair value and may not be recoverable. In accordance with its policies, the Company performed a qualitative assessment of indefinite lived intangibles and goodwill at December 31, 2015 and determined there was no impairment of indefinite lived intangibles and goodwill.

Fair Value of Financial Instruments

Disclosures about fair value of financial instruments, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of March 31, 2016, the amounts reported for cash, accrued interest and other expenses, and notes payable approximate the fair value because of their short maturities.

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

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC Topic 820 established a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1measurements) and the lowest priority to unobservable inputs (level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets;

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

We measure certain financial instruments at fair value on a recurring basis. As of March 31, 2015, all level 3 liabilities were measured and recorded at fair value.

Segment Reporting

Operating segments are defined as components of an enterprise for which separate financial information is available and evaluated regularly by the chief operating decision maker, or decision making group, in deciding the method to allocate resources and assess performance. The Company currently has one reportable segment for financial reporting purposes, which represents the Company’s core business.

Recently adopted pronouncements

In January 2016, FASB amended the guidance for recognition and measurement of financial assets and liabilities. These amendments address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The adoption of this guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those years. Early adoption of certain provisions of this guidance is permitted as of the beginning of the fiscal year of adoption. Entities should apply these amendments by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The amendments related to equity securities without readily determinable fair value should be applied prospectively to equity investments that exist as of the date of adoption. The Company does not expect this guidance to have a significant impact on the results of operations, financial condition, or cash flows.

In March 2016, the FASB issued ASU 2016-09, “Compensation — Stock Compensation (Topic 816).” ASU 2016-09 simplifies several aspects of accounting for share-based compensation including the tax consequences, classification of awards as equity or liabilities, forfeitures and classification on the statement of cash flows. The ASU is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years with early adoption permitted. The Company is currently evaluating the effects of adoption this ASU. The Company does not expect this guidance to have a significant impact on the results of operations, financial condition, or cash flows.

Management reviewed currently issued pronouncements during the three months ended March 31, 2016, and does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed financial statements.

3. BUSINESS ACQUISITION

MD Energy, LLC (MDE)

On March 2, 2015, the Company acquired 100% of the tangible and intangible assets of MD Energy, LLC (MD Energy), for cash in the amount of $850, a convertible promissory note in the principal amount of $2,650, and payment of working capital surplus in the amount of $437. The acquisition was accounted for under ASC 805. MD Energy designs, monitors and maintains solar systems, but outsources the physical construction of the systems. MD Energy is now a wholly-owned subsidiary of the Company.

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

Plan B Enterprises, Inc. (Plan B)

On December 1, 2015, the Company acquired 100% of the issued and outstanding stock of Plan B Enterprises, Inc., a California corporation and d/b/a Elite Solar, Universal Racking Solutions (collectively, “Plan B”) whereby Plan B was merged with and into Elite Solar Acquisition Sub, Inc., a wholly owned subsidiary of the Company (“Acquisition Sub”) for $2,500 cash, net of recoverable of $137, and by issuance of 1,506,024 shares of convertible preferred stock in the principal amount of $4,500. The acquisition was accounted for under ASC 805. Plan B provides solar photovoltaic installation and consulting services to residential, commercial and agricultural properties.

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

Closing cash payment, net of recoverable of $137.	$2,363
Preferred share value / Series B	4,500
Total purchase price	6,863

Tangible assets acquired	5,203
Liabilities assumed	(3,674)
Net tangible assets	1,529
Goodwill	4,834
Other intangible assets	500
Total purchase price	$6,863

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

Pro forma results

The following tables set forth the unaudited pro forma results of the Company as if the acquisition of MDE and Plan B had taken place on the first day of the periods presented. These combined results are not necessarily indicative of the results that may have been achieved had the companies been combined as of the first day of the periods presented.

Quarter ended, March 31, 2015
Total revenues	$8,412
Net loss	(1,369)
Basic and diluted net loss per common share	$(0.09)

4. LOANS PAYABLE

Plan B, a subsidiary of the Company, established a line of credit prior to the acquisition on March 10, 2014, with Tri Counties Bank to borrow up to $200 maturing on March 10, 2015. The maturity date was subsequently extended to March 10, 2016. The minimum monthly payment is dependent upon the outstanding balance due. This was a variable rate revolving line of credit with a minimum interest rate of 4.75%. The outstanding balance at December 31, 2015 was $137. The outstanding balance was paid in full before the maturity date.

Plan B, a subsidiary of the Company, entered into a business loan agreement prior to the acquisition with Tri Counties Bank dated March 14, 2014, in the original amount of $130, bearing interest at 4.95%. The loan agreement called for monthly payments of $2 and was scheduled to mature on March 14, 2019. Proceeds from the loan were used to purchase a pile driver and related equipment and is secured by the equipment. The outstanding balance at March 31, 2016, is $82.

Plan B, a subsidiary of the Company, entered into a Business loan agreement prior to the acquisition with Tri Counties Bank dated April 9, 2014, in the original amount of $250, bearing interest at 4.95%. The loan agreement calls for monthly payments of $5 and is scheduled to mature on April 9, 2019. Proceeds from the loan were used to purchase racking inventory and related equipment. The loan is secured by the inventory and equipment. The outstanding balance at March 31, 2016, is $161.

MDE, a subsidiary of the Company, entered into notes payable in October 2014, secured by transportation equipment, requiring combined monthly payments of $1, including principal and interest at various rates of interest per annum. Principal and any accrued interest are payable until September 2019. The outstanding balance at March 31, 2016, is $57.

On December 31, 2015, the Company entered into a $2.5 million Credit Facility with JPMorgan Chase Bank, N.A. Availability under the Credit Facility is a Line of Credit with a Letter of Credit Sublimit up to $2.5 million. Upon execution the Company accessed $1.8 million that was repaid in full on January 5, 2016. On March 31, 2016 the Company accessed $2.0 million. The Note matures on November 30, 2017, but may be cancelled at any time by the Company. Loans are secured by a security interest in the Company’s account held with the Lender. Interest on any unpaid balance accrues at the Prime Rate; provided that, on any given day, shall not be less than the Adjusted One Month LIBOR rate. Until the maturity date, the Company shall pay monthly interest only. The Credit Facility provides for the payment of certain fees, including fees applicable to each standby letter of credit and standard transaction fees with respect to any transactions occurring on account of any letter of credit. Subject to customary carve-outs, the Credit Agreement contains customary negative covenants and restrictions for agreements of this type on actions by the Company including, without limitation, restrictions on indebtedness, liens, investments, loans, consolidation, mergers, dissolution, asset dispositions outside the ordinary course of business, change in business and restriction on use of proceeds. In addition, the Credit Agreement requires compliance by the Company of covenants including, but not limited to, furnishing the lender with certain financial reports. The Credit Agreement contains customary events of default, including, without limitation, non-payment of principal or interest, violation of covenants, inaccuracy of representations in any material respect and cross defaults with certain other indebtedness and agreements.

5. ACQUISITION CONVERTIBLE PROMISSORY NOTES

On January 31, 2014, the Company entered into a securities purchase agreement providing for the sale of four 4% convertible promissory notes in the aggregate principal amount of $1,750 as part of the consideration paid to acquire 100% of the issued and outstanding stock of Sunworks United. The notes are convertible at any time after issuance into shares of fully paid and non-assessable shares of common stock. The conversion price is $0.52 per share until March 30, 2015, which was amended to extend to March 31, 2016. The Notes were five (5) year notes and bore interest at the rate of 4% per annum. In February and March 2014, $625 of the notes was converted into 1,201,923 shares of common stock, leaving a remaining balance of $1,125 as of December 31, 2014. During the twelve months ended December 31, 2015, the Company issued 721,154 shares of common stock upon conversion of principal in the amount of $375. The principal balance remaining as of December 31, 2015 was $750. The Company recorded amortization of the beneficial conversion feature as interest expense in the amount of $0 and $234 during the three months ended March 31, 2016 and 2015, respectively. As of March 31, 2016, the notes were fully converted to 1,442,308 shares of common stock.

On February 28, 2015, the Company entered into a securities purchase agreement providing for the sale of a 4% convertible promissory note in the aggregate principal amount of $2,650 as part of the consideration paid to acquire 100% of the total outstanding stock of MD Energy. The note is convertible into shares of common stock on or after each of the following dates: November 30, 2015, November 30, 2016 and November 30, 2017. The conversion price shall be $2.60 per share. A beneficial conversion feature of $2,650 was calculated and capped at the value of the note based on effective conversion price of $3.20. In November 2015, the Company issued 339,743 shares of common stock upon conversion of the principal amount of $883. Commencing on March 31, 2015, and each quarter thereafter during the first two (2) years of the note, the Company will make quarterly interest only payments to the shareholder for accrued interest on the Note during the quarter. Commencing with the quarter ending on June 30, 2017, the Company will make quarterly payments of interest accrued on the Note during the prior quarter plus $221, with the final payment of all outstanding principal and accrued but unpaid interest on the Note due and payable on February 28, 2020 (the maturity date). The Company recorded amortization of the beneficial conversion feature as interest expense in the amount of $240 during the three months ended March 31, 2016 and $112 during the three months ended March 31, 2015. The debt discount will be amortized over the life of the Convertible Note, or until such time that the Convertible Notes are converted, in full or in part, into shares of common stock of the Company with any unamortized debt discount continuing to be amortized in the event of any partial conversion thereof and any unamortized debt discount being expensed at such time of full conversion thereof.

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

6. CONVERTIBLE PROMISSORY NOTES

On March 1, 2013, the Company entered into a securities purchase agreement providing for the sale of a 5% convertible promissory note in the aggregate principal amount of $8, for consideration of $8. The note was convertible into shares of common stock of the Company at a price equal to a variable conversion price equal to the lesser of $0.52 per share or the lowest closing price after the effective date. The note matured on March 31, 2015 and the Company issued 16,987 shares of common stock for principal in the amount of $8, plus accrued interest of $1.

On January 29, 2014, the Company entered into a securities purchase agreement providing for the sale of a 10% convertible promissory note in the principal amount of up to $100. Upon execution of the note, the Company received an initial advance of $90. On December 4, 2014, the Company issued 192,543 shares of common stock upon conversion of $60 in principal, plus interest of $5. As of December 31, 2014, the remaining balance is $30. The note was convertible into shares of common stock of the Company at a price equal to a variable conversion price equal to the lesser of $0.338 per share, or fifty percent (50%) of the lowest trading price after the effective date. The Company issued 97,633 shares of common stock upon conversion of principal in the amount of $30, plus accrued interest of $3 during the three months ended March 31, 2015

On January 31, 2014, the Company entered into a securities purchase agreement providing for the sale of a 10% convertible promissory note in the principal amount of up to $750, for consideration of $750. The proceeds were restricted and were used for the purchase of Solar United Network, Inc. The note was convertible into shares of common stock of the Company at a price equal to a variable conversion price equal to the lesser of $1.30 per share, or fifty percent (50%) of the lowest trading price after the effective date. As of September 30, 2014, the note was exchanged for a new note with a fix price of $0.338, and convertible into shares of common stock. Per ASC 815, the derivative liability on the note was extinguished and the new note was re-valued per ASC 470 as a beneficial conversion feature, which was expensed in the statement of operations during the prior year. The note matured on October 28, 2014, with an extension of three months. The note matured on January 31, 2015, and was extended to June 30, 2016, and in March 2016 was subsequently extended to June 30, 2019 with zero interest. The Company recorded interest expense in the amount of $11 and $60, during the three months ended March 31, 2016 and 2015, respectively.

On February 11, 2014, the Company entered into a securities purchase agreement providing for the sale of a 10% convertible promissory note in the principal amount of up to $100. Upon execution of the note, the Company received an initial advance of $20. In February and March, the Company received additional advances in an aggregate amount of $80 for an aggregate total of $100. The note was convertible into shares of common stock of the Company at a price equal to a variable conversion price equal to the lesser of $1.30 per share, or fifty percent (50%) of the lowest trading price after the effective date. As of September 30, 2014, the note was exchanged for a new note with a fixed price of $0.338, and convertible into shares of common stock. Per ASC 815, the derivative liability on the note was extinguished and the new note was re-valued per ASC 470 as a beneficial conversion feature. The note matured on various dates from the effective date of each advance with respect to each advance. At the sole discretion of the lender, the lender was able to modify the maturity date to be twelve (12) months from the effective date of each advance. The note matured on various dates in 2014, and was extended to June 30, 2016, and in March 2016 was subsequently extended to June 30, 2019 with zero interest. The Company recorded interest expense in the amount of $1 and $8, during the three months ended March 31, 2016 and 2015, respectively.

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

7. CAPITAL STOCK

Reverse Stock Split

On February 25, 2015, the Company effected a 26:1 reverse stock split on its issued and outstanding shares of common stock. All share and per share dollar amounts have been retrospectively revised to reflect the twenty six-for-one (26:1) reverse stock split.

Common Stock

During the three months ended March 31, 2016, the Company issued 1,442,309 shares of common stock at a price of $0.52 per share for conversion of principal for three convertible promissory notes in the aggregate amount of $750.

During the three months ended March 31, 2016, the Company recorded stock compensation costs at fair value of $29.

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

8. STOCK OPTIONS, RESTRICTED STOCK AND WARRANTS

Options

As of March 31, 2016, the Company has 899,574 non-qualified stock options outstanding to purchase 899,574 shares of common stock, per the terms set forth in the option agreements. The stock options vest at various times, and are exercisable for a period of seven years from the date of grant at exercise prices ranging from $0.26 to $4.42 per share, the market value of the Company’s common stock on the date of each grant. The Company determined the fair market value of these options by using the Black Scholes option valuation model.

	March 31, 2016
		Weighted
	Number	average
	of	exercise
	Options	price
Outstanding, beginning January 1, 2016	899,574	$1.30
Granted	-	-
Exercised	-	-
Expired	-	-
Outstanding, end of March 31, 2016	899,574	1.30
Exercisable at the end of March 31, 2016	835,470	1.13

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

Restricted Shares to Shareholders

During the year ended December 31, 2014, the Company entered into a RSGA with the Shareholders of Sunworks United (Sunworks United Shareholders), intended to provide incentive to the recipients to ensure economic performance of the Company. All shares issuable under the RSGA are performance based shares and none have yet vested nor have been issued. The RSGA’s provide for the issuance of up to 276,923 shares of the Company’s common stock in the aggregate to the Sunworks United Shareholders provided certain milestones are met in certain stages as follows: a) If the Company’s aggregate net income from operations, for any trailing four (4) quarters equals or exceeds $2,000, the Company will issue 92,308 shares of common stock in the aggregate; b) If the Company’s aggregate net income from operations, for any trailing four (4) quarters exceeds $3,000, the Company will issued 92,308 shares of common stock in the aggregate; c) If the Company’s aggregate net income from operations, for any trailing four (4) quarters exceeds $4,000, the Company will issue 92,307 in the aggregate. Based on the probability that the first milestone would be achieved the Company recognized $100 in stock compensation expense during the year 2015. We have not recognized any cost associated with the last two milestones as we are not yet able to estimate the probability of such milestones being achieved. As the performance goals are achieved, the shares shall become eligible for vesting and issuance.

Restricted Shares to Employees

During the year ended December 31, 2014, the Company entered into a RSGA with the employees of Sunworks United, intended to provide incentive to the recipients to ensure certain economic performance of the Company. All shares issuable under the RSGA are performance based shares and none have yet vested nor have been issued. The RSGA provides for the issuance of up to 38,462 shares of the Company’s common stock provided certain milestones are met in certain stages as follows: a) If the Company’s aggregate net income from operations, for any trailing four (4) quarters equals or exceeds $2,000, the Company will issue 12,821 shares of common stock; b) If the Company’s aggregate net income from operations, for any trailing four (4) quarters exceeds $3,000, the Company will issued 12,821 shares of common stock; c) If the Company’s aggregate net income from operations, for any trailing four (4) quarters exceeds $4,000, the Company will issue 12,820. Based on the probability that the first milestone would be achieved the Company recognized $33 in stock compensation expense during the year 2015. We have not recognized any cost associated with the last two milestones as we are not yet able to estimate the probability of such milestones being achieved. As the performance goals are achieved, the shares shall become eligible for vesting and issuance.

Restricted Shares to CFO

On February 1, 2015, the Company entered into a RSGA with the Chief Financial Officer (“CFO) of Sunworks, intended to provide incentive to the CFO to ensure certain economic performance of the Company. All shares issuable under the RSGA are performance-based shares and none have yet vested nor have been issued. The RSGA provides for the issuance of up to 115,385 shares of the Company’s common stock provided certain milestones are met in certain stages as follows: a) If the Company’s aggregate net income from operations, for any trailing four (4) quarters equals or exceeds $2,000, the Company will issue 38,462 shares of common stock; b) If the Company’s aggregate net income from operations, for any trailing four (4) quarters exceeds $3,000, the Company will issued 38,462 shares of common stock; c) If the Company’s aggregate net income from operations, for any trailing four (4) quarters exceeds $4,000, the Company will issue 38,461. We have not recognized any cost associated as we are not yet able to estimate the probability of such milestones being achieved. As the performance goals are achieved, the shares shall become eligible for vesting and issuance.

The total stock-based compensation expense recognized in the statement of operations during the three months ended March 31, 2016 and 2015 was $29 and $40, respectively.

Warrants

As of March 31, 2016, the Company had 2,997,000 common stock purchase warrants outstanding with an exercise price of $4.15 per share.

9. SUBSEQUENT EVENTS

None

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-looking Statements

Statements in this quarterly report on Form 10-Q that are not historical facts constitute forward-looking statements. Examples of forward-looking statements include statements relating to industry prospects, our future economic performance including anticipated revenues and expenditures, results of operations or financial position, and other financial items, our business plans and objectives, and may include certain assumptions that underlie forward-looking statements. Risks and uncertainties that may affect our future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements include, among other things, those listed under “Risk Factors” in our annual report on Form 10-K filed with the U.S. Securities and Exchange Commission on March 31, 2016 and elsewhere in this quarterly report.

These risks and uncertainties include but are not limited to:

●	our limited operating history;

●	our ability to raise additional capital to meet our objectives;

●	our ability to compete in the solar electricity industry;

●	our ability to sell solar electricity systems;

●	our ability to arrange financing for our customers;

●	government incentive programs related to solar energy;

●	our ability to increase the size of our company and manage growth;

●	our ability to acquire and integrate other businesses;

●	relationships with employees, consultants and suppliers; and

●	the concentration of our business in one industry in one geographic area.

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

Approximately two-thirds of our first quarter 2016 revenue ended March 31, 2016, was from sales to the commercial market, including the agricultural market, and approximately one-third of our revenue was from sales to the residential market.

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

At March 31, 2016 and 2015, the costs in excess of billings balance was $5,678 and $2,130, and the billings in excess of costs balance was $1,931 and $1,990, respectively.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2016 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2015

Three months of Sunworks United (f/k/a Solar United Network), MD Energy and Plan B operations were consolidated into the Company’s financial statements for the period ended March 31, 2016. Three months of SUNworks operations and one month of MD Energy operations were consolidated into the Company’s financial statements for the period ended March 31, 2015.

REVENUE AND COST OF SALES

For the three months ended March 31, 2016, revenue for the Company increased by 246% to $19,572 compared to $5,658 for the three months ended March 31, 2015. Cost of sales for the three months ended March 31, 2016, was $13,724 compared to $3,717 for the three months ended March 31, 2015. Revenue and cost of sales increased primarily due to the addition of 2 months of MD Energy plus 3 months of Plan B operations that were acquired compared to the prior year plus significant organic growth realized by the Sunworks United operations. Substantial efforts have been made year over year to drive sales in both the residential and commercial and agricultural markets.

Gross Profit for the Company nearly tripled to $5,848 compared to $1,941 for the three months ended March 31, 2016 and 2015, respectively. The Gross Profit percentage fell to 30% in the first three months of 2016 compared to 34% for the first three months of 2015 due primarily to a higher percentage of commercial versus residential jobs, 67% in 2016 compared to 60% in 2015. Commercial jobs in general have smaller gross profit margins compared to residential jobs.

SELLING AND MARKETING EXPENSES

For the three months ended March 31, 2016, the Company had selling and marketing expenses (“S&M”) expenses of $1,202, compared to $1,113 for the three months ended March 31, 2015. S&M expenses increased primarily due to revenue growth however as a percentage of revenue, S&M expenses decreased to 6% in the first quarter of 2016 compared to nearly 20% in the first quarter of 2015. We have specially-designed marketing efforts and tracking systems in place that enable us to attract new customers at a low cost and higher conversion rate than what we believe to be the industry average. We utilize several marketing tools and business strategies to differentiate ourselves from our competitors and attract new customers. The better productivity year over year has contributed to both higher sales and ending backlog.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative (“G&A”) expenses increased by $2,654 to $4,494, for the three months ended March 31, 2016, compared to $1,840 for the three months ended March 31, 2015. G&A expenses increased primarily due to the cost associated with 2 additional months of MD Energy and the full quarter of Plan B operations that were acquired, compared to the prior year plus expenses required to generate and administer the significant organic growth realized by the Sunworks United operations. On a percentage of revenue, G&A expenses decreased to 23% in the first quarter of 2016 compared to nearly 33% in the first quarter of 2015. During 2015, we incurred approximately $1.3 million in expenses associated with our secondary stock offering and subsequent uplisting from the OTCQB to NASDAQ.

Several new initiatives in the first quarter of 2016 include, but are not limited to, rebranding and reorganization to drive better branding and more efficient front and back office operations, creating a new residential design center, opening a separate call center, start-up operations with additional personnel and vehicles to expand residential operations with new California offices in Chico and the South Bay plus commercial operations in Turlock. Many of these G&A expenses proceed realized revenue growth.

With each acquisition, we also look to transition the majority of back office functions to our corporate headquarters to reduce costs and make our operations consistent across our subsidiaries. We believe that our strategy of consolidating such functions as purchasing, supplier relations, accounting, human resources and other basic functions help to realize cost reductions and strategic synergies with the expectation of generating in excess of $100 million in revenue for the full year 2016.

RESEARCH AND DEVELOPMENT

Research and development costs for the three months ended March 31, 2016 and 2015 were $0 and $25, respectively. These costs were associated with research and patent work for a 3-dimensional solar cell. The novel 3D cell is still in the development stage.

OTHER INCOME/(EXPENSES)

Other expenses increased by $139 to $530 for the three months ended March 31, 2016, compared to $391 for the three months ended March 31, 2015. In the first quarter of 2016 we incurred approximately $115 of cash taxes in the state of California for the prior year that were not accrued compared to none the prior year. In the first quarter of 2015 we recognized a $69 non-cash gain in the fair value change of a derivative liability and $0 in 2016. Interest expense for the quarter ended March 31, 2016, decreased to $265 from $456 for the quarter ended March 31, 2015, primarily the result of lower non-cash beneficial conversion feature treated as interest for convertible promissory notes.

NET LOSS

Net loss decreased by $1,025 to $378 for the three months ended March 31, 2016, compared to a loss of $1,403 for the prior three months ended March 31, 2015. The decrease year over year in net loss was primarily the result of higher absolute gross profit and a lower percentage of operating expenses. During the three months ended March 31, 2016, we incurred approximately three weeks of lost installation days related to rain events which was more than twice the lost days in the same period of 2015. This resulted in lower revenue and gross profit and a net loss instead of net income.

LIQUIDITY AND CAPITAL RESOURCES

We had $6.4 million in cash at March 31, 2016, as compared to $12.0 million at December 31, 2015. We believe that the aggregate of our existing cash, in addition to the funds available under our debt agreements and funds expected to be generated from accounts receivable will be sufficient to meet our operating cash requirements for at least the next 12 months.

As of March 31, 2016, our working capital surplus of $11,686 was slightly higher than the surplus of $11,674 at March 31, 2015. There was a shift between cash, accounts receivable, costs in excess of billings and inventory on the asset side as projects that started later in the quarter utilized cash resources.

Cash flow used in operating activities was $5,095 for the three months ended March 31, 2016, as compared to cash used of $256 for the three months ended March 31, 2015. This decrease of cash used in operating activities was primarily attributable to higher accounts receivable, costs in excess of billings and inventory on the asset side as projects that started later in the quarter utilized cash resources.

Cash used in investing activities was $562 for the three months ended March 31, 2016, compared to $506 for the three months ended March 31, 2015. In 2016 all of our investing was for property, plant and equipment compared to primarily acquisition related in the first quarter of 2015

Net cash provided from financing activities during the three months ended March 31, 2016 was $40 as compared to cash provided of $11,578 for the three months ended March 31, 2015. The higher amount in 2015 was due to equity financing through the issuance of new common shares.

On December 31, 2015, we entered into a $2.5 million Credit Facility with JPMorgan Chase Bank, N.A. Availability under the Credit Facility is a Line of Credit with a Letter of Credit Sublimit up to $2.5 million. The Company accessed $2.0 million that was repaid in less than a week over the period ended March 31, 2016 similar to $1.8 million that was drawn over the period ending December 31, 2015 and repaid in early January 2016. The Note matures on November 30, 2017, but may be cancelled at any time by the Company. Loans are secured by a security interest in the Company’s account held with the Lender. Interest on any unpaid balance accrues at the Prime Rate; provided that, on any given day, shall not be less than the Adjusted One Month LIBOR rate. Until the maturity date, the Company shall pay monthly interest only. While we currently generate sufficient cash to meet our operating cash requirements, we have the ability to access cash under the credit facility should our management determine to do so.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Pursuant to Rules 13a-15(b) and 15-d-15(b) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer (“CEO/CFO”) of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. The term “disclosure controls and procedures”, as defined under Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

As disclosed in our annual report filing for the year ended December 31, 2015, there was a material weakness in the Company’s internal control over financial reporting due to the fact that the Company had a lack of segregation of duties and failure to implement accounting controls of acquired businesses. Based upon the evaluation of the disclosure controls and procedures at the end of the period covered by this report, the Company’s CEO/CFO concluded that the Company’s disclosure controls and procedures were not effective due to a material weakness in the Company’s internal control over financial reporting.

To address the material weaknesses, we performed additional analysis and other post-closing procedures in an effort to ensure our consolidated financial statements included in this annual report have been prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this quarterly report on Form 10-Q fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15f of the Exchange Act) that occurred during the first three months of 2016 that has materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Limitations on Internal Controls

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended March 31, 2016, we issued 1,442,309 shares of common stock upon conversion of $750 in principal amount of convertible promissory notes at fair value.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Roseville, State of California, on May 11, 2016.

Sunworks, Inc.

Date: May 11, 2016	By:	/s/ James B. Nelson
James B. Nelson, Chief Executive Officer
(Principal Executive Officer)

Date: May 11, 2016	By:	/s/ Tracy M. Welch
Tracy M. Welch, Chief Financial Officer
(Principal Financial Officer)

