Form 10-Q
period 2016-06-30
Sunworks, Inc.
filed 2016-08-10
CIK 1172631

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016.

Or

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ______________

Commission File Number 001-36868

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

The number of shares of registrant’s common stock outstanding as of August 8, 2015 was 20,853,921.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

SUNWORKS, INC. (FORMERLY SOLAR3D, INC.)

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2016 AND DECEMBER 31, 2015

(in thousands, except share and per share data)

	June 30, 2016	December 31, 2015
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$7,663	$12,040
Restricted cash	37	37
Accounts receivable	16,072	7,023
Inventory	2,372	1,269
Costs in excess of billings	13,441	2,130
Other current assets	423	220

Total Current Assets	40,008	22,719

Property and Equipment, net	1,222	745

Other Assets
Other deposits	38	36
Goodwill	10,864	10,864
Other intangible assets	500	500

Total Other Assets	11,402	11,400

Total Assets	$52,632	$34,864

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable and accrued liabilities	$19,102	$5,033
Billings in excess of costs	5,242	1,990
Customer deposits	91	394
Loan payable, current portion	75	2,028
Convertible promissory notes	-	850
Acquisition convertible promissory notes, net of beneficial conversion feature of $1,283 and $1,767, respectively	484	750

Total Current Liabilities	24,994	11,045

Long Term Liabilities
Loan payable	161	232
Warranty liability	58	45
Convertible promissory notes	654	-
Total Long Term Liabilities	873	277
Total Liabilities	25,867	11,322

Shareholders’ Equity
Preferred stock, $.001 par value; 5,000,000 authorized shares; 1,506,024 and 0 shares issued and outstanding, respectively	2	2
Common stock, $.001 par value; 200,000,000 authorized shares; 20,853,921 and 18,320,535 shares issued and outstanding, respectively	21	18
Additional paid in capital	66,139	63,285
Accumulated Deficit	(39,397)	(39,763)

Total Shareholders’ Equity	26,765	23,542

Total Liabilities and Shareholders’ Equity	$52,632	$34,864

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUNWORKS, INC. (FORMERLY SOLAR3D, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015

Sales	$31,455	$11,004	$51,027	$16,663

Cost of Goods Sold	22,214	7,551	35,938	11,269

Gross Profit	9,241	3,453	15,089	5,394

Operating Expenses
Selling and marketing expenses	1,670	1,241	2,872	2,354
General and administrative expenses	4,588	2,045	8,987	3,780
Stock based compensation	1,834	29	1,863	75
Research and development cost	-	22	-	47
Depreciation and amortization	47	11	113	16

Total Operating Expenses	8,139	3,319	13,835	6,272

Income (Loss) before Other Income/(Expenses)	1,102	134	1,254	(878)

Other Income/(Expenses)
Other income (expense)	(69)	10	(334)	7
Gain on change in fair value of derivative liability	-	-	-	68
Interest expense	(289)	(266)	(554)	(723)

Total Other Income/(Expenses)	(358)	(256)	(888)	(648)

Income (Loss) before Income Taxes	744	(122)	366	(1,526)

Income Tax Expense	-	-	-	-

Net Income (Loss)	$744	$(122)	$366	$(1,526)

EARNINGS PER SHARE:
Basic	$0.04	$(0.01)	$0.02	$(0.09)
Diluted	$0.03	$(0.01)	$0.02	$(0.09)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
Basic	20,354,517	17,724,113	19,583,194	16,127,649
Diluted	24,321,750	17,724,113	23,051,023	16,127,649

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUNWORKS, INC. (FORMERLY SOLAR3D, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2016

(in thousands, except share and per share data)

	Series B				Additional
	Preferred stock		Common stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2015	1,506,024	$2	18,320,535	$18	$63,285	$(39,763)	$23,542
Issuance of common stock for conversion of promissory notes, plus accrued interest	-	-	2,153,895	2	992	-	994
Stock based compensation	-	-	379,491	1	1,862	-	1,863
Net income for the six months ended June 30, 2016	-	-	-	-	-	366	366
Balance at June 30, 2016 (unaudited)	1,506,024	$2	20,853,921	$21	$66,139	$(39,397)	$26,765

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUNWORKS, INC. (FORMERLY SOLAR3D, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015

(in thousands, except share and per share data)

(unaudited)

	Six months ended
	June 30, 2016	June 30, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)	$366	$(1,526)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation and amortization	113	16
Stock based compensation	1,863	75
Common stock issued for services	-	242
Gain on change in derivative liability	-	(68)
Amortization of debt discount	483	625
Changes in Assets and Liabilities
(Increase) Decrease in:
Accounts receivable	(9,048)	(1,996)
Inventory	(1,103)	6
Other current assets	-	(148)
Cost in excess of billings	(11,311)	3
Other asset	(203)	(37)
Accounts payable and accrued liabilities	14,115	573
Billings in excess of cost	3,252	491
Deposits	(1)	(11)
Other liabilities	(289)	6

NET CASH USED IN OPERATING ACTIVITIES	(1,763)	(1,749)

NET CASH FLOWS USED IN INVESTING ACTIVITIES:
Net cash paid for acquisitions,	-	(921)
Purchase of property and equipment	(590)	(43)

NET CASH USED IN INVESTING ACTIVITIES	(590)	(964)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loans payable repayments net of proceeds	(2,024)	(5)
Proceeds from conversion of warrants	-	12
Capital contribution		39
Proceeds from issuance of common stock, net of cost	-	11,579

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(2,024)	11,625

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(4,377)	8,912

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	12,040	414

CASH AND CASH EQUIVALENTS, END OF PERIOD	$7,663	$9,326

SUPPLEMENTAL DISCLOSURES
Cash paid during the period for:
Cash paid interest	$55	$57
Cash paid taxes	$110	$77

Non-cash investing and financing transactions:
Convertible promissory notes issued for acquisitions	$-	$2,650
Issuance of common stock upon conversion of debt	$994	$317

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUNWORKS, INC. AND (FORMERLY SOLAR3D, INC)

CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

JUNE 30, 2016

(in thousands, except share and per share data)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. For further information refer to the consolidated financial statements and footnotes thereto included in the Company’s Form 10-K for the year ended December 31, 2015.

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

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Sunworks, Inc., and its wholly owned operating subsidiaries, Sunworks United, Inc., MD Energy, Inc., and Elite Solar Acquisition Sub, Inc. All material intercompany transactions have been eliminated upon consolidation of these entities.

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

The Asset, “Costs in excess of billings”, represents revenues recognized in excess of amounts billed on contracts in progress. The Liability, “Billings in excess of costs”, represents billings in excess of revenues recognized on contracts in progress. At June 30, 2016 and December 31, 2015, the costs in excess of billings balance were $13,441 and $2,130, and the billings in excess of costs balance were $5,242 and $1,990, respectively.

Cash and Cash Equivalent

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Concentration Risk

Cash includes amounts deposited in financial institutions in excess of insurable Federal Deposit Insurance Corporation (FDIC) limits. At times throughout the year, the Company may maintain cash balances in certain bank accounts in excess of FDIC limits. As of June 30, 2016, the cash balance in excess of the FDIC limits was $8,262. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk in these accounts.

Inventory

Inventory is valued at the lower of cost or market and is determined by the first-in, first-out method. Inventory primarily consists of panels and other materials.

Selling and Marketing

The Company expenses selling and marketing costs as incurred. Selling and marketing costs include printed material, direct mail, radio, telemarketing, tradeshow costs, magazine and catalog advertisement. Selling and marketing costs for the three months ended June 30, 2016 and 2015 were $1,670 and $1,241, respectively, and for the six months ended June 30, 2016 and 2015 were $2,872 and $2,354, respectively.

Research and Development Costs

Research and development costs are expensed as incurred. These costs consist primarily of consulting fees, salaries and direct payroll related costs. The costs for the three months ended June 30, 2016 and 2015 were $0 and $22, respectively, and for the six months ended June 30, 2016 and 2015 were $0 and $47, respectively.

Warranty Liability

The Company establishes warranty liability reserves to provide for estimated future expenses as a result of installation and product defects, product recalls and litigation incidental to the Company’s business. Liability estimates are determined based on management’s judgment, considering such factors as historical experience, the likely current cost of corrective action, manufacturers’ and subcontractors’ participation in sharing the cost of corrective action, consultations with third party experts such as engineers, and discussions with the Company’s general counsel and outside counsel retained to handle specific product liability cases. Solar panel manufacturers currently provide substantial warranties between ten to twenty-five years with full reimbursement to replace and install replacement panels while inverter manufacturers currently provide warranties covering ten to fifteen-year replacement and installation. Warranty costs and associated liabilities for the three months ended June 30, 2016 and 2015 were $0 and $0, respectively, and for the six months ended June 30, 2016 and 2015 were $13 and $0, respectively.

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

For the period ended June 30, 2016, the Company has excluded 671,924 options and 2,997,000 warrants outstanding because they’re below the period ending stock price. We’ve also excluded Series B preferred stock convertible into 1,506,024 shares of common stock due to trading restrictions. For the period ended June 30, 2015, the Company has excluded 957,266 options, 2,997,000 warrants outstanding, and notes convertible into 5,443,746 shares of common stock because their impact on the loss per share is anti-dilutive.

Contracts Receivable

The Company performs ongoing credit evaluation of its customers. Management closely monitors outstanding receivables based on factors surrounding the credit risk of specific customers, historical trends, and other information, and records bad debts using the direct write-off method. Generally accepted accounting principles require the allowance method be used to reflect bad debts, however, the effect of the use of the direct write-off method is not materially different from the results that would have been obtained had the allowance method been followed. Accounts receivable are presented net of an allowance for doubtful accounts of $0 at June 30, 2016, and 2015.

Property and Equipment

Property and equipment are stated at cost. Depreciation for property and equipment commences when it’s put into service and are depreciated using the straight line method over its estimated useful lives:

Machinery & equipment	5 Years
Furniture & fixtures	5-7 Years
Computer equipment	3-5 Years
Vehicles	5-7 Years
Leaseholder improvements	3-5 Years

Depreciation expense for the six months ended June 30, 2016 and 2015 was $113 and $16 respectively.

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

Fair Value of Financial Instruments

Disclosures about fair value of financial instruments, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of June 30, 2016, the amounts reported for cash, accrued interest and other expenses, and notes payable approximate the fair value because of their short maturities.

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

Management reviewed currently issued pronouncements during the three months ended June 30, 2016, and does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed financial statements.

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

Under the purchase method of accounting, the transactions were valued for accounting purposes at $3,937, which was the fair value of MD Energy at the time of the acquisition. Since the Company determined there were no other separately identifiable intangible assets, any difference between the cost of the acquired entity and the fair value of the assets acquired and liabilities assumed is recorded as goodwill. The acquisition date estimated fair value of the consideration transferred consisted of the following:

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

Under the purchase method of accounting, the transactions were valued for accounting purposes at $7,000, which was the fair value of Plan B at the time of the acquisition. The assets and liabilities of Plan B were recorded at their respective fair values as of the date of acquisition. Since the Company determined there were no other separately identifiable intangible assets, any difference between the cost of the acquired entity and the fair value of the assets acquired and liabilities assumed is recorded as goodwill. The acquisition date estimated fair value of the consideration transferred consisted of the following:

Closing cash payment, net of recoverable of $137.	$2,363
Preferred share value / Series B	4,500
Total purchase price	6,863

Tangible assets acquired	5,203
Liabilities assumed	(3,674)
Net tangible assets	1,529
Goodwill	4,834
Other intangible assets	500
Total purchase price	$6,863

The above estimated fair value of the intangible assets of MDE and Plan B is based on final and preliminary purchase price allocations prepared by management, respectively. As a result, during the preliminary purchase price allocation period, which may be up to one year from the business combination date, we may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. After the preliminary purchase price allocation period, we record adjustments to assets acquired or liabilities assumed subsequent to the purchase price allocation period in our operating results in the period in which the adjustments were determined.

Pro forma results

The following tables set forth the unaudited pro forma results of the Company as if the acquisition of MDE and Plan B had taken place on the first day of the periods presented. These combined results are not necessarily indicative of the results that may have been achieved had the companies been combined as of the first day of the periods presented.

Six months ended, June 30, 2015
Total revenues	$23,737
Net loss	(1,043)
Basic and diluted net loss per common share	$(0.06)

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

Plan B, a subsidiary of the Company, entered into a business loan agreement prior to the acquisition with Tri Counties Bank dated March 14, 2014, in the original amount of $130, bearing interest at 4.95%. The loan agreement called for monthly payments of $2 and was scheduled to mature on March 14, 2019. Proceeds from the loan were used to purchase a pile driver and related equipment and is secured by the equipment. The outstanding balance at June 30, 2016, is $76.

Plan B, a subsidiary of the Company, entered into a Business loan agreement prior to the acquisition with Tri Counties Bank dated April 9, 2014, in the original amount of $250, bearing interest at 4.95%. The loan agreement calls for monthly payments of $5 and is scheduled to mature on April 9, 2019. Proceeds from the loan were used to purchase racking inventory and related equipment. The loan is secured by the inventory and equipment. The outstanding balance at June 30, 2016, is $149.

MDE, a subsidiary of the Company, entered into notes payable in October 2014, secured by transportation equipment, requiring combined monthly payments of $1, including principal and interest at various rates of interest per annum. Principal and any accrued interest are payable until September 2019. One note was cancelled with the disposition of the vehicle and another note was paid in full during the quarter ended June 30, 2016.

On December 31, 2015, the Company entered into a $2.5 million Credit Facility or the Credit Agreement with JPMorgan Chase Bank, N.A. Availability under the Credit Facility is a Line of Credit with a Letter of Credit Sublimit up to $2.5 million. Upon execution the Company accessed $1.8 million that was repaid in full on January 5, 2016. The Company had no borrowings during the quarter ended June 30, 2016. The Note matures on November 30, 2017, but may be cancelled at any time by the Company. Loans are secured by a security interest in the Company’s account held with the Lender. Interest on any unpaid balance accrues at the Prime Rate, as defined in the Credit Agreement; provided that, on any given day, shall not be less than the Adjusted One Month LIBOR rate. Until the maturity date, the Company shall pay monthly interest only. The Credit Facility provides for the payment of certain fees, including fees applicable to each standby letter of credit and standard transaction fees with respect to any transactions occurring on account of any letter of credit. Subject to customary carve-outs, the Credit Agreement contains customary negative covenants and restrictions for agreements of this type on actions by the Company including, without limitation, restrictions on indebtedness, liens, investments, loans, consolidation, mergers, dissolution, asset dispositions outside the ordinary course of business, change in business and restriction on use of proceeds. In addition, the Credit Agreement requires compliance by the Company with covenants including, but not limited to, furnishing the lender with certain financial reports. The Credit Agreement contains customary events of default, including, without limitation, non-payment of principal or interest, violation of covenants, inaccuracy of representations in any material respect and cross defaults with certain other indebtedness and agreements.

5. ACQUISITION CONVERTIBLE PROMISSORY NOTES

On January 31, 2014, the Company issued 4% convertible promissory notes in the aggregate principal amount of $1,750 as part of the consideration paid to acquire 100% of the issued and outstanding stock of Sunworks United. The notes are convertible at any time after issuance into shares of fully paid and non-assessable shares of common stock. The conversion price is $0.52 per share until March 30, 2015, which was amended to extend to March 31, 2016. The Notes were five (5) year notes and bore interest at the rate of 4% per annum. In February and March 2014, $625 of the notes was converted into 1,201,923 shares of common stock, leaving a remaining balance of $1,125 as of December 31, 2014. During the twelve months ended December 31, 2015, the Company issued 721,154 shares of common stock upon conversion of principal in the amount of $375. The principal balance remaining as of December 31, 2015 was $750. The Company recorded amortization of the beneficial conversion feature as interest expense in the amount of $0 and $234 during the six months ended June 30, 2016 and 2015, respectively. As of March 31, 2016, the notes were fully converted to 1,442,308 shares of common stock.

On February 28, 2015, the Company issued a 4% convertible promissory note in the aggregate principal amount of $2,650 as part of the consideration paid to acquire 100% of the total outstanding stock of MD Energy. The note is convertible into shares of common stock on or after each of the following dates: November 30, 2015, November 30, 2016 and November 30, 2017. The conversion price shall be $2.60 per share. A beneficial conversion feature of $2,650 was calculated and capped at the value of the note based on effective conversion price of $3.20. In November 2015, the Company issued 339,743 shares of common stock upon conversion of the principal amount of $883. Commencing on March 31, 2015, and each quarter thereafter during the first two (2) years of the note, the Company will make quarterly interest only payments to the shareholder for accrued interest on the Note during the quarter. Commencing with the quarter ending on June 30, 2017, the Company will make quarterly payments of interest accrued on the Note during the prior quarter plus $221, with the final payment of all outstanding principal and accrued but unpaid interest on the Note due and payable on February 28, 2020 (the maturity date). The Company recorded amortization of the beneficial conversion feature as interest expense in the amount of $240 during the three months ended June 30, 2016 and 2015, respectively, and $484 and $322 during the six months ended June 30, 2016 and 2015, respectively. The debt discount will be amortized over the life of the Convertible Note, or until such time that the Convertible Notes are converted, in full or in part, into shares of common stock of the Company with any unamortized debt discount continuing to be amortized in the event of any partial conversion thereof and any unamortized debt discount being expensed at such time of full conversion thereof.

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

On January 29, 2014, the Company entered into a securities purchase agreement providing for the sale of a 10% convertible promissory note in the principal amount of up to $100. Upon execution of the note, the Company received an initial advance of $90. On December 4, 2014, the Company issued 192,543 shares of common stock upon conversion of $60 in principal, plus interest of $5. As of December 31, 2014, the remaining balance was $30. The note was convertible into shares of common stock of the Company at a price equal to a variable conversion price equal to the lesser of $0.338 per share, or fifty percent (50%) of the lowest trading price after the effective date. The Company issued 97,633 shares of common stock upon conversion of principal in the amount of $30, plus accrued interest of $3 during the six months ended June 30, 2015

On January 31, 2014, the Company entered into a securities purchase agreement providing for the sale of a 10% convertible promissory note in the principal amount of up to $750, for consideration of $750. The proceeds were restricted and were used for the purchase of Solar United Network, Inc. The note was convertible into shares of common stock of the Company at a price equal to a variable conversion price equal to the lesser of $1.30 per share, or fifty percent (50%) of the lowest trading price after the effective date. As of September 30, 2014, the note was exchanged for a new note with a fix price of $0.338, and convertible into shares of common stock. Per ASC 815, the derivative liability on the note was extinguished and the new note was re-valued per ASC 470 as a beneficial conversion feature, which was expensed in the statement of operations during the prior year. The note originally matured on October 28, 2014, was extended three months to January 31, 2015, was extended to June 30, 2016, and in March 2016 was subsequently extended to June 30, 2019 with zero interest. The Company recorded interest expense in the amount of $11 and $60 during the six months ended June 30, 2016 and 2015, respectively. During the period ended June 30, 2016, the noteholder made a partial conversion of principal and accrued interest in the amount of $196 and $45, respectively with a remaining principal balance of $554.

On February 11, 2014, the Company entered into a securities purchase agreement providing for the sale of a 10% convertible promissory note in the principal amount of up to $100. Upon execution of the note, the Company received an initial advance of $20. In February and March, the Company received additional advances in an aggregate amount of $80 for an aggregate total of $100. The note was convertible into shares of common stock of the Company at a price equal to a variable conversion price equal to the lesser of $1.30 per share, or fifty percent (50%) of the lowest trading price after the effective date. As of September 30, 2014, the note was exchanged for a new note with a fixed price of $0.338, and convertible into shares of common stock. Per ASC 815, the derivative liability on the note was extinguished and the new note was re-valued per ASC 470 as a beneficial conversion feature. The note matured on various dates from the effective date of each advance with respect to each advance. At the sole discretion of the lender, the lender was able to modify the maturity date to be twelve (12) months from the effective date of each advance. The note matured on various dates in 2014, and was extended to June 30, 2016, and in March 2016 was subsequently extended to June 30, 2019 with zero interest. The Company recorded interest expense in the amount of $1 and $8, during the six months ended June 30, 2016 and 2015, respectively.

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

7. CAPITAL STOCK

Reverse Stock Split

On February 25, 2015, the Company effected a 26:1 reverse stock split on its issued and outstanding shares of common stock. All share and per share dollar amounts have been retrospectively revised to reflect the twenty- six-for-one (26:1) reverse stock split.

Common Stock

During the six months ended June 30, 2016, the Company issued 1,442,309 shares of common stock at a price of $0.52 per share for conversion of principal for three convertible promissory notes in the aggregate amount of $750.

During the six months ended June 30, 2016, the Company issued 711,586 shares of common stock at a price of $0.338 per share for partial conversion of principal and interest for a convertible promissory note in the aggregate amount of $241.

During the six months ended June 30, 2016, the Company issued 379,491 shares of restricted common stock per terms of the RSGA awards and recorded stock compensation costs at fair value of $1,775.

Preferred Stock

On November 25, 2015, the Company established a new series of the authorized preferred stock designated as Series B Preferred Stock, $0.001 par value per share, which consists of 1,700,000 shares. The Certificate of Designation was filed with the Secretary of State of the State of Delaware. Pursuant to the Certificate of Designation and subject to the rights of any other series of preferred stock that may be established by the Board of Director, holders of Series B Preferred Stock (the “Holders”) will have liquidation preference over the holders of the Company’s Common Stock in any distribution upon winding up, dissolution, or liquidation. Holders will also be entitled to receive dividends, if, when and as declared by the Board of Director, which dividends shall be payable in preference and priority to any payment of any dividend to holders of Common Stock. Holders will be entitled to convert each share of Series B Preferred Stock into one (1) share of Common Stock, and will also entitled to vote together with the holders Common Stock on all matters submitted to shareholders at a rate of one (1) vote for each share of Series B Preferred Stock. In addition, so long as at least 100,000 shares of Series B Preferred Stock are outstanding, the Company may not, without the consent of the Holders of at least a majority of the shares of Series B Preferred Stock then outstanding: (i) amend, alter or repeal any provision of the Certificate of Incorporation or bylaws of the Company or the Certificate of Designation so as to adversely affect any of the rights, preferences, privileges, limitations or restrictions provided for the benefit of the Holders or (ii) issue or sell, or obligate itself to issue or sell, any additional shares of Series B Preferred Stock, or any securities that are convertible into or exchangeable for shares of Series B Preferred Stock. 1,506,024 shares of Series B Preferred stock, at a fair value of $4,500, were issued in December 2015 in connection with the acquisition of Plan B.

8. STOCK OPTIONS, RESTRICTED STOCK AND WARRANTS

Options

As of June 30, 2016, the Company has 1,494,574 non-qualified stock options outstanding to purchase 1,494,574 shares of common stock, per the terms set forth in the option agreements. The stock options vest at various times, and are exercisable for a period of seven years from the date of grant at exercise prices ranging from $0.26 to $4.42 per share, the market value of the Company’s common stock on the date of each grant. The Company determined the fair market value of these options by using the Black Scholes option valuation model.

	June 30, 2016
		Weighted
	Number	average
	of	exercise
	Options	price
Outstanding, beginning January 1, 2016	899,574	$1.30
Granted	595,000	2.68
Exercised	-	-
Expired	-	-
Outstanding, end of June 30, 2016	1,494,574	1.85
Exercisable at the end of June 30, 2016	897,221	1.13

During the six months ended June 30, 2016 and 2015, the Company charged a total of $88 and $75, respectively, to operations related to recognized stock based compensation expense for stock options.

Restricted Stock CEO

During the year ended December 31, 2013, the Company entered into a restricted stock grant agreement or RSGA with its Chief Executive Officer, James B. Nelson, intended to provide and incentivize Mr. Nelson to improve the economic performance of the Company and to increase its value and stock price. All shares issuable under the RSGA are performance-based shares. The RSGA provides for the issuance of up to 769,230 shares of the Company’s common stock to Mr. Nelson provided certain milestones are met in certain stages. As of September 30, 2014, two of the milestones were met, when the Company’s market capitalization exceeded $10,000, and the consolidated gross revenue, calculated in accordance with GAAP, equaled or exceeded $10,000 for the trailing twelve-month period. The Company issued 384,615 shares of common stock to Mr. Nelson at fair value of $786 during the year ended December 31, 2014. If the Company’s consolidated net profit, calculated in accordance to GAAP, equals or exceeds $2,000 for a trailing twelve-month period and the sooner of Mr. Nelson’s retirement, change of control, or January 2019, the Company will issue an additional 384,615 shares of the Company’s common stock to Mr. Nelson. We have not recognized any cost associated with the second milestone due to not being able to estimate the probability of it being achieved. As the performance goals are achieved, the shares shall become eligible for vesting and issuance.

Restricted Shares to Shareholders

During the year ended December 31, 2014, the Company entered into RSGAs with the three Shareholders of Sunworks United (Sunworks United Shareholders), intended to provide incentive to the recipients to ensure economic performance of the Company. All shares issuable under the RSGAs are performance based shares. Each of the RSGAs provide for the issuance of up to 276,924 shares of the Company’s common stock in the aggregate to the Sunworks United Shareholders provided certain milestones are met in certain stages as follows: a) If the Company’s aggregate net income from operations, for any trailing four (4) quarters equals or exceeds $2,000, the Company will issue each Sunworks United Shareholder 92,308 shares of common stock and 276,924 shares in the aggregate; b) If the Company’s aggregate net income from operations, for any trailing four (4) quarters exceeds $3,000, the Company will issue each Sunworks United Shareholder 92,308 shares and 276,924 shares of common stock in the aggregate; c) If the Company’s aggregate net income from operations, for any trailing four (4) quarters exceeds $4,000, the Company will issue each Sunworks United Shareholder 92,307 and 276,924 shares in the aggregate. Based on the probability that the first milestone would be achieved the Company recognized $100 in stock compensation expense during the year 2015. As of June 30, 2016 the Company issued 276,924 shares in aggregate associated with the first milestone. As the performance goals are achieved, the additional shares shall become eligible for vesting and issuance.

Restricted Shares to Employees

During the year ended December 31, 2014, the Company entered into RSGAs with certain employees of Sunworks United, intended to provide incentive to the recipients to ensure certain economic performance of the Company. All shares issuable under the RSGA are performance based shares. Each of the RSGAs provides for the issuance of up to 38,462 shares of the Company’s common stock provided certain milestones are met in certain stages as follows: a) If the Company’s aggregate net income from operations, for any trailing four (4) quarters equals or exceeds $2,000, the Company will issue to each employee 12,821 shares of common stock and 64,105 shares in the aggregate; b) If the Company’s aggregate net income from operations, for any trailing four (4) quarters exceeds $3,000, the Company will issue each employee 12,821 shares of common stock and 64,105 shares in the aggregate; c) If the Company’s aggregate net income from operations, for any trailing four (4) quarters exceeds $4,000, the Company will issue each employee 12,820 and 64,100 shares in the aggregate. Based on the probability that the first milestone would be achieved the Company recognized $33 in stock compensation expense during the year 2015. As of June 30, 2016 the Company issued 64,105 shares to employees in aggregate associated with the first milestone. As the performance goals are achieved, the additional shares shall become eligible for vesting and issuance.

Restricted Shares to CFO

On February 1, 2015, the Company entered into a RSGA with its Chief Financial Officer, intended to provide incentive to the CFO to ensure certain economic performance of the Company. All shares issuable under the RSGA are performance-based shares and none have yet vested nor have been issued. The RSGA provides for the issuance of up to 115,385 shares of the Company’s common stock provided certain milestones are met in certain stages as follows: a) If the Company’s aggregate net income from operations, for any trailing four (4) quarters equals or exceeds $2,000, the Company will issue 38,462 shares of common stock; b) If the Company’s aggregate net income from operations, for any trailing four (4) quarters exceeds $3,000, the Company will issued 38,462 shares of common stock; c) If the Company’s aggregate net income from operations, for any trailing four (4) quarters exceeds $4,000, the Company will issue 38,461. As of June 30, 2016 the Company issued 38,462 shares to the CFO associated with the first milestone. As the performance goals are achieved, the additional shares shall become eligible for vesting and issuance.

The Company issued 379,491 shares of common stock in the six months ended June 30, 2016 and the total stock-based compensation expense recognized in the statement of operations during the six months ended June 30, 2016 and 2015 was $1,863 and $75, respectively.

Warrants

As of June 30, 2016, the Company had 2,997,000 common stock purchase warrants outstanding with an exercise price of $4.15 per share.

9. SUBSEQUENT EVENTS

None

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-looking Statements

Statements in this quarterly report on Form 10-Q that are not historical facts constitute forward-looking statements. Examples of forward-looking statements include statements relating to industry prospects, our future economic performance including anticipated revenues and expenditures, results of operations or financial position, and other financial items, our business plans and objectives, and may include certain assumptions that underlie forward-looking statements. Risks and uncertainties that may affect our future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements include, among other things, those listed under “Risk Factors” in our annual report on Form 10-K filed with the U.S. Securities and Exchange Commission on March 14, 2016 and elsewhere in this quarterly report.

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

We adhere to the business principles of:

1.	Doing what is right for the customer;

2.	Delivering the best value in our industry; and

3.	Doing what we say we will do.

Approximately eighty percent (80%) of our second quarter 2016 revenue ended June 30, 2016, was from sales to the commercial market, including the agricultural market, and approximately twenty percent (20%) of our revenue was from sales to the residential market.

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

At June 30, 2016 and 2015, the costs in excess of billings balance was $13,441 and $2,130, and the billings in excess of costs balance was $5,242 and $1,990, respectively.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2016 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2015

Three months of Sunworks United (f/k/a Solar United Network), MD Energy and Plan B operations were consolidated into the Company’s financial statements for the period ended June 30, 2016. Three months of SUNworks and MD Energy operations were consolidated into the Company’s financial statements for the period ended June 30, 2015.

REVENUE AND COST OF SALES

For the three months ended June 30, 2016, revenue for the Company nearly tripled to $31,455 compared to $11,004 for the three months ended June 30, 2015. Cost of sales for the three months ended June 30, 2016, was $22,214 compared to $7,551 for the three months ended June 30, 2015. Revenue and cost of sales increased primarily due to the addition of Plan B operations that were acquired plus significant organic growth realized by the Sunworks United operations compared to the prior year. Substantial efforts have been made year over year to drive sales primarily in the commercial and agricultural markets.

Gross Profit for the Company also nearly tripled to $9,241 compared to $3,453 for the three months ended June 30, 2016 and 2015, respectively. The Gross Profit percentage fell to 29% in the second quarter of 2016 compared to 31% for the second quarter of 2015 due primarily to a higher mix of commercial to residential jobs; 80% in 2016 compared to 55% in 2015. Commercial jobs in general have lower gross profit margins compared to residential jobs.

SELLING AND MARKETING EXPENSES

For the three months ended June 30, 2016, the Company had selling and marketing expenses or S&M expenses of $1,670, compared to $1,241 for the three months ended June 30, 2015. S&M expenses increased primarily due to revenue growth. However, as a percentage of revenue, S&M expenses decreased to 5% in the second quarter of 2016 compared to 11% in the second quarter of 2015. We have specially-designed marketing efforts and tracking systems in place that enable us to attract new customers at a low cost and higher conversion rate than what we believe to be the industry average. We utilize several marketing tools and business strategies to differentiate ourselves from our competitors and attract new customers. The better productivity year over year has contributed to both higher sales and ending backlog.

GENERAL AND ADMINISTRATIVE EXPENSES

Total general and administrative or G&A expenses increased to $4,588 for the three months ended June 30, 2016, compared to $2,045 for the three months ended June 30, 2015. G&A expenses increased primarily due to the cost associated with the Plan B operations that were acquired plus expenses required to generate and administer the significant organic growth realized by the Sunworks United operations compared to the prior year. On a percentage of revenue, G&A expenses decreased to 15% year over year. compared to 23% in the second quarter of 2015. Certain G&A expenses are fixed costs which result in a lower percentage when spread over a higher revenue amount.

Several new initiatives also increased costs in the second quarter of 2016 compared to 2015 which include, but are not limited to, our new residential design and call centers, additional locations with personnel and vehicles to expand residential operations with new offices in Chico and the South Bay California plus commercial operations in Turlock.

With each acquisition, we also look to transition the majority of back office functions to our corporate headquarters to reduce costs and make our operations consistent across our subsidiaries. We believe that our strategy of consolidating such functions as purchasing, supplier relations, accounting, human resources and other basic functions help to realize cost reductions and strategic synergies with the expectation of approximately double the revenue for the full year 2016 compared to 2015.

STOCK BASED COMPENSATION EXPENSES

During the three months ended June 30, 2016 we incurred $1,834 in non-cash stock compensation expense primarily related to meeting the first milestone of the Restricted Stock Grant Agreements for the Sunworks United employees and the CFO which was achievement of $2 million in aggregate net income from operations for trailing four (4) quarters equals. The Company issued 379,491 shares of common stock in the aggregate during the period. This compares to $29 in non-cash stock compensation expense during the three months ended June 30, 2015, primarily related to stock options.

RESEARCH AND DEVELOPMENT

Research and development costs for the three months ended June 30, 2016 and 2015 were $0 and $22, respectively. These costs were associated with research and patent work for a 3-dimensional solar cell. The novel 3D cell is still in the development stage.

NET INCOME (LOSS) BEFORE OTHER INCOME (EXPENSES)

Net income before other income (expenses) for the second quarter ended June 30, 2016, was $1,102 compared to a $152 for the three months ended June 30, 2015. The significant increase year over year was primarily the result of almost triple the revenue at slightly lower gross profit margin (29% versus 31%) resulting in significantly higher gross profit amount and a lower operating expenses percentage (26% versus 30%).

OTHER INCOME/(EXPENSES)

Other expenses increased to $358 for the three months ended June 30, 2016, compared to $256 for the three months ended June 30, 2015. Interest expense for the second quarter ended June 30, 2016, increased to $289 from $266 for the quarter ended June 30, 2015, largely due to non-cash debt discount amortization treated as interest for convertible promissory notes in both quarters.

NET INCOME (LOSS)

Net income for the three months ended June 30, 2016, was $744 compared to a loss of $134 for the three months ended June 30, 2015. The increase year over year in net income was primarily the result of nearly triple the gross profit amount with more than double the operating expenses, partially offset by non-cash stock compensation costs of $1,834.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2016 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2015

Six months of Sunworks United (f/k/a Solar United Network), MD Energy and Plan B operations were consolidated into the Company’s financial statements for the period ended June 30, 2016. Six months of SUNworks and five months of MD Energy operations were consolidated into the Company’s financial statements for the period ended June 30, 2015.

REVENUE AND COST OF SALES

For the first half ended June 30, 2016, revenue for the Company more than tripled to $51,027 compared to $16,663 for the first half ended June 30, 2015. Cost of sales for the first half of 2016 was $35,938 compared to $11,269 for the first half of 2015. Revenue and cost of sales increased primarily due to the addition of Plan B operations that were acquired plus significant organic growth realized by the Sunworks United operations compared to the prior year. Substantial efforts have been made year over year to drive sales primarily in the commercial and agricultural markets.

Gross Profit for the Company nearly tripled to $15,089 compared to $5,394 for the first half of 2016 and 2015, respectively. The Gross Profit percentage fell to 30% in the first half of 2016 was lower than the 32% for the first half of 2015 due primarily to a higher percentage of commercial versus residential jobs. Commercial jobs in general have smaller gross profit margins compared to residential jobs.

SELLING AND MARKETING EXPENSES

For the first half of 2016, the Company had S&M expenses of $2,872, compared to $2,354 for the first half of 2015. S&M expenses increased primarily due to revenue growth however as a percentage of revenue, S&M expenses decreased to 6% in the first half of 2016 compared to 14% in the first half of 2015. We have specially-designed marketing efforts and tracking systems in place that enable us to attract new customers at a low cost and higher conversion rate than what we believe to be the industry average. We utilize several marketing tools and business strategies to differentiate ourselves from our competitors and attract new customers. The better productivity year over year has contributed to both higher sales and ending backlog.

GENERAL AND ADMINISTRATIVE EXPENSES

G&A expenses increased to $9,007, for the six months ended June 30, 2016, compared to $3,780 for the six months ended June 30, 2015. G&A expenses increased primarily due to the cost associated with the Plan B operations that were acquired plus expenses required to generate and administer the significant organic growth realized by the Sunworks United operations compared to the prior year. On a percentage of revenue, G&A expenses decreased to 18% in the first half of 2016 compared to 23% in the first half of 2015. Some G&A expenses are fixed costs which result in a lower percentage when spread over a higher revenue amount.

Several new initiatives also increased costs in the first half of 2016 compared to 2015 which include, but are not limited to, rebranding and organization to drive better branding and more efficient front and back office operations, creating a new residential design center and opening a call center, additional locations with personnel and vehicles to expand residential operations with new offices in Chico and the South Bay California plus commercial operations in Turlock.

STOCK BASED COMPENSATION EXPENSES

In the first half of 2016 we incurred approximately $1,863 in non-cash stock compensation costs associated with RSGAs and options compared to $75 in the prior period. This 2016 amount was due to meeting the first milestone of the Restricted Stock Grant Agreements for the Sunworks United employees and the CFO which was achievement of $2 million in aggregate net income from operations for trailing four (4) quarters. The Company issued 379,491 shares of common stock in the aggregate during the first half of 2016. This compares to $75 in non-cash stock compensation expense during the six months ended June 30, 2015, primarily related to stock options.

RESEARCH AND DEVELOPMENT

Research and development costs for the six months ended June 30, 2016 and 2015 were $0 and $47, respectively. These costs were associated with research and patent work for a 3-dimensional solar cell.

NET INCOME (LOSS) BEFORE OTHER INCOME (EXPENSES)

Net income before other income (expenses) for the six months ended June 30, 2016, was $1,254 compared to a loss of $878 for the first half of 2015. The $2,132 increase year over year was primarily the result of more than triple the revenue due to the addition of Plan B operations and organic growth with slightly lower gross profit percentage (30% in 2016 versus 32% in 2015) with nearly triple the gross profit amount combined with lower operating expenses on a percentage basis (27% in 2016 versus 38% in 2015).

OTHER INCOME/(EXPENSES)

Other expenses increased to $888 for the first half of 2016, compared to $648 for the first half of 2015. Interest expense for the six months ended June 30, 2016, decreased to $554 from $723 for the first six months of 2015, primarily due to a reduction in non-cash debt discount and amortization treated as interest for convertible promissory notes for both years.

NET INCOME (LOSS)

Net income for the first half of 2016, was $366 compared to a loss of $1,526 for the first half of 2015. The increase year over year in net income was primarily the result of nearly triple the gross profit amount due to the addition of Plan B operations and organic growth increasing 121% as we realized operational efficiencies, partially offset by an increase in non-cash stock based compensation costs of $1,863.

LIQUIDITY AND CAPITAL RESOURCES

We had $7,663 in cash at June 30, 2016, as compared to $12,040 at December 31, 2015. We believe that the aggregate of our existing cash, in addition to the funds available under our Credit Agreements and funds expected to be generated from accounts receivable will be sufficient to meet our operating cash requirements for at least the next 12 months.

As of June 30, 2016, our working capital surplus was $15,014 compared to a working capital surplus of $11,674 at December 31, 2015.

Cash flow used in operating activities was $1,763 for the first half of 2016, compared to $1,749 used in the first half of 2015. This cash used in operating activities during the first half of 2016 was primarily attributable to higher costs in excess of billings, accounts receivable, and inventory partially offset by higher accounts payable and accrued liabilities and billings in excess of costs.

Cash used in investing activities was $569 for the six months ended June 30, 2016, compared to $964 used in the six months ended June 30, 2015. In 2016 our investing was primarily for property, plant and equipment compared to primarily acquisition related in the first half of 2015.

Net cash used from financing activities during the first half of 2016 was $2,024 resulting from net reductions in borrowing compared to the first half of 2015 where we generated $11,625 in net cash. The cash generated in 2015 was due to equity financing through the issuance of 3 million new common shares.

On December 31, 2015, we entered into a $2.5 million Credit Facility with JPMorgan Chase Bank, N.A. Availability under the Credit Facility is a Line of Credit with a Letter of Credit Sublimit up to $2.5 million. The Company had zero outstanding at June 30, 2016 compared to $1.8 million that was drawn on December 31, 2015 and repaid in 2016. The Credit Facility matures on November 30, 2017, but may be cancelled at any time by the Company. Loans are secured by a security interest in the Company’s account held with the Lender. Interest on any unpaid balance accrues at the Prime Rate; provided that, on any given day, shall not be less than the Adjusted One Month LIBOR rate. Until the maturity date, the Company shall pay monthly interest only. While we currently generate sufficient cash to meet our operating cash requirements, we have the ability to access cash under the credit facility should our management determine to do so.

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

As disclosed in our annual report filing for the year ended December 31, 2015, there was a material weakness in the Company’s internal control over financial reporting due to the fact that the Company had a lack of segregation of duties and failure to implement accounting controls of acquired businesses. Based upon the evaluation of the disclosure controls and procedures at the end of the period covered by this report, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective due to a material weakness in the Company’s internal control over financial reporting.

To address the material weaknesses, we performed additional analysis and other post-closing procedures in an effort to ensure our consolidated financial statements included in this quarterly report have been prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this quarterly report on Form 10-Q fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15f of the Exchange Act) that occurred during the period ended June 30, 2016 that has materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Limitations on Internal Controls

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In May, 2016, we issued 711,586 shares of common stock upon conversion of $241 in principal amount of convertible promissory notes at fair value.

The Company relied on an exemption pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, in connection with the foregoing issuances.

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

Sunworks, Inc.

Date: August 10, 2016	By:	/s/ James B. Nelson
James B. Nelson, Chief Executive Officer
(Principal Executive Officer)

Date: August 10, 2016	By:	/s/ Tracy M. Welch
Tracy M. Welch, Chief Financial Officer
(Principal Financial Officer)

