Form 10-Q
period 2016-09-30
Sunworks, Inc.
filed 2016-11-10
CIK 1172631

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016.

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

The number of shares of registrant’s common stock outstanding as of November 8, 2016 was 20,853,921.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

SUNWORKS, INC. (FORMERLY SOLAR3D, INC.)

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2016 AND DECEMBER 31, 2015

(in thousands, except share and per share data)

	September 30, 2016	December 31, 2015
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$6,661	$12,040
Restricted cash	37	37
Accounts receivable, net	15,303	7,023
Inventory	3,226	1,269
Costs in excess of billings	8,108	2,130
Other current assets	524	220

Total Current Assets	33,859	22,719

Property and Equipment, net	1,509	745

Other Assets
Other deposits	41	36
Goodwill	10,864	10,864
Other intangible assets	500	500

Total Other Assets	11,405	11,400

Total Assets	$46,773	$34,864

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued liabilities	$16,352	$5,033
Billings in excess of costs	3,800	1,990
Customer deposits	67	394
Loan payable, current portion	161	2,028
Convertible promissory notes	-	850
Acquisition convertible promissory notes, net of beneficial conversion feature of $1,074 and $1,767, respectively	693	750

Total Current Liabilities	21,073	11,045

Long Term Liabilities
Loan payable	409	232
Warranty liability	58	45
Convertible promissory notes	653	-
Total Long Term Liabilities	1,120	277
Total Liabilities	22,193	11,322

Stockholders’ Equity
Preferred stock Series B, $.001 par value; 5,000,000 authorized shares; 1,506,024 shares issued and outstanding, respectively	2	2
Common stock, $.001 par value; 200,000,000 authorized shares; 20,853,921 and 18,320,535 shares issued and outstanding, respectively	21	18
Additional paid in capital	70,040	63,285
Accumulated Deficit	(45,483)	(39,763)

Total Stockholders’ Equity	24,580	23,542

Total Liabilities and Stockholders’ Equity	$46,773	$34,864

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUNWORKS, INC. (FORMERLY SOLAR3D, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	Sept 30, 2016	Sept 30, 2015	Sept 30, 2016	Sept 30, 2015

Sales	$17,563	$19,730	$67,981	$36,394

Cost of Goods Sold	12,827	14,400	48,156	25,670

Gross Profit	4,736	5,330	19,825	10,724

Operating Expenses
Selling and marketing expenses	2,145	1,835	7,932	5,179
General and administrative expenses	4,250	1,744	10,322	4,534
Stock based compensation	3,902	32	5,764	107
Research and development cost	-	6	-	53
Depreciation and amortization	101	10	215	26

Total Operating Expenses	10,398	3,627	24,233	9,899

(Loss) Income before Other Income/(Expenses)	(5,662)	1,703	(4,408)	825

Other Income/(Expenses)
Other income (expense)	(214)	-	(549)	7
Gain on change in fair value of derivative liability	-	-	-	68
Interest expense	(209)	(301)	(763)	(1,023)

Total Other Income/(Expenses)	(423)	(301)	(1,312)	(948)

(Loss) Income before Income Taxes	(6,085)	1,402	(5,720)	(123)

Income Tax Expense	-	-	-	-

Net (Loss) Income	$(6,085)	$1,402	$(5,720)	$(123)

EARNINGS PER SHARE:
Basic	$(0.29)	$0.08	$(0.29)	$(0.01)
Diluted	$(0.29)	$0.06	$(0.29)	$(0.01)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
Basic	20,853,921	17,756,967	20,009,862	16,670,146
Diluted	20,853,921	22,477,526	20,009,862	16,670,146

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUNWORKS, INC. (FORMERLY SOLAR3D, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016

(in thousands, except share and per share data)

	Series B				Additional
	Preferred stock		Common stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2015	1,506,024	$2	18,320,535	$18	$63,285	$(39,763)	$23,542
Issuance of common stock for conversion of promissory notes, plus accrued interest	-	-	2,153,895	2	992	-	994
Stock based compensation	-	-	379,491	1	5,763	-	5,764
Net loss for the nine months ended September 30, 2016	-	-	-	-	-	(5,720)	(5,720)
Balance at September 30, 2016 (unaudited)	1,506,024	$2	20,853,921	$21	$70,040	$(45,483)	$24,580

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUNWORKS, INC. (FORMERLY SOLAR3D, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

(in thousands, except share and per share data)

(unaudited)

	Nine months ended
	Sept 30, 2016	Sept 30, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(5,720)	$(123)
Adjustments to reconcile net (loss) to net cash used in operating activities
Depreciation and amortization	215	26
Stock based compensation	5,764	107
Common stock issued for services	-	242
Gain on change in derivative liability	-	(68)
Amortization of debt discount	693	868
Changes in Assets and Liabilities
(Increase) Decrease in:
Accounts receivable	(8,280)	(3,752)
Inventory	(1,956)	(379)
Other current assets	-	18
Cost in excess of billings	(5,978)	(640)
Other asset	(310)	(48)
Accounts payable and accrued liabilities	11,364	1,373
Billings in excess of cost	1,810	459
Deposits	-	98
Other liabilities	(313)	25

NET CASH USED IN OPERATING ACTIVITIES	(2,711)	(1,794)

NET CASH FLOWS USED IN INVESTING ACTIVITIES:
Net cash paid for acquisitions,	-	(921)
Purchase of property and equipment	(644)	(61)

NET CASH USED IN INVESTING ACTIVITIES	(644)	(982)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loans payable repayments net of proceeds	(2,024)	(9)
Proceeds from conversion of warrants	-	12
Capital contribution		39
Proceeds from issuance of common stock, net of cost	-	11,579

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(2,024)	11,621

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(5,379)	8,845

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	12,040	414

CASH AND CASH EQUIVALENTS, END OF PERIOD	$6,661	$9,259

SUPPLEMENTAL DISCLOSURES
Cash paid during the period for:
Cash paid interest	$55	$87
Cash paid taxes	$110	$88

Non-cash investing and financing transactions:
Convertible promissory notes issued for acquisitions	$-	$2,650
Loans payable issued for equipment	$356	$-
Issuance of common stock upon conversion of debt	$994	$317

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUNWORKS, INC. AND (FORMERLY SOLAR3D, INC)

CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

SEPTEMBER 30, 2016

Unless otherwise noted, (1) “Sunworks” refers to Sunworks, Inc., a Delaware corporation formerly known as Solar3D, Inc. (2) the “Company,” “we,” “us,” and “our,” refer to the ongoing business operations of Sunworks and its Subsidiaries, whether conducted through Sunworks or a subsidiary of Sunworks, (3) “Subsidiaries” refers collectively to Sunworks United, Inc. (“Sunworks United”), MD Energy, Inc. (“MD Energy”) and Elite Solar Acquisition Sub, Inc. (“Elite Solar”), (4) “Common Stock” refers to Sunworks’ Common Stock, and (5) “Stockholder(s)” refers to the holders of Sunworks’ Common Stock.

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Form 10-K for the year ended December 31, 2015.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Sunworks and its wholly owned operating Subsidiaries. All material intercompany accounts and transactions are eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Actual results could materially differ from those estimates. Significant estimates include estimates used to review the Company’s goodwill, impairments and estimations of long-lived assets, revenue recognition on percentage of completion type contracts, allowances for uncollectible accounts, inventory valuation, valuations of non-cash capital stock issuances and the valuation allowance on deferred tax assets. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable in the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Reclassifications

Certain reclassifications have been made to prior period financial statements to conform to the current period presentation

Revenue Recognition

Revenues and related costs on construction contracts are recognized using the “percentage of completion method” of accounting in accordance with Accounting for Performance of Construction-Type and Certain Production Type Contracts (“ASC 605-35”). Under this method, contract revenues and related expenses are recognized over the performance period of the contract in direct proportion to the costs incurred as a percentage of total estimated costs for the entirety of the contract. Costs include direct material, direct labor, subcontract labor and any allocable indirect costs. All un-allocable indirect costs and corporate general and administrative costs are charged to the periods as incurred. However, in the event a loss on a contract is foreseen, the Company recognizes the loss, as it is determined.

The Asset, “Costs in excess of billings”, represents revenues recognized in excess of amounts billed on contracts in progress. The Liability, “Billings in excess of costs”, represents billings in excess of revenues recognized on contracts in progress. At September 30, 2016 and December 31, 2015, the costs in excess of billings balance were $8,108,000 and $2,130,000 and the billings in excess of costs balance were $3,800,000 and $1,990,000 respectively.

Cash and Cash Equivalent

The Company considers all liquid investments with an original maturity of three months or less to be cash equivalents. The Company had $37,000 of restricted cash at September 30, 2016.

Concentration Risk

The Company maintains several bank accounts at multiple financial institutions for its operations. These accounts are insured by the Federal Deposit Insurance Corporation (FDIC) for up to $250,000 per institution. Management believes the Company is not exposed to significant credit risk due to the financial position of the depository institutions in which these deposits are held. As of September 30, 2016, the cash balance in excess of the FDIC limits was $6,258,000.

Contracts Receivable

The Company performs ongoing credit evaluation of its customers. Management closely monitors outstanding receivables based on factors surrounding the credit risk of specific customers, historical trends, age of receivables and other information, and records bad debts using the allowance method. Accounts receivable are presented net of an allowance for doubtful accounts of $50,000 at September 30, 2016, and $0 at December 31, 2015.

Inventory

Inventory is valued at the lower of cost or market and is determined by the first-in, first-out method. Inventory consists primarily of solar panels and other materials.

Property and Equipment

Property and equipment is recorded at cost. Depreciation of property and equipment is recorded on the straight-line method over the respective useful lives of the assets ranging from 3 to 7 years. Leasehold improvements are amortized over the initial term of the leases.

Machinery & equipment	5 Years
Furniture & fixtures	5-7 Years
Computer equipment	3-5 Years
Vehicles	5-7 Years
Leasehold improvements	3-5 Years

Depreciation expense for the nine months ended September 30, 2016 and 2015 was $215,000 and $26,000 respectively.

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

Fair Value of Financial Instruments

Disclosures about fair value of financial instruments, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of September 30, 2016, the amounts reported for cash, accrued interest and other expenses, and notes payable approximate the fair value because of their short maturities.

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

Warranty Liability

The Company establishes warranty liability reserves to provide for estimated future expenses as a result of installation and product defects, product recalls and litigation incidental to the Company’s business. Liability estimates are determined based on management’s judgment, considering such factors as historical experience, the likely current cost of corrective action, manufacturers’ and subcontractors’ participation in sharing the cost of corrective action, consultations with third party experts such as engineers, and discussions with the Company’s general counsel and outside counsel retained to handle specific product liability cases. Solar panel manufacturers currently provide substantial warranties between ten to twenty-five years with full reimbursement to replace and install replacement panels while inverter manufacturers currently provide warranties covering ten to fifteen-year replacement and installation. Warranty costs and associated liabilities for the three months ended September 30, 2016 and 2015 were $0 and $0, respectively, and for the nine months ended September 30, 2016 and 2015 were $13,000 and $0, respectively.

Selling and Marketing

The Company expenses selling and marketing costs as incurred. Selling and marketing costs include printed material, direct mail, radio, telemarketing, tradeshow costs, magazine and catalog advertisements. Selling and marketing costs for the three months ended September 30, 2016 and 2015 were $2,145,000 and $1,835,000 respectively, and for the nine months ended September 30, 2016 and 2015 were $7,932,000 and $5,179,000 respectively.

Research and Development Costs

Research and development costs are expensed as incurred. These costs consist primarily of consulting fees, salaries and direct payroll related costs. The costs for the three months ended September 30, 2016 and 2015 were $0 and $6,000 respectively, and for the nine months ended September 30, 2016 and 2015 were $0 and $53,000 respectively.

Stock-Based Compensation

The Company accounts for share-based compensation arrangements in accordance with FASB ASC 718, which requires the measurement and recognition of compensation expense for all share-based payment awards to be based on estimated fair values. The Company uses the Black-Scholes option valuation model to estimate the fair value of its stock options at the date of grant. The Black-Scholes option valuation model requires the input of subjective assumptions to calculate the value of stock options. For restricted stock units, the value of the award is based on the Company’s stock price at the grant date. For performance-based restricted stock unit awards, the value of the award is based on the Company’s stock price at the grant date, with consideration given to the probability of the performance condition being achieved. The Company uses historical data and other information to estimate the expected price volatility for stock option awards and the expected forfeiture rate for all awards. Expense is recognized over the vesting period for all awards, and commences at the grant date for time-based awards and upon the Company’s determination that the achievement of such performance conditions is probable for performance-based awards. This determination requires significant judgment by management.

Basic and Diluted Net (Loss) Income per Share Calculations

(Loss) Income per Share dictates the calculation of basic earnings per share and diluted earnings per share. Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The shares for employee options, warrants and convertible notes were used in the calculation of the income per share.

For the period ended September 30, 2016, the Company has excluded 938,188 options and 2,997,000 warrants outstanding because they are below the period ending stock price. The Company has also excluded Series B preferred stock convertible into 1,506,024 shares of common stock due to trading restrictions. For the prior period ended September 30, 2015, the Company excluded 899,574 options, 2,997,000 warrants outstanding, and notes convertible into 5,168,639 shares of common stock because their impact on the loss per share is anti-dilutive.

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

Recently adopted pronouncements

In January 2016, FASB issued ASU No. 2016-1 which amended the guidance for recognition and measurement of financial assets and liabilities. These amendments address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The adoption of this guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those years. Early adoption of certain provisions of this guidance is permitted as of the beginning of the fiscal year of adoption. Entities should apply these amendments by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The amendments related to equity securities without readily determinable fair value should be applied prospectively to equity investments that exist as of the date of adoption. The Company does not expect this guidance to have a significant impact on the results of operations, financial condition, or cash flows.

In February 2016, the FASB issued ASU No. 2016-2, which creates ASC Topic 842, “Leases.” This update increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This guidance is effective for interim and annual reporting periods beginning after December 15, 2018. We are evaluating what impact, if any, the adoption of this guidance will have on our financial condition, results of operations, cash flows or financial disclosures.

In March 2016, the FASB issued ASU No. 2016-9, which amends ASC Topic 718, “Compensation – Stock Compensation.” This amendment simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. This guidance is effective for interim and annual reporting periods beginning after December 15, 2016. We are evaluating what impact, if any, the adoption of this guidance will have on our financial condition, results of operations, cash flows or financial disclosures.

In August 2016, the FASB issued ASU No. 2016-15 which amends ASC Topic 230, “Classification of Certain Cash Receipts and Cash Payments.” The amendments in this Update address eight specific cash flow issues with the objective of reducing the existing diversity in practice. The update outlines the classification of specific transactions as either cash inflows or outflows from financing activities, operating activities, investing activities or non-cash activities. This guidance is effective for interim and annual reporting periods beginning after December 15, 2017. We are evaluating what impact, if any, the adoption of this guidance will have on our financial condition, results of operations, cash flows or financial disclosures.

Management reviewed currently issued pronouncements during the three months ended September 30, 2016, and does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying condensed financial statements.

3. BUSINESS ACQUISITION

MD Energy, LLC (MD ENERGY)

On March 2, 2015, the Company acquired 100% of the tangible and intangible assets of MD Energy, LLC (MD Energy), for cash in the amount of $850,000 a convertible promissory note in the principal amount of $2,650,000 and payment of working capital surplus in the amount of $437,000. The acquisition was accounted for under ASC 805. MD Energy designs, monitors and maintains solar systems, but outsources the physical construction of the systems. MD Energy is now a wholly-owned subsidiary of the Company.

Under the purchase method of accounting, the transactions were valued for accounting purposes at $3,937,000 which was the fair value of MD Energy at the time of the acquisition. Since the Company determined there were no other separately identifiable intangible assets, any difference between the cost of the acquired entity and the fair value of the assets acquired and liabilities assumed is recorded as goodwill. The acquisition date estimated fair value of the consideration transferred consisted of the following:

Closing cash payment	$850, 000
Working capital surplus	437,000
Convertible promissory notes	2,650,000
Total purchase price	$3,937,000

Tangible assets acquired	$1,442,000
Liabilities assumed	(799,000)
Net tangible assets	643,000
Goodwill	3,294,000
Total purchase price	$3,937,000

Plan B Enterprises, Inc. (Plan B)

On December 1, 2015, the Company acquired 100% of the issued and outstanding stock of Plan B Enterprises, Inc., a California corporation and d/b/a Elite Solar, Universal Racking Solutions (collectively, “Plan B”) whereby Plan B was merged with and into Elite Solar Acquisition Sub, Inc., a wholly owned subsidiary of the Company (“Acquisition Sub”) for $2,500,000 cash, net of recoverable of $137,000 and by issuance of 1,506,024 shares of convertible preferred stock in the principal amount of $4,500,000. The acquisition was accounted for under ASC 805. Plan B provides solar photovoltaic installation and consulting services for residential, commercial and agricultural properties.

Under the purchase method of accounting, the transactions were valued for accounting purposes at $7,000,000 which was the fair value of Plan B at the time of the acquisition. The assets and liabilities of Plan B were recorded at their respective fair values as of the date of acquisition. Since the Company determined there were no other separately identifiable intangible assets, any difference between the cost of the acquired entity and the fair value of the assets acquired and liabilities assumed is recorded as goodwill. The acquisition date estimated fair value of the consideration transferred consisted of the following:

Closing cash payment, net of recoverable of $137,000.	$2,363,000
Preferred share value / Series B	4,500,000
Total purchase price	6,863,000

Tangible assets acquired	5,203,000
Liabilities assumed	(3,674,000)
Net tangible assets	1,529,000
Goodwill	4,834,000
Other intangible assets	500,000
Total purchase price	$6,863,000

The above estimated fair value of the intangible assets of MD Energy and Plan B is based on final and preliminary purchase price allocations prepared by management, respectively. During the preliminary purchase price allocation period, which may be up to one year from the business combination date, we may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. After the preliminary purchase price allocation period, we record adjustments to assets acquired or liabilities assumed, subsequent to the purchase price allocation period, in our operating results in the period in which the adjustments were determined.

Pro forma results

The following tables set forth the unaudited pro forma results of the Company as if the acquisition of MD Energy and Plan B had taken place on the first day of the periods presented. These combined results are not necessarily indicative of the results that may have been achieved had the companies been combined as of the first day of the periods presented.

Nine months ended, September 30, 2015
Total revenues	$46,245
Net income	613
Basic and diluted net loss per common share	$0.04

4. LOANS PAYABLE

Plan B, a subsidiary of the Company, prior to its acquisition by the Company, established a line of credit on March 10, 2014, with Tri Counties Bank to borrow up to $200,000 maturing on March 10, 2015. The maturity date was subsequently extended to March 10, 2016. The minimum monthly payment was dependent upon the outstanding balance due. This was a variable rate revolving line of credit with a minimum interest rate of 4.75%. The outstanding balance at December 31, 2015 was $137,000. The outstanding balance was paid in full before the maturity date.

Plan B, a subsidiary of the Company, entered into a business loan agreement prior to the acquisition with Tri Counties Bank dated March 14, 2014, in the original amount of $131,000 bearing interest at 4.95%. The loan agreement called for monthly payments of $2,500 and was scheduled to mature on March 14, 2019. Proceeds from the loan were used to purchase a pile driver and related equipment and is secured by the equipment. The outstanding balance at September 30, 2016, is $69,000.

Plan B, a subsidiary of the Company, entered into a business loan agreement prior to the acquisition with Tri Counties Bank dated April 9, 2014, in the original amount of $250,000 bearing interest at 4.95%. The loan agreement calls for monthly payments of $4,700 and is scheduled to mature on April 9, 2019. Proceeds from the loan were used to purchase racking inventory and related equipment. The loan is secured by the inventory and equipment. The outstanding balance at September 30, 2016, is $136,700.

MD Energy, a subsidiary of the Company, entered into notes payable in October 2014, secured by transportation equipment, requiring combined monthly payments of $1,500 including principal and interest at various rates of interest per annum. Principal and any accrued interest are payable until September 2019. One note was cancelled with the disposition of the vehicle and another note was paid in full during the quarter ended June 30, 2016.

On December 31, 2015, the Company entered into a $2.5 million Credit Facility or the Credit Agreement with JPMorgan Chase Bank, N.A. Availability under the Credit Facility is a Line of Credit with a Letter of Credit Sublimit up to $2.5 million. Upon execution, the Company accessed $1.8 million that was repaid in full on January 5, 2016. The Company had no borrowings under the Credit Agreement during the quarter ended September 30, 2016. The Credit Agreement matures on November 30, 2017, but may be cancelled at any time by the Company. Loans are secured by a security interest in the Company’s account held with the Lender. Interest on any unpaid balance accrues at the Prime Rate, as defined in the Credit Agreement; provided that, on any given day, shall not be less than the Adjusted One Month LIBOR rate. Until the maturity date, the Company shall pay monthly interest only on loans. The Credit Facility provides for the payment of certain fees, including fees applicable to each standby letter of credit and standard transaction fees with respect to any transactions occurring on account of any letter of credit. Subject to customary carve-outs, the Credit Agreement contains customary negative covenants and restrictions for agreements of this type on actions by the Company including, without limitation, restrictions on indebtedness, liens, investments, loans, consolidation, mergers, dissolution, asset dispositions outside the ordinary course of business, change in business and restriction on use of proceeds. In addition, the Credit Agreement requires compliance by the Company with covenants including, but not limited to, furnishing the lender with certain financial reports. The Credit Agreement contains customary events of default, including, without limitation, non-payment of principal or interest, violation of covenants, inaccuracy of representations in any material respect and cross defaults with certain other indebtedness and agreements.

On January 5, 2016, the Company entered into a loan agreement for the acquisition of a pile driver in the principle amount of $182,000 bearing interest at 5.5%. The loan agreement calls for monthly payments of $4,200 and is scheduled to mature on January 15, 2020. The loan is secured by the equipment. The outstanding balance at September 30, 2016, is $157,600.

On September 8, 2016, the Company entered into a loan agreement for the acquisition of a pile driver in the principle amount of $174,000 bearing interest at 5.5%. The loan agreement calls for monthly payments of $4,000 and is scheduled to mature on January 15, 2020. The loan is secured by the equipment. The outstanding balance at September 30, 2016, is $174,000.

5. ACQUISITION CONVERTIBLE PROMISSORY NOTES

On January 31, 2014, the Company issued 4% convertible promissory notes in the aggregate principal amount of $1,750,000 as part of the consideration paid to acquire 100% of the issued and outstanding stock of Sunworks United. The notes are convertible into shares of fully paid and non-assessable shares of common stock. The conversion price was $0.52 per share until March 30, 2015, which was amended to extend to March 31, 2016. The Notes were five (5) year notes and bore interest at the rate of 4% per annum. In February and March 2014, $625,000 of the notes was converted into 1,201,923 shares of common stock, leaving a remaining note balance of $1,125,000 as of December 31, 2014. During the twelve months ended December 31, 2015, the Company issued 721,154 shares of common stock upon conversion of principal in the amount of $375,000. The principal note balance remaining as of December 31, 2015 was $750,000. On February 29, 2016, the $750,000 balance remaining was fully converted into 1,442,308 shares of common stock. The Company recorded amortization of the beneficial conversion feature as interest expense in the amount of $0 and $234,000 during the nine months ended September 30, 2016 and 2015, respectively.

On February 28, 2015, the Company issued a 4% convertible promissory note in the aggregate principal amount of $2,650,000 as part of the consideration paid to acquire 100% of the total outstanding stock of MD Energy. The note is convertible into shares of common stock on or after each of the following dates: November 30, 2015, November 30, 2016 and November 30, 2017. The conversion price is $2.60 per share. A beneficial conversion feature of $3,261,500 was calculated but capped at the $2,650,000 value of the note. The beneficial conversion feature was calculated by multiplying the difference between the fair value of stock at the date of the note $5.80 less the conversion price of $2.60 multiplied by the maximum number of share subject to conversion, 1,019,231. In November 2015, the Company issued 339,743 shares of common stock upon conversion of the principal amount of $883,000. Commencing on March 31, 2015, and each quarter thereafter during the first two (2) years of the note, the Company will make quarterly interest only payments to the shareholder for accrued interest on the Note during the quarter. Commencing with the quarter ending on June 30, 2017, the Company will make quarterly payments of interest accrued on the convertible note during the prior quarter plus $221,000 with the final payment of all outstanding principal and accrued but unpaid interest on the convertible note due and payable on February 28, 2020 (the maturity date). The Company recorded amortization of the beneficial conversion feature as interest expense in the amount of $210,000 and $240,000 during the three months ended September 30, 2016 and 2015, respectively, and $693,000 and $565,000 during the nine months ended September 30, 2016 and 2015, respectively. The debt discount will be amortized over the life of the convertible note, or until such time that the convertible note is converted, in full or in part, into shares of common stock of the Company with any unamortized debt discount continuing to be amortized in the event of any partial conversion thereof and any unamortized debt discount being expensed at such time of full conversion thereof.

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

6. CONVERTIBLE PROMISSORY NOTES

On March 1, 2013, the Company entered into a securities purchase agreement providing for the sale of a 5% convertible promissory note in the aggregate principal amount of $8,000 for consideration of $8,000. The note was convertible into shares of common stock of the Company at a price equal to a variable conversion price equal to the lesser of $0.52 per share or the lowest closing price after the effective date. The note matured on March 31, 2015 and the Company issued 16,987 shares of common stock for principal in the amount of $8,000 plus accrued interest of $800.

On January 29, 2014, the Company entered into a securities purchase agreement providing for the sale of a 10% convertible promissory note in the principal amount of up to $100,000. Upon execution of the note, the Company received an initial advance of $90,000. On December 4, 2014, the Company issued 192,543 shares of common stock upon conversion of $60,000 in principal, plus interest of $5,000. As of December 31, 2014, the remaining balance was $30,000. The note was convertible into shares of common stock of the Company at a price equal to a variable conversion price equal to the lesser of $0.338 per share, or fifty percent (50%) of the lowest trading price after the effective date. The Company issued 97,633 shares of common stock upon conversion of principal in the amount of $30,000 plus accrued interest of $3,000 during the nine months ended September 30, 2015

On January 31, 2014, the Company entered into a securities purchase agreement providing for the sale of a 10% convertible promissory note in the principal amount of up to $750,000 for consideration of $750,000. The proceeds were restricted and were used for the purchase of Solar United Network, Inc. The note was convertible into shares of common stock of the Company at a price equal to a variable conversion price equal to the lesser of $1.30 per share, or fifty percent (50%) of the lowest trading price after the effective date. As of September 30, 2014, the note was exchanged for a new note with a fix price of $0.338, and convertible into shares of common stock. Per ASC 815, the derivative liability on the note was extinguished and the new note was re-valued per ASC 470 as a beneficial conversion feature, which was expensed in the statement of operations during the prior year. The note originally matured on October 28, 2014, was extended three months to January 31, 2015, was extended to September 30, 2016, and in March 2016 was subsequently extended to June 30, 2019 with zero interest. The Company recorded interest expense in the amount of $11,000 and $60,000 during the nine months ended September 30, 2016 and 2015, respectively. During the nine months ended September 30, 2016, the noteholder made a partial conversion of principal and accrued interest in the amount of $196,000 and $45,000 respectively with a remaining principal balance of $554,000.

On February 11, 2014, the Company entered into a securities purchase agreement providing for the sale of a 10% convertible promissory note in the principal amount of up to $100,000. Upon execution of the note, the Company received an initial advance of $20,000. In February and March, the Company received additional advances in an aggregate amount of $80,000 for an aggregate total of $100,000. The note was convertible into shares of common stock of the Company at a price equal to a variable conversion price equal to the lesser of $1.30 per share, or fifty percent (50%) of the lowest trading price after the effective date. As of September 30, 2014, the note was exchanged for a new note with a fixed price of $0.338, and convertible into shares of common stock. Per ASC 815, the derivative liability on the note was extinguished and the new note was re-valued per ASC 470 as a beneficial conversion feature. The note matured on various dates from the effective date of each advance with respect to each advance. At the sole discretion of the lender, the lender was able to modify the maturity date to be twelve (12) months from the effective date of each advance. The note matured on various dates in 2014, and was extended to September 30, 2016, and in March 2016 was subsequently extended to June 30, 2019 with zero interest. The Company recorded interest expense in the amount of $0 and $8,000 during the nine months ended September 30, 2016 and 2015, respectively.

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

Common Stock

During the nine months ended September 30, 2016, the Company issued 1,442,309 shares of common stock at a price of $0.52 per share for conversion of principal for three convertible promissory notes in the aggregate amount of $750,000.

During the nine months ended September 30, 2016, the Company issued 711,586 shares of common stock at a price of $0.338 per share for partial conversion of principal and interest for a convertible promissory note in the aggregate amount of $241,000.

During the nine months ended September 30, 2016, the Company issued 379,491 shares of restricted common stock per terms of the performance-based RSGA awards and another 746,157 vested shares of restricted common stock that remain to be issued. The Company recorded stock based compensation costs at fair value as of the date of grant of $5,541,000 related to the vesting of these awards.

Preferred Stock

On November 25, 2015, the Company designated 1,700,000 shares, of its authorized preferred stock, as Series B Preferred Stock, $0.001 par value per share. The Certificate of Designation was filed with the Secretary of State of the State of Delaware. Pursuant to the Certificate of Designation and subject to the rights of any other series of preferred stock that may be established by the Board of Directors, holders of Series B Preferred Stock (the “Holders”) will have liquidation preference over the holders of the Company’s Common Stock in any distribution upon winding up, dissolution, or liquidation. Holders will also be entitled to receive dividends, if, when and as declared by the Board of Directors, which dividends shall be payable in preference and priority to any payment of any dividend to holders of Common Stock. Holders will be entitled to convert each share of Series B Preferred Stock into one (1) share of Common Stock, and will also be entitled to vote together with the holders Common Stock on all matters submitted to shareholders at a rate of one (1) vote for each share of Series B Preferred Stock. In addition, so long as at least 100,000 shares of Series B Preferred Stock are outstanding, the Company may not, without the consent of the Holders of at least a majority of the shares of Series B Preferred Stock then outstanding: (i) amend, alter or repeal any provision of the Certificate of Incorporation or bylaws of the Company or the Certificate of Designation so as to adversely affect any of the rights, preferences, privileges, limitations or restrictions provided for the benefit of the Holders or (ii) issue or sell, or obligate itself to issue or sell, any additional shares of Series B Preferred Stock, or any securities that are convertible into or exchangeable for shares of Series B Preferred Stock. 1,506,024 shares of Series B Preferred stock, at a fair value of $4,500,000 were issued in December 2015 in connection with the acquisition of Plan B.

8. STOCK OPTIONS, RESTRICTED STOCK AND WARRANTS

Options

As of September 30, 2016, the Company has 1,534,574 non-qualified stock options outstanding to purchase 1,534,574 shares of common stock, per the terms set forth in the option agreements. The stock options vest at various times, and are exercisable for a period of seven years from the date of grant at exercise prices ranging from $0.26 to $4.42 per share, the market value of the Company’s common stock on the date of each grant. The Company determined the fair market value of these options by using the Black Scholes option valuation model.

	September 30, 2016
		Weighted
	Number	average
	of	exercise
	Options	price
Outstanding, beginning January 1, 2016	899,574	$1.30
Granted	635,000	2.69
Exercised	-	-
Expired	-	-
Outstanding, end of September 30, 2016	1,534,574	1.87
Exercisable at the end of September 30, 2016	938,188	1.30

During the nine months ended September 30, 2016 and 2015, the Company charged a total of $222,000 and $75,000 respectively, to operations related to recognized stock based compensation expense for stock options.

Restricted Stock CEO

During the year ended December 31, 2013, the Company entered into a restricted stock grant agreement or RSGA with its Chief Executive Officer, James B. Nelson, intended to provide and incentivize Mr. Nelson to improve the economic performance of the Company and to increase its value and stock price. All shares issuable under the RSGA are performance-based shares and are valued as of the grant date at $0.47 per share. The RSGA provides for the issuance of up to 769,230 shares of the Company’s common stock to Mr. Nelson provided certain milestones are met in certain stages. As of September 30, 2014, two of the milestones were met, when the Company’s market capitalization exceeded $10 million and the consolidated gross revenue, calculated in accordance with GAAP, equaled or exceeded $10 million for the trailing twelve-month period. The Company issued 384,615 shares of common stock to Mr. Nelson at fair value of $786,000 during the year ended December 31, 2014. If the Company’s consolidated net profit, calculated in accordance to GAAP, equals or exceeds $2 million for a trailing twelve-month period and the sooner of Mr. Nelson’s retirement, change of control, or January 2019, the Company will issue an additional 384,615 shares of the Company’s common stock to Mr. Nelson. We have not recognized any cost associated with the third milestone due to the inability to estimate the probability of it being achieved. As the final performance goal is achieved, the shares shall become eligible for vesting and issuance.

In recognition of the efforts of James B. Nelson, the Company’s Chief Executive Officer, in leading the Company through the uplisting and financing transaction consummated by the Company in 2015, on August 31, 2016, the Company granted Mr. Nelson a restricted stock grant of 250,000 shares of the Company’s common stock pursuant to the terms of the Company’s 2016 Equity Incentive Plan (the “2016 Plan”). All shares issuable under the RSGA are valued as of the grant date at $2.90 per share. The restricted stock grant to Mr. Nelson will vest upon the earlier of (i) January 1, 2021, (ii) a Change of Control as defined in the 2016 Plan (iii) upon Mr. Nelson’s retirement or (iv) upon Mr. Nelson’s death. “Change of Control” as defined in the 2016 Plan means (i) a sale of all or substantially all of the Company’s assets or (ii) a merger with another entity or an acquisition of the Company that results in the existing shareholders of the Company owning less than fifty percent (50%) of the outstanding shares of capital stock of the surviving entity following such transaction.

In the 3 months ended September 30, 2016, one month’s or $14,000 of stock based compensation expense was recognized for the August 31, 2016 RSGA.

Restricted Shares to Shareholders

During the year ended December 31, 2014, the Company entered into RSGAs with the three Shareholders of Sunworks United (Sunworks United Shareholders), intended to provide incentive to the recipients to ensure economic performance of the Company. All shares issuable under the RSGAs are performance based shares and are valued as of the grant date at $5.12 per share. Each of the RSGAs provide for the issuance of up to 276,924 shares of the Company’s common stock in the aggregate to the Sunworks United Shareholders provided certain milestones are met in certain stages as follows: a) If the Company’s aggregate net income from operations, for any trailing four (4) quarters equals or exceeds $2 million, the Company will issue each Sunworks United Shareholder 92,308 shares of common stock and 276,924 shares in the aggregate; b) If the Company’s aggregate net income from operations, for any trailing four (4) quarters exceeds $3 million, the Company will issue each Sunworks United Shareholder 92,308 shares and 276,924 shares of common stock in the aggregate; c) If the Company’s aggregate net income from operations, for any trailing four (4) quarters exceeds $4 million, the Company will issue each Sunworks United Shareholder 92,307 and 276,924 shares in the aggregate. Based on the probability that the first milestone would be achieved the Company recognized $100,000 in stock compensation expense during the year 2015. As of September 30, 2016 the Company achieved each of the three milestones. During the quarter ended June 30, 2016 the Company issued 276,924 shares in aggregate associated with the first milestone. The issuance of the remaining 553,845 shares will be completed during the fourth quarter of 2016. The stock based compensation expense associated with the achievement of the second and third milestones totaled $2,837,000 and was recognized in the quarter ended September 30, 2016. No additional compensation expense will be required with the issuance of the 553,845 shares.

Restricted Shares to Employees

During the year ended December 31, 2014, the Company entered into RSGAs with certain employees of Sunworks United, intended to provide incentive to the recipients to ensure certain economic performance of the Company. All shares issuable under the RSGA are performance based shares and are valued as of the grant date at $5.12 per share. Each of the RSGAs provides for the issuance of up to 38,462 shares of the Company’s common stock to each employee provided certain milestones are met in certain stages as follows: a) If the Company’s aggregate net income from operations, for any trailing four (4) quarters equals or exceeds $2 million, the Company will issue to each employee 12,821 shares of common stock and 64,105 shares in the aggregate; b) If the Company’s aggregate net income from operations, for any trailing four (4) quarters exceeds $3 million, the Company will issue each employee 12,821 shares of common stock and 64,105 shares in the aggregate; c) If the Company’s aggregate net income from operations, for any trailing four (4) quarters exceeds $4 million, the Company will issue each employee 12,820 and 51,280 shares in the aggregate. Based on the probability that the first milestone would be achieved the Company recognized $33,000 in stock compensation expense during the year 2015. As of September 30, 2016 the Company achieved each of the three milestones. During the quarter ended June 30, 2016 the Company issued 64,105 shares in aggregate associated with the first milestone. The issuance of the remaining 115,385 shares will be completed during the fourth quarter of 2016. The stock based compensation expense associated with the achievement of the second and third milestones totaled $591,000 and was recognized in the quarter ended September 30, 2016. No additional compensation expense will be required with the issuance of the 115,385 shares.

Restricted Shares to Former CFO

On February 1, 2015, the Company entered into a RSGA with its former Chief Financial Officer, intended to provide incentive to the former CFO to ensure certain economic performance of the Company. All shares issuable under the RSGA are performance-based shares and are valued as of the grant date at $4.21 per share. The RSGA provides for the issuance of up to 115,385 shares of the Company’s common stock provided certain milestones are met in certain stages as follows: a) If the Company’s aggregate net income from operations, for any trailing four (4) quarters equals or exceeds $2 million, the Company will issue 38,462 shares of common stock; b) If the Company’s aggregate net income from operations, for any trailing four (4) quarters exceeds $3 million, the Company will issued 38,462 shares of common stock; c) If the Company’s aggregate net income from operations, for any trailing four (4) quarters exceeds $4 million, the Company will issue 38,461. As of September 30, 2016 the Company achieved each of the three milestones. During the quarter ended June 30, 2016 the Company issued 38,462 shares associated with the first milestone. The issuance of the remaining 76,723 shares will be completed during the fourth quarter of 2016. The stock based compensation expense associated with the achievement of the second and third milestones totaled $324,000 and was recognized in the quarter ended September 30, 2016. No additional compensation expense will be required with the issuance of the 76,723 shares.

Under the terms of the RSGA, the Company issued 379,491 shares of restricted common stock in the nine months ended September 30, 2016. Another 746,157 shares of restricted common stock vested and remain to be issued. The total combined option and restricted stock compensation expense recognized, in the statement of operations, during the nine months ended September 30, 2016 and 2015 was $5,764,000 and $107,000 respectively.

Warrants

As of September 30, 2016, the Company had 2,997,000 common stock purchase warrants outstanding with an exercise price of $4.15 per share.

9. SUBSEQUENT EVENTS

None.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and we intend that such forward-looking statements be subject to the safe harbors created thereby. For this purpose, any statements contained in this Quarterly Report on Form 10-Q except for historical information may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue” or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. In addition, any statements that refer to projections of our future financial performance, trends in our businesses, or other characterizations of future events or circumstances are forward-looking statements.

The forward-looking statements included herein are based on current expectations of our management based on available information and involve a number of risks and uncertainties, all of which are difficult or impossible to predict accurately and many of which are beyond our control. As such, our actual results may differ significantly from those expressed in any forward-looking statements. Readers should carefully review the factors identified in this report under the caption “Risk Factors” as well as the additional risks described in other documents we file from time to time with the Securities and Exchange Commission (“SEC”), including our most recent Annual Report on Form 10-K and subsequent quarterly reports on Form 10-Q. In light of the significant risks and uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by us or any other person that such results will be achieved, and readers are cautioned not to place undue reliance on such forward-looking information. Except as may be required by law, we disclaim any intent to revise the forward-looking statements contained herein to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Unless otherwise noted, (1) “Sunworks” refers to Sunworks, Inc., a Delaware corporation formerly known as Solar3D, Inc. (2) “Company,” “we,” “us,” and “our,” refer to the ongoing business operations of Sunworks and its Subsidiaries, whether conducted through Sunworks or a subsidiary of Sunworks, (3) “Subsidiaries” refers collectively to Sunworks United, Inc. (“Sunworks United”), MD Energy, Inc. (“MD Energy”) and Elite Solar Acquisition Sub, Inc. (“Elite Solar”).

Business Introduction / Overview

We provide photo voltaic (“PV”) based power systems for the commercial, agricultural and residential markets in California, Nevada and Oregon. Through our operating subsidiaries, we design, arrange financing, integrate, install and manage systems ranging in size from 2kW (kilowatt) for residential loads to multi MW (megawatt) systems for larger commercial or agricultural projects. Commercial installations have included office buildings, manufacturing plants, and warehouses. Agricultural facilities include farms, wineries and dairies. The Company provides a full range of installation services to our solar energy customers including design, system engineering, procurement, permitting, construction, grid connection, warranty, system monitoring and maintenance.

We adhere to the business principles of:

1.	Doing what is right for the customer;

2.	Delivering the best value in our industry; and

3.	Doing what we say we will do.

Approximately fifty-seven percent (57%) of our third quarter 2016 revenue ended September 30, 2016, was from sales to the commercial and agricultural market. Approximately forty-three percent (43%) of our revenue was from sales to the residential market.

Name Change

On March 1, 2016, the Company changed its name from Solar3D, Inc. to Sunworks, Inc. with simultaneous NASDAQ stock symbol change from SLTD to SUNW. Also, on February 26, 2016, the Company changed the name of its wholly-owned subsidiary, Solar United Network, Inc. to Sunworks United, Inc.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to impairment of property, plant and equipment, intangible assets, deferred tax assets and fair value computation using the Black Scholes option pricing model. We base our estimates on historical experience and on various other assumptions, such as the trading value of our common stock and estimated future undiscounted cash flows, that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions; however, we believe that our estimates, including those for the above-described items, are reasonable.

Additionally, certain reclassifications have been made to prior period financial statements to conform to the current period presentation.

Revenue Recognition

Revenues and related costs on construction contracts are recognized using the “percentage of completion method” of accounting in accordance with Accounting for Performance of Construction-Type and Certain Production Type Contracts (“ASC 605-35”). Under this method, contract revenues and related expenses are recognized over the performance period of the contract in direct proportion to the costs incurred as a percentage of total estimated costs for the entirety of the contract. Costs include direct material, direct labor, subcontract labor and any allocable indirect costs. All un-allocable indirect costs and corporate general and administrative costs are charged to the periods as incurred. However, in the event a loss on a contract is foreseen, the Company recognizes the loss, as it is determined. The Asset, “Costs in excess of billings”, represents revenues recognized in excess of amounts billed on contracts in progress. The Liability, “Billings in excess of costs”, represents billings in excess of revenues recognized on contracts in progress.

At September 30, 2016 and 2015, the costs in excess of billings balance was $8,108,000 and $1,972,000 and the billings in excess of costs balance was $3,800,000 and $1,366,000 respectively.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2016 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2015

Three months of Sunworks United (f/k/a Solar United Network), MD Energy and Plan B operations were consolidated into the Company’s financial statements for the period ended September 30, 2016. Three months of Sunworks and MD Energy operations were consolidated into the Company’s financial statements for the period ended September 30, 2015.

REVENUE AND COST OF SALES

For the three months ended September 30, 2016, revenue for the Company declined to $17,563,000 compared to $19,730,000 for the three months ended September 30, 2015. Cost of sales for the three months ended September 30, 2016, was $12,827,000 compared to $14,400,000 for the three months ended September 30, 2015. Revenues and cost of sales decreased primarily due to procedural delays in receiving various approvals from authorities that have jurisdiction for larger commercial and agricultural contracts. These authorities include Federal, state and county governments and electrical utilities. These authorities include the Army Corp of Engineers for installations in areas designated as being flood plains. Approvals are pending from the Division of State Architecture for projects on school sites. Other projects are awaiting approvals for utility or transformer upgrades from Pacific Gas & Electric and other electrical service providers. As Sunworks’ geographical footprint expands, each county has its own unique requirements some more intricate to comply with than other counties. The delays are considered temporary and result in these project revenues being pushed into future months.

Gross profit for the Company declined to $4,736,000 compared to $5,330,000 for the three months ended September 30, 2016 and 2015, respectively. The gross margin percentage was 26.9% in the third quarter of 2016 compared to 27.0% in the same quarter of 2015. Commercial jobs were 57% of sales in the third quarter of 2016 compared to 65% of sales in the same period the prior year. Commercial jobs in general have lower gross profit margins compared to residential jobs. The decrease in gross margin percentage is the result of a combination of labor and subcontracted costs being expensed as period costs compared to prior quarters. As jobs are delayed by a lack of governmental approvals or weather, direct labor and subcontractor efficiencies drop. While material prices are declining the realization of the benefit is delayed as the company completes utilizing its higher-cost existing inventories.

SELLING AND MARKETING EXPENSES

For the three months ended September 30, 2016, the Company had selling and marketing or S&M expenses of $2,145,000 compared to $1,835,000 for the three months ended September 30, 2015. S&M expenses increased primarily due to increases in media advertising expenses and in commercial sales related personnel costs. During the third quarter, the decision was made to shift the focus of the residential sales effort from media advertising and from staffing a call center to a direct sales approach. The call center was closed and new media advertising was significantly reduced. The larger portion of these cost reductions will not be experienced until the 4th quarter. We have substantially increased the number of commercial and agricultural sales team members and their compensation. As a percentage of revenue, S&M expenses were 12% of third quarter revenues in 2016 compared to 9% in the third quarter of 2015. We have specially-designed marketing efforts and tracking systems in place that enable us to attract new customers at a lower cost and higher conversion rate than what we believe to be the industry average. This same tracking system also helps to identify which marketing efforts are productive and was a basis for determining that the residential direct sales marketing approach may be more cost effective.

GENERAL AND ADMINISTRATIVE EXPENSES

Total general and administrative or G&A expenses increased to $4,250,000 for the three months ended September 30, 2016, compared to $1,744,000 for the three months ended September 30, 2015. Some of the increase in G&A expenses was due to the costs associated with acquisition of Elite Solar. Furthermore, there are additional costs associated with opening four new offices, additional personnel, vehicles, insurance and a variety of professional expenses driven by the significant organic growth realized by the Sunworks operations compared to the prior year. As a percentage of revenue, G&A expenses increased to 24% in the third quarter compared to 9% in the third quarter of 2015. Certain G&A expenses are fixed costs, over the short term which results in a the costs being a higher percentage of revenue when calculated based upon a lower revenue amount.

With each acquisition, we also look to transition most back office functions to our corporate headquarters to control costs and make our operations consistent across our subsidiaries. We believe that the strategy of centralizing certain functions such as purchasing, supplier relations, accounting, human resources and other basic functions help to more effectively support operations, realize strategic synergies and reduce the need to increase costs as sales continue to grow.

STOCK BASED COMPENSATION EXPENSES

During the three months ended September 30, 2016 we incurred $3,902,000 in non-cash stock-based compensation expense. The majority or $3,752,000 of the non-cash stock compensation expense is the result of the Company meeting the second and third milestones of the 2014 Restricted Stock Grant Agreements for the Sunworks United employees and includes restricted shares for the former CFO. The respective performance milestones that were achieved include reaching $3 million and $4 million in aggregate net income from operations for the trailing four (4) quarters. With the achievement of these final two milestones, the Company will issue an additional 746,157 shares of common stock in the aggregate. The weighted average value of the shares expensed during the quarter is calculated as of the 2014 and 2015 historical grant dates. The historical grant date weighted-average value is $5.03 per share.

Approximately $14,000 of additional stock based compensation was expensed for the August 31, 2016 grant of 250,000 restricted shares to the CEO at the per share value at the date of grant of $2.90. This grant is being expensed on a straight-line basis over 52 months.

Stock based compensation related to the employee options totaled $135,000 during the quarter. This compares to $32,000 in non-cash stock based compensation expense during the three months ended September 30, 2015, primarily related to stock options.

RESEARCH AND DEVELOPMENT

Research and development costs for the three months ended September 30, 2016 and 2015 were $0 and $6,000 respectively. These costs were associated with research and patent work for a 3-dimensional solar cell. The novel 3D cell is theoretically superior to conventional panels but is still in the development stage, needing to be manufactured and field tested on a larger scale. Whether the Company can find a PV panel manufacturer willing to invest the time and productive resources to manufacture such panels is unknown.

NET (LOSS) INCOME BEFORE OTHER INCOME (EXPENSES)

Net (loss) before other income (expenses) for the third quarter ended September 30, 2016, was $5,662,000 compared to a net income of $1,703,000 for the three months ended September 30, 2015. The significant decrease year over year was primarily the result of the recognition of $3,902,000 of non-cash stock based compensation, higher selling and marketing costs, general and administrative costs and lower commercial sale revenues. The commercial revenues declined as the result of delays in receiving governmental and utility approvals necessary to allow for the installation, completion and connection of several larger commercial jobs.

OTHER INCOME/(EXPENSES)

Other expenses were $423,000 for the three months ended September 30, 2016, compared to $301,000 for the three months ended September 30, 2015. Interest expense for the third quarter ended September 30, 2016, decreased to $209,000 from $301,000 for the quarter ended September 30, 2015. The decrease is attributable to the conversion of a 4% interest-bearing convertible note to common stock in November 2015. The remaining interest expense is largely due to non-cash debt discount amortization treated as interest for the same convertible promissory notes in both quarters.

NET (LOSS) INCOME

The net (loss) for the three months ended September 30, 2016, was $6,085,000 compared to net income of $1,402,000 for the three months ended September 30, 2015. The decrease in net income is also the result of revenues for the quarter being $2,167,000 less than the prior year, while sales and marketing and general and administrative expenses have grown to support higher sales volumes and geographical expansion.

Included in the quarterly net loss is $3,902,000 of non-cash stock based compensation. $3,752,000 of the non-cash stock compensation expense is a one-time expense due to the 2014 & 2015 Restricted Stock Grant Agreements performance targets being achieved in the second quarter and vesting in the third current quarter.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2015

Nine months of Sunworks United (f/k/a Solar United Network), MD Energy and Plan B operations were consolidated into the Company’s financial statements for the period ended September 30, 2016. Nine months of Sunworks and eight months of MD Energy operations were consolidated into the Company’s financial statements for the period ended September 30, 2015.

REVENUE AND COST OF SALES

For the nine months ended September 30, 2016, revenue for the Company grew to $67,981,000 or 87% compared to $36,394,000 for the nine months ended September 30, 2015. Cost of sales for the nine months of 2016 was $48,156,000 compared to $25,670,000 for the nine months of 2015. Revenue and cost of sales increased primarily due to the addition of the Plan B operation acquired plus significant organic growth realized by the Sunworks United operations compared to the prior year. Substantial efforts have been made year over year to drive sales primarily in the commercial and agricultural markets.

Gross profit for the Company grew to $19,825,000. This is an increase of 85% compared to $10,724,000 for the nine months of 2016 and 2015, respectively. The gross margin percentage is nearly unchanged at 29% in the nine months of 2016 compared to 29% for the nine months of 2015 even with a higher percentage of commercial versus residential jobs. Commercial jobs in general have smaller gross profit margins compared to residential jobs.

SELLING AND MARKETING EXPENSES

For the nine months of 2016, the Company incurred S&M expenses of $7,932,000, compared to $5,179,000 for the nine months of 2015. Overall S&M expenses increased primarily due to increases in media advertising, additional personnel and call center related expenses. As a percentage of revenues S&M expenses decreased to 12% in the nine months of 2016 compared to 14% in the nine months of 2015. We have specially-designed marketing efforts and tracking systems in place that enable us to attract new customers at a lower cost and higher conversion rate than what we believe to be the industry average. We utilize several marketing tools and business strategies to differentiate ourselves from our competitors and attract new customers.

GENERAL AND ADMINISTRATIVE EXPENSES

G&A expenses increased to $10,322,000 for the nine months ended September 30, 2016, compared to $4,534,000 for the nine months ended September 30, 2015. G&A expenses increased primarily due to the cost associated with the Plan B operations that were acquired plus expenses required to generate and administer the significant organic growth realized by the Sunworks United operations compared to the prior year. On a percentage of revenue, G&A expenses increased to 15% of revenues in the nine months of 2016 compared to 12% in the nine months of 2015. Some G&A expenses are fixed costs which result in a lower percentage when spread over a higher revenue amount.

Several new initiatives also increased costs in the nine months of 2016 compared to 2015. These initiatives include, but are not limited to, rebranding the company, adding personnel and systems necessary to build more efficient front and back office operations. The Company added locations, personnel and vehicles to expand both residential and commercial operations. New offices include Chico and the South Bay area of California, White City, Oregon. A commercial office in Turlock, California was also added.

STOCK BASED COMPENSATION EXPENSES

In the nine months of 2016 we incurred approximately $5,764,000 in non-cash stock compensation costs associated with RSGAs and options compared to $107,000 in the prior period. This 2016 amount was due to meeting the three milestones of the 2014 Restricted Stock Grant Agreements for the Sunworks United employees and our former CFO. The milestones were the achievement of $2 million, $3 million and $4 million in aggregate net income from operations for trailing four (4) quarters. To date, the Company issued 379,491 shares of common stock in the aggregate during the nine months of 2016 following the achievement of the first of the three milestones. With the achievement of the final two milestones, the Company will issue an additional 746,157 shares of common stock in the aggregate. The weighted average value of the shares expensed during the year is calculated as of the 2014 and 2015 historical grant dates. The historical grant date weighted-average value is $5.03 per share. This compares to $107,000 in non-cash stock compensation expense during the nine months ended September 30, 2015, primarily related to stock options.

RESEARCH AND DEVELOPMENT

Research and development costs for the nine months ended September 30, 2016 and 2015 were $0 and $53,000 respectively. These costs were associated with research and patent work for a 3-dimensional solar cell. The novel 3D cell is theoretically superior to conventional panels but is still in the development stage, needing to be manufactured and field tested on a larger scale. Whether the Company can find a PV panel manufacturer willing to invest the time and productive resources to manufacture such panels is unknown.

NET (LOSS) INCOME BEFORE OTHER INCOME (EXPENSES)

Net (loss) before other income (expenses) for the nine months ended September 30, 2016, was $4,408,000 compared to a net income of $825,000 for the nine months of 2015. The $5,233,000 decrease in results year over year is primarily the result the year-to-date stock compensation expense of $5,764,000.

OTHER INCOME/(EXPENSES)

Other expenses increased to $1,312,000 for the nine months of 2016, compared to $948,000 for the nine months of 2015. Interest expense for the nine months ended September 30, 2016, decreased to $763,000 from $1,023,000 for the first nine months of 2015, primarily due to a reduction in non-cash debt discount and amortization treated as interest for convertible promissory notes for both years.

NET (LOSS) INCOME

Net (loss) for the nine months of 2016, was $5,720,000 compared to a net (loss) of $123,000 for the nine months of 2015. While sales grew 87% with the addition of Plan B operations and organic growth, the decrease in net income was primarily the result of the $5,543,000 non-cash stock based compensation that the Company was required to recognize under the terms of the 2014 and 2015 Restricted Stock Grants. The expense is being recognized at the weighted average grant date share value of $5.03 per share, well above the current share price.

LIQUIDITY AND CAPITAL RESOURCES

We had $6,661,000 in cash at September 30, 2016, as compared to $12,040,000 at December 31, 2015. We believe that the aggregate of our existing cash, in addition to the funds available under our Credit Agreements and funds expected to be generated from accounts receivable will be sufficient to meet our operating cash requirements for at least the next 12 months.

As of September 30, 2016, our working capital surplus was $12,786,000 compared to a working capital surplus of $11,674,000 at December 31, 2015.

Cash flow used in operating activities was $2,711,000 for the nine months of 2016, compared to $1,794,000 used in the nine months of 2015. This cash used in operating activities during the nine months of 2016 was primarily attributable to higher costs in excess of billings, accounts receivable, and inventory partially offset by higher accounts payable and accrued liabilities and billings in excess of costs.

Cash used in investing activities was $644,000 for the nine months ended September 30, 2016, compared to $982,000 used in the nine months ended September 30, 2015. In 2016 our investing was primarily for property, plant and equipment compared to primarily acquisition related in the nine months of 2015.

Net cash used from financing activities during the nine months of 2016 was $2,024,000 resulting from net reductions in borrowing compared to the nine months of 2015 where we generated $11,621,000 in net cash. The cash generated in 2015 was due to equity financing through the issuance of 3 million new common shares.

On December 31, 2015, we entered into a $2.5 million Credit Facility with JPMorgan Chase Bank, N.A. Availability under the Credit Facility is a Line of Credit with a Letter of Credit Sublimit up to $2.5 million. The Company had zero outstanding at September 30, 2016 compared to $1.8 million that was drawn on December 31, 2015 and repaid in 2016. The Credit Facility matures on November 30, 2017, but may be cancelled at any time by the Company. Loans are secured by a security interest in the Company’s account held with the Lender. Interest on any unpaid balance accrues at the Prime Rate; provided that, on any given day, shall not be less than the Adjusted One Month LIBOR rate. Until the maturity date, the Company shall pay monthly interest only. While we currently generate sufficient cash to meet our operating cash requirements, we have the ability to access cash under the credit facility should our management determine to do so.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15f of the Exchange Act) that occurred during the period ended September 30, 2016 that has materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In May, 2016, we issued 711,586 shares of common stock upon conversion of $241,000 in principal amount of convertible promissory notes at fair value.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Roseville, State of California, on November 10, 2016.

Sunworks, Inc.

Date: November 10, 2016	By:	/s/ James B. Nelson
James B. Nelson, Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2016	By:	/s/ Paul C. McDonnel
Paul C. McDonnel, Chief Financial Officer
(Principal Financial Officer)

