Form 10-K
period 2016-12-31
Sunworks, Inc.
filed 2017-03-29
CIK 1172631

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
[X]	Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the fiscal year ended December 31, 2016

OR

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from __________ to __________

Commission File No. 000-36868

Sunworks, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	01-0592299
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1030 Winding Creek Road, Suite 100

Roseville, CA 95678

(Address of principal executive office)

Registrant’s telephone number, including area code (916) 409-6900

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, Par Value $0.001 (Title of class)	The NASDAQ Stock Market LLC (Name of exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

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

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

The aggregate market value of the common stock held by non-affiliates as of June 30, 2016 was $42.2 million.

The outstanding number of shares of common stock as of March 28, 2017 was 22,440,664.

PART I

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

These risks and uncertainties include but are not limited to:

●	our limited operating history;
●	our ability to raise additional capital to meet our objectives;
●	our ability to compete in the solar electricity industry;
●	our ability to sell solar electricity systems;
●	our ability to arrange financing for our customers;
●	government incentive programs related to solar energy;
●	our ability to increase the size of our company and manage growth;
●	our ability to acquire and integrate other businesses;
●	relationships with employees, consultants, and suppliers; and
●	the concentration of our business in one industry in limited geographic areas.

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

We provide photovoltaic (“PV”) based power systems for the agricultural, commercial, industrial and residential markets in California, Oregon, Texas, New Mexico, and Nevada. Through our operating subsidiaries, we design, arrange financing, integrate, install, and manage systems ranging in size from 2kW (kilowatt) for residential loads to multi MW (megawatt) systems for larger commercial projects. Commercial installations have included office buildings, manufacturing plants, warehouses, and agricultural facilities such as farms, wineries, and dairies. The Company provides a full range of installation services to our solar energy customers including design, system engineering, procurement, permitting, construction, grid connection, warranty, system monitoring and maintenance.

We adhere to the business principles of:

1.	Doing what is right for the customer;
2.	Delivering the best value in our industry; and
3.	Doing what we say we will do.

We installed 976 residential systems in 2016 in California, Oregon and Nevada with approximately 6.8 MW of capacity. In 2015, we installed approximately 650 residential systems in California and Nevada with approximately 4.5 MW of capacity. The change between years represents a 50% increase in the number of residential systems and MW capacity installed.

We currently operate in one segment based upon our organizational structure and the way in which our operations are managed and evaluated. Approximately 67% of our 2016 revenue was from sales to the commercial market, including the agricultural market, and approximately 33% of our revenue was from sales to the residential market. Approximately 60% of our 2015 revenue was from sales to the commercial market, including the agricultural market, and approximately 40% of our revenue was from sales to the residential market.

Market Opportunity

We believe the following trends will contribute to the growth and prospects of our business:

●

Growing Market for Solar Energy. The markets for residential and commercial & industrial (C&I) distributed solar energy are growing rapidly. According to research compiled by GTM Research, an industry research firm, and the Solar Energy Industries Association (SEIA), 14.8 gigawatts of capacity was installed within the U.S. solar energy market in 2016, up 97% over 2015. This growth was driven by the anticipated expiration of the investment tax credit, which created a boom in all markers, residential, C&I and utility scale solar. Although GTM Research/SEIA forecasts that total installations will be down 10.3% this year, the markets that Sunworks targets are expected to continue to grow by 9% in residential and 11% in C&I.

We believe that the market for solar energy will continue to grow in the US due to favorable economics that are consistent with the Sunworks model. In the last year the price of solar modules has decreased by more than 40% and more residential and C&I customers are turning to solar because it saves money. As prices decline, more consumers are purchasing their solar systems. For the first time since 2010 more homeowners purchased their solar systems than leased or entered into power purchase agreements (PPAs). This trend indicates that “self-owned” solar is now the low-cost option for consumers in many markets. Since solar energy is still less than 2% of electricity generation in the U.S., there is significant growth opportunity in the immediate future. We believe that there is a significant opportunity for distributed solar energy to increasingly displace traditional retail electricity generated from fossil fuels.

●

Strong Regional Markets. According to the U.S. Solar Market Insight Report, California will continue to be the largest market for both residential and C&I, accounting for 36% and 32% of all solar installed across the country in 2017. As the market matures and policies change, we see the market segmenting into regions based on utilities districts, with local and regional companies enjoying much greater growth rates than national companies. Companies that have strong reputations for quality installations and professional sales staff will continue to see their market share increase as more homeowners and C&I companies buy “local” at the expense of national firms.

Strategy

Our strategy for growth continues to include organic growth and growth through acquisition. However, while we continue to seek opportunistic acquisitions, we now focus on growing organically. With scalable administrative and operational infrastructure in place, our organic growth strategy emphasizes the hiring of highly qualified, and motivated project developers who have a thorough understanding of the economics of our offering and the needs of our existing and potential customers. This approach will allow us to grow in our current geography as well as expand in to new territories throughout the Western United States. We anticipate taking advantage of the real growth in the solar market as well as gaining market share relative to key competitors.

In addition to pure organic growth, we have established commercial partnerships with other companies in the Southwestern US including Arizona and Texas, which will allow us to take advantage of emerging opportunities in those areas and beyond. We anticipate that the markets that we have entered via partnerships will show positive results in 2017 and grow into a substantial part of our business over time. Other less formal partnerships have been developed within our home territory that allows us access to many bid opportunities to which we had not previously had access.

In our residential business, we have expanded our methods of acquiring customers to include collaborating with third party residential sales companies. We believe that the scarce resource in the residential solar industry is quality, economic installations in which customers can trust. We provide outstanding operations and customer support, which have driven substantial demand for our branded installations. The result is that our sales partners can sell with confidence knowing that they are backed by installation and operations on which they can rely. We have had robust activity in developing relationships with outstanding sales companies. With some in-house direct sales in place and a robust referral business through our “Power Pay Plan”, we believe that we will add quality sales partners and grow our residential sales substantially faster than the market.

The success of our growth and quality partnerships is based on the reputation that we have developed for high quality and economical operations that our customers have come to rely on. We are very protective of our reputation and will continue to base our business on our guiding principles of putting our customers first, providing the best value in the industry and doing what we say we will do.

Company Operations

Employees

We employ a total of approximately 250 full-time employees. We may also utilize outside subcontractors to assist with installing solar systems for our commercial customers. Our direct installation labor is a combination of employees and contract labor. With each acquisition, we look to transition most back office functions to our corporate headquarters to reduce costs and make our operations consistent across our subsidiaries. We believe that our strategy of consolidating such functions as purchasing, supplier relations, accounting, human resources and other basic functions help to realize cost advantages and strategic synergies.

Sales and Marketing

We have approximately 60 employees primarily focused on sales, sales support and marketing in California, Oregon, Texas, New Mexico, and Nevada.

We also made a significant investment in residential customer acquisition in 2016. This aggressive approach included increases in media and direct advertising. The residential sales approach included the creation and staffing of a call center to support direct sales personnel for residential systems. In a matter of months, it was determined that the two-pronged residential sales approach of increasing the media advertising spend and staffing a call center was not cost effective and was discontinued.

Historically, we have had specially-designed marketing efforts and tracking systems in place that enabled us to attract new customers at a low cost and higher conversion rate than what we believe to be the industry average. We utilized several marketing tools and business strategies to differentiate ourselves from our competitors and attract new customers. We learned that this approach is not easily scalable but results in a steady stream of business when managed properly. We are now working more with third-party sales originators to generate most of its residential customer installations and mitigate the fixed costs and financial risk of maintaining its own direct sales force.

We have an advantage in the commercial solar market given our extensive contact list, resulting from our experience in the commercial and industrial construction market, which provides access to customer lists. Through our network of vendors, participation in variety of industry trade associations and independent sales consultants, we now have a growing list of repeat clients, as well as an active and loyal referral network.

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

We believe it is best for customers to own their own systems, but some customers prefer not to own their systems. We also have the ability to arrange financing with third parties through PPAs and leases for our customers.

Suppliers

We purchase solar panels and materials directly from multiple manufacturers. We intend to further coordinate purchases and optimize supply relationships to realize the advantages of greater scale.

If one or more of our suppliers fail to meet our anticipated demand, ceases or reduces production due to its financial condition, acquisition by a competitor or otherwise, it may be difficult to quickly identify alternate suppliers or to qualify alternative products on commercially reasonable terms, and our ability to satisfy this demand may be adversely affected. We do not, however, rely on any single supplier and, we believe, we can obtain needed solar panels and materials from a number of different suppliers. Accordingly, we believe that the loss of any single supplier would not materially affect our business.

We also utilize strategic companies with subcontractors for electrical installations, for racking and module installations, as well as numerous subcontractors for grading, landscaping, and construction for our large agricultural, commercial, and industrial customers.

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

Even with controlling every aspect of the installation process, the ability to perform on a contract is subject to limitations. There remain approval processes outside our immediate control whether the authority having jurisdiction be a city, a county, a state or the Federal government or one of its agencies in addition to the various utility companies and the weather.

After-Sales Support

It is our intent to provide continuing operation and maintenance services for our installed residential and commercial PV system. We provide extended factory equipment technical support and act as a service liaison using our proprietary knowledge, technology, and solar electric energy engineering staff. We do this through a 25 Year Limited Workmanship Warranty and Operations and Maintenance Program, which among other things provides a service and technical support line to our customers. We generally respond to our job site related issues within 24 hours and offer assistance as long as required to maintain customer satisfaction. Our price to customers includes this warranty, which is essentially a pass through of the manufacturers’ warranties.

Facilities

We maintain sales and installation offices in Roseville, Rocklin, Durham, Campbell (San Jose), Tulare, Turlock, and Rancho Cucamonga, California, in Reno, Nevada, and in White City, Oregon. We lease all of our offices and facilities.

Customers

Currently, the majority of our revenue comes from installations in California, Nevada with a small amount in Oregon. Approximately 67% of our sales in 2016 were in the commercial/agricultural market, up from 60% in 2015. Approximately 33% of revenues was generated by residential installations, down from 40% in 2015. We expect that these percentages will vary from year to year.

We install systems for the commercial market, which includes offerings to agricultural customers. We define small commercial projects as the installation of systems under 100kW, whereas large commercial projects involve the installation of systems greater than 100kW. Solar projects have received limited financing from traditional lending sources but we are encouraged by municipal PACE programs in California which have drawn funding sources such as Ygrene and California First into the financing of energy projects. Cycle times vary from twenty to thirty-five weeks, which is a common cycle for commercial projects. Larger projects typically have a longer cycle time than smaller projects. Agricultural system sizes vary significantly within this sector and can range from 10kW to multiple megawatts. Agricultural loans to farmers and tax-oriented leases are the primary funding sources within the industry. Similar to commercial installations, cycle times for agricultural projects may commonly range from twenty weeks to more than a year depending upon the authority having jurisdiction, the existing utility infrastructure and the various approvals required.

Our residential operations address the needs of property owners installing systems smaller than 20kW. The typical residential system installed is about 7kW with an average cycle time of 45 days. We facilitate purchase or lease financing and offer product options to fit the specific needs of each customer.

Competitors

In the solar installation market, we compete with companies that offer products similar to ours. Some of these companies have greater financial resources, operational experience, and technical capabilities than us. When bidding for solar installation projects, however, our current experience suggests that there is no clear dominant or preferred competitor in the markets in which we compete. We do not believe that any competitor has more than 10% of the market across all the areas that we operate. We compete with other solar installers on pricing, service and the ability to arrange financing. On a global scale, we also compete, on a cost basis, with traditional utilities that supply electricity to our potential customers and with companies that are not regulated like traditional utilities but that have access to the traditional utility electricity transmission and distribution infrastructure pursuant to state and local pro-competitive and consumer choice policies. Our advantage over traditional utilities is that we offer customers the opportunity to create their own electricity and detach from the traditional electrical grid.

Seasonality

Exposure to seasonality in our sales patterns is partially mitigated because of the breadth of our business offerings to residential, commercial and agricultural customers. We do find, however, that some customers tend to book projects by the end of a calendar year to realize the benefits of available subsidy programs prior to year-end. This, historically, results in fourth quarter bookings being more robust usually at the expense of the first quarter. The first quarter in California often has rain, which also reduces our ability to install and recognize revenues in that quarter relative to the remainder of the year.

Technology and Intellectual Property

Generally, the solar installation business is not dependent on intellectual property. Research and development costs for the development of the 3D cell ended in 2016.

In 2015, we spent $53,000 for research and patent work for a 3-dimensional solar cell. As the price of existing solar modules has dropped, the risk and projected cost to further develop, test and manufacture the 3-dimensional cell is not justifiable. The Company received a patent for the 3-dimensional solar cell for China during 2016.

During 2015, we have invested in the development and implementation of Vista by Viewpoint, an enterprise management system, to facilitate the integration and management of our recent and any future acquisitions. We began working with the new software in 2016 for accounting. Additional functionality will be added overtime.

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

Government Incentives

Federal, state and local government bodies provide incentives to owners, end users, distributors, system integrators and manufacturers of solar energy systems to promote solar energy in the form of rebates, tax credits and other financial incentives such as system performance payments, payments for renewable energy credits associated with renewable energy generation and exclusion of solar energy systems from property tax assessments. These incentives enable us to lower the price we charge customers to own or lease, our solar energy systems, helping to catalyze customer acceptance of solar energy as an alternative to utility-provided power.

The Federal government currently offers a 30% Investment Tax Credit (“ITC”) under Section 48(a) of the Internal Revenue Code, or the ITC, for the installation of certain solar power facilities until December 31, 2016. By statute, this tax credit was scheduled to decrease to 10% on January 1, 2017, but was extended in December 2015, by Congress through 2019, after which it will fall to 26% in 2020, 22% in 2021 and 10% in 2022.

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

Approximately 50% of states in the U.S. offer a personal and/or corporate investment or production tax credit for solar energy that is additive to the ITC. Further, these states, and many local jurisdictions, have established property tax incentives for renewable energy systems that include exemptions, exclusions, abatements, and credits. Many state governments, traditional utilities, municipal utilities and co-operative utilities offer a rebate or other cash incentive for the installation and operation of a solar energy system or energy efficiency measures. Capital costs or “up-front” rebates provide funds to solar customers based on the cost, size or expected production of a customer’s solar energy system. Performance-based incentives provide cash payments to a system owner based on the energy generated by their solar energy system during a pre-determined period, and they are paid over that time period. Depending on the cost of the system and other site-specific variables, tax incentives can typically cover 30-40% of the cost of a commercial or residential solar system.

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

In December 2015, the Nevada Public Utilities Commission announced a net metering rate change. Effective January 1, 2016, the new tariffs will gradually increase the monthly fees that solar users pay to use the electric grid and cut users’ reimbursements by 75% for feeding electricity into the grid. The Commission’s decision is retroactive. Following public outcry, the Commission agreed to hold hearings to reconsider imposing the new rates on existing solar users, and NV Energy Department announced that it would not insist on the immediate retroactive provision but will gradually phase in the new rates for all solar customers over a 12-year period. In response to the regulation, we have begun to shift focus from the residential to the commercial markets which we believe still have economic viability.

Corporate History

We were originally incorporated in Delaware on January 30, 2002 as MachineTalker, Inc. In September 2010, we shifted our engineering and research focus to developing a new means for generating solar-produced electrical power for use in the manufacture of highly efficient solar cells. In July 2010, we changed our company name to Solar3D, Inc. to better reflect our new business plan and filed for patent protection covering our new concepts for 3D solar cell designs. On January 31, 2014, we acquired 100% of the stock of Sunworks United, a California corporation. On March 2, 2015, we acquired MD Energy. On December 1, 2015, we acquired Plan B through a merger of Plan B Enterprises, Inc. into our wholly owned subsidiary, Elite Solar Acquisition Sub., Inc. On March 1, 2016 we changed our name to Sunworks, Inc. with simultaneous NASDAQ stock symbol change from SLTD to SUNW.

Our principal executive offices are located at 1030 Winding Creek Road, Suite 100, Roseville, CA 95678 and our telephone number is (916) 409-6900. Our web site address is www.sunworksusa.com. Information contained in or accessible through our website does not constitute part of this annual report on Form 10-K.

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

Although we were formed in January 2002, we did not begin selling solar systems until we acquired Solar United Networks in January 2014. We acquired MD Energy in March 2015 and Plan B Enterprises in December 2015. Management believes that our success will depend in large part on our ability to continue to successfully sell solar systems in California, Oregon, Nevada and other states against determined competition, and to consummate synergistic acquisitions. We cannot assure that we will operate profitably or that we will have adequate working capital to meet our obligations as they become due.

We discovered a material weakness in our disclosure controls and procedures and internal control over financial reporting.

We discovered a material weakness in our disclosure controls and procedures and internal control over financial reporting.

As part of our evaluation of internal control over financial reporting, our management identified control deficiencies regarding the lack of segregation of duties and the need for a stronger internal controls environment relating to revenue activities and intercompany reconciliations. The ineffectiveness of the design, implementation and operation of the controls surrounding these matters create a reasonable possibility that a material misstatement to the consolidated financial statements would not be prevented or detected on a timely basis. Accordingly, our management concluded that this deficiency represents a material weakness in our internal control over financial reporting as of December 31, 2016. Although we have taken steps to remediate this weakness, we can give no assurance yet that all the measures we have taken will on a permanent and sustainable basis remediate the material weaknesses in our disclosure controls and procedures or that any other material weaknesses or restatements of financial results will not arise in the future.

Internal controls over financial reporting are processes designed to provide reasonable assurances regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. Failure to maintain effective internal controls over financial reporting in the future could cause us to fail to meet our reporting obligations, cause our consolidated financial statements to contain material misstatements, and harm our business and operating results. Our internal controls may not prevent all potential errors, because any control system, regardless of its design, can provide only reasonable, and not absolute, assurance that the objectives of the control system will be achieved.

So long as we are either an emerging growth company or a smaller reporting company, we are exempt from Section 404(b) of Sarbanes-Oxley, which requires an independent registered public accounting firm to attest to our management’s assessment of internal control over the effectiveness of our internal controls over financial reporting. If we are neither an emerging growth company nor a smaller reporting company, our independent registered public accounting firm will be required to attest on our management’s assessment of internal control over the effectiveness of our internal controls over financial reporting. This may cause us to incur additional costs related to auditing and also the examination, investigation and report on internal controls

We have incurred significant losses since inception.

We had an accumulated deficit of $49,143 and $39,763 on December 31, 2016 and December 31, 2015, respectively. We have discontinued research and development expenses related to our 3D solar cell. We incurred operating losses from our inception until 2015. We had a net loss again in 2016. We may be profitable as we: (i) consolidate our corporate infrastructure, (ii) continue to increase our installation revenues. As such, we are subject to all risks incidental to the sales and development of new solar energy revenues, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business.

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

We cannot be certain that additional funding will be available on acceptable terms, or at all. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us we may have to significantly delay, scale back or discontinue corporate acquisitions or to commercialize our products. Any of these events could significantly harm our business, financial condition and prospects.

Our future capital requirements will depend on many factors, including:

●	the progress of the sales and development to commercialize our products;
●	our plans to establish sales, marketing and/or manufacturing capabilities;
●	the effect of competing technological and market developments;
●	the terms and timing of any collaborative, licensing and other arrangements that we may establish;
●	general market conditions for offerings from solar energy companies;
●	our ability to establish, enforce and maintain selected strategic alliances and activities required for product commercialization;
●	our revenues from successful sales, development and commercialization of our products; and
●	the continued availability of government financial incentives and regulations encouraging customer orders for solar power installations.

In order to carry out our business plan and implement our strategy, we anticipate that we will need to obtain additional financing from time to time and may choose to raise additional funds through strategic collaborations, public or private equity or debt financing, bank lines of credit, asset sales, government grants, or other arrangements. We cannot be sure that any additional funding, if needed, will be available on terms favorable to us or at all. Furthermore, any additional equity or equity-related financing may be dilutive to our shareholders, and debt or equity financing, if available, may subject us to restrictive covenants and significant interest costs.

Our inability to raise capital when needed could harm our business, financial condition and results of operations, and could cause our stock price to decline or require that cease operations.

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

The customer’s decision to choose solar energy may also be affected by the cost of other renewable energy sources. Decreases in the retail prices of electricity from the traditional utilities or from other renewable energy sources would harm our ability to offer competitive pricing and could harm our business. The price of electricity from traditional utilities could decrease as a result of:

●	construction of a significant number of new power generation plants, including plants utilizing natural gas, nuclear, coal, renewable energy or other generation technologies;
●	relief of transmission constraints that enable local centers to generate energy less expensively;
●	reductions in the price of natural gas;
●	utility rate adjustment and customer class cost reallocation;
●	energy conservation technologies and public initiatives to reduce electricity consumption;
●	development of new or lower-cost energy storage technologies that have the ability to reduce a customer’s average cost of electricity by shifting load to off-peak times; or
●	development of new energy generation technologies that provide less expensive energy.

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

In addition, any changes to government or internal utility regulations and policies that favor electric utilities could reduce our competitiveness and cause a significant reduction in demand for our products and services. For example, certain jurisdictions have proposed assessing fees on customers purchasing energy from solar energy systems or imposing a new charge that would disproportionately impact solar energy system customers who utilize net metering, either of which would increase the cost of energy to those customers and could reduce demand for our solar energy systems. For example, California has adopted and implemented Assembly Bill 327, which has directly revised the caps on net metering applicable to each utility in the state, and further mandates that the California Public Utilities Commission, or CPUC, study net metering and create an updated program that may result in future charges being imposed on our customers in California. It is possible these charges could be imposed on not just future customers but our existing customers, causing a potentially significant consumer relations problem and harming our reputation and business. Due to the concentration of almost all of our business in California, any such changes in these markets would be particularly harmful to our business, results of operations and future growth.

Our growth strategy depends on the widespread adoption of solar power technology.

The market for solar power products is emerging and rapidly evolving, and its future success is uncertain. If solar power technology proves unsuitable for widespread commercial deployment or if demand for solar power products fails to develop sufficiently, we would be unable to generate enough revenues to achieve and sustain profitability and positive cash flow. The factors influencing the widespread adoption of solar power technology include but are not limited to:

●	cost-effectiveness of solar power technologies as compared with conventional and non-solar alternative energy technologies;
●	performance and reliability of solar power products as compared with conventional and non-solar alternative energy products;
●	fluctuations in economic and market conditions which impact the viability of conventional and non-solar alternative energy sources, such as increases or decreases in the prices of oil and other fossil fuels;
●	continued deregulation of the electric power industry and broader energy industry; and
●	availability of governmental subsidies and incentives.

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

Reductions in, or eliminations or expirations of, governmental incentives could adversely impact our results of operations and our ability to compete in our industry by increasing our cost of capital, causing us to increase the prices of our solar energy systems, and reducing the size of our addressable market. In addition, this would adversely impact our ability to attract investment partners and to form new financing funds and our ability to offer attractive financing to prospective customers.

Net metering and related policies to offer competitive pricing to our customers in our current markets, and changes to net metering policies may significantly reduce demand for electricity from our solar energy systems.

Forty-three states and Washington DC have a regulatory policy known as net energy metering, or net metering. Each of the states where we currently serve customers has adopted a net metering policy. Net metering typically allows our customers to interconnect their on-site solar energy systems to the utility grid and offset their utility electricity purchases by receiving a bill credit at the utility’s retail rate for energy generated by their solar energy system that is exported to the grid in excess of the electric load used by the customers. At the end of the billing period, the customer simply pays for the net energy used or receives a credit at the retail rate if more energy is produced than consumed. Utilities operating in states without a net metering policy may receive solar electricity that is exported to the grid when there is no simultaneous energy demand by the customer without providing retail compensation to the customer for this generation.

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

Limits on net metering, interconnection of solar energy systems and other operational policies in key markets could limit the number of solar energy systems installed in those markets. For example, California utilities limit net metering credit to 5% of the utilities’ aggregate customer peak demand. California has adopted legislation to establish a process and timeline for developing a new net metering program with no cap on participation. In December 2015, the Nevada Public Utilities Commission, which regulates the state’s energy market, announced a net metering rate change. Effective January 1, 2016, the new tariffs will gradually increase the monthly fees over a 12-year period that solar users pay to use the electric grid and cut by 75% users’ reimbursements for feeding electricity into the grid. This change in the net metering laws negatively impacted our residential business in Nevada by making the economics of installing residential solar less favorable to homeowners. We have shifted our focus in Nevada to the commercial markets. If the caps on net metering in California and other jurisdictions are reached or if the amount or value of credit that customers receive for net metering is significantly reduced, future customers will be unable to recognize the current cost savings associated with net metering. We rely substantially on net metering when we establish competitive pricing for our prospective customers and the absence of net metering for new customers would greatly limit demand for our solar energy systems.

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

The availability of this tax-advantaged financing depends upon many factors, including, but not limited to:

●	the state of financial and credit markets;
●	changes in the legal or tax risks associated with these financings; and
●	non-renewal of these incentives or decreases in the associated benefits.

Under current law, the Federal ITC remain at 30% of the cost of the solar energy systems to the end of 2019 after which it will fall to 26% in 2020, 22% in 2021 and 10% in 2022. In addition, U.S. Treasury grants are no longer available for new solar energy systems. Changes in existing law and interpretations by the Internal Revenue Service and the courts could reduce the willingness of funding sources to provide funds to customers of these solar energy systems. We cannot assure you that this type of financing will be available to our customers. If, for any reason, we are unable to find financing for solar energy systems, we may no longer be able to provide solar energy systems to new customers on an economically viable basis. This would have a material adverse effect on our business, financial condition and results of operations.

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

On a global scale, we also compete, on a cost basis, with traditional utilities that supply electricity to our potential customers and with companies that are not regulated like traditional utilities but that have access to the traditional utility electricity transmission and distribution infrastructure pursuant to state and local pro-competitive and consumer choice policies. Our advantage over traditional utilities is that we offer customers the opportunity to create their own electricity and detach from the traditional electrical grid. To offer customers this opportunity, we often have to arrange financing for our customers as solar projects have received limited financing from traditional lending sources. Our objective is to arrange the most flexible terms that meet the needs and wants of the customer. Although we do not provide financing ourselves, we have relationships to arrange financing with numerous private and public sources, including PACE (Property Assessed Clean Energy) Programs, which are programs that involve both municipal governments and private financing companies that allows property owners to receive upfront funding for renewable energy projects, and Farm Credit financing offered by a network of lending institutions. Our inability to arrange financing through these or other source could adversely affect our business and results of operations.

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

As of December 31, 2016, 99% of our total installations were in California, Oregon and Nevada. We maintain offices in California, Oregon and Nevada. We expect our near-term future growth to occur in California, Oregon, Texas, New Mexico and Nevada, further expanding our customer base and operational infrastructure. Accordingly, our business and results of operations are particularly susceptible to adverse economic, regulatory, political, weather and other conditions in such markets and in other markets that may become similarly concentrated.

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

We are highly dependent on members of our management and technical staff. Our success also depends on our ability to continue to attract, retain and motivate highly skilled junior, mid-level, and senior managers as well as junior, mid-level, and senior technical personnel. The loss of any of our executive officers, key employees or consultants and our inability to find suitable replacements could potentially harm our business, financial condition and prospects. We may be unable to attract and retain personnel on acceptable terms given the competition among solar and energy companies. Certain of our current officers, directors, and/or consultants hereafter appointed may from time to time serve as officers, directors, scientific advisors and/or consultants of other solar and energy companies. We do not maintain “key man” insurance policies on any of our officers or employees. Other than certain members of our senior management team, all of our employees are employed “at will” and, therefore, each employee may leave our employment and join a competitor at any time.

We plan to grant stock options, restricted stock grants, or other forms of equity awards in the future as a method of attracting and retaining employees, motivating performance and aligning the interests of employees with those of our shareholders. If we are unable to implement and maintain equity compensation arrangements that provide sufficient incentives, we may be unable to retain our existing employees and attract additional qualified candidates. If we are unable to retain our existing employees and attract additional qualified candidates, our business and results of operations could be adversely affected.

The execution of our business plan and development strategy may be seriously harmed if integration of our senior management team is not successful.

As we continue to grow and acquire new businesses like MD Energy and Elite Solar, we have experienced and we may continue to experience significant changes in our senior management team. Further, we have added senior management through our acquisitions. Failure to integrate the Board and senior management teams may negatively affect the operations of our business.

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

In the event our customers resist paying the prices projected in our business plan to purchase solar installations or technology, our business, financial condition, and results of operations will be materially and adversely affected.

We will need to increase the size of our company and may not effectively manage our growth.

Our success will depend upon growing our business and our employee base. Over the next 12 months, we plan to add additional employees to assist us with operations, sales, finance and administration. Our future growth, if any, may cause a significant strain on our management, and our operational, financial and other resources. Our ability to manage our growth effectively will require us to implement and improve our operational, financial and management systems and to expand, train, manage and motivate our employees. These demands may require the hiring of additional management personnel and the development of additional expertise by management. Any increase in resources devoted to research and product development without a corresponding increase in our operational, financial and management systems could have a material adverse effect on our business, financial condition, and results of operations.

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

We acquired Sunworks United in January 2014 and completed our acquisition of MD Energy in March 2015 and merger with Elite Solar in December 2015. Our growth strategy is dependent on the success of these three acquisitions and in the future we may acquire additional companies, project pipelines, products or technologies or enter into joint ventures or other strategic initiatives. We may not realize the anticipated benefits of this acquisition or any other future acquisition, and any acquisition has numerous risks. These risks include the following:

●	difficulty in assimilating the operations and personnel of the acquired company;
●	difficulty in effectively integrating the acquired technologies or products with our current technologies;
●	difficulty in maintaining controls, procedures and policies during the transition and integration;
●	disruption of our ongoing business and distraction of our management and employees from other opportunities and challenges due to integration issues;
●	difficulty integrating the acquired company’s accounting, management information and other administrative systems;
●	inability to retain key technical and managerial personnel of the acquired business;
●	inability to retain key customers, vendors and other business partners of the acquired business;
●	inability to achieve the financial and strategic goals for the acquired and combined businesses;
●	incurring acquisition-related costs or amortization costs for acquired intangible assets that could impact our operating results;
●	potential failure of the due diligence processes to identify significant issues with product quality, intellectual property infringement and other legal and financial liabilities, among other things;
●	potential inability to assert that internal controls over financial reporting are effective; and
●	potential inability to obtain, or obtain in a timely manner, approvals from governmental authorities, which could delay or prevent such acquisitions.

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

We have goodwill totaling approximately $11.4 million associated with our acquisitions. We will be required to evaluate this goodwill for impairment based on the fair value of the operating business units to which this goodwill relates, at least once a year. This estimated fair value could change if we are unable to achieve operating results at the levels that have been forecasted, the market valuation of those business units decreases based on transactions involving similar companies, or there is a permanent, negative change in the market demand for the services offered by the business units. These changes could result in an impairment of the existing goodwill balance that could require a material non-cash charge to our results of operations.

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

Typically, we purchase the components for our solar energy systems on an as-needed basis and do not operate under long-term supply agreements. The vast majority of our purchases are denominated in U.S. dollars. Since our revenue is also generated in U.S. dollars we are mostly insulated from currency fluctuations. However, since our suppliers often incur a significant amount of their costs by purchasing raw materials and generating operating expenses in foreign currencies, if the value of the U.S. dollar depreciates significantly or for a prolonged period of time against these other currencies this may cause our suppliers to raise the prices they charge us, which could harm our financial results. Since we purchase almost all of the solar photovoltaic modules we use from China, we are particularly exposed to exchange rate risk from increases in the value of the Chinese Renminbi. In addition, the U.S. government has recently imposed tariffs on solar cells manufactured in China and is investigating pricing practices concerning solar panels manufactured in China and Taiwan that contain solar cells produced in other countries, at the conclusion of which it could impose additional tariffs or duties. Any such tariffs or duties, or shortages, delays, price changes or other limitation in our ability to obtain components or technologies we use could limit our growth, cause cancellations or adversely affect our profitability, and result in loss of market share and damage to our brand.

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

We are a licensed contractor. We are normally the general contractor, electrician, construction manager and installer for our solar energy systems. We may be liable to customers for any damage we cause to their home, belongings or property during the installation of our systems. For example, we penetrate our customers’ roofs during the installation process and may incur liability for the failure to adequately weatherproof such penetrations following the completion of installation of solar energy systems. In addition, because the solar energy systems we deploy are high-voltage energy systems, we may incur liability for the failure to comply with electrical standards and manufacturer recommendations. Because our profit on a particular installation is based in part on assumptions as to the cost of such project, cost overruns, delays or other execution issues may cause us to not achieve our expected results or cover our costs for that project.

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

If we fail to maintain an effective system of internal control over financial reporting and other business practices, and of board-level oversight, we may not be able to report our financial results accurately or prevent and detect fraud and other improprieties. Consequently, investors could lose confidence in our financial reporting, and this may decrease the trading price of our stock.

We must maintain effective internal controls to provide reliable financial reports and to prevent and detect fraud and other improprieties. We are responsible for reviewing and assessing our internal controls and implementing additional controls when improvement is needed. Failure to implement any required changes to our internal controls or other changes we identify as necessary to maintain an effective system of internal controls could harm our operating results and cause investors to lose confidence in our reported financial information. Any such loss of confidence would have a negative effect on the market price of our stock.

Sarbanes-Oxley Act requirements regarding internal control over financial reporting, and other internal controls over business practices, are costly to implement and maintain, and such costs are relatively more burdensome for smaller companies such as us than for larger companies. We have limited internal personnel to implement procedures and must scale our procedures to be compatible with our resources. We also rely on outside professionals including accountants and attorneys to support our control procedures. We are working to improve all of our controls but, if our controls are not effective, we may not be able to report our financial results accurately or prevent and detect fraud and other improprieties which could lead to a decrease in the market price of our stock.

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

The market prices for securities of solar and energy companies have historically been highly volatile, and the market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. The market price of our common stock may fluctuate significantly in response to numerous factors, some of which are beyond our control, such as:

●	adverse regulatory decisions;
●	changes in laws or regulations applicable to our products or services;
●	legal disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our product candidates, and the results of any proceedings or lawsuits, including patent or shareholder litigation;
●	our dependence on third parties;
●	announcements of the introduction of new products by our competitors;
●	market conditions in the solar and energy sectors;
●	announcements concerning product development results or intellectual property rights of others;
●	future issuances of common stock or other securities;
●	the addition or departure of key personnel;
●	failure to meet or exceed any financial guidance or expectations regarding development milestones that we may provide to the public;

●	actual or anticipated variations in quarterly operating results;
●	our failure to meet or exceed the estimates and projections of the investment community;
●	overall performance of the equity markets and other factors that may be unrelated to our operating performance or the operating performance of our competitors, including changes in market valuations of similar companies;
●	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;
●	issuances of debt or equity securities;
●	sales of our common stock by us or our shareholders in the future;
●	trading volume of our common stock;
●	ineffectiveness of our internal controls;
●	publication of research reports about us or our industry or positive or negative recommendations or withdrawal of research coverage by securities analysts;
●	general political and economic conditions;
●	effects of natural or man-made catastrophic events; and,
●	other events or factors, many of which are beyond our control.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Sunworks United leases 27,530 square feet of mixed used space consisting of office and warehouse facilities in Roseville, California, at a monthly lease rate of $19,800. The lease expires in December 2021.

Sunworks United leases 2,846 square feet of retail space in Rocklin, California, at a monthly lease rate of $8,555. The lease expires in May 2021.

Sunworks United leases 5,304 square feet of office space in Rocklin, California, at a monthly lease rate of $5,569. The lease expires in May 2021. Sunworks is the sublessor through May 2021. Sublessee’s monthly payments begin in August 2017 at a rate of $5,304.

Sunworks United leases 7,000 square feet of mixed used space consisting of office and warehouse facilities in Reno, Nevada at monthly lease rate of $4,200. The lease expires in December 2018.

Sunworks United leases approximately 3,179 square feet of mixed used space consisting of office and warehouse facilities in Rancho Cucamonga, California, at a monthly lease rate of $4,046. The lease expires in October 2017.

Sunworks Inc. leases 15,600 square feet of mixed used space consisting of office and warehouse facilities from an entity controlled by the former sole shareholder of Plan B Enterprises, Inc. and current Series B Preferred Shareholder of the Company in Durham, California, at a monthly lease rate of $8,000. The initial lease expires in December 2018.

Sunworks United leases 2,437 square feet of mixed used space consisting of office and warehouse facilities in Turlock, California at monthly lease rate of $1,200. The lease expires in January 2019.

Sunworks United leases 5,000 square feet of mixed used space consisting of office and warehouse facilities in Tulare, California at monthly lease rate of $4,250. The lease expires in July 2019.

Sunworks United leases 3,560 square feet of mixed used space consisting of office and warehouse facilities in San Jose, California at monthly lease rate of $1,826. The lease expires in January 2017.

Sunworks United leases 800 square feet of mixed used space consisting of office and warehouse facilities in White City, Oregon at monthly lease rate of $800. The lease expires in June 2017.

Sunworks United leases office space in Palm Springs, California at monthly lease rate of $490. The lease expires in April 2018.

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

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

On March 4, 2015 our common stock began to be traded on The NASDAQ Capital Market under the symbol SLTD that was changed on March 1, 2016 to SUNW simultaneously with our name change to Sunworks, Inc. Our common stock previously traded on the OTCQB under the symbol “SLTD.” The market for our common stock was often sporadic, volatile and limited.

The following table shows the range of high and low sale prices for our common stock as reported on NASDAQ for each quarterly period within the two most recent fiscal years. The prices reflect a 26:1 reverse stock split of our outstanding common stock effected in February 2015.

	High	Low
Fiscal Year 2016
First Quarter	$3.79	$2.13
Second Quarter	$3.02	$1.84
Third Quarter	$3.36	$2.21
Fourth Quarter	$3.25	$1.89

Fiscal Year 2015
First Quarter	$8.88	$2.46
Second Quarter	$5.72	$3.55
Third Quarter	$4.57	$2.00
Fourth Quarter	$3.85	$2.66

Holders of Common Stock.

On March 28, 2017, we had 91 registered holders of record of our common stock.

Dividends and dividend policy.

We have never declared or paid any dividends on our common stock. We do not anticipate paying dividends on our common stock at the present time. We currently intend to retain earnings, if any, for use in our business. We do not anticipate paying dividends in the foreseeable future.

Securities authorized for issuance under equity compensation plans.

The following table reflects information for equity compensation plans and arrangements for any and all directors, officers, employees and/or consultants through December 31, 2016.

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders	985,000	$2.76	815,000
Equity compensation plans not approved by security holders	0	0	0
Total	985,000	$2.76	815,000

In March 2016, the Company’s Board of Directors adopted the 2016 Equity Incentive Plan (the “2016 Plan”) and in June 2016, the shareholders adopted the same. The maximum number of shares of common stock that may be issued under the 2016 Plan is 1,800,000. The 2016 Plan is currently administered by the Company’s Compensation Committee. The 2016 Plan authorizes grants of stock options, stock appreciation rights and restricted stock awards to officers, employees, directors of the Company as well as consultants who are selected by the Compensation Committee to receive an award. No option shall be exercisable more than 10 years after the date of grant. No option granted under the 2016 Plan is transferable by the individual or entity to whom it was granted otherwise than by will or laws of descent and distribution, and, during the lifetime of such individual, is not exercisable by any other person, but only by him.

Recent Sales of Unregistered Securities.

On February 29, 2016 the Company issued 1,442,309 shares of common stock at a price of $0.52 per share for the conversion of principal for three convertible promissory notes in the aggregate amount of $750,000.

On May 11, 2016, the Company issued 379,491 shares of restricted common stock per terms of the Restricted Stock Grant Agreement awards with various owners and employees. The company recorded stock based compensation costs at the original grant date fair value of $1,775,000.

On May 12, 2016, the Company issued 711,586 shares of common stock at a price of $0.338 per share for the partial conversion of principal and interest for a convertible promissory note in the aggregate amount of $241,000.

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

Overview

Sunworks provides photovoltaic (“PV”) based power systems for the residential, commercial and agricultural markets in California, Nevada, Oregon, Texas, and New Mexico. We design, arrange financing, integrate, install and manage systems ranging in size from 2kW (kilowatt) for residential loads to multi MW (megawatt) systems for larger commercial projects. Commercial installations have included office buildings, manufacturing plants, warehouses, and agricultural facilities such as farms, wineries, and dairies (“ACI”). The Company provides a full range of installation services to our solar energy customers including design, system engineering, procurement, permitting, construction, grid connection, warranty, system monitoring and maintenance.

We installed 976 residential systems in 2016 in California, Oregon and Nevada with approximately 6.8 MW of capacity. In 2015, we installed approximately 650 residential systems in California and Nevada with approximately 4.5 MW of capacity. The change between years represents a 50% increase in the number of residential systems and MW capacity installed.

We currently operate in one segment based upon the our organizational structure and the way in which our operations are managed and evaluated. Approximately 67% of our 2016 revenue was from sales to the commercial market, including the agricultural market, and approximately 33% of our revenue was from sales to the residential market. Approximately 60% of our 2015 revenue was from sales to the commercial market, including the agricultural market, and approximately 40% of our revenue was from sales to the residential market.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include estimates used to review the Company’s goodwill, impairments and estimations of long-lived assets, revenue recognition on percentage of completion type contracts, allowances for uncollectible accounts, warranty reserves, inventory valuation, valuations of non-cash capital stock issuances and the valuation allowance on deferred tax assets. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable in the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Revenue Recognition

Revenues and related costs on commercial construction contracts are recognized using the “percentage of completion method” of accounting in accordance with ASC 605-35, Accounting for Performance of Construction-Type and Certain Production Type Contracts (“ASC 605-35”). Under this method, contract revenues and related expenses are recognized over the performance period of the contract in direct proportion to the costs incurred as a percentage of total estimated costs for the entirety of the contract. Costs include direct material, direct labor, subcontract labor and any allocable indirect costs. All unallocable indirect costs and corporate general and administrative costs are charged to the periods as incurred. However, in the event a loss on a contract is foreseen, the Company will recognize the loss, as it is determined. The asset, “Costs in excess of billings”, represents revenues recognized in excess of amounts billed on contracts in progress. The liability, “Billings in excess of costs”, represents billings in excess of revenues recognized on contracts in progress.

Residential contracts are recognized using the “completed contracts” method of accounting.

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

The Company tests for indefinite lived intangibles and goodwill impairment in the fourth quarter of each year and whenever events or circumstances indicate that the carrying amount of the asset exceeds its fair value and may not be recoverable. In accordance with its policies, the Company performed a qualitative assessment of indefinite lived intangibles and goodwill in December 2016 and 2015, and determined there was no impairment of indefinite lived intangibles and goodwill.

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

Results of Operations for the Years Ended December 31, 2016 and 2015

On February 25, 2015, the Company effected a twenty-six-for-one (26:1) reverse stock split of its common stock. All share amounts have been retrospectively revised to reflect the reverse stock split. All common stock share and per share information in this report, including the accompanying consolidated financial statements and notes thereto, have been adjusted to reflect retrospective application of the reverse split, unless otherwise indicated.

REVENUE AND COST OF REVENUES

For the year ended December 31, 2016 the Company had revenue of $86.4 million with $64.3 million in cost of sales. This represents a 61% increase in revenues year over year. Larger ACI projects take longer to sell, design, engineer, permit and construct than residential projects and it varies by city, state and county. Some current projects may take more than a year to complete from the time that the sales agreement is signed and revenue is fully recognized with the installation and receipt of final inspection documents. Approximately 67% of our 2016 revenue was from installations for the agricultural, commercial, industrial, and public works markets (“ACI”) and approximately 33% was from residential system installations.

Gross margins fell to 25.6% of sales from 31.7% in the prior year. The decrease in margins results from a combination of factors, complicated by the fact that this was the first year that the our three operating subsidiaries operated under common management and systems. The Company’s revenue mix in 2016 is more heavily weighted to lower margin ACI revenues. ACI revenues grew from 60% to 67% of revenues from 2015 to 2016. Detailed comparable data for 2015 does not readily exist as MD Energy and Elite Solar were 2015 acquisitions with different reporting formats and used different accounting methods and classifications prior to the acquisitions.

For the year ended December 31, 2015 the Company had revenue of $53.7 million with $36.7 million in cost of revenues. The 2015 revenues include 10 months of operating activity from MD Energy and 1 month of operating activity from Elite Solar. Approximately 60% of 2015 revenue was from sales to the commercial market, including the agricultural market, and approximately 40% was from sales to the residential market.

SELLING AND MARKETING EXPENSES

Selling and marketing expenses for the year ended December 31, 2016 were $12.3 million compared to $9.3 million for the year ended December 31, 2015. In August 2016, we aggressively expanded our ACI sales team. This expansion resulted in a significant increase in selling and marketing employee related costs.

We also made a significant investment in residential customer acquisition beginning in May 2016. This aggressive approach included increases in media and direct advertising which grew to $3.4 million in 2016, up from $2.4 million in 2015. The residential sales approach included the creation and staffing of a retail design center, and call center to support direct sales personnel for residential systems. In a matter of months, it was determined that the two-pronged residential sales approach of increasing the media advertising spend and staffing a call center was not cost effective and was discontinued.

Historically, we have had specially-designed marketing efforts and tracking systems in place that enabled us to attract new customers at a low cost and higher conversion rate than what we believe to be the industry average. We utilized several marketing tools and business strategies to differentiate ourselves from our competitors and attract new customers. This approach is not easily scalable but results in a steady stream of business when managed properly. We are now working with third-party sales originators to generate most of our residential customer installations with an agreed upon rate per KW for installation based upon system size.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the year ended December 31, 2016 were $11.4 million compared to $5.1 million for the year ended December 31, 2015.

The 2016 increase of $6.3 million represents expenses associated with a full year of operations following the acquisitions made in 2015. The integration of the acquired companies into a single operating entity, Sunworks United, was augmented with additional staff to support a larger organization. Additional engineering, project management, human resource and accounting functions were added to support growth. Additional costs are also now being incurred to better meet the requirements of operating as a public company. The Company implemented a new ERP system that has proven to be more complicated, more disruptive, and costlier, in time and expense than originally expected.

In anticipation of accelerating growth, we expanded our geographical reach and opened additional California offices and warehouse locations in San Jose, Tulare, and Turlock. Another office was opened in White City, Oregon. With each new location comes additional administrative costs.

The continuing goal is to transition the majority of back office functions to our corporate headquarters to reduce costs and make our operations consistent across the Company rather than maintain separate subsidiaries. We believe that our strategy of consolidating such functions such as purchasing, supplier relations, accounting, human resources and other basic functions will eventually help to realize cost reductions and strategic synergies.

RESEARCH AND DEVELOPMENT

Research and development costs for the development of our 3-dimensional solar cell ended in 2016. In 2015, we spent $53,000 for research and patent work for the 3-dimensional solar cell. As the price of existing solar modules has dropped, the risk and projected cost to further develop, test and manufacture the 3-dimensional cell is not justifiable. The Company did receive a patent for the 3-dimensional solar cell for China during 2016.

OTHER EXPENSES

Total other expenses increased slightly for the year ended December 31, 2016 to $1.4 million compared to $1.3 million for the year ended December 31, 2015.

Interest expense also decreased for the year ended December 31, 2016 to $1.0 million compared to $1.4 million for the year ended December 31, 2015 due primarily to non-cash beneficial conversion feature treated as interest for convertible promissory notes.

NET INCOME (LOSS)

The Company had a consolidated net loss of $9.4 million for the year ended December 31, 2016 compared to a net income of $1.1 million for the year ended December 31, 2015. Much of the loss is attributable to non-cash expenses such as the expensing of stock based compensation of $6.0 million most of which is related to the Restricted Stock Grants issued in 2014 and vested in 2016. Additional non-cash amortization of debt discount $959,500 also contributed to the loss.

Operationally, period costs are expensed as incurred. The period costs added to support future growth including salaries, benefits, rents, insurance, lease expenses and professional fees exceeded the incremental profits for the year.

Liquidity and Capital Resources

We had $11.1 million in cash at December 31, 2016, as compared to $12.0 million at December 31, 2015. We believe that the aggregate of our existing cash and cash equivalents, in addition to the funds available under our debt agreements, and the funds generated in operations, will be sufficient to meet our operating cash requirements for at least the next 12 months.

During the year ended December 31, 2016, we generated $1.8 million of cash from operating activities compared to $1.3 million generated in operating activities for the prior year ended December 31, 2015. The $0.5 million increase in cash generated from operating activities year over year was primarily the result of changes in working capital accounts with the increase in accounts payable and accrued liabilities together with the billings in excess of costs being greater than the increases in accounts receivable, inventory and costs in excess of billings.

We used $0.7 million in investing activities for the current year ended December 31, 2016, as compared to $3.0 million used for the prior year ended December 31, 2015. The cash used for investing activities was for the purchase of capital equipment used in installation operations, office systems and leasehold improvements for an additional office opened in 2016. In 2015 cash used in investing activities was used to pay for the acquisitions of Elite and MD Energy.

Cash used by financing activities during the year ended December 31, 2016 was $2.1 million. The cash was primarily used to pay down short-term debt with a bank of $1.8 million and principal payments on existing vehicle and equipment debt.

Cash from financing activities during the year ended December 31,2015 was $13.4 million primarily from the issuance of common stock in a secondary offering in March 2015, and the convertible notes associated with the MD Energy acquisition.

On March 3, 2015, the Company entered into an underwriting agreement with Cowen & Company, LLC, relating to the sale and issuance by the Company of 3,000,000 Units to the Underwriter in a firm commitment underwritten secondary public offering. Each Unit consisted of one share of the Company’s common stock and a warrant to purchase one share of the Company’s common stock. The shares of common stock and Warrants were immediately separated and issued separately but were sold together as a Unit. The Warrants are exercisable during the period commencing from the date of issuance and ending on March 9, 2020 at an exercise price of $4.15 per share of common stock (subject to adjustment under certain circumstances).

In March 2, 2015 we completed the acquisition of MD Energy. The purchase price was $3,500,000 comprised of $850,000 in cash and the issuance of a convertible promissory note in the principal amount of $2,650,000 with an interest rate of 4% that may be convertible at the seller’s option based on a share conversion price of $2.60 per share.

On August 6, 2015, we entered into an Agreement and Plan of Merger with Plan B Enterprises, Inc., a California corporation and d/b/a Universal Racking Solutions (“Plan B”), Kirk R. Short and Elite Solar Acquisition Sub., Inc., a wholly owned subsidiary of the Company (the “Surviving Corporation”) whereby Plan B merged with and into the Surviving Corporation. The transactions contemplated by the Merger Agreement, as amended, closed on December 1, 2015. Sunworks paid a consideration of $7 million, with $2.5 million paid in cash and 1,506,024 in shares of our Series B Preferred Stock valued at $4.5 million.

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

Item 8. Financial Statements and Supplementary Data.

SUNWORKS, INC. (FORMERLY SOLAR3D, INC.)

FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Sunworks, Inc. (formerly Solar3D, Inc.)

Roseville, California

We have audited the accompanying consolidated balance sheets of Sunworks, Inc. (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, shareholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sunworks, Inc. as of December 31, 2016 and 2015, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Liggett & Webb, P.A.
Liggett & Webb, P.A.

March 29, 2017

New York, New York

SUNWORKS, INC. (FORMERLY SOLAR3D, INC.)

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2016 AND 2015

(in thousands, except share and per share data)

	December 31, 2016	December 31, 2015
Assets
Current Assets
Cash and cash equivalents	$11,069	$12,040
Restricted cash	37	37
Accounts receivable, net	9,665	7,023
Inventory	3,394	1,269
Costs in excess of billings	4,307	2,130
Other current assets	117	220

Total Current Assets	28,589	22,719

Property and Equipment, net	1,674	745

Other Assets
Other deposits	53	36
Goodwill	11,364	11,364

Total Other Assets	11,417	11,400

Total Assets	$41,680	$34,864

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable and accrued liabilities	$12,979	$5,033
Billings in excess of costs	4,997	1,990
Customer deposits	64	394
Loan payable, current portion	218	2,028
Acquisition convertible promissory notes, net of beneficial conversion feature of $807 and $1,767, respectively	959	750
Convertible promissory notes	-	850

Total Current Liabilities	19,217	11,045

Long Term Liabilities
Loan payable	496	232
Convertible promissory note	654	-
Warranty liability	116	45
Total Long Term Liabilities	1,266	277
Total Liabilities	20,483	11,322

Shareholders’ Equity
Preferred stock, $.001 par value; 5,000,000 authorized shares; Preferred Stock Series B, 1,506,024 and 1,506,024 issued and outstanding, respectively	2	2
Common stock, $.001 par value; 1,000,000,000 authorized shares; 20,853,921 and 18,320,535 shares issued and outstanding, respectively	21	18
Additional paid in capital	70,317	63,285
Accumulated deficit	(49,143)	(39,763)

Total Shareholders’ Equity	21,197	23,542

Total Liabilities and Shareholders’ Equity	$41,680	$34,864

The accompanying notes are an integral part of these consolidated financial statements.

SUNWORKS, INC. (FORMERLY SOLAR3D, INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

(in thousands, except share and per share data)

	2016	2015

Sales	$86,421	$53,713

Cost of Goods Sold	64,311	36,664

Gross Profit	22,110	17,049

Operating Expenses
Selling and marketing expenses	12,330	9,344
General and administrative expenses	11,434	5,094
Stock based compensation	6,041	136
Research and development cost	-	53
Depreciation and amortization	323	51

Total Operating Expenses	30,128	14,678

Loss/Income before Other Income/(Expenses)	(8,018)	2,371

Other Income/(Expenses)
Interest and other income	-	10
Other expense	(329)	(3)
Gain (Loss) on change in fair value of derivative liability	-	69
Interest expense	(1,033)	(1,391)

Total Other Income/(Expenses)	(1,362)	(1,315)

(Loss) Income before Income Taxes	(9,380)	1,056

Income Tax Expense	-	-

Net (Loss) Income	$(9,380)	$1,056

(LOSS) EARNINGS PER SHARE:
Basic	$(0.46)	$0.06
Diluted	$(0.46)	$0.05

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
Basic	20,227,239	16,966,921
Diluted	20,227,239	23,709,210

The accompanying notes are an integral part of these consolidated financial statements.

SUNWORKS, INC. (FORMERLY SOLAR3D, INC.)

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

(in thousands, except share and per share data)

	Series B				Additional
	Preferred stock		Common stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2014	-	$-	14,016,253	$14	$42,765	$(40,819)	$1,960
Issuance of common stock for cash	-	-	3,000,000	3	11,576	-	11,579
Issuance of common stock for conversion of promissory notes, plus accrued interest	-	-	1,175,517	1	1,299	-	1,300
Issuance of common stock for services at fair value	-	-	57,529	-	239	-	239
Issuance of common stock for commitment fee	-	-	11,583	-	3	-	3
Issuance of common stock for exercise of warrants	-	-	3,000	-	12	-	12
Issuance of common stock for cashless exercise of options	-	-	53,649	-	-	-	-
Contributed capital	-	-	-	-	39	-	39
Beneficial conversion feature on convertible promissory note	-	-	-	-	2,718	-	2,718
Rounding shares due to reverse split	-	-	3,004	-	-	-	-
Issuance of preferred stock for Plan B acquisition	1,506,024	2	-	-	4,498	-	4,500
Stock based compensation	-	-	-	-	136	-	136
Net income for the twelve months ended December 31, 2015	-	-	-	-	-	1,056	1,056
Balance at December 31, 2015	1,506,024	$2	18,320,535	$18	$63,285	$(39,763)	$23,542
Issuance of common stock for conversion of promissory notes, plus accrued interest	-	-	2,153,895	3	991	-	994
Stock based compensation	-	-	379,491	-	6,041	-	6,041
Net loss for the twelve months ended December 31, 2016	-	-	-	-	-	(9,380)	(9,380)
Balance at December 31, 2016	1,506,024	$2	20,853,921	$21	$70,317	$(49,143)	$21,197

The accompanying notes are an integral part of these consolidated financial statements.

SUNWORKS, INC. (FORMERLY SOLAR3D, INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

(in thousands, except share and per share data)

	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(9,380)	$1,056
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	323	51
Stock based compensation	6,041	136
Common stock issued for services	-	239
(Gain) Loss on change in derivative liability	-	(69)
Amortization of debt discount	959	1,186
Common stock issued for commitment fees	-	3
Allowance for doubtful accounts	50	-
Changes in Assets and Liabilities:
(Increase) Decrease in:
Accounts receivable	(2,691)	(1,228)
Inventory	(2,125)	(690)
Other current assets	103	76
Cost in excess of billings	(2,177)	(28)
Other asset	(16)	(37)
Accounts payable and accrued liabilities	7,991	368
Billings in excess of cost	3,008	(197)
Other liabilities	(258)	387

NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES	1,828	1,253

NET CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash paid for acquisitions,	-	(2,814)
Purchase of property and equipment	(667)	(224)
NET CASH USED IN INVESTING ACTIVITIES	(667)	(3,038)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans payable net of payments	-	1,780
Loans payable repayment net of proceeds	(2,132)	-
Proceeds from conversion of warrants	-	13
Capital contribution	-	39
Proceeds from issuance of common stock, net of cost	-	11,579

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(2,132)	13,411

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(971)	11,626

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	12,040	414

CASH AND CASH EQUIVALENTS, END OF YEAR	$11,069	$12,040

CASH PAID FOR:
Interest	$94	$103
Taxes	$278	$282

SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS
Convertible promissory notes and Preferred Shares issued for acquisitions	$-	$7,150
Loans payable issued for purchase of property and equipment	$585	$-
Issuance of common stock upon conversion of debt at fair value	$2,154	$1,300
Issuance of common stock upon vesting of restricted stock grants	$379	$-
Issuance of common stock upon conversion of principal and interest on convertible debt	$994	$-

The accompanying notes are an integral part of these consolidated financial statements.

SUNWORKS, INC. (FORMERLY SOLAR3D, INC.)

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

1. ORGANIZATION AND LINE OF BUSINESS

Organization

Sunworks, Inc. (the “Company”) was incorporated in the state of Delaware on January 30, 2002. The Company, based in Santa Barbara, California, began operations on January 30, 2002. We were originally formed in January 2002 as MachineTalker, Inc. in order to pursue the development of new wireless process control technology. In September 2010, we shifted our engineering and research focus to developing a new means for generating solar-produced electrical power, which we planned to patent and perfect for use in the manufacture of highly efficient solar cells. In July 2010, we changed our company name to Solar3D, Inc. and in March 2016, we changed our company name to Sunworks, Inc. in order to better reflect our new business plan.

Line of Business

Through the acquisitions of Sunworks United, Inc. (d/b/a Sunworks United), MD Energy, LLC, and Elite Solar Acquisition, Inc. the Company provides solar photovoltaic installation and consulting services to residential, commercial, and agricultural properties. The work is performed under fixed price bid contracts, cost-plus contracts and negotiated price contracts. The Company performed all of its work in California and Nevada in 2015 and in 2016 expanded into Oregon, Arizona and New Mexico.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include estimates used to review the Company’s goodwill, impairments and estimations of long-lived assets, revenue recognition on percentage of completion type contracts, allowances for uncollectible accounts, warranty reserves, inventory valuation, debt beneficial conversion features, valuations of non-cash capital stock issuances and the valuation allowance on deferred tax assets. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable in the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

The Asset, “Costs in excess of billings”, represents revenues recognized in excess of amounts billed on contracts in progress. The Liability, “Billings in excess of costs”, represents billings in excess of revenues recognized on contracts in progress. At December 31, 2016 and December 31, 2015, the costs in excess of billings balance were $4,306,700 and $2,129,900, and the billings in excess of costs balance were $4,997,200 and $1,989,500, respectively.Residential contract revenues are recognized using the “completed contract” method of accounting.

Contract receivables are recorded on contracts for amounts currently due based upon progress billings, as well as retention, which are collectible upon completion of the contracts. Accounts payable to material suppliers and subcontractors are recorded for amounts currently due based upon work completed or materials received, as are retention due subcontractors, which are payable upon completion of the contract. General and administrative expenses are charged to operations as incurred and are not allocated to contract costs. Retention receivable is the amount withheld by a customer until a contract is completed. Retention receivables of $354,400 and $218,000 were included in the balance of trade accounts receivable as of December 31, 2016, and 2015, respectively.

Contract Receivable

The Company performs ongoing credit evaluation of its customers. Management monitors outstanding receivables based on factors surrounding the credit risk of specific customers, historical trends, age of receivables and other information, and records bad debts using the allowance method. Accounts receivable are presented net of an allowance for doubtful accounts of $50,000 at December 30, 2016, and $0 at December 31, 2015. During calendar year 2016, $105,500 was recorded as bad debt expense compared to $0 in 2015.

Cash and Cash Equivalent

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Property and Equipment

Property and equipment are stated at cost. Depreciation for property and equipment commences when it’s put into service and are depreciated using the straight line method over its estimated useful lives:

Machinery & equipment	3-7 Years
Furniture & fixtures	5-7 Years
Computer equipment	3-5 Years
Vehicles	5-7 Years
Leaseholder improvements	3-5 Years

Depreciation expense as of December 31, 2016 and 2015 was $323,100 and $51,100, respectively.

Concentration Risk

Cash includes amounts deposited in financial institutions in excess of insurable Federal Deposit Insurance Corporation (FDIC) limits. At times throughout the year, the Company may maintain cash balances in certain bank accounts in excess of FDIC limits. As of December 31, 2016, the cash balance in excess of the FDIC limits was $10,560,100. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk in these accounts.

Inventory

Inventory is valued at the lower of cost or market and is determined by the first-in, first-out method. Inventory primarily consists of panels, inverters, mounting racks and other materials.

Advertising and Marketing

The Company expenses advertising and marketing costs as incurred. Advertising and marketing costs include printed material, direct mail, radio, telemarketing, tradeshow costs, magazine, and catalog advertisement. Advertising and marketing costs for the years ended December 31, 2016 and 2015 were $3,436,500 and $2,915,000, respectively.

Research and Development Costs

Research and development costs are expensed as incurred. These costs consist primarily of consulting fees, salaries and direct payroll related costs. The costs for the years ended December 31, 2016 and 2015 were $0 and $53,400, respectively.

Warranty Liability

The Company establishes warranty liability reserves to provide for estimated future expenses as a result of installation and product defects, product recalls and litigation incidental to the Company’s business. Liability estimates are determined based on management’s judgment, considering such factors as historical experience, the likely current cost of corrective action, manufacturers’ and subcontractors’ participation in sharing the cost of corrective action, consultations with third party experts such as engineers, and discussions with the Company’s general counsel and outside counsel retained to handle specific product liability cases. Solar panel manufacturers currently provide substantial warranties between ten to twenty-five years with full reimbursement to replace and install replacement panels while inverter manufacturers currently provide warranties covering ten to fifteen year replacement and installation. Warranty costs and associated liabilities for the years ended December 31, 2016 and 2015 were $116,200 and $44,700, respectively.

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

Basic and Diluted Net (Loss) Income per Share Calculations

Income (Loss) per Share dictates the calculation of basic earnings per share and diluted earnings per share. Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The shares for employee options, warrants and convertible notes were used in the calculation of the net (loss) income per share.

A net loss causes all outstanding common stock options, warrants, convertible preferred stock and convertible notes to be anti-dilutive. As a result, the basic and diluted losses per common share are the same for the year ended December 31, 2016.

As of December 31, 2016, the potentially dilutive securities have been excluded from the computations of weighted average shares outstanding include 1,634,574 stock options, 1,811,539 restricted stock grants, shares underlying convertible notes and preferred stock.

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

The Company tests for indefinite lived intangibles and goodwill impairment in the fourth quarter of each year and whenever events or circumstances indicate that the carrying amount of the asset exceeds its fair value and may not be recoverable. In accordance with its policies, the Company performed a qualitative assessment of indefinite lived intangibles and goodwill at December 31, 2016 and 2015, and determined there was no impairment of indefinite lived intangibles and goodwill.

Fair Value of Financial Instruments

Disclosures about fair value of financial instruments, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of December 31,2016, the amounts reported for cash, accrued interest and other expenses, and notes payable approximate the fair value because of their short maturities.

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

Reclassifications

Certain reclassifications have been made to prior year’s financial statement to conform to classifications used in the current year.

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

New Accounting Pronouncements

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

In November 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. Historically, there has been a diversity in practice in how changes in restricted cash are presented and classified in the statement of cash flows. The amendments in this update require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments in this update are effective for public entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. We are evaluating what impact, if any, the adoption of this guidance will have on our financial condition, results of operations, cash flows or financial disclosures.

Management reviewed currently issued pronouncements during the year ended December 31, 2016, and does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying consolidated financial statements.

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

Closing cash payment	850, 000
Working capital surplus	437,000
Convertible promissory notes	2,650,000
Total purchase price	$3,937,000

Tangible assets acquired	$1,442,000
Liabilities assumed	(799,000)
Net tangible assets	643,000
Goodwill	3,294,000
Total purchase price	$3,937,000

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

Closing cash payment, net of recoverable of $137,000.	$2,363,000
Preferred share value / Series B	4,500,000
Total purchase price	6,863,000

Tangible assets acquired	5,203,000
Liabilities assumed	(3,674,000)
Net tangible assets	1,529,000
Goodwill	5,334,000

Total purchase price	$6,863,000

The above estimated fair value of the intangible assets of MD Energy and Plan B is based on final and preliminary purchase price allocations prepared by management, respectively. The preliminary purchase price allocation period has ended and the final purchase assessment has been completed without adjustment to the original allocation. Now any adjustment that could be found will be recorded in our operating results in the period in which the adjustment was determined.

Pro forma results

The following tables set forth the unaudited pro forma results of the Company as if the acquisition of MD Energy and Plan B had taken place on the first day of the periods presented. These combined results are not necessarily indicative of the results that may have been achieved had the companies been combined as of the first day of the periods presented.

Year ended, December 31, 2015
Total revenues	$66,981,000
Net Income	1,858,000
Basic and diluted net income per common share	$0.10

4. PROPERTY AND EQUIPMENT, NET

Property and equipment is summarized as follows at December 31, 2016 and 2015:

	2016	2015
Leasehold improvements	$420,200	$48,200
Vehicles & trailers	247,100	221,000
Machinery & equipment	844,900	273,900
Office equipment & furniture	396,600	277,600
Computers and software	118,600	65,600
	2,027,400	886,300
Less accumulated depreciation	(353,400)	(141,100)
	$1,674,000	$745,200

Depreciation expense for the years ended December 31, 2016 and 2015 was $323,100 and $51,100, respectively.

5. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at December 31, 2016 and 2015 are as follows:

	2016	2015
Trade payables	$11,797,200	$4,273,100
Accrued payroll, vacation and taxes	498,700	216,500
Accrued expenses and commissions	682,900	542,600
Total	$12,978,800	$5,032,200

6. LOANS PAYABLE

Plan B, a subsidiary of the Company, prior to its acquisition by the Company, established a line of credit on March 10, 2014, with Tri Counties Bank to borrow up to $200,000 with a maturity date of March 10, 2015. The maturity date was subsequently extended to March 10, 2016. The minimum monthly payment was dependent upon the outstanding balance due. This was a variable rate revolving line of credit with a minimum interest rate of 4.75%. The outstanding balance at December 31, 2015 was $137,000. The outstanding balance was paid in full before the maturity date.

Plan B, a subsidiary of the Company, entered into a business loan agreement prior to the acquisition with Tri Counties Bank dated March 14, 2014, in the original amount of $131,000 bearing interest at 4.95%. The loan agreement called for monthly payments of $2,500 and was scheduled to mature on March 14, 2019. Proceeds from the loan were used to purchase a pile driver and related equipment and is secured by the equipment. The outstanding balance at December 31, 2016, is $62,700.

Plan B, a subsidiary of the Company, entered into a business loan agreement prior to the acquisition with Tri Counties Bank dated April 9, 2014, in the original amount of $250,000 bearing interest at 4.95%. The loan agreement calls for monthly payments of $4,700 and is scheduled to mature on April 9, 2019. Proceeds from the loan were used to purchase racking inventory and related equipment. The loan is secured by the inventory and equipment. The outstanding balance at December 31, 2016, is $124,500.

MD Energy, a subsidiary of the Company, entered into notes payable in October 2014, secured by transportation equipment, requiring combined monthly payments of $1,500 including principal and interest at various rates of interest per annum. Principal and any accrued interest are payable until September 2019. One note was cancelled with the disposition of the vehicle and the other note was paid in full during 2016.

On December 31, 2015, the Company entered into a $2.5 million Credit Facility or the Credit Agreement with JPMorgan Chase Bank, N.A. Availability under the Credit Facility is a Line of Credit with a Letter of Credit Sublimit up to $2.5 million. Upon execution, the Company accessed $1.8 million that was repaid in full on January 5, 2016. The Company had no borrowings under the Credit Agreement as of December 31, 2016. The Credit Agreement matures on November 30, 2017, but may be cancelled at any time by the Company. Loans are secured by a security interest in the Company’s cash accounts held with the Lender. Interest on any unpaid balance accrues at the Prime Rate, as defined in the Credit Agreement; provided that, on any given day, shall not be less than the Adjusted One Month LIBOR rate. Until the maturity date, the Company shall pay monthly interest only on loans. The Credit Facility provides for the payment of certain fees, including fees applicable to each standby letter of credit and standard transaction fees with respect to any transactions occurring on account of any letter of credit. Subject to customary carve-outs, the Credit Agreement contains customary negative covenants and restrictions for agreements of this type on actions by the Company including, without limitation, restrictions on indebtedness, liens, investments, loans, consolidation, mergers, dissolution, asset dispositions outside the ordinary course of business, change in business and restriction on use of proceeds. In addition, the Credit Agreement requires compliance by the Company with covenants including, but not limited to, furnishing the lender with certain financial reports. The Credit Agreement contains customary events of default, including, without limitation, non-payment of principal or interest, violation of covenants, inaccuracy of representations in any material respect and cross defaults with certain other indebtedness and agreements.

On January 5, 2016, the Company entered into a loan agreement for the acquisition of a pile driver in the principal amount of $182,000 bearing interest at 5.5%. The loan agreement calls for monthly payments of $4,200 and is scheduled to mature on January 15, 2020. The loan is secured by the equipment. The outstanding balance at December 31, 2016, is $143,400.

On September 8, 2016, the Company entered into a loan agreement for the acquisition of a pile driver in the principal amount of $174,000 bearing interest at 5.5%. The loan agreement calls for monthly payments of $4,000 and is scheduled to mature on January 15, 2020. The loan is secured by the equipment. The outstanding balance at December 31, 2016, is $164,100.

On November 14, 2016, the Company entered into a 0% interest loan agreement for the acquisition of an excavator in the principal amount of $58,600. The loan agreement calls for monthly payments of $1,200 and is scheduled to mature on November 13, 2020. The loan is secured by the equipment. The outstanding balance at December 31, 2016, is $56,400.

On December 23, 2016, the Company entered into a loan agreement for the acquisition of modular office systems and related furniture in the principal amount of $172,000 bearing interest at 4.99%. The loan agreement calls for 16 quarterly payments of $11,900 and is scheduled to mature in September 2020. The loan is secured by the equipment. The outstanding balance at December 31, 2016, is $162,300.

As of December 31, 2016 and December 31, 2015, loans payable are summarized as follows:

	2016	2015
Business line dated March 10, 2014	$0	$137,000
Business loan agreement dated March 14, 2014	62,700	88,000
Business loan agreement dated April 9, 2014	124,500	174,000
Equipment notes payable	526,200	61,000
Line of credit	0	1,800,000

Subtotal	713,400	2,260,000
Less: Current position	(217,700)	(2,028,000)

Long-term position	$495,700	$232,000

7. ACQUISITION CONVERTIBLE PROMISSORY NOTE

On January 31, 2014, the Company issued 4% convertible promissory notes in the aggregate principal amount of $1,750,000 as part of the consideration paid to acquire 100% of the issued and outstanding stock of Sunworks United. The notes are convertible into shares of fully paid and non-assessable shares of common stock. The conversion price was $0.52 per share until March 30, 2015, which was amended to extend to March 31, 2016. The Notes were five (5) year notes and bore interest at the rate of 4% per annum. In February and March 2014, $625,000 of the notes was converted into 1,201,923 shares of common stock, leaving a remaining note balance of $1,125,000 as of December 31, 2014. During the twelve months ended December 31, 2015, the Company issued 721,154 shares of common stock upon conversion of principal in the amount of $375,000. The principal note balance remaining as of December 31, 2015 was $750,000. On February 29, 2016, the $750,000 balance remaining was fully converted into 1,442,308 shares of common stock. The Company recorded amortization of the beneficial conversion feature as interest expense in the amount of $0 and $234,000 during the year ended December 31, 2016 and 2015, respectively.

On February 28, 2015, the Company issued a 4% convertible promissory note in the aggregate principal amount of $2,650,000 as part of the consideration paid to acquire 100% of the total outstanding stock of MD Energy. The note is convertible into shares of common stock on or after each of the following dates: November 30, 2015, November 30, 2016 and November 30, 2017. The conversion price is $2.60 per share. A beneficial conversion feature of $3,261,500 was calculated but capped at the $2,650,000 value of the note. The beneficial conversion feature was calculated by multiplying the difference between the fair value of stock at the date of the note $5.80 less the conversion price of $2.60 multiplied by the maximum number of share subject to conversion, 1,019,231. In November 2015, the Company issued 339,743 shares of common stock upon conversion of the principal amount of $883,000. Commencing on March 31, 2015, and each quarter thereafter during the first two (2) years of the note, the Company will make quarterly interest only payments to the shareholder for accrued interest on the Note during the quarter. Commencing with the quarter ending on June 30, 2017, the Company will make quarterly payments of interest accrued on the convertible note during the prior quarter plus $221,000 with the final payment of all outstanding principal and accrued but unpaid interest on the convertible note due and payable on February 28, 2020 (the maturity date). The Company recorded amortization of the beneficial conversion feature as interest expense in the amount of $959,500 and $952,000 during the years ended December 31, 2016 and 2015, respectively. The debt discount will be amortized over the life of the convertible note, or until such time that the convertible note is converted, in full or in part, into shares of common stock of the Company with any unamortized debt discount continuing to be amortized in the event of any partial conversion thereof and any unamortized debt discount being expensed at such time of full conversion thereof.

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

8. CONVERTIBLE PROMISSORY NOTES

Convertible promissory note at December 31, 2016 and 2015 are as follows:

	2016	2015
Convertible promissory notes payable	$654,000	$850,000
Less, debt discount	-	-
Convertible promissory notes payable, net	$654,000	$850,000

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

On January 29, 2014, the Company entered into a securities purchase agreement providing for the sale of a 10% convertible promissory note in the principal amount of up to $100,000. Upon execution of the note, the Company received an initial advance of $90,000. On December 4, 2014, the Company issued 192,543 shares of common stock upon conversion of $60,000 in principal, plus interest of $5,000. As of December 31, 2014, the remaining balance was $30,000. The note was convertible into shares of common stock of the Company at a price equal to a variable conversion price equal to the lesser of $0.338 per share, or fifty percent (50%) of the lowest trading price after the effective date. The Company issued 97,633 shares of common stock upon conversion of principal in the amount of $30,000 plus accrued interest of $3,000 during the year ended December 31, 2015.

On January 31, 2014, the Company entered into a securities purchase agreement providing for the sale of a 10% convertible promissory note in the principal amount of up to $750,000 for consideration of $750,000. The proceeds were restricted and were used for the purchase of Solar United Network, Inc. The note was convertible into shares of common stock of the Company at a price equal to a variable conversion price equal to the lesser of $1.30 per share, or fifty percent (50%) of the lowest trading price after the effective date. As of September 30, 2014, the note was exchanged for a new convertible note with a fixed conversion price of $0.338. Per ASC 815, the derivative liability on the note was extinguished and the new note was re-valued per ASC 470 as a beneficial conversion feature, which was expensed in the statement of operations during 2014. The note originally matured on October 28, 2014, was extended three months to January 31, 2015, was extended to September 30, 2016, and in March 2016 was subsequently extended to June 30, 2019 with zero interest. The Company recorded interest expense in the amount of $11,000 and $75,000 during the years ended December 31, 2016 and 2015, respectively. During the year ended December 31, 2016, the noteholder made a partial conversion of principal and accrued interest in the amount of $196,000 and $45,000 respectively in exchange for 711,586 shares of common stock, with a remaining principal balance of $554,000.

On February 11, 2014, the Company entered into a securities purchase agreement providing for the sale of a 10% convertible promissory note in the principal amount of up to $100,000. Upon execution of the note, the Company received an initial advance of $20,000. In February and March, the Company received additional advances in an aggregate amount of $80,000 for an aggregate total of $100,000. The note was convertible into shares of common stock of the Company at a price equal to a variable conversion price equal to the lesser of $1.30 per share, or fifty percent (50%) of the lowest trading price after the effective date. As of September 30, 2014, the note was exchanged for a new convertible note with a fixed conversion price of $0.338. Per ASC 815, the derivative liability on the note was extinguished and the new note was re-valued per ASC 470 as a beneficial conversion feature. The note matured on various dates from the effective date of each advance with respect to each advance. At the sole discretion of the lender, the lender was able to modify the maturity date to be twelve (12) months from the effective date of each advance. The note matured on various dates in 2014, and was extended to September 30, 2016, and in March 2016 was subsequently extended to June 30, 2019 with zero interest. The Company recorded interest expense in the amount of $0 and $10,000 during the years ended December 31, 2016 and 2015, respectively.

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

9. CAPITAL STOCK

Reverse Stock Split

On February 25, 2015, the Company effected a 26:1 reverse stock split of its issued and outstanding shares of common stock. All share and per share dollar amounts have been retrospectively revised to reflect the twenty six-for-one (26:1) reverse stock split.

Common Stock

Twelve months ended December 31, 2016

During the year ended December 31, 2016, the Company issued 1,442,309 shares of common stock at a price of $0.52 per share for conversion of principal for three convertible promissory notes in the aggregate amount of $750,000.

During the year ended December 31,2016, the Company issued 711,586 shares of common stock at a price of $0.338 per share for partial conversion of principal and interest for a convertible promissory note in the aggregate amount of $241,000.

During the year ended December 31,2016, the Company issued 379,491 shares of restricted common stock per terms of the performance-based RSGA awards and another 746,153 vested shares of restricted common stock were issued in March 2017. The Company recorded stock based compensation costs at fair value as of the date of grant of $5,584,000. The $5,584,000 is part of the total stock based compensation expense for 2016 of $6,041,000.

Twelve months ended December 31, 2015

During the year ended December 31, 2015, the Company issued 3,000,000 shares of common stock at $4.15 per share in an underwritten offering. The net proceeds to the Company were $11,579,000.

During the year ended December 31, 2015, the Company issued 1,175,517 shares of common stock conversion of principal for convertible promissory notes in the amount of $1,300,000.

During the year ended December 31, 2015, the Company issued 57,529 shares of restricted common stock valued at $239,000 for services.

During the year ended December 31, 2015, the Company issued 11,583 shares of common stock valued at $3,000 in conversion of restricted common stock for commitment fees.

During the year ended December 31, 2015, the Company issued 3,000 shares of common stock valued at $12,000 in exercise of common stock warrants.

During the year ended December 31, 2015, the Company issued 53,649 shares of common stock for the cashless exercise of options.

During the year ended December 31, 2015, the Company received $39,000 in contributed capital which was the disgorged profits related to Company stock transactions by an officer within a 180 day period.

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

10. STOCK OPTIONS, RESTRICTED STOCK AND WARRANTS

Options

As of December 31, 2016, the Company has 1,634,574 non-qualified stock options outstanding to purchase 1,634,574 shares of common stock, per the terms set forth in the option agreements. The stock options vest at various times, and are exercisable for a period of seven years from the date of grant at exercise prices ranging from $0.26 to $4.42 per share, the market value of the Company’s common stock on the date of each grant. The Company determined the fair market value of these options by using the Black Scholes option valuation model.

A summary of the Company’s stock option activity and related information follows:

	December 31, 2016		December 31, 2015
		Weighted		Weighted
	Number	average	Number	average
	of	exercise	of	exercise
	Options	price	Options	price
Outstanding, beginning January 1, 2016	899,574	$1.30	957,266	$2.20
Granted	785,000	2.71	-	-
Exercised	-	-	(53,649)	0.26
Forfeited	(50,000)	2.68
Expired	-	-	(4,043)	0.26
Outstanding, end of December 31, 2016	1,634,574	1.93	899,574	1.30
Exercisable at the end of December 31, 2016	1,043,212	1.45	822,650	1.13
Weighted average fair value of options granted during period		2.71		4.42

The following summarizes the options to purchase shares of the Company’s common stock which were outstanding at December 31, 2016:

			Weighted
			Average
			Remaining
Exercisable	Stock Options	Stock Options	Contractual
Prices	Outstanding	Exercisable	Life (years)
$1.30	576,923	576,923	0.58
$0.26	192,308	192,308	2.00
$0.47	53,419	53,419	3.73
$4.42	76,924	52,969	4.94
$2.68	545,000	147,208	4.28
$3.03	40,000	5,778	4.58
$2.88	50,000	8,403	4.67
$3.10	50,000	4,167	4.84
$2.39	50,000	2,037	4.88
$
	1,634,574	1,043,212

Aggregate intrinsic value of options outstanding and exercisable at December 31, 2016 and 2015 was $573,300 and $2,042,000, respectively. Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the fiscal period, which was $2.00 and $3.70 as of December 31, 2016, and 2015, respectively, and the exercise price multiplied by the number of options outstanding.

The Company recorded stock based compensation for issued options of $457,000 and $136,000 for the years ended December 31, 2016 and 2015, respectively.

Restricted Stock Grant to CEO

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

In the year ended December 31, 2016, four month’s or $55,800 of stock based compensation expense was recognized for the August 31, 2016 RSGA.

Restricted Stock Grants to Sunworks United Shareholders

During the year ended December 31, 2014, the Company entered into RSGAs with the three Shareholders of Sunworks United (Sunworks United Shareholders), intended to provide incentive to the recipients to ensure economic performance of the Company. All shares issuable under the RSGAs are performance based shares and are valued as of the grant date at $5.12 per share. Each of the RSGAs provide for the issuance of up to 276,924 shares of the Company’s common stock in the aggregate to the Sunworks United Shareholders provided certain milestones are met in certain stages as follows: a) If the Company’s aggregate net income from operations, for any trailing four (4) quarters equals or exceeds $2 million, the Company will issue each Sunworks United Shareholder 92,308 shares of common stock and 276,924 shares in the aggregate; b) If the Company’s aggregate net income from operations, for any trailing four (4) quarters exceeds $3 million, the Company will issue each Sunworks United Shareholder 92,308 shares and 276,924 shares of common stock in the aggregate; c) If the Company’s aggregate net income from operations, for any trailing four (4) quarters exceeds $4 million, the Company will issue each Sunworks United Shareholder 92,307 and 276,924 shares in the aggregate. Based on the probability that the first milestone would be achieved the Company recognized $100,000 in stock compensation expense during the year 2015. As of September 30, 2016 the Company achieved each of the three milestones. During the quarter ended June 30, 2016 the Company issued 276,924 shares in aggregate associated with the first milestone. The issuance of the remaining 553,845 shares will be completed during the fourth quarter of 2016. The stock based compensation expense associated with the achievement of the second and third milestones totaled $2,837,000 and was recognized in the quarter ended September 30, 2016. No additional compensation expense will be required with the issuance March 2017 issuance of the 553,846 common shares.

Restricted Stock Grants to Employees

During the year ended December 31, 2014, the Company entered into RSGAs with certain employees of Sunworks United, intended to provide incentive to the recipients to ensure certain economic performance of the Company. All shares issuable under the RSGA are performance based shares and are valued as of the grant date at $5.12 per share. Each of the RSGAs provides for the issuance of up to 38,462 shares of the Company’s common stock to each employee provided certain milestones are met in certain stages as follows: a) If the Company’s aggregate net income from operations, for any trailing four (4) quarters equals or exceeds $2 million, the Company will issue to each employee 12,821 shares of common stock and 64,105 shares in the aggregate; b) If the Company’s aggregate net income from operations, for any trailing four (4) quarters exceeds $3 million, the Company will issue each employee 12,821 shares of common stock and 64,105 shares in the aggregate; c) If the Company’s aggregate net income from operations, for any trailing four (4) quarters exceeds $4 million, the Company will issue each employee 12,820 and 51,280 shares in the aggregate. Based on the probability that the first milestone would be achieved the Company recognized $33,000 in stock compensation expense during the year 2015. As of September 30, 2016 the Company achieved each of the three milestones. During the quarter ended June 30, 2016 the Company issued 64,105 shares in aggregate associated with the first milestone. The issuance of the remaining 115,385 shares will be completed during the fourth quarter of 2016. The stock based compensation expense associated with the achievement of the second and third milestones totaled $591,000 and was recognized in the quarter ended September 30, 2016. No additional compensation expense will be required with the March 2017 issuance of the 115,385 common shares.

Restricted Stock Grant to Former CFO

On February 1, 2015, the Company entered into a RSGA with its former Chief Financial Officer, intended to provide incentive to the former CFO to ensure certain economic performance of the Company. All shares issuable under the RSGA are performance-based shares and are valued as of the grant date at $4.21 per share. The RSGA provides for the issuance of up to 115,385 shares of the Company’s common stock provided certain milestones are met in certain stages as follows: a) If the Company’s aggregate net income from operations, for any trailing four (4) quarters equals or exceeds $2 million, the Company will issue 38,462 shares of common stock; b) If the Company’s aggregate net income from operations, for any trailing four (4) quarters exceeds $3 million, the Company will issued 38,462 shares of common stock; c) If the Company’s aggregate net income from operations, for any trailing four (4) quarters exceeds $4 million, the Company will issue 38,461. As of September 30, 2016 the Company achieved each of the three milestones. During the quarter ended June 30, 2016 the Company issued 38,462 shares associated with the first milestone. The issuance of the remaining 76,723 shares will be completed during the fourth quarter of 2016. The stock based compensation expense associated with the achievement of the second and third milestones totaled $324,000 and was recognized in the quarter ended September 30, 2016. No additional compensation expense will be required with the March 2017 issuance of the 76,923 common shares.

Under the terms of the RSGA, the Company issued 379,491 shares of restricted common stock in May 2016. Another 746,153 shares of restricted common stock vested and were issued in March 2017.

The total combined option and restricted stock compensation expense recognized, in the statement of operations, during the years ended December 31, 2016 and 2015 was $6,041,400 and $136,000, respectively.

Warrants

As of December 31, 2016, the Company had 2,997,000 common stock purchase warrants outstanding.

During the year ended December 31, 2015, the Company issued 3,000,000 common stock purchase warrants. The warrants were issued as part of the units sold by the Company in a public offering in March 2015. The warrants are exercisable at a price of $4.15 per share.

A summary of the Company’s warrant activity and related information follows:

	December 31, 2016		December 31, 2015
		Weighted		Weighted
	Number	average	Number	average
	of	exercise	of	exercise
	Warrants	price	Warrants	price
Outstanding, beginning of period	2,997,000		-	$
Granted	-	4.15	3,000,000	4.15
Exercised	-	4.15	(3,000)	4.15
Expired	-		-
Outstanding, end of period	2,997,000	$4.15	2,997,000	$4.15
Exercisable at the end of period	2,997,000	$4.15	2,997,000	$4.15
Weighted average fair value of options granted during the period		$4.15		$4.15

11. INCOME TAXES

The Company files income tax returns in the U.S. federal jurisdiction and the state of California. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2013.

Deferred income taxes have been provided by temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. To the extent allowed by GAAP, we provide valuation allowances against the deferred tax assets for amounts when the realization is uncertain. Included in the balances at December 31, 2016 and 2015, are no tax positions for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

The Company’s policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the periods ended December 31, 2016 and 2015, the Company did not recognize interest and penalties.

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the year ended December 31, 2016 and 2015 due to the following:

	2016	2015
Net income (loss)	$(3,705,000)	$415,000
Depreciation and amortization	128,000	301,000
Stock Compensation Expense	2,386,000	53,000
(Gain) Loss on Derivative	-	(27,000)
Amortization of Debt Discount	379,000	466,000
Gain/Loss on Settlement of Debt	-	-
Research and development costs	-	-
Acquisition change in tax method	-	-
Other	-	-
Valuation Allowance	812,000	(1,208,000)

Income tax expense	$-	$-

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

At December 31, 2016, the Company had net operating loss carry-forwards of approximately $7.2 million that may be offset against future taxable income through 2036. No tax benefit has been reported in the December 2016 financial statements, since the potential tax benefit is offset by a valuation allowance of the same amount.

Net deferred tax assets consist of the following components as of December 31, 2016 and 2015:

	2016	2015
Deferred tax assets:
NOL carryover	$2,473,000	$1,761,000
R&D carryover	172,000	167,000
Other	125,000	30,000

Deferred tax liabilities:
Depreciation	(180,000)	(180,000)
	2,590,000	1,778,000
Less valuation allowance	(2,590,000)	(1,778,000)

Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry-forwards for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry-forwards may be limited as to use in future years.

12. COMMITMENTS AND CONTINGENCIES

Sunworks United leases 27,530 square feet of mixed used space consisting of office and warehouse facilities in Roseville, California, at a monthly lease rate of $19,800. The lease expires in December 2021.

Sunworks United leases 2,846 square feet of retail space consisting in Rocklin, California, at a monthly lease rate of $8,555. The lease expires in May 2021.

Sunworks United leases 5,304 square feet of office space in Rocklin, California, at a monthly lease rate of $5,569. The lease expires in May 2021. Sunworks is the sublessor through May 2021. Sublessee’s monthly payments begin in August 2017 at a monthly rate of $5,304.

Sunworks United leases 7,000 square feet of mixed used space consisting of office and warehouse facilities in Reno, Nevada at monthly lease rate of $4,200. The lease expires in December 2018.

Sunworks United (formerly MD Energy) leases approximately 3,179 square feet of mixed used space consisting of office and warehouse facilities in Rancho Cucamonga, California, at a monthly lease rate of $4,046. The lease expires in October 2017.

Sunworks United (formerly Elite Solar) leases 15,600 square feet of mixed used space consisting of office and warehouse facilities from an entity controlled by the former sole shareholder of Plan B Enterprises, Inc. and current Series B Preferred Shareholder of the Company in Durham, California, at a monthly lease rate of $8,000. The initial lease expires in December 2018.

Sunworks United leases 2,437 square feet of mixed used space consisting of office and warehouse facilities in Turlock, California at monthly lease rate of $1,200. The lease expires in January 2019.

Sunworks United leases 5,000 square feet of mixed used space consisting of office and warehouse facilities in Tulare, California at monthly lease rate of $4,250. The lease expires in July 2019.

Sunworks United leases 3,560 square feet of mixed used space consisting of office and warehouse facilities in San Jose, California at monthly lease rate of $1,826. The lease expires in January 2017.

Sunworks United leases 800 square feet of mixed used space consisting of office and warehouse facilities in White City, Oregon at monthly lease rate of $800. The lease expires in June 2017.

Sunworks United leases various vehicles to perform installations and other purposes on 36 to 60 month terms with lease payments less than $1,000 monthly.

Sunworks United leases office space in Palm Springs, California at monthly lease rate of $490. The lease expires in April 2018.

At December 31, 2016, commitments for minimum property rental were as follows:

For the twelve months ended:
2017	$722,500
2018	688,700
2019	515,200
2020	495,100
2021 and thereafter	370,000
Total	$2,791,500

At December 31, 2016, commitments for minimum vehicle payments were as follows:

For the twelve months ended:
2017	$431,800
2018	367,800
2019	125,000
2020	23,700
2021 and thereafter	21,700
Total	$970,000

13. MAJOR CUSTOMER/SUPPLIERS

For the years ended December 31, 2016 and 2015 we had no customers that represented more than 10% of sales.

For the years ended December 31, 2016 and 2015 the following suppliers represented more than 10% of direct material costs:

	2016	2015
SunPower	36.3%	22.9%
Canadian Solar	4.7%	10.7%

14. RELATED PARTY TRANSACTIONS

In October 2015, the Company entered into a consulting agreement with John Van Slooten, a Board member. The consulting services included, but are not be limited to, consulting on and assisting with sourcing, assessing, modeling, due diligence and documentation with respect to potential acquisition candidates for the Company. The agreement was subject to the provisions for termination with the term of the Agreement commencing on October 1, 2015, and continuing until September 30, 2018. The Company agreed to pay Mr. Van Slooten, $33,000 upon signing and $9,300 per month plus out-of-pocket expenses during the term of the Agreement. The Company terminated this Agreement during the fourth quarter of 2016.

15. SUBSEQUENT EVENTS

On March 1, 2017, pursuant to the terms of a convertible note, the Company issued 798,817 shares of common in stock to the note holder. Under the terms of the convertible note, the conversion price is fixed at $0.338 per share. The conversion of the note results in a $270,000 outstanding principal reduction in the note from $554,000 to $284,000.

On March 28, 2017, pursuant to the terms of the Restricted Stock Grant Agreement awards, the Company issued 746,153 shares of restricted common stock. The recorded stock compensation costs at fair value was $3,752,000 and was expensed in the quarter ended September 30, 2016.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were ineffective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the required time periods specified in the Commission’s rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

During the year ended December 31, 2016, we carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation and due to the lack of segregation of duties and failure to implement accounting controls of acquired businesses, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report.

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

Limitations on the Effectiveness of Controls

Our management, including our principal executive officer and principal financial officer, do not expect that our disclosure controls and procedures or our internal controls will prevent all errors or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Management has identified control deficiencies regarding the lack of segregation of duties and the need for a stronger internal controls environment relating to revenue activities and intercompany reconciliations. Management of the Company believes that these material weaknesses are primarily due to the continued integration of the 2015 acquisitions of Plan B Enterprises, Inc. and MD Energy LLC. The small size of the Company’s accounting staff may prevent adequate controls in the future, such as segregation of duties, due to the cost/benefit of such remediation. We do expect to retain additional qualified personnel to remediate these control deficiencies in the future.

Because of the above material weakness, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2016, based on the criteria established in “Internal Control-Integrated Framework” issued by the COSO.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

No Attestation Report by Independent Registered Accountant

The effectiveness of our internal control over financial reporting as of December 31, 2016 has not been audited by our independent registered public accounting firm by virtue of our exemption from such requirement as a smaller reporting company.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following persons are our executive officers and directors, and hold the offices set forth opposite their names.

Name	Age	Position
James B. Nelson	64	Chief Executive Officer, President and Director
Paul C. McDonnel	60	Chief Financial Officer
Abe Emard	39	Chief Operating Officer and Director
Charles Cargile	52	Director
Frank L. Hunt	66	Director
John D. Van Slooten	56	Director
Brigham Tomco	37	Director
Shane Mace	51	Director
Rhone Resch	50	Director

The following is a brief account of the business experience during the past five years of each of our directors and executive officers:

James B. Nelson has been a director and Chief Executive Officer of Sunworks since October 2010. Mr. Nelson also served as Interim Chief Financial Officer from August 2012 until February 2014. Mr. Nelson is also a director of Sunworks United, a position he has held since February 1, 2014. Mr. Nelson began his executive career 30 years ago at Bain and Company, a business strategy consulting firm, where he managed a team of consultants on four continents solving CEO-level programs for global companies. Prior to joining Sunworks, he spent 20 years working in the private equity industry as both a capital partner and operating CEO to portfolio companies. Mr. Nelson was a general partner at Peterson Partners (2007-2009) and at Millennial Capital Partners (1991-2010—previously known as Invest West Capital). In addition to his responsibilities in acquisition and divestiture, Mr. Nelson worked as an executive of several portfolio companies. He served as chief executive officer of Euro-Tek Store Fixture, LLC, chairman of the board of American Retail Interiors, chairman of the board and chief executive officer of Panelview Inc. and chairman of the board of Critical Power Exchange, as well as sitting on numerous boards both in and out of the private equity funds’ portfolios. Prior to his years in private equity, Mr. Nelson served as Vice President of Marketing at Banana Republic/The Gap, where he managed company-wide marketing, as well as the initial international expansion of Banana Republic. He was also general manager for Banana Republic’s catalog division. He also served as Vice President of Marketing and Corporate Development at Saga Corporation, a multi-billion dollar food service company. Mr. Nelson received his MBA from Brigham Young University, where he graduated summa cum laude and was named the Outstanding Master of Business Administration Graduate.

The Board believes that Mr. Nelson is qualified to serve as a director because of his extensive experience as an executive and as a strategic consultant.

Paul C. McDonnel joined the Company in September 2016 as its Chief Financial Officer. Prior to joining Sunworks, Mr. McDonnel has served as the President of Vulcan Prevision Linings since 2010. From 2009 until 2010 Mr. McDonnel served as the Chief Operating Officer of Franklin Convey Products, LLC. From 2006 until 2009 he served as the Controller & Chief Financial Officer of Arrowhead Research Corp. From 2003 until 2005 Mr. McDonnel served as the Chief Executive Officer of Quality Imaging Products, and from 1999 until 2003 he served as the Chief Financial Officer and Senior Manager-Operations of Recall Secure Destruction Services. From 1994 to 1998 Mr. McDonnel served as the VP of Operations and Chief Operating Officer of Reid Plastics, Inc. (“Reid”). From 1990 until 1994 he served as Reid’s Chief Financial Officer. From 1987 to 1990 Mr. McDonnel served as the Vice President of Finance of Trojan Enterprises. From 1982 until 1987 he served in the audit practice of the Small Business Division of the Los Angeles office of Arthur Andersen & Co. Mr. McDonnel received both a Master of Arts - Management Accounting and Bachelor of Science – Accounting from Brigham Young University. Mr. McDonnel is a Certified Public Accountant in the State of California.

Abe Emard is a co-founder and served as the CEO of Sunworks United Inc., a division of Sunworks, from the company’s inception in February 2011 until February 2016, when he was named Chief Operating Officer of Sunworks. He is actively engaged in the design, installation and management of solar energy solutions for commercial, agricultural and residential customers. From 2000 until co-founding Sunworks United, he worked for Emard Electric, Inc. as its Project Manager, Vice President and Business Development Officer. Mr. Emard is pursuing a construction management degree from the University of California at Davis extension program and holds the Company’s electrical C-10 License. He is a certified installer for Canadian Solar, Sharp, AE Solaron, SunPower and PV Powered.

The Company’s Board of directors believes that Mr. Emard is qualified to serve as a Director because of his background with more than fifteen years’ electrical and solar construction management experience.

Charles F. Cargile has served as a Director of the Company since September 2016. From July, 2016 Mr. Cargile has served an Executive Advisor to MKS Industries which acquired Newport Corporation (“Newport”) in April 2016. Prior to that, since 2000, Mr. Cargile served in various capacities at Newport including Chief Financial Officer, Vice President and Senior Vice President. In addition, Mr. Cargile served as Treasurer of Newport from April 2013 until Newport’s acquisition and previously from February 2005 until April 2010. Prior to joining Newport, Mr. Cargile served in various capacities at York International Corporation (now a division of Johnson Controls, Inc.) since 1998 including Vice President, Finance and Corporate Development and Corporate Controller and Chief Accounting Officer. From February 1995 to November 1998 Mr. Cargile served as Corporate Controller and Chief Accounting Officer of Flowserve Corporation (“Flowserve”) and was employed by Flowserve in various other capacities prior to February 1995. Mr. Cargile currently serves on the board of directors of Netlist, Inc. (“Netlist”) and is also the Lead Independent Director and Chairman of the audit committee of Netlist.

Mr. Cargile qualifies to serve on the Company’s Board because of his financial background.

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

Mr. Van Slooten’s twenty-five years of experience in management, public finance and private equity bring to the Board a broad knowledge of public company management, and investment community relationships among institutional investors, analysts, and investment bankers.

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

Mr. Tomco’s seven years of experience as an entrepreneur, CEO and educational background brings to the Board a broad knowledge of public finance, audit processes, and compliance expertise.

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

Rhone Resch has served as a director of the Company since November 2016. Since 2004, Mr. Resch has served as the President and Chief Executive Officer of Solar Energy Industries Association. From 1998 until 2004, he served as the Senior Vice President of Natural Gas Supply Association, and from 1994 until 1998 he served as the Program Manager of the United State Environmental Protection Agency – Office of Air and Radiation. From 1992 until 1994 Mr. Resch served as a Senior Analyst at Project Performance Corporation. Mr. Resch received a Bachelor of Arts, English/Natural Resources from the University of Michigan, a Master of Environmental Science from State University of New York and a Master of Public Administration, Management from Syracuse University.

Mr. Resch is qualified to serve as a Director because of his industry expertise and corporate leadership experience.

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

Compliance with Section 16(a) of Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. These persons are required by regulation to furnish us with copies of all Section 16(a) reports that they file. Based on our review of the copies of these reports received by us, or written representations from the reporting persons that no other reports were required, we believe that, during fiscal 2016, all filing requirements applicable to our current officers, directors and greater than 10% beneficial owners were complied with, except for Tracy Welch, our former Chief Financial Officer, who filed one Form 4 late and James Nelson who filed his Form 5 late.

Code of Conduct and Ethics

We have adopted a code of conduct that applies to all of our directors, officers and employees. The text of the code of conduct has been posted on our internet website and can be viewed at www.sunworksusa.com. Any waiver of the provisions of the code of conduct for executive officers and directors may be made only by the audit committee and, in the case of a waiver for members of the audit committee, by the Board of Directors. Any such waivers will be promptly disclosed to our shareholders.

Committees of the Board of Directors

Audit Committee. The Board has a standing Audit Committee, consisting of Messrs. Frank Hunt (Chairman), Brigham Tomco and Shane Mace. The Audit Committee acts under a written charter, which more specifically sets forth its responsibilities and duties, as well as requirements for the Audit Committee’s composition and meetings. The audit committee charter is available on the Company’s website (www.sunworksusa.com). The Audit Committee held 4 meetings during the fiscal year ended December 31, 2016.

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

Corporate Governance/Nominating Committee. The Board has a standing Corporate Governance/Nominating Committee. The Nominating and Governance Committee consists of Messrs. John Van Slooten (Chairman), Shane Mace, and Rhone Resch. The Nominating and Governance Committee acts under a written charter, which more specifically sets forth its responsibilities and duties, as well as requirements for its composition and meetings. The corporate governance/nominating committee charter is available on the Company’s website (www.sunworksusa.com). The Corporate Governance/Nominating Committee held 3 meetings during the fiscal year ended December 31, 2016.

The Corporate Governance/Nominating Committee has been established by the Board in order, among other things to: (1) develop and recommend to the Board the Corporate Governance Guidelines of the Company and oversee compliance therewith; (2) assist the Board in effecting Board organization, membership and function including identifying qualified Board nominees; (3) assist the Board in effecting the organization, membership and function of Board committees including the composition of Board committees and recommending qualified candidates therefor; (4) evaluate and provide successor planning for the Chief Executive Officer and other executive officers; and (5) to develop criteria for Board membership, such as independence, term limits, age limits and ability of former employees to serve on the Board and the evaluation of candidates’ qualifications for nominations to the Board its committees as well as removal therefrom, respectively.

The Corporate Governance/Nominating Committee does not have a formal policy that requires it to consider any director candidates that might be recommended by shareholders, but adheres to the Company’s By-Laws provisions and Securities and Exchange Commission rules relating to proposals by shareholders. The Corporate Governance/Nominating Committee of the Board of Directors is responsible for identifying and selecting qualified candidates for election to the Board of Directors prior to each annual meeting of the Company’s shareholders. In identifying and evaluating nominees for director, the Corporate Governance/Nominating Committee considers each candidate’s qualities, experience, background and skills, as well as other factors, such as the individual’s ethics, integrity and values which the candidate may bring to the Board of Directors.

The Board has determined that all the members of the Corporate Governance/Nominating Committee are “independent” under the current listing standards of NASDAQ.

Compensation Committee. The Board has a standing Compensation Committee. The Compensation Committee of the Board is composed entirely of directors who are not our current or former employees, each of whom meets the applicable definition of “independent” as defined by the rules of the Nasdaq Stock Market. None of the members of the Compensation Committee during fiscal 2016 (i) had any relationships requiring disclosure by the Company under the SEC’s rules requiring disclosure of related party transactions or (ii) was an executive officer of a company of which an executive officer of the Company is a director. The current members of the Compensation Committee are Messrs. Brigham Tomco (Chairman), John Van Slooten and Rhone Resch. The Compensation Committee has no interlocks with other companies. The compensation committee charter is available on the Company’s website (www.sunworksusa.com). The Compensation Committee held 2 meetings during the fiscal year ended December 31, 2016.

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

The Board has determined that all the members of the Compensation Committee are “independent” under the current listing standards of NASDAQ.

Board of Directors Leadership Structure and Role in Risk Oversight.

Our Board is responsible for the selection of the Chairman of the Board and the Chief Executive Officer. The Board does not have a policy on whether or not the roles of Chief Executive Officer and Chairman should be separate and, if they are to be separate, whether the Chairman should be selected from the non-employee directors or be an employee.

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

Each of the Board’s committees also oversees the management of the Company’s risks that are under each committee’s areas of responsibility. For example, the Audit Committee oversees management of accounting, auditing, external reporting, internal controls, and cash investment risks. The Nominating and Governance Committee oversees the Company’s compliance policies, Code of Conduct and Ethics, conflicts of interests, director independence and corporate governance policies. The Compensation Committee oversees risks arising from compensation practices and policies. While each committee has specific responsibilities for oversight of risk, the Board is regularly informed by each committee about such risks. In this manner, the Board can coordinate its risk oversight.

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

Compensation Program Objectives and Rewards

Our compensation philosophy is based on the premise of attracting, retaining, and motivating exceptional leaders, setting high goals, working toward the common objectives of meeting the expectations of customers and shareholders, and rewarding outstanding performance. Following this philosophy, in determining executive compensation, we consider all relevant factors, such as the competition for talent, our desire to link pay with performance in the future, the use of equity to align executive interests with those of our shareholders, individual contributions, teamwork and performance, and each executive’s total compensation package. We strive to accomplish these objectives by compensating all executives with total compensation packages consisting of a combination of competitive base salary and incentive compensation.

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

●	Base salary and benefits are designed to attract and retain employees over time.
●	Incentive compensation awards are designed to focus employees on the business objectives for a particular year.
●	Equity incentive awards, such as stock options and non-vested stock, focus executives’ efforts on the behaviors within the recipients’ control that they believe are designed to ensure our long-term success as reflected in increases to our stock prices over a period of several years, growth in our profitability and other elements.
●	Severance and change in control plans are designed to facilitate a company’s ability to attract and retain executives as we compete for talented employees in a marketplace where such protections are commonly offered. We currently have not given separation benefits to any of our Name Executive Officers.

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

The Elements of Sunworks’ Compensation Program

Base Salary

Executive officer base salaries are based on job responsibilities and individual contribution. The board reviews the base salaries of our executive officers, including our Named Executive Officers, considering factors such as corporate progress toward achieving objectives (without reference to any specific performance-related targets) and individual performance experience and expertise. None of our Named Executive Officers have employment agreements with us. Additional factors reviewed by the board of directors in determining appropriate base salary levels and raises include subjective factors related to corporate and individual performance. For the year ended December 31, 2016, the board of directors approved all executive officer base salary decisions.

Our board of directors determines base salaries for the Named Executive Officers at the beginning of each fiscal year, and the board proposes new base salary amounts, if appropriate, based on its evaluation of individual performance and expected future contributions. We adopted a 401(k) Plan in 2016 and base salary is the only element of compensation that is used in determining the amount of contributions permitted under the 401(k) Plan.

Incentive Compensation Awards

Some Named Executives have been paid discretionary bonuses but our Compensation Committee has not yet established a formal compensation policy for the determination of bonuses. If our revenue grows and bonuses become affordable and justifiable, we expect to use the following parameters in justifying and quantifying bonuses for our Named Executive Officers and our other officers: (1) the growth in our revenue, (2) the growth in our earnings before interest, taxes, depreciation and amortization, as adjusted (“EBITDA”), and (3) our stock price. Our compensation committee has not adopted specific performance goals and target bonus amounts for any of our fiscal years, but may do so in the future.

Equity Incentive Awards

In March 2016, the Company’s Board of Directors adopted the 2016 Plan and in June 2016, the stockholders adopted the same. The maximum number of shares of common stock that may be issued under the 2016 Plan is 1,800,000. The 2016 Plan is currently administered by the Company’s Compensation Committee. The 2016 Plan authorizes grants of stock options, stock appreciation rights and restricted stock awards to officers, employees, directors of the Company as well as consultants who are selected by the Compensation Committee to receive an award. No option shall be exercisable more than 10 years after the date of grant. No option granted under the 2016 Plan is transferable by the individual or entity to whom it was granted otherwise than by will or laws of descent and distribution, and, during the lifetime of such individual, is not exercisable by any other person, but only by him.

Benefits and Prerequisites

At this stage of our business we have limited benefits and no prerequisites for our employees other than health insurance, 401(k) and vacation benefits that are generally comparable to those offered by other small private and public companies or as may be required by applicable state employment laws. We may confer other fringe benefits for our executive officers in the future if our business grows sufficiently to enable us to afford them.

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

Executive Officer Compensation

The following table sets forth the total compensation paid in all forms to the executive officers of the Company and includes two of the most highly compensated officers other than our principal executive officer, our principal operating officer and our principal financial officer during the periods indicated:

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards(1)(3)	Option Awards(2)	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total

James B. Nelson, Chief Executive Officer	2016	$310,000	$300,000	55,800	43,800	0	0	0	$709,600
and President	2015	294,000	250,000						544,000

Abe Emard, Chief Operating	2016	$173,700	$14,600	1,418,300	35,000	0	0		$1,641,700
Officer	2015	129,000	136,000	0	0	0	0	0	265,000

Paul McDonnel, Chief Financial	2016	$67,400	$0	0	3,800	0	0		$71,200
Officer			0	0	0	0	0	0

Emil Beitpolous, President of	2016	$139,200	$73,100	1,418,300	17,500	0	0		$1,648,100
Residential	2015	125,000	77,000		0	0	0		202,000

Mikhail Podnebesnyy, Director of	2016	$139,200	$73,100	1,418,300	13,600		0	0	$1,644,200
Engineering	2015	125,000	77,000	0	0	0	0	0	202,000

Tracy Welch, Former Chief	2016	$137,000	$20,000	485,800	11,000	0	0	25,000	$678,800
Financial Officer	2015	174,000	30,000	0	0	0	0	0	204,000

(1)	The amount reflected in this column is the compensation cost recognized by the Company during fiscal years 2016 and 2015 under Statement of Financial Accounting Standard No. 123R (Share-Based Payment) for grants made in 2016 and 2015. The fair value of each restricted stock grant is estimated on the date of grant using the closing price of our common stock on the date of the grant as reported on the OTCQB.

(2)	The amount reflected in this column is the compensation cost recognized by the Company during fiscal years 2016 and 2015 under Statement of Financial Accounting Standard No. 123R (Share-Based Payment) for grants made in 2016 and 2015. The fair value of each grant is estimated on the date of grant using the Black-Scholes option-pricing model.

(3)	On September 23, 2013, Mr. Nelson was granted 769,231 restricted shares of our common stock. These shares vest according to a schedule of performance goals, which is described below under “Restricted Stock.” As of December 31, 2015, half of the restricted stock in this award had vested and issued, based on the achievement of two performance milestones: the achievement of $10 million in revenues in a 12-month period of time and the achievement of $10 million in market value. The vesting of the second half of the shares is based on the achievement of $2,000,000 in GAAP Net Profit in a 12-month period.
(4)	On September 2, 2016 Tracy Welch resigned as Chief Financial Officer. The terms of the separation require a $50,000 severance payment in two installments of $25,000 each in 2016 and 2017.

Employment Agreements

We have not entered into any employment agreements with our executive officers to date, except for at-will employment agreements with the executive officers of our subsidiaries as follows:

In 2014, we entered into employment agreements with three executive officers of Sunworks United, the Company’s wholly owned subsidiary. Each of these employment agreements provided for an initial base annual salary of $100,000 with the potential for periodic bonuses and equity incentive awards at the discretion of the Company’s Board of Directors. In October 2014, the Board of Directors approved increases in the annual base salaries to $120,000. In January 2016 the base salaries of two of the three the officers was increased to $140,000. The base salary for the third officer, Abe Emard, who assumed the role of our Chief Operating Officer, was increased from $120,000 to $175,000.

In 2015, the Company entered into an at-will employment agreement with the Chief Executive Officer of Elite Solar Acquisition Sub., Inc., another wholly owned subsidiary acquired on December 1, 2015. The employment agreement provides for a base annual salary of $140,000 with the potential for periodic bonuses and equity incentive awards at the discretion of the Company’s Board of Directors.

Outstanding Equity Awards

The following table sets forth information with respect to unexercised stock options, stock that has not vested, and equity incentive plan awards held by our executive officers at December 31, 2016.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards					Stock Awards
Name and Principal Position	Number of Securities Underlying Unexercised Options Exercisable		Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date	Number of Shares of Stock that Have not Vested		Market Value of Shares of Stock that Have not Vested

James B. Nelson,	$576,923	(1)	$0	$1.30	7/22/17	$384,616	(3)	$769,232	(6)
Chief Executive Officer and President	192,308	(2)	0	0.26	11/1/19	230,769	(4)	461,538	(6)

Paul C. McDonnel Chief Financial Officer	2,037	(5)	47,963	2.39	11/17/21

Abe Emard Chief Operating Officer	17,750	(5)	42,250	2.68	4/13/21

(1)	On July 22, 2010, Mr. Nelson was granted nonqualified stock options to purchase 576,923 shares of our common stock at an exercise price of $1.30 per share exercisable until July 22, 2017 in consideration for his services to us. These stock options vest 1/36th per month, commencing on August 21, 2010, on a monthly basis for as long as Mr. Nelson is an employee or consultant of Sunworks.

(2)	On November 1, 2012, Mr. Nelson was granted nonqualified stock options to purchase 192,308 shares of our common at an exercise price of $0.26 per share exercisable on a cash or cashless basis until November 1, 2019 for his services to the Company. These stock options vest according to the following schedule: 53,419 on the date of grant, 5,342 on the first day of each month thereafter commencing on December 1, 2012 until December 1, 2014, and then 5,342 on January 1, 2015; provided Mr. Nelson is an employee or consultant of Sunworks. As of January 1, 2015, all of Mr. Nelson’s options are fully vested.

(3)	On September 23, 2013, Mr. Nelson was granted 769,231 restricted shares of our common stock. These shares vest according to a schedule of performance goals, which is described below under “Restricted Stock.” As of December 31, 2014, half of the restricted stock in this award had vested and issued, based on the achievement of two performance milestones: the achievement of $10 million in revenues in a 12-month period and the achievement of $10 million in market value. The vesting of the second half of the shares is based on the achievement of $2,000,000 in GAAP Net Profit in a 12-month period.

(4)

In August 2016, Sunworks granted James B. Nelson a restricted stock grant of 250,000 shares of the Company’s common stock pursuant to the terms of the Company’s 2016 Equity Incentive Plan (the “2016 Plan”). All shares issuable under the RSGA are valued as of the grant date at $2.90 per share. The restricted stock grant to Mr. Nelson will vest upon the earlier of (i) January 1, 2021, (ii) a Change of Control as defined in the 2016 Plan (iii) upon Mr. Nelson’s retirement or (iv) upon Mr. Nelson’s death. “Change of Control” as defined in the 2016 Plan means (i) a sale of all or substantially all of the Company’s assets or (ii) a merger with another entity or an acquisition of the Company that results in the existing shareholders of the Company owning less than fifty percent (50%) of the outstanding shares of capital stock of the surviving entity following such transaction.

(5)	Options granted pursuant to the 2016 Equity Incentive Plan (the “2016 Plan”) and vest over 1/36th per month.

(6)	Based on the last sale price of the Company’s common stock as quoted on the NASDAQ Market at the closing on December 31, 2016, which was $2.00 per share.

Restricted Stock

During fiscal year ended December 31, 2016, we granted to our Chief Executive Officer a restricted stock grant of 250,000 shares of the Company’s common stock pursuant to the terms of the Company’s 2016 Equity Incentive Plan. The restricted stock grant to Mr. Nelson will vest upon the earlier of (i) January 1, 2021, (ii) a Change of Control as defined in the 2016 Plan (iii) upon Mr. Nelson’s retirement or (iv) upon Mr. Nelson’s death. “Change of Control” as defined in the 2016 Plan means (i) a sale of all or substantially all of the Company’s assets or (ii) a merger with another entity or an acquisition of the Company that results in the existing shareholders of the Company owning less than fifty percent (50%) of the outstanding shares of capital stock of the surviving entity following such transaction.

The grant was made in recognition of the efforts of Mr. Nelson leading the Company through the uplisting and financing transaction consummated by the Company in 2015.

Option Exercises and Stock Vested

During the fiscal year ended December 31, 2015, Chang Won Son, our former Technology Director, exercised 53,649 stock options.

Director Compensation

The following table sets forth certain information regarding the compensation paid to our directors during the fiscal year ended December 31, 2016:

Director Compensation

Name	Fees earned or cash paid	Stock Awards	Option Awards	All other compensation	Total

Mark J. Richardson(1)	$8,750		10,000		$8,750
Frank Hunt	$17,750		15,000		$14,750
John Van Slooten	$-		10,000	$85,800	$85,800
Brigham Tomco	$17,750		50,000		$14,750
Shane Mace	$17,750		50,000		$14,750
Charles F. Cargile(2)	$8,500		50,000		$5,500
Rhone Resch(3)	$3,000		50,000		$3,000

(1)	Resigned as a member of the Board of Directors on September 1, 2016.
(2)	Appointed as a member of the Board of Directors on September 2, 2016.
(3)	Appointed as a member of the Board of Directors on October 25, 2016.

Commencing in December 2014, non-employee Board members were paid $1,500 for attendance in-person or telephonically at each Board meeting. Commencing on April 13, 2016, the amount paid to independent directors was increased to $3,750 per meeting, payable $1,250 per month for a total of up to $15,000 per year, assuming four meetings, with a pro rata adjustment if there were more or less than four meetings. In September 2016, the compensation paid to non-employee Board members was increased from $1,250 per month to $3,000 per month. Option awards granted to directors of the Company pursuant to the Company’s 2016 Equity Incentive Plan were modified to provide for vesting in one-half increments over a two-year period instead of vesting in one-third increments over a 3 year period. Directors may also be reimbursed their expenses for travelling, hotel and other expenses reasonably incurred in connection with attending board or committee meetings or otherwise in connection with the Company’s business.

In October 2015, the Company entered into a consulting agreement with John Van Slooten, a Board member. The consulting services included, but were not be limited to, consulting on and assisting with sourcing, assessing, modeling, due diligence and documentation with respect to potential acquisition candidates for the Company. The agreement was subject to the provisions for termination with the term of the Agreement. The Agreement commenced on October 1, 2015, and could continue until September 30, 2018. The Company agreed to pay Mr. Van Slooten, $33,000 upon signing and $9,300 per month plus out-of-pocket expenses. The Company terminated this Agreement in December of 2016.

As of December 31, 2016 there are no other cash compensation arrangements in place for members of the Board of Directors acting as such.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table is based upon 22,440,664 shares of common stock outstanding as of March 28, 2017, and sets forth, based on the public filings of such individuals and entities and our knowledge of securities issued by us to them, certain information concerning the ownership of voting securities of: (i) each current member of the Board, (ii) our Chief Executive Officer and other executive officers named in the Summary Compensation Table, (iii) all of our current directors and executive officers as a group and (iv) each beneficial owner of more than 5% of the outstanding shares of any class of our voting securities.

	Common Stock		Preferred Stock		All Stock
	Number of Shares	Percentage	Number of Shares	Percentage	Number of	Percentage
Name of Beneficial Owner (1)	Owned (2)	Owned (2)(3)	Owned (2)(4)	Owned (2)(3)(4)	Votes (2)(4)	Owned (2)(3)(4)

James Nelson (5)	1,220,929	5.2%	-	-%	1,220,929	5.2%
Paul McDonnel (6)	8,982	*		*	8,982	*
Emil Beitpolous (7)	808,565	3.6%	-	*	808,565	3.6%
Abe Emard (8)	847,517	3.8%	-	*	847,517	3.8%
Frank Hunt (9)	39,387	.2%	-	*	34,047	.2
Brigham Tomco (10)	34,595	.2%			34,595	.2%
Mikhail Podnebesnyy (11)	816,470	3.6%			816,470	3.6%
Shane Mace (12)	29,901	.1%			29,901	.1%
Charles Cargile (13)	18,818	.1%			18,818	.1%
Rhone Resch (14)	14,582	.1%			14,582	.1%
Kirk Short (15)	15,125	.1%	1,506,024	100%	15,125	.1
John Van Slooten (16)	36,867	.1%	-	*	31,527	.2%
All officers and directors as a group (9 persons)	3,891,738	17.4%	1,506,024	100% %	3,891,738	17.4%

(1) The address for our officers and directors is c/o of the Company, 1030 Winding Creek Road, Suite 100, Roseville, California 95678.

(2) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of March 20, 2016 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

(3) Percentage based on 22,440,664 shares of Common Stock issued and outstanding at March 20, 2016.

(4) James Nelson was issued 4,400 shares of Series A Preferred Stock by the Company on January 9, 2015, which were automatically redeemed and converted to 170 shares of Common Stock upon the listing of the Company’s common stock for trading on the Nasdaq Capital Market which occurred on March 4, 2015.

(5) Includes (a) 370,615 shares of common stock, (b) 807,044 shares underling options that are vested and currently exercisable and options which may be exercisable in the next 60 days.

(6) Includes (a) 0 shares of common stock, (b) 8,982 shares underling options that are vested and currently exercisable and options which may be exercisable in the next 60 days.

(7) Includes (a) 793,440 shares of common stock, (b) 15,125 shares underling options that are vested and currently exercisable and options which may be exercisable in the next 60 days.

(8) Includes (a) 817,267 shares of common stock, (b) 30,250 shares underling options that are vested and currently exercisable and options which may be exercisable in the next 60 days.

(9) Includes (a) 0 shares of common stock, (b) 39,387 shares underling options that are vested and currently exercisable and options which may be exercisable in the next 60 days.

(10) Includes (a) 0 shares of common stock, (b) 34,595 shares underling options that are vested and currently exercisable and options which may be exercisable in the next 60 days.

(11) Includes (a) 804,707 shares of common stock, (b) 11,763 shares underling options that are vested and currently exercisable and options which may be exercisable in the next 60 days.

(12) Includes (a) 0 shares of common stock, (b) 29,901 shares underling options that are vested and currently exercisable and options which may be exercisable in the next 60 days.

(13) Includes (a) 0 shares of common stock, (b) 18,818 shares underling options that are vested and currently exercisable and options which may be exercisable in the next 60 days.

(14) Includes (a) 0 shares of common stock, (b) 14,582 shares underling options that are vested and currently exercisable and options which may be exercisable in the next 60 days.

(15) Includes (a) 0 shares of common stock, (b) 15,125 shares underling options that are vested and currently exercisable and options which may be exercisable in the next 60 days.

(16) Includes (a) 0 shares of common stock, (b) 36,867 shares underling options that are vested and currently exercisable and options which may be exercisable in the next 60 days.

Item 13. Certain Relationships and Related Transactions and Director Independence.

The following is a description of transactions since January 1, 2015, to which we have been a party in which the amount involved exceeded or will exceed $120,000 and in which any of our directors, executive officers, beneficial holders of 5% or more of our capital stock, or entities affiliated with them, had or will have a direct or indirect material interest:

In October 2015, the Company entered into a consulting agreement with John Van Slooten, a Board member. The consulting services included, but were not be limited to, consulting on and assisting with sourcing, assessing, modeling, due diligence and documentation with respect to potential acquisition candidates for the Company. The agreement was subject to the provisions for termination with the term of the Agreement. The Agreement commenced on October 1, 2015, terminating on September 30, 2018. The Company agreed to pay Mr. Van Slooten, $33,000 upon signing and $9,300 per month plus out-of-pocket expenses. The Company terminated this Agreement in December of 2016.

Director Independence

Our Board of Directors presently consists of eight members. Our Board of Directors has determined that each of Messrs Hunt, Van Slooten, Cargile, Tomco, Mace and Resch are “independent,” as defined by SEC rules adopted pursuant to the requirements of the Sarbanes-Oxley Act of 2002 and as determined in accordance with Rule 4200(a)(15) of the Marketplace Rules of the Nasdaq Stock Market, Inc.

Item 14. Principal Accountant Fees and Services.

Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ending December 31, 2016 and 2015 were: $153,600 and $108,000, respectively. The fees were billed by Liggett & Webb, P.A., our independent auditors for the years ended December 31, 2016 and 2015 audits were $142,600 and $108,000, respectively.

Audit-Related Fees

The aggregate fees billed in either of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant’s financial statements and are not reported under item (1) for the fiscal years ending December 31, 2016 and 2015 were $3,500, and $65,000, respectively. Audit related fees primarily include fees due to the acquisition audits for Plan B Enterprises, Inc. and MD Energy, LLC.

Tax Fees

The aggregate fees were billed for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning for the fiscal years ending December 31, 2016 and 2015 was $7,500 and $7,500, respectively.

All Other Fees

Other fees billed for professional services provided by the principal accountant, other than the services reported above, for the fiscal years ending December 31, 2016 and 2015 were $0 and $0.

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
3.11

Amendment to Certificate of Incorporation filed with the Secretary of State on July 13, 2016 (Incorporated by reference to the current report on Form 8-K filed with the Securities and Exchange Commission on July 15, 2016)

4.1	Form of Warrant Agreement between Sunworks United, Inc., Computershare Inc., and Computershare Trust Company, N.A. (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on March 5, 2015).
4.2	Form of Non-Qualified Stock Option Agreement (Incorporated by reference to the Form SB-2 Registration Statement filed with the Securities and Exchange Commission dated August 1, 2005)
10.1	Non-statutory Stock Option Agreement with James B. Nelson, dated July 22, 2010 (Incorporated by reference from the Report on Form 8-K filed by the Company with the Securities and Exchange Commission, dated August 5, 2010)
10.2	Assignment of Intangible Assets and Assumption of Liabilities by and between Sunworks United, Inc., a Delaware corporation and Wideband Detection Technologies, Inc., a Florida corporation, dated as of June 28, 2011 (Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission, dated June 30, 2011)
10.3	Patent Assignment by and between Sunworks United, Inc., a Delaware corporation, as assignor and Wideband Detection Technologies, Inc., a Florida corporation, as assignee (Incorporated by reference to the Form 8K filed with the Securities and Exchange Commission, dated June 30, 2011)

10.4	Stock Purchase Agreement by and between Sunworks United, Inc., a Delaware corporation, as seller, and Roland F. Bryan, as buyer, dated as of June 30, 2011 (Incorporated by reference to the Form 8K filed with the Securities and Exchange Commission, dated June 30, 2011)
10.5	Restricted Stock Grant Agreement, dated September 23, 2013, by and between Sunworks United, Inc., a Delaware corporation, as Grantor, and James B. Nelson, as Grantee (Incorporated by reference to the Form 8K filed with the Securities and Exchange Commission, dated September 26, 2013)
10.6	Stock Purchase Agreement by and among Solar United Network, Inc., Emil Beitpolous, Abe Emard, Richard Emard, Mikhail Podnebesnyy, and Sunworks United, Inc., dated October 31, 2013 (Incorporated by reference to the Form 8K filed with the Securities and Exchange Commission, dated November 6, 2013)
10.7	Addendum to Stock Purchase Agreement by and among Solar United Network, Inc., Emil Beitpolous, Abe Emard, Richard Emard, Mikhail Podnebesnyy, and Sunworks United, Inc., dated January 31, 2014 (Incorporated by reference to the Form 8K filed with the Securities and Exchange Commission, dated January 31, 2014)
10.8	Amendment to Restricted Stock Grant Agreement, dated May 1, 2014 by and between Sunworks United, Inc. and James B. Nelson (Incorporated by reference to the current report on Form 8-K filed with the Securities and Exchange Commission, dated May 2, 2014)
10.9	Second Amendment to Restricted Stock Grant Agreement, dated August 26, 2014 by and between Sunworks United, Inc. and James B. Nelson (Incorporated by reference to the current report on Form 8-K filed with the Securities and Exchange Commission, dated August 29, 2014)
10.10	Form of Restricted Stock Grant Agreement in connection with grants to Abe Emard, Emil Beitpolous and Mikhail Podnebesnyy (Incorporated by reference to the current report on Form 8-K filed with the Securities and Exchange Commission, dated October 3, 2014)
10.11	Asset Purchase Agreement dated November 3, 2014 between MD Energy, LLC, Daniel Mitchell, Andrea Mitchell and Solar 3D, Inc. (Incorporated by reference to the quarterly report on Form 10-Q filed on November 10, 2014)
10.12	Amended and Restated Asset Purchase Agreement dated February 28, 2015 between MD Energy, LLC, Daniel Mitchell, Andrea Mitchell and Sunworks United, Inc. (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on March 3, 2015)
10.13	Employment Agreement dated February 28, 2015 between MD Energy, Inc. and Daniel Mitchell
10.14	Convertible Promissory Note issued February 28, 2105 (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on March 3, 2015)
10.14	Restricted Stock Grant Agreement, dated February 6, 2015, by and between Sunworks United, Inc., a Delaware corporation, as Grantor, and Tracy Welch, as Grantee (Incorporated by reference to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 31, 2015).
10.16	Credit Agreement between Sunworks United, Inc. and JP Morgan Chase Bank, N.A. dated December 31, 2015
16.1	Letter from HJ Associates & Consultants (Incorporated by reference to the current report on Form 8-K filed on January 21, 2015)
*21.1	Subsidiaries (Incorporated by reference to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 14, 2016.)
*31.1	Certification of Principal Executive Officer
*31.2	Certification of Principal Financial Officer
*32.1	Section 1350 Certificate of President and Chief Financial Officer

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

(b) Exhibits.

See (a)(3) above.

(c) Financial Statement Schedules.

See (a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNWORKS, INC.

By:	/s/ James Nelson
Chief Executive Officer & President
Principal Executive Officer

By:	/s/ Paul McDonnel
Chief Financial Officer
Principal Financial and Accounting Officer

Date: March 29, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James Nelson	Chief Executive Officer, President, and Chairman of the Board	March 29, 2017
James Nelson	(Principal Executive Officer)

/s/ Paul McDonnel	Chief Financial Officer	March 29, 2017
Tracy Welch	(Principal Financial and Accounting Officer)

/s/ Abe Emard	Chief Operating Officer. and Director	March 29, 2017
Abe Emard

/s/ Charles F. Cargile	Director	March 29, 2017
Charles F. Cargile

/s/ Frank Hunt	Director	March 29, 2017
Frank Hunt

/s/ John D. Van Slooten	Director	March 29, 2017
John D. Van Slooten
/s/ Brigham Tomco	Director	March 29, 2017
Brigham Tomco
/s/ Shane Mace	Director	March 29, 2017
Brigham Tomco
/s/ Rhone Resch	Director	March 29, 2017
Rhone Resch

