Form 10-Q
period 2017-03-31
Sunworks, Inc.
filed 2017-05-11
CIK 1172631

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017.

Or

[  ]   TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer (Do not check if a smaller reporting company)	[ ]	Smaller reporting company	[X]
		Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

The number of shares of registrant’s common stock outstanding as of May 8, 2017 was 22,440,664.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

SUNWORKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2017 AND DECEMBER 31, 2016

(in thousands, except share and per share data)

	March 31, 2017	December 31, 2016
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$4,196	$11,069
Restricted cash	37	37
Accounts receivable, net	11,541	9,665
Inventory	3,980	3,394
Costs in excess of billings	3,735	4,307
Other current assets	255	117

Total Current Assets	23,744	28,589

Property and Equipment, net	1,612	1,674

Other Assets
Other deposits	61	53
Goodwill	11,364	11,364

Total Other Assets	11,425	11,417

Total Assets	$36,781	$41,680

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable and accrued liabilities	$9,152	$12,979
Billings in excess of costs	6,221	4,997
Customer deposits	277	64
Loan payable, current portion	222	218
Acquisition convertible promissory notes, net of beneficial conversion feature of $590 and $807, respectively	1,177	959

Total Current Liabilities	17,049	19,217

Long Term Liabilities
Loan payable	438	496
Warranty liability	131	116
Convertible promissory notes	384	654
Total Long Term Liabilities	953	1,266
Total Liabilities	18,002	20,483

Shareholders’ Equity
Preferred stock Series B, $.001 par value; 5,000,000 authorized shares; 1,506,024 shares issued and outstanding, respectively	2	2
Common stock, $.001 par value; 200,000,000 authorized shares; 22,440,664 and 20,853,921 shares issued and outstanding, respectively	22	21
Additional paid in capital	70,803	70,317
Accumulated Deficit	(52,048)	(49,143)

Total Shareholders’ Equity	18,779	21,197

Total Liabilities and Shareholders’ Equity	$36,781	$41,680

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUNWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

(in thousands, except share and per share data)

(unaudited)

	Three months ended
	March 31, 2017	March 31, 2016

Sales	$14,350	$19,428

Cost of Goods Sold	11,572	13,845

Gross Profit	2,778	5,583

Operating Expenses
Selling and marketing expenses	1,747	2,561
General and administrative expenses	3,329	2,880
Stock based compensation	217	28
Depreciation and amortization	103	21

Total Operating Expenses	5,396	5,490

(Loss) Income before Other Income/(Expenses)	(2,618)	93

Other Income/(Expenses)
Other income (expense)	(43)	(205)
Interest expense	(244)	(266)

Total Other Income/(Expenses)	(287)	(471)

(Loss) Income before Income Taxes	(2,905)	(378)

Income Tax Expense	-	-

Net (Loss)	$(2,905)	$(378)

LOSS PER SHARE:
Basic	$(0.14)	$(0.02)
Diluted	$(0.14)	$(0.02)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
Basic	21,264,046	18,811,871
Diluted	21,264,046	18,811,871

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUNWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2017

(in thousands, except share and per share data)

	Series B				Additional
	Preferred stock		Common stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2016	1,506,024	$2	20,853,921	$21	$70,317	$(49,143)	$21,197
Issuance of common stock for conversion of promissory notes, plus accrued interest	-	-	798,817	1	269	-	270
Issuance of common stock for cashless exercise of options			41,773	-	-	-	-
Issuance of common stock under terms of restricted stock grants			746,153	-	-	-	-
Stock based compensation	-	-	-	-	217	-	217
Net loss for the three months ended March 31, 2017	-	-	-	-	-	(2,905)	(2,905)
Balance at March 31, 2017 (unaudited)	1,506,024	$2	22,440,664	$22	$70,803	$(52,048)	$18,779

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUNWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2015

(in thousands, except share and per share data)

(unaudited)

	Three months ended
	March 31, 2017	March 31, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(2,905)	$(378)
Adjustments to reconcile net (loss) to net cash used in operating activities
Depreciation and amortization	103	46
Stock based compensation	217	28
Amortization of debt discount	218	240
Changes in Assets and Liabilities
(Increase) Decrease in:
Accounts receivable	(1,876)	(4,909)
Inventory	(586)	(1,414)
Deposits and other assets	(146)	(265)
Cost in excess of billings	572	(3,548)
Increase (Decrease) in:
Accounts payable and accrued liabilities	(3,827)	5,283
Billings in excess of cost	1,224	(59)
Customer deposits	213	-
Warranty and other liabilities	15	(119)

NET CASH USED IN OPERATING ACTIVITIES	(6,778)	(5,095)

NET CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of property and equipment	(41)	(562)

NET CASH USED IN INVESTING ACTIVITIES	(41)	(562)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loans payable repayments net of proceeds	(54)	(160)
Proceeds from issuance of common stock, net of cost	-	200

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(54)	40

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(6,873)	(5,617)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	11,069	12,040

CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,196	$6,423

SUPPLEMENTAL DISCLOSURES
Cash paid during the period for:
Cash paid interest	$9	$87
Cash paid taxes	$110	$88

Non-cash investing and financing transactions:
Issuance of common stock upon conversion of debt	$270	$750

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUNWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

MARCH 31, 2017

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

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Form 10-K for the year ended December 31, 2016.

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

Reclassifications and Corrections

Certain reclassifications have been made to conform prior period data to the current presentation. In addition, the Company identified an error and revised its financial statements for the three months ended March 31, 2016 related to the elimination of certain intercompany revenues. Management concluded that the errors had no material impact on any of the Company’s previously issued financial statements, are immaterial to the Company’s results for the first quarter of 2016 and full year 2016 results, and had no material effect on the trend of the Company’s financial results. As a result of the immaterial errors discussed above, the unaudited condensed consolidated financial statements reflect the following adjustments: a reduction in revenue of $144,000, an increase in cost of goods sold of $121,000 and a net decrease in SG&A and Other Income (expenses) of $265,000 for the three months ended March 31, 2016. The effect of the reclassifications and immaterial errors had no effect on reported net loss.

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

The Asset, “Costs in excess of billings”, represents revenues recognized in excess of amounts billed on contracts in progress. The Liability, “Billings in excess of costs”, represents billings in excess of revenues recognized on contracts in progress. At March 31, 2017 and December 31, 2016, the costs in excess of billings balance were $3,735,200 and $4,306,700, and the billings in excess of costs balance were $6,221,300 and $4,997,200, respectively. Residential contract revenues are recognized using the “completed contract” method of accounting.

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

Contract Receivable

The Company performs ongoing credit evaluation of its customers. Management monitors outstanding receivables based on factors surrounding the credit risk of specific customers, historical trends, age of receivables and other information, and records bad debts using the allowance method. Accounts receivable are presented net of an allowance for doubtful accounts of $65,000 at March 31, 2017, and $50,000 at December 31, 2016. During calendar year 2016, $105,500 was recorded as bad debt expense.

Cash and Cash Equivalent

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Concentration Risk

Cash includes amounts deposited in financial institutions in excess of insurable Federal Deposit Insurance Corporation (FDIC) limits. At times throughout the year, the Company may maintain cash balances in certain bank accounts in excess of FDIC limits. As of March 31, 2017, the cash balance in excess of the FDIC limits was $3,502,900. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk in these accounts.

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

Depreciation expense as of March 31, 2017 and 2016 was $102,800 and $20,500, respectively.

Advertising and Marketing

The Company expenses advertising and marketing costs as incurred. Advertising and marketing costs include printed material, direct mail, radio, telemarketing, tradeshow costs, magazine, and catalog advertisement. Included within selling and marketing expenses are advertising and marketing costs for the three months March 31, 2017 and 2016 were $431,300 and $921,500, respectively.

Warranty Liability

The Company establishes warranty liability reserves to provide for estimated future expenses as a result of installation and product defects, product recalls and litigation incidental to the Company’s business. Liability estimates are determined based on management’s judgment, considering such factors as historical experience, the likely current cost of corrective action, manufacturers’ and subcontractors’ participation in sharing the cost of corrective action, consultations with third party experts such as engineers, and discussions with the Company’s general counsel and outside counsel retained to handle specific product liability cases. Solar panel manufacturers currently provide substantial warranties between ten to twenty-five years with full reimbursement to replace and install replacement panels while inverter manufacturers currently provide warranties covering ten to fifteen year replacement and installation. Warranty reserve liability as of March 31, 2017 and December 31, 2016 is $131,200 and $116,200, respectively.

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

A net loss causes all outstanding common stock options, warrants, convertible preferred stock and convertible notes to be anti-dilutive. As a result, the basic and diluted losses per common share are the same for the three months ended March 31, 2017.

As of March 31, 2017, the potentially dilutive securities have been excluded from the computations of weighted average shares outstanding include 1,581,155 stock options, 1,134,615 restricted stock grants, 2,997,000 warrants, shares underlying convertible notes and preferred stock.

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

The Company tests for indefinite lived intangibles and goodwill impairment in the fourth quarter of each year and whenever events or circumstances indicate that the carrying amount of the asset exceeds its fair value and may not be recoverable. In accordance with its policies, the Company performed a qualitative assessment of indefinite lived intangibles and goodwill at December 31, 2016.

Fair Value of Financial Instruments

Disclosures about fair value of financial instruments, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of March 31,2017, the amounts reported for cash, accrued interest and other expenses, and notes payable approximate the fair value because of their short maturities.

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

Management reviewed currently issued pronouncements during the period ended March 31, 2017 and does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying consolidated financial statements.

3. LOANS PAYABLE

Plan B, a subsidiary of the Company, entered into a business loan agreement prior to the acquisition with Tri Counties Bank dated March 14, 2014, in the original amount of $131,000 bearing interest at 4.95%. The loan agreement called for monthly payments of $2,500 and was scheduled to mature on March 14, 2019. Proceeds from the loan were used to purchase a pile driver and related equipment and is secured by the equipment. The outstanding balance at March 31, 2017, is $56,100.

Plan B, a subsidiary of the Company, entered into a business loan agreement prior to the acquisition with Tri Counties Bank dated April 9, 2014, in the original amount of $250,000 bearing interest at 4.95%. The loan agreement calls for monthly payments of $4,700 and is scheduled to mature on April 9, 2019. Proceeds from the loan were used to purchase racking inventory and related equipment. The loan is secured by the inventory and equipment. The outstanding balance at March 31, 2017, is $111,800.

On December 31, 2015, the Company entered into a $2.5 million Credit Facility or the Credit Agreement with JPMorgan Chase Bank, N.A. Availability under the Credit Facility is a Line of Credit with a Letter of Credit Sublimit up to $2.5 million. Upon execution, the Company accessed $1.8 million that was repaid in full on January 5, 2016. The Company had no borrowings under the Credit Agreement as of March 31, 2017 and December 31, 2016. The Credit Agreement matures on November 30, 2017, but may be cancelled at any time by the Company. Loans are secured by a security interest in the Company’s cash accounts held with the Lender. Interest on any unpaid balance accrues at the Prime Rate, as defined in the Credit Agreement; provided that, on any given day, shall not be less than the Adjusted One Month LIBOR rate. Until the maturity date, the Company shall pay monthly interest only on loans. The Credit Facility provides for the payment of certain fees, including fees applicable to each standby letter of credit and standard transaction fees with respect to any transactions occurring on account of any letter of credit. Subject to customary carve-outs, the Credit Agreement contains customary negative covenants and restrictions for agreements of this type on actions by the Company including, without limitation, restrictions on indebtedness, liens, investments, loans, consolidation, mergers, dissolution, asset dispositions outside the ordinary course of business, change in business and restriction on use of proceeds. In addition, the Credit Agreement requires compliance by the Company with covenants including, but not limited to, furnishing the lender with certain financial reports. The Credit Agreement contains customary events of default, including, without limitation, non-payment of principal or interest, violation of covenants, inaccuracy of representations in any material respect and cross defaults with certain other indebtedness and agreements.

On January 5, 2016, the Company entered into a loan agreement for the acquisition of a pile driver in the principal amount of $182,000 bearing interest at 5.5%. The loan agreement calls for monthly payments of $4,200 and is scheduled to mature on January 15, 2020. The loan is secured by the equipment. The outstanding balance at March 31, 2017, is $132,700.

On September 8, 2016, the Company entered into a loan agreement for the acquisition of a pile driver in the principal amount of $174,000 bearing interest at 5.5%. The loan agreement calls for monthly payments of $4,000 and is scheduled to mature on January 15, 2020. The loan is secured by the equipment. The outstanding balance at March 31, 2017, is $154,200.

On November 14, 2016, the Company entered into a 0% interest loan agreement for the acquisition of an excavator in the principal amount of $58,600. The loan agreement calls for monthly payments of $1,200 and is scheduled to mature on November 13, 2020. The loan is secured by the equipment. The outstanding balance at March 31, 2017, is $52,800.

On December 23, 2016, the Company entered into a loan agreement for the acquisition of modular office systems and related furniture in the principal amount of $172,000 bearing interest at 4.99%. The loan agreement calls for 16 quarterly payments of $11,900 and is scheduled to mature in September 2020. The loan is secured by the equipment. The outstanding balance at March 31, 2017, is $152,300.

As of March 31. 2017 and December 31, 2016, loans payable are summarized as follows:

	March 31, 2017	December 31, 2016
Business loan agreement dated March 14, 2014	$56,100	$62,700
Business loan agreement dated April 9, 2014	111,800	124,500
Equipment notes payable	491,900	526,200

Subtotal	659,800	713,400
Less: Current position	(222,400)	(217,700)

Long-term position	$437,400	$495,700

4. ACQUISITION CONVERTIBLE PROMISSORY NOTES

On January 31, 2014, the Company issued 4% convertible promissory notes in the aggregate principal amount of $1,750,000 as part of the consideration paid to acquire 100% of the issued and outstanding stock of Sunworks United. The notes are convertible into shares of fully paid and non-assessable shares of common stock at ae conversion price was $0.52 per share and was originally due on March 30, 2015, which was amended to extend to March 31, 2016. The Notes were five (5) year notes and bore interest at the rate of 4% per annum. In February and March 2014, $625,000 of the notes was converted into 1,201,923 shares of common stock, leaving a remaining note balance of $1,125,000 as of December 31, 2014. During the twelve months ended December 31, 2015, the Company issued 721,154 shares of common stock upon conversion of principal in the amount of $375,000. The principal note balance remaining as of December 31, 2015 was $750,000. On February 29, 2016, the $750,000 balance remaining was fully converted into 1,442,308 shares of common stock.

On February 28, 2015, the Company issued a 4% convertible promissory note in the aggregate principal amount of $2,650,000 as part of the consideration paid to acquire 100% of the total outstanding stock of MD Energy. The note is convertible into shares of common stock on or after each of the following dates: November 30, 2015, November 30, 2016 and November 30, 2017. The conversion price is $2.60 per share. A beneficial conversion feature of $3,261,500 was calculated but capped at the $2,650,000 value of the note. The beneficial conversion feature was calculated by multiplying the difference between the fair value of stock at the date of the note $5.80 less the conversion price of $2.60 multiplied by the maximum number of share subject to conversion, 1,019,231. In November 2015, the Company issued 339,743 shares of common stock upon conversion of the principal amount of $883,000. Commencing on March 31, 2015, and each quarter thereafter during the first two (2) years of the note, the Company will make quarterly interest only payments to the shareholder for accrued interest on the Note during the quarter. Commencing with the quarter ending on June 30, 2017, the Company will make quarterly payments of interest accrued on the convertible note during the prior quarter plus $221,000 with the final payment of all outstanding principal and accrued but unpaid interest on the convertible note due and payable on February 28, 2020 (the maturity date). The Company recorded amortization of the beneficial conversion feature as interest expense in the amount of $217,500 and $240,400 during the three months ended March 31, 2017 and 2016, respectively. The debt discount will be amortized over the life of the convertible note, or until such time that the convertible note is converted, in full or in part, into shares of common stock of the Company with any unamortized debt discount continuing to be amortized in the event of any partial conversion thereof and any unamortized debt discount being expensed at such time of full conversion thereof.

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

5. CONVERTIBLE PROMISSORY NOTES

Convertible promissory note at March 31, 2017 and December 31, 2016 are as follows:

	2016	2016
Convertible promissory notes payable	$384,000	$654,000
Less, debt discount	-	-
Convertible promissory notes payable, net	$384,000	$654,000

On January 31, 2014, the Company entered into a securities purchase agreement providing for the sale of a 10% convertible promissory note in the principal amount of up to $750,000 for consideration of $750,000. The proceeds were restricted and were used for the purchase of Solar United Network, Inc. The note was convertible into shares of common stock of the Company at a price equal to a variable conversion price equal to the lesser of $1.30 per share, or fifty percent (50%) of the lowest trading price after the effective date. At September 30, 2014, the note was exchanged for a new convertible note with a fixed conversion price of $0.338. Per ASC 815, the derivative liability on the note was extinguished and the new note was re-valued per ASC 470 as a beneficial conversion feature, which was expensed in the statement of operations during 2014. The note originally matured on October 28, 2014, was extended three months to January 31, 2015, was extended to September 30, 2016, and in March 2016 was subsequently extended to June 30, 2019 with zero interest. The Company recorded interest expense in the amount of $11,000 during the year ended December 31, 2016 prior to eh note being extended at zero interest. During the year ended December 31, 2016, the noteholder made a partial conversion of principal and accrued interest in the amount of $196,000 and $45,000 respectively in exchange for 711,586 shares of common stock, with a remaining principal balance of $554,000. On March 1, 2017, the Company issued 798,817 shares of common stock to the note holder at the fixed conversion price of $0.338 per share. The conversion of the note results in a $270,000 outstanding principal reduction in the note from $554,000 to $284,000.

On February 11, 2014, the Company entered into a securities purchase agreement providing for the sale of a 10% convertible promissory note in the principal amount of up to $100,000. Upon execution of the note, the Company received an initial advance of $20,000. In February and March of 2014, the Company received additional advances in an aggregate amount of $80,000 for an aggregate total of $100,000. The note was convertible into shares of common stock of the Company at a price equal to a variable conversion price equal to the lesser of $1.30 per share, or fifty percent (50%) of the lowest trading price after the effective date. As of September 30, 2014, the note was exchanged for a new convertible note with a fixed conversion price of $0.338. Per ASC 815, the derivative liability on the note was extinguished and the new note was re-valued per ASC 470 as a beneficial conversion feature. The note matured on various dates from the effective date of each advance with respect to each advance. At the sole discretion of the lender, the lender was able to modify the maturity date to be twelve (12) months from the effective date of each advance. The note matured on various dates in 2014, and was extended to September 30, 2016, and in March 2016 was subsequently extended to June 30, 2019 with zero interest. The Company recorded no interest expense in 2016 prior to the note being extended.

6. CAPITAL STOCK

Common Stock

On February 17, 2017, the Company issued 41,773 shares of common stock for the cashless exercise of 53,419 options at an exercise price of $0.468 per share.

On March 1, 2017, the Company issued 798,817 shares of common stock at a conversion price of $0.338 per share for partial conversion of principal for a convertible promissory note in the aggregate amount of $270,000.

On March 16, 2017, the Company issued 746,153 shares of restricted common stock per terms of the performance-based RSGA awards. The Company had previously recorded stock based compensation costs at fair value as of the date of grant of $3,751,500 related to the vesting of these awards in the year ended December 31, 2016.

Preferred Stock

On November 25, 2015, the Company designated 1,700,000 shares, of its authorized preferred stock, as Series B Preferred Stock, $0.001 par value per share. The Certificate of Designation was filed with the Secretary of State of the State of Delaware. Pursuant to the Certificate of Designation and subject to the rights of any other series of preferred stock that may be established by the Board of Directors, holders of Series B Preferred Stock (the “Holders”) will have liquidation preference over the holders of the Company’s Common Stock in any distribution upon winding up, dissolution, or liquidation. Holders will also be entitled to receive dividends, if, when and as declared by the Board of Directors, which dividends shall be payable in preference and priority to any payment of any dividend to holders of Common Stock. Holders will be entitled to convert each share of Series B Preferred Stock into one (1) share of Common Stock, and will also be entitled to vote together with the holders of the Company’ Common Stock on all matters submitted to shareholders at a rate of one (1) vote for each share of Series B Preferred Stock. In addition, so long as at least 100,000 shares of Series B Preferred Stock are outstanding, the Company may not, without the consent of the Holders of at least a majority of the shares of Series B Preferred Stock then outstanding: (i) amend, alter or repeal any provision of the Certificate of Incorporation or bylaws of the Company or the Certificate of Designation so as to adversely affect any of the rights, preferences, privileges, limitations or restrictions provided for the benefit of the Holders or (ii) issue or sell, or obligate itself to issue or sell, any additional shares of Series B Preferred Stock, or any securities that are convertible into or exchangeable for shares of Series B Preferred Stock. 1,506,024 shares of Series B Preferred stock, at a fair value of $4,500,000 were issued in December 2015 in connection with the acquisition of Plan B.

7. STOCK OPTIONS, RESTRICTED STOCK AND WARRANTS

Options

As of March 31, 2017, the Company has 1,581,155 non-qualified stock options outstanding to purchase 1,581,155 shares of common stock, per the terms set forth in the option agreements. The stock options vest at various times, and are exercisable for a period of seven years from the date of grant at exercise prices ranging from $0.26 to $4.42 per share, the market value of the Company’s common stock on the date of each grant. The Company determined the fair market value of these options by using the Black Scholes option valuation model.

	March 31, 2017
		Weighted
	Number	average
	of	exercise
	Options	price
Outstanding, beginning January 1, 2017	1,634,574	$1.93
Granted	-	-
Exercised	(53,419)	0.47
Expired	-	-
Outstanding, end of March 31, 2017	1,581,155	2.20
Exercisable at the end of March 31, 2017	1,069,865	1.61

During the three months ended March 31, 2017 and 2016, the Company charged a total of $217,000 and $28,000 respectively, to operations related to recognized stock based compensation expense for stock options.

Restricted Stock Grants

During the year ended December 31, 2013, the Company entered into a restricted stock grant agreement or RSGA with its then Chief Executive Officer, James B. Nelson, intended to provide and incentivize Mr. Nelson to improve the economic performance of the Company and to increase its value and stock price. All shares issuable under the RSGA are performance-based shares and are valued as of the grant date at $0.47 per share. The RSGA provides for the issuance of up to 769,230 shares of the Company’s common stock to Mr. Nelson provided certain milestones are met in certain stages. As of September 30, 2014, two of the milestones were met, when the Company’s market capitalization exceeded $10 million and the consolidated gross revenue, calculated in accordance with GAAP, equaled or exceeded $10 million for the trailing twelve-month period. The Company issued 384,615 shares of common stock to Mr. Nelson at fair value of $786,000 during the year ended December 31, 2014. If the Company’s consolidated net profit, calculated in accordance to GAAP, equals or exceeds $2 million for a trailing twelve-month period and the sooner of Mr. Nelson’s retirement, change of control, or January 2019, the Company will issue an additional 384,615 shares of the Company’s common stock to Mr. Nelson. We have not recognized any cost associated with the third milestone due to the inability to estimate the probability of it being achieved. As the final performance goal is achieved, the shares shall become eligible for vesting and issuance.

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

In the three months ended March 31, 2017, $41,800 of stock based compensation expense was recognized for the August 31, 2016 RSGA.

During the year ended December 31, 2014, the Company entered into RSGAs with the three Shareholders of Sunworks United (Sunworks United Shareholders), intended to provide incentive to the recipients to ensure economic performance of the Company. All shares issuable under the RSGAs were performance based shares and were valued as of the grant date at $5.12 per share. Each of the RSGAs provided for the issuance of up to 276,924 shares of the Company’s common stock in the aggregate to the Sunworks United Shareholders provided certain milestones were met in certain stages as follows: a) If the Company’s aggregate net income from operations, for any trailing four (4) quarters equaled or exceeded $2 million, the Company would issue each Sunworks United Shareholder 92,308 shares of common stock and 276,924 shares in the aggregate; b) If the Company’s aggregate net income from operations, for any trailing four (4) quarters exceeded $3 million, the Company would issue each Sunworks United Shareholder 92,308 shares and 276,924 shares of common stock in the aggregate; c) If the Company’s aggregate net income from operations, for any trailing four (4) quarters exceeded $4 million, the Company would issue each Sunworks United Shareholder 92,307 and 276,924 shares in the aggregate. Based on the probability that the first milestone would be achieved the Company recognized $100,000 in stock compensation expense during the year 2015. As of September 30, 2016 the Company achieved each of the three milestones. During the quarter ended June 30, 2016 the Company issued 276,924 shares in aggregate associated with the first milestone. The issuance of the remaining 553,845 shares was completed on March 16, 2017. The stock based compensation expense associated with the achievement of the second and third milestones totaled $2,837,000 and was recognized in the quarter ended September 30, 2016. No additional compensation expense was required with the March 16, 2017 issuance of the 553,845 common shares.

During the year ended December 31, 2014, the Company entered into RSGAs with certain employees of Sunworks United, intended to provide incentive to the recipients to ensure certain economic performance of the Company. All shares issuable under the RSGA were performance based shares and were valued as of the grant date at $5.12 per share. Each of the RSGAs provided for the issuance of up to 38,462 shares of the Company’s common stock to each employee provided certain milestones were met in certain stages as follows: a) If the Company’s aggregate net income from operations, for any trailing four (4) quarters equaled or exceeded $2 million, the Company would issue to each employee 12,821 shares of common stock and 64,105 shares in the aggregate; b) If the Company’s aggregate net income from operations, for any trailing four (4) quarters exceeded $3 million, the Company would issue each employee 12,821 shares of common stock and 64,105 shares in the aggregate; c) If the Company’s aggregate net income from operations, for any trailing four (4) quarters exceeded $4 million, the Company would issue each employee 12,820 and 51,280 shares in the aggregate. Based on the probability that the first milestone would be achieved the Company recognized $33,000 in stock compensation expense during the year 2015. As of September 30, 2016, the Company achieved each of the three milestones. During the quarter ended June 30, 2016 the Company issued 64,105 shares in aggregate associated with the first milestone. The issuance of the remaining 115,385 shares was completed on March 16, 2017. The stock based compensation expense associated with the achievement of the second and third milestones totaled $591,000 and was recognized in the quarter ended September 30, 2016. No additional compensation expense was required with the March 16, 2017 issuance of the 115,385 common shares.

On February 1, 2015, the Company entered into a RSGA with its former Chief Financial Officer, intended to provide incentive to the former CFO to ensure certain economic performance of the Company. All shares issuable under the RSGA were performance-based shares and were valued as of the grant date at $4.21 per share. The RSGA provided for the issuance of up to 115,385 shares of the Company’s common stock provided certain milestones were met in certain stages as follows: a) If the Company’s aggregate net income from operations, for any trailing four (4) quarters equaled or exceeded $2 million, the Company would issue 38,462 shares of common stock; b) If the Company’s aggregate net income from operations, for any trailing four (4) quarters exceeded $3 million, the Company would issue 38,462 shares of common stock; c) If the Company’s aggregate net income from operations, for any trailing four (4) quarters exceeded $4 million, the Company would issue 38,461. As of September 30, 2016 the Company achieved each of the three milestones. During the quarter ended June 30, 2016 the Company issued 38,462 shares associated with the first milestone. The issuance of the remaining 76,723 shares was completed on March 16, 2017. The stock based compensation expense associated with the achievement of the second and third milestones totaled $324,000 and was recognized in the quarter ended September 30, 2016. No additional compensation expense was required with the March 16, 2017 issuance of the 76,923 common shares.

The total combined option and restricted stock compensation expense recognized, in the statement of operations, during the first three months of 2017 and 2016 was $217,300 and $28,200, respectively.

Warrants

As of March 31, 2017, the Company had 2,997,000 common stock purchase warrants outstanding with an exercise price of $4.15 per share.

8. SUBSEQUENT EVENTS

Appointment of Charles F. Cargile as Chief Executive Officer

Effective April 3, 2017 of Charles F. Cargile became the Company’s Chief Executive Officer. James Nelson, the Company’s former Chief Executive Officer continues to serve as Chairman of the Company.

Mr. Cargile has served as an independent director of Sunworks since September 2016. Mr. Cargile receives a base salary of $300,000 per year and a discretionary bonus, provided, however, for the fiscal year ending December 31, 2017, Mr. Cargile shall be entitled to a minimum bonus equal to 3% of the operating earnings of the Company but shall receive a bonus that is not less than the bonus paid to next highest executive of the Company.

Restricted Stock Grant to New CEO

With an effective date of March 29, 2017, subject to the Sunworks, Inc. 2016 Equity Incentive Plan, the Company entered into a restricted stock grant agreement or RSGA with its new Chief Executive Officer, Charles F. Cargile. All shares issuable under the RSGA are valued as of the grant date at $1.50 per share. The RSGA provides for the issuance of up to 500,000 shares of the Company’s common stock. The restricted shares shall vest as follows: 166,667 of the restricted shares shall vest on the one (1) year anniversary of the effective date, and the balance, or 333,333 restricted shares, shall vest in twenty-four (24) equal monthly installments commencing on the one (1) year anniversary of the effective date

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Business Introduction / Overview

We provide photo voltaic (“PV”) based power systems for the agricultural, commercial, industrial and residential markets in California, Nevada and Oregon. Through our operating subsidiaries, we design, arrange financing, integrate, install and manage systems ranging in size from 2kW (kilowatt) for residential loads to multi MW (megawatt) systems for larger commercial or agricultural projects. Commercial installations have included office buildings, manufacturing plants, and warehouses. Agricultural facilities include farms, wineries and dairies. The Company provides a full range of installation services to our solar energy customers including design, system engineering, procurement, permitting, construction, grid connection, warranty, system monitoring and maintenance.

We adhere to the business principles of:

1.	Doing what is right for the customer;

2.	Delivering the best value in our industry; and

3.	Doing what we say we will do.

Approximately sixty-one percent (61%) of our first quarter 2017 revenue ended March 31, 2017, was from sales to the ACI market. Approximately thirty-nine percent (39%) of our revenue was from sales to the residential market.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2017 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2016

Three months of Sunworks United (f/k/a Solar United Network), MD Energy and Plan B operations were consolidated into the Company’s financial statements for the periods ended March 31, 2017 and 2016.

REVENUE AND COST OF SALES

For the three months ended March 31, 2017, revenue for the Company declined to $14,350,000 compared to $19,428,000 for the three months ended March 31, 2016. Cost of sales for the three months ended March 31, 2017, was $11,572,000 compared to $13,845,000 for the three months ended March 31, 2016. Revenues and cost of sales decreased primarily due to over 20 inches of rain falling in Northern California during the first three months of 2017. The rain combined with procedural delays in receiving various approvals from authorities that have jurisdiction for larger commercial and agricultural contracts resulted in reduced installation revenues during the first quarter. The authorities having jurisdiction over our various projects include Federal, state and county governments, home owner associations and electrical utilities. These authorities include the Army Corp of Engineers for installations in areas designated as being flood plains. Approvals are pending from the Division of State Architecture for projects on school sites. Other projects are awaiting approvals for utility or transformer upgrades from Pacific Gas & Electric and other electrical service providers. Each county has its own unique requirements some more intricate to comply with than other counties. These weather and governmental delays are considered temporary and result in these project revenues being pushed into future months.

Gross profit for the Company declined to $2,778,000 compared to $5,583,000 for the three months ended March 31, 2017 and 2016, respectively. The gross margin percentage was 19.4% in the first quarter of 2017 compared to 28.7% in the same quarter of 2016. Commercial jobs were 61% of sales in the first quarter of 2017 compared to 67% of sales in the same period the prior year. Commercial jobs in general have lower gross profit margins compared to residential jobs and are more heavily impacted by the heavy rains experienced in Northern California preventing access to job sites for much of the first quarter. The decrease in gross margin percentage is the result of a lower sales, combination of higher fixed labor and installation overhead costs being expensed as period costs during the first quarter compared to prior quarters. As jobs are delayed by a lack of governmental approvals or weather, direct labor and subcontractor efficiencies drop. While material prices are declining, the realization of the benefit is delayed until we can use the higher priced inventory on hand.

SELLING AND MARKETING EXPENSES

For the three months ended March 31, 2017, the Company had selling and marketing or S&M expenses of $1,747,200 compared to $2,561,300 for the three months ended March 31, 2016. S&M expenses decreased primarily due to decreases in media advertising expenses and personnel costs. As a percentage of revenue, S&M expenses were 12.2% of first quarter revenues in 2017 compared to 13.2% in the first quarter of 2016. An emphasis has been placed on a disciplined and effective use of media adverting resulting in a savings of over $490,500 compared to the prior year. These savings will continue to grow in future quarters relative to the prior year.

GENERAL AND ADMINISTRATIVE EXPENSES

Total general and administrative or G&A expenses increased to $3,329,200 for the three months ended March 31, 2017, compared to $2,880,400 for the three months ended March 31, 2016. There are additional costs associated with opening four new offices, additional personnel, vehicles, insurance and a variety of professional expenses driven by the significant organic growth realized by the Sunworks operations compared to the prior year. As a percentage of revenue, G&A expenses increased to 23.2% in the first quarter compared to 14.8% in the first quarter of 2016. Certain G&A expenses are fixed costs, over the short term which results in the costs being a higher percentage of revenue when calculated based upon a lower revenue amount.

Operating expenses for 2017 are expected to be stable or decrease compared to prior years as we continue to transition most back office functions to our corporate headquarters and make our operations consistent across our subsidiaries. We believe that the strategy of centralizing certain functions such as purchasing, supplier relations, accounting, human resources and other basic functions help to more effectively support operations, realize strategic synergies and reduce the need to increase costs as sales continue to grow.

STOCK BASED COMPENSATION EXPENSES

During the three months ended March 31, 2017 we incurred $217,300 in non-cash stock-based compensation expense.

Approximately $41,800 of stock based compensation is for the August 31, 2016 grant of 250,000 restricted shares to the former CEO at the per share value at the date of grant of $2.90. This grant is being expensed on a straight-line basis over 52 months.

Stock based compensation related to the employee options totaled $147,200 during the quarter. This compares to $28,200 in non-cash stock based compensation expense during the three months ended March 31, 2016, primarily related to stock options for directors.

NET (LOSS) INCOME BEFORE OTHER INCOME (EXPENSES)

Net (loss) before other income (expenses) for the first quarter ended March 31, 2017, was a $2,618,000 compared to income before other income and expenses of $93,000 for the three months ended March 31, 2016. The significant decrease year over year was primarily the result of lower revenues resulting from the unusual amount of rain that fell in Northern California limiting access to residential job sites for days and commercial job sites for several weeks.

OTHER INCOME/(EXPENSES)

Other expenses were $287,000 for the three months ended March 31, 2017, compared to $471,000 for the three months ended March 31, 2016. Interest expense for the first quarter ended March 31, 2017, was to $244,000 from $266,000 for the quarter ended March 31, 2016. The interest expense is primarily due to non-cash debt discount amortization treated as interest for the same convertible promissory note in both quarters.

NET (LOSS) INCOME

The net (loss) for the three months ended March 31, 2017, was $2,905,000 compared to a net loss of $378,000 for the three months ended March 31, 2016. The increase in loss is also the result of revenues for the quarter being $5,078,000 less than the prior year, while sales and marketing and general and administrative expenses have begun to stabilize after growing to support higher sales volumes and geographical expansion during the prior year.

LIQUIDITY AND CAPITAL RESOURCES

We had $4,196,000 in cash at March 31, 2017, as compared to $11,069,000 at December 31, 2016. We believe that the aggregate of our existing cash, in addition to the funds available under our Credit Agreements and funds expected to be generated from accounts receivable will be sufficient to meet our operating cash requirements for at least the next 12 months.

As of March 31, 2017, our working capital surplus was $6,695,000 compared to a working capital surplus of $9,372,000 at December 31, 2016.

Cash flow used in operating activities was $6,778,000 for the three months of 2017, compared to $5,095,000 used in the first three months of 2016. The cash used in operating activities during the three months of 2017 was primarily attributable to the operating loss for the quarter, higher accounts receivable and lower accounts payable and accrued liabilities. This use of cash in the first quarter is consistent with the seasonality of our business. The lower first quarter revenues and gross profit was made worse by the heavy rains preventing field crews from working for much of the first quarter.

Cash used in investing activities was $41,000 for the three months ended March 31, 2017, compared to $562,000 used in the three months ended March 31, 2016. Only minimal investment in property, plant and equipment was required during the first three months of the year. During the first three months of 2016, we spent $562,000 that included the costs for the construction of a retail design center/showroom in Roseville, California to support residential sales and the purchase of an automatic panel washing machine with trailer for larger ground mount systems.

Net cash used in financing activities during the first three months of 2017 was $54,000 for principal payments for equipment notes and capital leases. In 2016, we generated $40,000 in net cash. The cash generated in 2016 was due to equity financing with the net proceeds of $200,000 from the issuance of common stock.

On December 31, 2015, we entered into a $2.5 million Credit Facility with JPMorgan Chase Bank, N.A. Availability under the Credit Facility is a Line of Credit with a Letter of Credit Sublimit up to $2.5 million. The Company had zero outstanding at March 31, 2017 and December 31, 2016. The Credit Facility matures on November 30, 2017, but may be cancelled at any time by the Company. Loans are secured by a security interest in the Company’s account held with the Lender. Interest on any unpaid balance accrues at the Prime Rate; provided that, on any given day, shall not be less than the Adjusted One Month LIBOR rate. Until the maturity date, the Company shall pay monthly interest only. While we currently generate sufficient cash to meet our operating cash requirements, we have the ability to access cash under the credit facility should our management determine to do so.

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

Based upon our evaluation, the CEO/CFO concluded that our disclosure controls and procedures as of March 31, 2017 were not effective, for the same reasons as previously disclosed under item 9A “Control and Procedures” in our Annual Report on Form 10-K for the year ended December 31, 2016.

As disclosed in our annual report filing for the year ended December 31, 2016, management has identified control deficiencies regarding the lack of segregation of duties and the need for a stronger internal controls environment relating to revenue activities and intercompany reconciliations. Management of the Company believes that these material weaknesses are primarily due to the continued integration of the 2015 acquisitions of Plan B Enterprises, Inc. and MD Energy LLC. The small size of the Company’s accounting staff may prevent adequate controls in the future, such as segregation of duties, due to the cost/benefit of such remediation. We do expect to retain additional qualified personnel to remediate these control deficiencies in the future.

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

Changes in Internal Control Over Financial Reporting

Processes to strengthen and improve the Company’s internal control over financial reporting (as defined in Rule 13a-15f of the Exchange Act) continue to be implemented during the period ended March 31, 2017. While material improvement in internal controls is required as disclosed in our Form 10K filed for the year ended December 31, 2016, these improvements are ongoing. Improvements to date include revisions to information reporting systems and the processes to capture, verify, process and report operating results.

We have not made a change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On February 17, 2017, the Company issued 41,773 shares of common stock for the cashless exercise of 53,419 options at an exercise price of $0.468 per share.

On March 1, 2017, the Company issued 798,817 shares of common stock at a conversion price of $0.338 per share for partial conversion of principal for a convertible promissory note in the aggregate amount of $270,000.

On March 16, 2017, the Company issued 746,153 shares of restricted common stock per terms of the performance-based RSGA awards. The Company had previously recorded stock based compensation costs at fair value as of the date of grant of $3,751,500 related to the vesting of these awards in the year ended December 31, 2016.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Roseville, State of California, on May 11, 2017.

Sunworks, Inc.

Date: May 11, 2017	By:	/s/ Charles F. Cargile
Charles F. Cargile, Chief Executive Officer
(Principal Executive Officer)

Date: May 11, 2017	By:	/s/ Paul C. McDonnel
Paul C. McDonnel, Chief Financial Officer
(Principal Financial Officer)

