Form 10-Q
period 2017-06-30
Sunworks, Inc.
filed 2017-08-10
CIK 1172631

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017.

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

The number of shares of registrant’s common stock outstanding as of August 9, 2017 was 22,455,664.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

SUNWORKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2017 AND DECEMBER 31, 2016

(in thousands, except share and per share data)

	June 30, 2017	December 31, 2016
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$4,165	$11,069
Restricted cash	250	37
Accounts receivable, net	16,674	9,665
Inventory	3,698	3,394
Costs in excess of billings	5,839	4,307
Other current assets	623	117

Total Current Assets	31,249	28,589

Property and Equipment, net	1,494	1,674

Other Assets
Other deposits	65	53
Goodwill	11,364	11,364

Total Other Assets	11,429	11,417

Total Assets	$44,172	$41,680

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable and accrued liabilities	$12,153	$12,979
Billings in excess of costs	8,879	4,997
Customer deposits	534	64
Loan payable, current portion	225	218
Acquisition convertible promissory note, current portion	606	454

Total Current Liabilities	22,397	18,712

Long Term Liabilities
Loan payable	381	496
Acquisition convertible promissory notes, net of beneficial conversion feature of $370 and $807, respectively	640	505
Warranty liability	186	116
Convertible promissory notes	384	654
Total Long Term Liabilities	1,591	1,771
Total Liabilities	23,988	20,483

Shareholders’ Equity
Preferred stock Series B, $.001 par value; 5,000,000 authorized shares; 1,506,024 shares issued and outstanding	2	2
Common stock, $.001 par value; 200,000,000 authorized shares; 22,455,664 and 20,853,921 shares issued and outstanding, respectively	22	21
Additional paid in capital	71,141	70,317
Accumulated Deficit	(50,981)	(49,143)

Total Shareholders’ Equity	20,184	21,197

Total Liabilities and Shareholders’ Equity	$44,172	$41,680

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUNWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016

Revenues	$25,011	$30,995	$39,362	$50,424

Cost of Goods Sold	18,278	21,869	29,850	35,714

Gross Profit	6,733	9,126	9,512	14,710

Operating Expenses
Selling and marketing expenses	1,793	3,284	3,540	5,845
General and administrative expenses	3,204	2,869	6,534	5,750
Stock based compensation	317	1,834	534	1,862
Depreciation and amortization	103	96	206	116

Total Operating Expenses	5,417	8,083	10,814	13,573

(Loss) Income before Other Expenses	1,316	1,043	(1,302)	1,137

Other Expenses
Other expenses	(2)	(13)	(45)	(218)
Interest expense	(246)	(286)	(491)	(553)

Total Other Expenses	(248)	(299)	(536)	(771)

(Loss) Income before Income Taxes	1,068	744	(1,838)	366

Income Tax Expense	-	-	-	-

Net (Loss) Income	$1,068	$744	$(1,838)	$366

EARNINGS PER SHARE:
Basic	$0.05	$0.04	$(0.08)	$0.02
Diluted	$0.04	$0.03	$(0.08)	$0.02

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
Basic	22,447,752	20,354,517	21,859,169	19,583,194
Diluted	25,831,671	24,321,750	21,859,169	23,051,023

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUNWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2017

(in thousands, except share and per share data)

	Series B				Additional
	Preferred stock		Common stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2016	1,506,024	$2	20,853,921	$21	$70,317	$(49,143)	$21,197
Issuance of common stock for conversion of promissory notes, plus accrued interest	-	-	798,817	1	269	-	270
Issuance of common stock for cashless exercise of options			41,773	-	-	-	-
Issuance of common stock under terms of restricted stock grants			746,153	-	-	-	-
Issuance of common stock for services			15,000	-	21	-	21
Stock based compensation	-	-	-	-	534	-	534
Net loss for the six months ended June 30, 2017	-	-	-	-	-	(1,838)	(1,838)
Balance at June 30, 2017 (unaudited)	1,506,024	$2	22,455,664	$22	$71,141	$(50,981)	$20,184

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUNWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2017 AND 2016

(in thousands, except share and per share data)

(unaudited)

	Six months ended
	June 30, 2017	June 30, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(1,838)	$366
Adjustments to reconcile net (loss) income to net cash used in operating activities
Depreciation and amortization	206	116
Gain on sale of property and equipment	(1)	-
Stock based compensation	534	1,862
Stock issued for services	21	-
Amortization of beneficial conversion feature	437	483
Changes in Assets and Liabilities
(Increase) Decrease in:
Restricted cash	(213)	-
Accounts receivable	(7,009)	(9,048)
Inventory	(304)	(1,103)
Deposits and other assets	(516)	(203)
Cost in excess of billings	(1,532)	(11,311)
Increase (Decrease) in:
Accounts payable and accrued liabilities	(826)	14,115
Billings in excess of cost	3,882	3,252
Customer deposits	470	(3)
Warranty liability	70	(289)

NET CASH USED IN OPERATING ACTIVITIES	(6,619)	(1,763)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(44)	(590)
Proceeds from sale of property and equipment	18	-

NET CASH USED IN INVESTING ACTIVITIES	(26)	(590)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loans payable repayments	(259)	(2,024)
Proceeds from issuance of common stock, net of cost	-	-

NET CASH USED IN FINANCING ACTIVITIES	(259)	(2,024)

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(6,904)	(4,377)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	11,069	12,040

CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,165	$7,663

SUPPLEMENTAL DISCLOSURES
Cash paid during the period for:
Cash paid interest	$52	$55
Cash paid taxes	$-	$110

Non-cash investing and financing transactions:
Issuance of common stock upon conversion of debt	$270	$994

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUNWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

JUNE 30, 2017

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

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the three months and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Form 10-K for the year ended December 31, 2016.

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

Reclassifications and Corrections

Certain reclassifications have been made to conform prior period data to the current presentation. In addition, the Company identified an error and revised its financial statements for the three months and six months ended June 30, 2016 related to the elimination of certain intercompany revenues. Management concluded that the errors had no material impact on any of the Company’s previously issued financial statements, are immaterial to the Company’s results for the first and second quarters of 2016 and full year 2016 results, and had no material effect on the trend of the Company’s financial results. As a result of the immaterial errors discussed above, the unaudited condensed consolidated financial statements reflect the following adjustments for the three months ended June 30, 2016: a reduction in revenue of $460,000, a decrease in cost of goods sold of $345,000 and a net decrease in SG&A and Other Income (expense) of $115,000. The effect of the reclassifications and immaterial errors had no effect on reported net income. The unaudited condensed consolidated financial statements reflect the following adjustments for the six months ended June 30, 2016: a reduction in revenue of $603,000, a decrease in cost of goods sold of $224,000 and a net decrease in SG&A and Other Income (expenses) of $379,000.

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

The Asset, “Costs in excess of billings”, represents revenues recognized in excess of amounts billed on contracts in progress. The Liability, “Billings in excess of costs”, represents billings in excess of revenues recognized on contracts in progress. At June 30, 2017 and December 31, 2016, the costs in excess of billings balance were $5,839,000 and $4,307,000, and the billings in excess of costs balance were $8,879,000 and $4,997,000, respectively. Residential contract revenues are recognized using the “completed contract” method of accounting.

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

Contract Receivable

The Company performs ongoing credit evaluation of its customers. Management monitors outstanding receivables based on factors surrounding the credit risk of specific customers, historical trends, age of receivables and other information, and records bad debts using the allowance method. Accounts receivable are presented net of an allowance for doubtful accounts of $160,000 at June 30, 2017, and $50,000 at December 31, 2016.

Cash and Cash Equivalent

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Concentration Risk

Cash includes amounts deposited in financial institutions in excess of insurable Federal Deposit Insurance Corporation (FDIC) limits. At times throughout the year, the Company may maintain cash balances in certain bank accounts in excess of FDIC limits. As of June 30, 2017, the cash balance in excess of the FDIC limits was $3,676,900. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk in these accounts.

Inventory

Inventory is valued at the lower of cost or market and is determined by the first-in, first-out method. Inventory primarily consists of modules, inverters, mounting racks and other materials.

Property and Equipment

Property and equipment are stated at cost. Depreciation for property and equipment commences when it’s put into service and are depreciated using the straight-line method over its estimated useful lives:

Machinery & equipment	3-7 Years
Furniture & fixtures	5-7 Years
Computer equipment	3-5 Years
Vehicles	5-7 Years
Leaseholder improvements	3-5 Years

Depreciation expense for the three months ended June 30, 2017 and 2016 was $103,000 and $96,000, respectively. Depreciation expense for the six months ended June 30, 2017 and 2016 was $206,000 and $116,000, respectively.

Advertising and Marketing

The Company expenses advertising and marketing costs as incurred. Advertising and marketing costs include printed material, direct mail, radio, telemarketing, tradeshow costs, magazine, and catalog advertisement. Included within selling and marketing expenses are advertising and marketing costs for the three months ended June 30, 2017 and 2016 were $269,600 and $1,058,400, respectively. Advertising and marketing costs for the six months ended June 30, 2017 and 2016 were $700,900 and $1,979,900, respectively.

Warranty Liability

The Company establishes warranty liability reserves to provide for estimated future expenses as a result of installation and product defects, product recalls and litigation incidental to the Company’s business. Liability estimates are determined based on management’s judgment, considering such factors as historical experience, the likely current cost of corrective action, manufacturers’ and subcontractors’ participation in sharing the cost of corrective action, consultations with third party experts such as engineers, and discussions with the Company’s general counsel and outside counsel retained to handle specific product liability cases. Solar panel manufacturers currently provide substantial warranties between ten to twenty-five years with full reimbursement to replace and install replacement panels while inverter manufacturers currently provide warranties covering ten to fifteen-year replacement and installation. Warranty reserve liability as of June 30, 2017 and December 31, 2016 is $186,000 and $116,000, respectively.

Stock-Based Compensation

The Company periodically issues stock options, restricted stock, and warrants to employees and non-employees in non-capital raising transactions for services and for financing costs. The Company accounts for stock option, restricted stock and warrant grants issued and vesting to employees based on the authoritative guidance provided by the Financial Accounting Standards Board whereas the value of the award is measured on the date of grant and recognized over the vesting period. The Company accounts for stock option and warrant grants issued and vesting to non-employees in accordance with the authoritative guidance of the Financial Accounting Standards Board whereas the value of the stock compensation is based upon the measurement date as determined at either a) the date at which a performance commitment is reached, or b) at the date at which the necessary performance to earn the equity instruments is complete. Non-employee stock-based compensation charges generally are amortized over the vesting period on a straight-line basis. In certain circumstances where there are no future performance requirements by the non-employee, option grants are immediately vested and the total stock-based compensation charge is recorded in the period of the measurement date.

Basic and Diluted Net (Loss) Income per Share Calculations

Income (Loss) per Share dictates the calculation of basic earnings per share and diluted earnings per share. Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The shares for employee options, restricted stock, warrants and convertible notes were used in the calculation of the net (loss) income per share.

A net loss causes all outstanding common stock options, restricted stock, warrants, convertible preferred stock, and convertible notes to be anti-dilutive. As a result, the basic and diluted losses per common share are the same for the six months ended June 30, 2017.

As of June 30, 2017, the potentially dilutive securities that have been excluded from the computations of weighted average shares outstanding include 1,125,924 stock options, 1,134,615 restricted stock grants, 2,997,000 warrants, shares underlying convertible notes and preferred stock.

As of June 30, 2016, the potentially dilutive securities that have been excluded from the computations of weighted average shares outstanding include 671,924 stock options and 2,997,000 warrants because they were below the period ending stock price. We also excluded 1,506,024 shares of Series B preferred stock convertible into common stock at a 1 to 1 ratio because of trading restrictions.

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

Fair Value of Financial Instruments

Disclosures about fair value of financial instruments, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of June 30, 2017, the amounts reported for cash, accrued interest and other expenses, and notes payable approximate the fair value because of their short maturities.

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

New Accounting Pronouncements

In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment, which simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, current U.S. GAAP requires the performance of procedures to determine the fair value at the impairment testing date of assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, the amendments under this ASU require the goodwill impairment test to be performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The ASU becomes effective for the Company on January 1, 2020. The amendments in this ASU should be applied on a prospective basis. Early adoption is permitted for interim or annual goodwill impairment tests performed. We are currently evaluating the impact ASU No. 2017-04 will have on our consolidated financial statements and associated disclosures.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230) – Restricted Cash . ASU 2016-18 requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The ASU is effective for fiscal years beginning after December 15, 2017. From January 1, 2018 we will begin including amounts generally described as restricted cash and restricted cash equivalents with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), to increase transparency and comparability among organizations by recognizing a right-of-use asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either operating or financing, with such classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 is effective for fiscal years and interim periods within those years beginning after December 15, 2018, and early adoption is permitted. We are currently evaluating the impact ASU 2016-02 will have on our consolidated financial statements and associated disclosures.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), to clarify the principles of recognizing revenue and create common revenue recognition guidance between U.S. GAAP and International Financial Reporting Standards. Under ASU 2014-09, revenue is recognized when a customer obtains control of promised goods or services and is recognized at an amount that reflects the consideration expected to be received in exchange for such goods or services. In addition, ASU 2014-09 requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The ASU is effective for fiscal years beginning after December 15, 2017. The new revenue standard is principle based and interpretation of those principles may vary from company to company based on their unique circumstances. It is possible that interpretation, industry practice, and guidance may evolve as companies and the accounting profession work to implement this new standard. The Company is still in the process of evaluating the effect of the new standard on the Company’s historical financial statements and disclosures. As the Company completes its evaluation of this new standard, new information may arise that could change the Company’s current understanding of the impact to revenue and expense recognized. Additionally, the Company will continue to monitor industry activities and any additional guidance provided by regulators, standards setters, or the accounting profession and adjust the Company’s assessment and implementation plans accordingly.

 3. LOANS PAYABLE

Plan B, a subsidiary of the Company, entered into a business loan agreement, prior to being acquired by the Company, with Tri Counties Bank dated March 14, 2014, in the original amount of $131,000 bearing interest at 4.95%. The loan agreement called for monthly payments of $2,500 and was scheduled to mature on March 14, 2019. Proceeds from the loan were used to purchase a pile driver and related equipment and is secured by the equipment. The outstanding balance at June 30, 2017, is $49,300.

Plan B, a subsidiary of the Company, entered into a business loan agreement prior to being acquired by the Company, with Tri Counties Bank dated April 9, 2014, in the original amount of $250,000 bearing interest at 4.95%. The loan agreement calls for monthly payments of $4,700 and is scheduled to mature on April 9, 2019. Proceeds from the loan were used to purchase racking inventory and related equipment. The loan is secured by the inventory and equipment. The outstanding balance at June 30, 2017, is $99,000.

On December 31, 2015, the Company entered into a $2.5 million Credit Facility or the Credit Agreement with JPMorgan Chase Bank, N.A. Availability under the Credit Facility is a Line of Credit with a Letter of Credit Sublimit up to $2.5 million. Upon execution, the Company accessed $1.8 million that was repaid in full on January 5, 2016. The Company had no borrowings under the Credit Agreement as of June 30, 2017 and December 31, 2016. The Credit Agreement matures on November 30, 2017, but may be cancelled at any time by the Company. Loans are secured by a security interest in the Company’s cash accounts held with the Lender. Interest on any unpaid balance accrues at the Prime Rate, as defined in the Credit Agreement; provided that, on any given day, shall not be less than the Adjusted One Month LIBOR rate. Until the maturity date, the Company shall pay monthly interest only on loans. The Credit Facility provides for the payment of certain fees, including fees applicable to each standby letter of credit and standard transaction fees with respect to any transactions occurring on account of any letter of credit. Subject to customary carve-outs, the Credit Agreement contains customary negative covenants and restrictions for agreements of this type on actions by the Company including, without limitation, restrictions on indebtedness, liens, investments, loans, consolidation, mergers, dissolution, asset dispositions outside the ordinary course of business, change in business and restriction on use of proceeds. In addition, the Credit Agreement requires compliance by the Company with covenants including, but not limited to, furnishing the lender with certain financial reports. The Credit Agreement contains customary events of default, including, without limitation, non-payment of principal or interest, violation of covenants, inaccuracy of representations in any material respect and cross defaults with certain other indebtedness and agreements.

On January 5, 2016, the Company entered into a loan agreement for the acquisition of a pile driver in the principal amount of $182,000 bearing interest at 5.5%. The loan agreement calls for monthly payments of $4,200 and is scheduled to mature on January 15, 2020. The loan is secured by the equipment. The outstanding balance at June 30, 2017, is $121,800.

On September 8, 2016, the Company entered into a loan agreement for the acquisition of a pile driver in the principal amount of $174,000 bearing interest at 5.5%. The loan agreement calls for monthly payments of $4,000 and is scheduled to mature on January 15, 2020. The loan is secured by the equipment. The outstanding balance at June 30, 2017, is $144,200.

On November 14, 2016, the Company entered into a 0% interest loan agreement for the acquisition of an excavator in the principal amount of $58,600. The loan agreement calls for monthly payments of $1,200 and is scheduled to mature on November 13, 2020. The loan is secured by the equipment. The outstanding balance at June 30, 2017, is $49,200.

On December 23, 2016, the Company entered into a loan agreement for the acquisition of modular office systems and related furniture in the principal amount of $172,000 bearing interest at 4.99%. The loan agreement calls for 16 quarterly payments of $11,900 and is scheduled to mature in September 2020. The loan is secured by the equipment. The outstanding balance at June 30, 2017, is $142,300.

As of June 30. 2017 and December 31, 2016, loans payable are summarized as follows:

	June 30, 2017	December 31, 2016
Business loan agreement dated March 14, 2014	$49,300	$62,700
Business loan agreement dated April 9, 2014	99,000	124,500
Equipment notes payable	457,500	526,200

Subtotal	605,800	713,400
Less: Current position	(225,100)	(217,700)

Long-term position	$380,700	$495,700

4. ACQUISITION CONVERTIBLE PROMISSORY NOTES

On January 31, 2014, the Company issued 4% convertible promissory notes in the aggregate principal amount of $1,750,000 as part of the consideration paid to acquire 100% of the issued and outstanding stock of Sunworks United. The notes are convertible into shares of the Company’s fully paid and non-assessable common stock at a conversion price of $0.52 per share and was originally due on March 30, 2015, which was amended to extend to June 30, 2016. The Notes were five (5) year notes and bore interest at the rate of 4% per annum. In February and March 2014, $625,000 of the notes was converted into 1,201,923 shares of common stock, leaving a remaining note balance of $1,125,000 as of December 31, 2014. During the twelve months ended December 31, 2015, the Company issued 721,154 shares of common stock upon conversion of principal in the amount of $375,000. The principal note balance remaining as of December 31, 2015 was $750,000. On February 29, 2016, the $750,000 balance remaining was fully converted into 1,442,308 shares of common stock.

On February 28, 2015, the Company issued a 4% convertible promissory note in the aggregate principal amount of $2,650,000 as part of the consideration paid to acquire 100% of the total outstanding stock of MD Energy. The note is convertible into shares of common stock on or after each of the following dates: November 30, 2015, November 30, 2016 and November 30, 2017. The conversion price is $2.60 per share. A beneficial conversion feature of $3,261,500 was calculated but capped at the $2,650,000 value of the note. The beneficial conversion feature was calculated by multiplying the difference between the fair value of stock at the date of the note $5.80 less the conversion price of $2.60 multiplied by the maximum number of share subject to conversion, 1,019,231. In November 2015, the Company issued 339,743 shares of common stock upon conversion of the principal amount of $883,000. Commencing on March 31, 2015, and each quarter thereafter during the first two (2) years of the note, the Company will make quarterly interest only payments to the shareholder for accrued interest on the Note during the quarter. Commencing with the quarter ending on June 30, 2017, the Company will make quarterly payments of interest accrued on the convertible note during the prior quarter plus $151,429 with the final payment of all outstanding principal and accrued but unpaid interest on the convertible note due and payable on February 28, 2020 (the maturity date). The Company recorded amortization of the beneficial conversion feature as interest expense in the amount of $219,900 and $243,100 during the three months ended June 30, 2017 and 2016, respectively. The Company recorded amortization of the beneficial conversion feature as interest expense in the amount of $437,400 and $483,500 during the six months ended June 30, 2017 and 2016, respectively. The debt discount will be amortized over the life of the convertible note, or until such time that the convertible note is converted, in full or in part, into shares of common stock of the Company with any unamortized debt discount continuing to be amortized in the event of any partial conversion thereof and any unamortized debt discount being expensed at such time of full conversion thereof.

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

5. CONVERTIBLE PROMISSORY NOTES

Convertible promissory note at June 30, 2017 and December 31, 2016 are as follows:

	2017	2016
Convertible promissory notes payable	$384,000	$654,000
Less, debt discount	-	-
Convertible promissory notes payable, net	$384,000	$654,000

On January 31, 2014, the Company entered into a securities purchase agreement providing for the sale of a 10% convertible promissory note in the principal amount of up to $750,000 for consideration of $750,000. The proceeds were restricted and were used for the purchase of Solar United Network, Inc. The note was convertible into shares of common stock of the Company at a price equal to a variable conversion price equal to the lesser of $1.30 per share, or fifty percent (50%) of the lowest trading price after the effective date. At September 30, 2014, the note was exchanged for a new convertible note with a fixed conversion price of $0.338. Per ASC 815, the derivative liability on the note was extinguished and the new note was re-valued per ASC 470 as a beneficial conversion feature, which was expensed in the statement of operations during 2014. The note originally matured on October 28, 2014, was extended three months to January 31, 2015, was extended to June 30, 2017, and in March 2016 was subsequently extended to June 30, 2019 with zero interest. The Company recorded interest expense in the amount of $11,000 during the year ended December 31, 2016 prior to the note being extended at zero interest. During the year ended December 31, 2016, the noteholder made a partial conversion of principal and accrued interest in the amount of $196,000 and $45,000 respectively in exchange for 711,586 shares of common stock, with a remaining principal balance of $554,000. On March 1, 2017, the Company issued 798,817 shares of common stock to the note holder at the fixed conversion price of $0.338 per share. The conversion of the note results in a $270,000 outstanding principal reduction in the note from $554,000 to $284,000.

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

On May 18, 2017, the Company issued 15,000 shares of common stock at $1.43 per share in the aggregate amount of $21,450 as payment for executive recruiting services.

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

7. STOCK OPTIONS, RESTRICTED STOCK, AND WARRANTS

Options

As of June 30, 2017, the Company has 1,581,155 non-qualified stock options outstanding to purchase 1,581,155 shares of common stock, per the terms set forth in the option agreements. The stock options vest at various times, and are exercisable for a period of seven years from the date of grant at exercise prices ranging from $0.26 to $4.42 per share, the market value of the Company’s common stock on the date of each grant. The Company determined the fair market value of these options by using the Black Scholes option valuation model.

	June 30, 2017
		Weighted
	Number	average
	of	exercise
	Options	price
Outstanding, beginning January 1, 2017	1,634,574	$1.93
Granted	314,000	1.50
Exercised	(53,419)	0.47
Expired	-	-
Outstanding, end of June 30, 2017	1,895,155	1.90
Exercisable at the end of June 30, 2017	1,203,036	1.68

During the three months ended June 30, 2017 and 2016, the Company charged a total of $212,300 and $59,000 respectively, to operations related to recognized stock based compensation expense for stock options. During the six months ended June 30, 2017 and 2016, the Company charged a total of $387,800 and $88,000 respectively, to operations related to recognized stock based compensation expense for stock options.

Restricted Stock Grants

With an effective date of March 29, 2017, subject to the Sunworks, Inc. 2016 Equity Incentive Plan, the Company entered into a restricted stock grant agreement or RSGA with its new Chief Executive Officer, Charles F. Cargile. All shares issuable under the RSGA are valued as of the grant date at $1.50 per share. The RSGA provides for the issuance of up to 500,000 shares of the Company’s common stock. The restricted shares shall vest as follows: 166,667 of the restricted shares shall vest on the one (1) year anniversary of the effective date, and the balance, or 333,333 restricted shares, shall vest in twenty-four (24) equal monthly installments commencing on the one (1) year anniversary of the effective date

In the three months ended June 30, 2017, $62,500 of stock based compensation expense was recognized for the March 29, 2017 RSGA.

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

In the three months and six months ended June 30, 2017, $41,800 and $83,700 of stock based compensation expense was recognized for the August 31, 2016 RSGA.

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

The total combined option and restricted stock compensation expense recognized, in the statement of operations, during the three months ended June 30, 2017 and 2016 was $317,000 and $1,834,000, respectively. The total combined option and restricted stock compensation expense recognized, in the statement of operations, during the first six months of 2017 and 2016 was $534,000 and $1,862,000, respectively

Warrants

As of June 30, 2017, the Company had 2,997,000 common stock purchase warrants outstanding with an exercise price of $4.15 per share.

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

Business Introduction / Overview

We provide photo voltaic (“PV”) based power systems for the agricultural, commercial, industrial (“ACI”) and residential markets in California, Nevada, and Oregon. Through our operating subsidiaries, we design, arrange financing, integrate, install, and manage systems ranging in size from 2kW (kilowatt) for residential loads to multi MW (megawatt) systems for larger commercial or agricultural projects. Commercial installations have included office buildings, manufacturing plants, and warehouses. Agricultural facilities include farms, wineries, and dairies. The Company provides a full range of installation services to our solar energy customers including design, system engineering, procurement, permitting, construction, grid connection, warranty, system monitoring and maintenance.

We adhere to the business principles of:

1.	Doing what is right for the customer;

2.	Delivering the best value in our industry; and

3.	Doing what we say we will do.

For the first six months of 2017, approximately sixty-eight percent (68%) of our revenue was generated from ACI customers. Approximately thirty-two percent (32%) of our revenue was from installations in the residential market.

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

Business Combinations

We allocate the fair value of purchase consideration to the tangible assets acquired, liabilities assumed and intangible assets acquired based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. Significant estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from acquired customer lists, acquired technology, and trade names from a market participant perspective, useful lives, and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. During the measurement period, which is one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings.

Stock-Based Compensation

The Company periodically issues stock options, restricted stock and warrants to employees and non-employees in non-capital raising transactions for services and for financing costs. The Company accounts for stock options, restricted stock and warrant grants issued and vesting to employees based on the authoritative guidance provided by the Financial Accounting Standards Board whereas the value of the award is measured on the date of grant and recognized over the vesting period. The Company accounts for stock option and warrant grants issued and vesting to non-employees in accordance with the authoritative guidance of the Financial Accounting Standards Board whereas the value of the stock compensation is based upon the measurement date as determined at either a) the date at which a performance commitment is reached, or b) at the date at which the necessary performance to earn the equity instruments is complete. Non-employee stock-based compensation charges generally are amortized over the vesting period on a straight-line basis. In certain circumstances where there are no future performance requirements by the non-employee, option grants are immediately vested and the total stock-based compensation charge is recorded in the period of the measurement date.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2017 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2016

REVENUE AND COST OF GOODS SOLD

For the three months ended June 30, 2017, revenue for the Company declined 19.3% to $25,011,000 compared to $30,995,000 for the three months ended June 30, 2016. Revenues increased 74.3% sequentially from the first quarter of 2017 due primarily to normal seasonal weather conditions and the effective execution of the backlog to recognize revenue from sales booked in prior quarters. Cost of goods sold for the three months ended June 30, 2017, was 16.4% lower at $18,278,000 compared to $21,869,000 for the three months ended June 30, 2016.

Gross profit for the Company was $6,733,000 or 26.2% less for the quarter ended June 30, 2017 than the $9,126,000 gross profit for the same quarter of the prior year. The gross margin was 26.9% in the second quarter of 2017 compared to 29.4% in the same quarter of 2016. ACI jobs were 72% of revenues in the second quarter of 2017 compared to 80% of revenues in the same period the prior year. Commercial jobs in general have lower gross margins compared to residential jobs. The decrease in gross margin is primarily the result of a changes in revenue mix and increasing price competition.

SELLING AND MARKETING EXPENSES

For the three months ended June 30, 2017, the Company had selling and marketing (S&M) expenses of $1,793,000 compared to $3,284,000 for the three months ended June 30, 2016. S&M expenses declined primarily due to decreases in media advertising expenses and personnel costs compared to the prior year. As a percentage of revenue, S&M expenses were 7.2% of second quarter revenues in 2017 compared to 10.6% in the second quarter of 2016. A disciplined and effective use of media advertising has been an emphasis for 2017 resulting in year-to-date savings of approximately $1.3 million compared to the prior year. These savings are expected to continue in future quarters relative to the prior year.

GENERAL AND ADMINISTRATIVE EXPENSES

Total general and administrative (G&A) expenses increased to $3,204,000 for the three months ended June 30, 2017, compared to $2,869,000 for the three months ended June 30, 2016. As a percentage of revenue, G&A expenses increased to 12.8% in the second quarter compared to 9.3% in the second quarter of 2016. Certain G&A expenses are fixed costs, over the short term which results in the costs being a higher percentage of revenue when calculated based upon a lower revenue amount.

Operating expenses, excluding stock based compensation, for 2017 are expected to be stable or decrease compared to prior years as we continue to transition most back office functions to our corporate headquarters and make our operations consistent across our subsidiaries. We believe that the strategy of centralizing certain functions such as marketing, purchasing, supplier relations, accounting, human resources, and other basic functions help to support operations more effectively, realize strategic synergies and reduce the need to increase costs as revenues grow.

STOCK BASED COMPENSATION EXPENSES

During the three months ended June 30, 2017 we incurred $317,000 in total non-cash stock-based compensation expense compared to $1,834,000 for the same period in the prior year.

Approximately $41,800 of stock based compensation is for the August 31, 2016 grant of 250,000 restricted shares to the former CEO at the per share value at the date of grant of $2.90. This grant is being expensed on a straight-line basis over 52 months.

Another $62,500 of stock based compensation is for the March 2017 grant of 500,000 restricted shares to the new CEO at the per share value at the date of grant of $1.50. This grant is being expensed on a straight-line basis over 36 months.

Stock based compensation, excluding RSGAs, related to the employee and director options totaled $212,000 and $59,000 for the three months ended June 30, 2017 and 2016, respectively. In the three months ended June 30, 2016, we recognized $1,775,000 in stock based compensation expense as a result of achieving the first milestone for the performance based RSGAs granted in 2014 and 2015.

NET (LOSS) INCOME BEFORE OTHER EXPENSES

Net income before other (expenses) for the second quarter ended June 30, 2017, was $1,316,000 compared to income before other expenses of $1,043,000 for the three months ended June 30, 2016. The increase year over year was primarily the result of lower S&M expenses and stock based compensation compared to the second quarter of 2016.

OTHER EXPENSES

Other expenses were $2,000 for the three months ended June 30, 2017, compared to $13,000 for the three months ended June 30, 2016. Interest expense for the second quarter ended June 30, 2017, was $246,000 down from $286,000 for the same period in the prior year. The interest expense is primarily due to non-cash debt discount amortization treated as interest for the same convertible promissory note in both quarters.

NET (LOSS) INCOME

The net income for the three months ended June 30, 2017, was $1,068,000 compared to a net income of $744,000 for the three months ended June 30, 2016. The increase in net income is primarily the result of $1,517,000 less stock based compensation and combined selling and marketing and general and administrative expenses remaining consistent as a percentage of lower revenues period over period.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2017 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2016

REVENUE AND COST OF GOODS SOLD

For the six months ended June 30, 2017, revenue declined 21.9% to $39,362,000 compared to $50,424,000 for the six months ended June 30, 2016. Cost of goods sold for the six months of 2017 was $29,850,000 or 75.8% of revenues, compared to $35,714,000 or 70.8% of revenues for the six months of 2016.

Year to date 2017 gross profit was $9,512,000 or 24.2% of revenues compared to $14,710,000 or 29.2% for the comparable period of 2016. Revenues and operating performance improved from the difficult first quarter and are expected to benefit in the near term from more favorable weather conditions and operating efficiencies and geographic expansion.

SELLING AND MARKETING EXPENSES

For the first six months of 2017, the Company incurred S&M expenses of $3,540,000, compared to $5,845,000 for the six months of 2016. The $2,305,000 decline is due primarily to decreases in media advertising and personnel expenses. As a percentage of revenues S&M expenses decreased to 9.0% of revenues in the six months of 2017 compared to 11.6% in the six months of 2016. We continue to refine our specially-designed marketing efforts, third-party revenue generators, and tracking systems to attract new customers more cost effectively than in prior year periods.

GENERAL AND ADMINISTRATIVE EXPENSES

G&A expenses increased to $6,534,000 for the six months ended June 30, 2017, compared to $5,750,000 for the six months ended June 30, 2016. G&A expenses increased primarily due to additional facilities, personnel, and related benefits. As a percentage of revenue, G&A expenses increased to 16.6% of revenues during the first six months of 2017 compared to 11.4% in the first six months of 2016. G&A expenses as a percentage of revenues are expected to decline the last six months of 2017 in total and in comparison, to 2016 because of improved cost management.

Several initiatives also contributed to higher costs during the last six months of 2016 and the beginning of 2017. These initiatives included, but are not limited to, rebranding the company, adding personnel, and developing systems and processes necessary to build more efficient front and back office operations. The Company added locations, personnel, and vehicles to expand both residential and commercial operations. New offices included Chico and San Jose, California and White City, Oregon. In the current quarter, we exited a facility in Turlock, California that was opened in 2016. That facility is currently being subleased, resulting in lower operating costs.

STOCK BASED COMPENSATION EXPENSES

During the first six months of 2017, we incurred approximately $534,000 in non-cash stock compensation costs associated with RSGAs and stock options compared to $1,862,000 for the same period in the prior year. The $1,775,000 of the 2016 expense was due to meeting the first milestone of the 2014 and 2015 Restricted Stock Grant Agreements. The stock based compensation expense for employee and director options was $87,000 during the six months ended June 30, 2016.

NET (LOSS) INCOME BEFORE OTHER (EXPENSES)

Net (loss) before other (expenses) for the six months ended June 30, 2017, was $1,302,000 compared to a net income of $1,137,000 for the six months of 2016. The $2,439,000 decrease in results year over year is primarily the result of the $2,905,000 loss incurred during the first quarter of 2017 compared to the $378,000 loss in the first quarter of 2016.

OTHER EXPENSES

Other expenses decreased to $45,000 for the first six months of 2017, compared to $218,000 for the first six months of 2016. Interest expense for the six months ended June 30, 2017, decreased to $491,000 from $553,000 for the first six months of 2016, primarily due to a reduction in non-cash debt discount and amortization treated as interest for convertible promissory notes for both years.

NET (LOSS) INCOME

Net (loss) for the first six months of 2017, was $1,838,000 compared to a net income of $366,000 for the first six months of 2016. While revenues decreased 21.9% the $2,204,000 decrease in net income was primarily the result of the difficult first quarter of 2017 and its $2,905,000 net loss.

 LIQUIDITY AND CAPITAL RESOURCES

We had $4,165,000 in unrestricted cash at June 30, 2017, as compared to $11,069,000 at December 31, 2016. We believe that the aggregate of our existing cash, in addition to the funds available under our Credit Agreements and funds expected to be generated from accounts receivable will be sufficient to meet our operating cash requirements for at least the next 12 months.

As of June 30, 2017, our working capital surplus was $8,852,000 compared to a working capital surplus of $9,877,000 at December 31, 2016.

Cash flow used in operating activities was $6,619,000 for the six months of 2017, compared to $1,763,000 used in the first six months of 2016. The cash used in operating activities during the first six months of 2017 was primarily attributable to the operating loss for the period, higher accounts receivable balances, higher costs in excess of billings, other current assets, and lower accounts payable and accrued expenses. This use of cash in the first half of the year is consistent with the seasonality of our business. The lower revenues and gross profit was driven by the heavy rains preventing field crews from working for much of the first quarter of 2017.

Net cash used in investing activities was $26,000 for the six months ended June 30, 2017, compared to $590,000 used in the six months ended June 30, 2016. Only minimal investment in property, plant and equipment was required during the first six months of the year. During the first six months of 2016, we spent $590,000 that included the costs for the construction of a retail design center/showroom in Roseville, California to support residential sales and the purchase of an automatic panel washing machine with trailer for larger ground mount systems.

Net cash used in financing activities during the first three months of 2017 was $259,000 for principal payments for convertible debt, equipment notes and capital leases. In 2016, we used $2,024,000 in net cash to repay the revolving line of credit draw temporarily drawn upon at the end of 2015.

On December 31, 2015, we entered into a $2.5 million Credit Facility with JPMorgan Chase Bank, N.A. Availability under the Credit Facility is a Line of Credit with a Letter of Credit Sublimit up to $2.5 million. The Company had zero outstanding at June 30, 2017 and December 31, 2016. The Credit Facility matures on November 30, 2017, but may be cancelled at any time by the Company. Loans are secured by a security interest in the Company’s account held with the Lender. Interest on any unpaid balance accrues at the Prime Rate; provided that, on any given day, shall not be less than the Adjusted One Month LIBOR rate. Until the maturity date, the Company shall pay monthly interest only. While we currently generate sufficient cash to meet our operating cash requirements, we have the ability to access cash under the credit facility should our management determine to do so.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity, or capital expenditures.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Pursuant to Rules 13a-15(b) and 15-d-15(b) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer (“CEO/CFO”) of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. The term “disclosure controls and procedures”, as defined under Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Based upon our evaluation, the CEO/CFO concluded that our disclosure controls and procedures as of June 30, 2017 were not effective, for the same reasons as previously disclosed under item 9A “Control and Procedures” in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Changes in Internal Control Over Financial Reporting

Processes to strengthen and improve the Company’s internal control over financial reporting (as defined in Rule 13a-15f of the Exchange Act) continue to be implemented during the period ended June 30, 2017. While material improvement in internal controls is required as disclosed in our Form 10K filed for the year ended December 31, 2016, these improvements are ongoing. Improvements to date include revisions to information reporting systems and the processes to capture, verify, process and report operating results.

We have not made a change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On May 18, 2017, the Company issued 15,000 shares of restricted common stock at a price of $1.43 per share in the aggregate amount of $21,450 as payment for executive recruiting services performed.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Roseville, State of California, on August 10, 2017.

Sunworks, Inc.

Date: August 10, 2017	By:	/s/ Charles F. Cargile
Charles F. Cargile, Chief Executive Officer
(Principal Executive Officer)

Date: August 10, 2017	By:	/s/ Paul C. McDonnel
Paul C. McDonnel, Chief Financial Officer
(Principal Financial Officer)

