Form 10-Q
period 2017-09-30
Sunworks, Inc.
filed 2017-11-14
CIK 1172631

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017.

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

The number of shares of registrant’s common stock outstanding as of November 14, 2017 was 22,455,664.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

SUNWORKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2017 AND DECEMBER 31, 2016

(in thousands, except share and per share data)

	September 30, 2017	December 31, 2016
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$6,382	$11,069
Restricted cash	430	37
Accounts receivable, net	10,634	9,665
Inventory, net	3,898	3,394
Costs in excess of billings	5,314	4,307
Other current assets	1,387	117

Total Current Assets	28,045	28,589

Property and Equipment, net	1,392	1,674

Other Assets
Other deposits	68	53
Goodwill	11,364	11,364

Total Other Assets	11,432	11,417

Total Assets	$40,869	$41,680

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable and accrued liabilities	$11,977	$12,979
Billings in excess of costs	7,210	4,997
Customer deposits	693	64
Loan payable, current portion	228	218
Acquisition convertible promissory note, current portion	606	454

Total Current Liabilities	20,714	18,712

Long Term Liabilities
Loan payable	323	496
Acquisition convertible promissory notes, net of beneficial conversion feature of $150 and $807, respectively	708	505
Warranty liability	216	116
Convertible promissory notes	384	654
Total Long Term Liabilities	1,631	1,771
Total Liabilities	22,345	20,483

Shareholders’ Equity
Preferred stock Series B, $.001 par value; 5,000,000 authorized shares; 1,506,024 shares issued and outstanding	2	2
Common stock, $.001 par value; 200,000,000 authorized shares; 22,455,664 and 20,853,921 shares issued and outstanding, respectively	22	21
Additional paid in capital	71,440	70,317
Accumulated Deficit	(52,940)	(49,143)

Total Shareholders’ Equity	18,524	21,197

Total Liabilities and Shareholders’ Equity	$40,869	$41,680

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUNWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016

Revenues	$18,797	$17,557	$58,159	$67,981

Cost of Goods Sold	15,704	12,902	45,554	48,616

Gross Profit	3,093	4,655	12,605	19,365

Operating Expenses
Selling and marketing expenses	1,751	3,294	5,291	9,139
General and administrative expenses	2,640	3,092	9,175	8,842
Stock based compensation	299	3,902	833	5,764
Depreciation and amortization	102	101	308	218

Total Operating Expenses	4,792	10,389	15,607	23,963

(Loss) before Other Expenses	(1,699)	(5,734)	(3,002)	(4,598)

Other Income (Expenses)
Other income (expenses)	1	(165)	(43)	(383)
Interest expense	(261)	(186)	(752)	(739)

Total Other Expenses	(260)	(351)	(795)	(1,122)

(Loss) before Income Taxes	(1,959)	(6,085)	(3,797)	(5,720)

Income Tax Expense	-	-	-	-

Net (Loss)	$(1,959)	$(6,085)	$(3,797)	$(5,720)

EARNINGS PER SHARE:
Basic	$(0.09)	$(0.29)	$(0.17)	$(0.29)
Diluted	$(0.09)	$(0.29)	$(0.17)	$(0.29)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
Basic	22,455,664	20,853,921	22,060,186	20,009,862
Diluted	22,455,664	20,853,921	22,060,186	20,009,862

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUNWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017

(in thousands, except share and per share data)

(unaudited)

	Series B				Additional
	Preferred stock		Common stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2016	1,506,024	$2	20,853,921	$21	$70,317	$(49,143)	$21,197
Issuance of common stock for conversion of promissory notes, plus accrued interest	-	-	798,817	1	269	-	270
Issuance of common stock for cashless exercise of options			41,773	-	-	-	-
Issuance of common stock under terms of restricted stock grants			746,153	-	-	-	-
Issuance of common stock for services			15,000	-	21	-	21
Stock based compensation	-	-	-	-	833	-	833
Net loss for the nine months ended September 30, 2017	-	-	-	-	-	(3,797)	(3,797)
Balance at September 30, 2017 (unaudited)	1,506,024	$2	22,455,664	$22	$71,440	$(52,940)	$18,524

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUNWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

(in thousands, except share and per share data)

(unaudited)

	Nine months ended
	September 30, 2017	September 30, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(3,797)	$(5,720)
Adjustments to reconcile net (loss) to net cash used in operating activities
Depreciation and amortization	308	215
Gain on sale of property and equipment	(1)	-
Stock based compensation	833	5,764
Stock issued for services	21	-
Amortization of beneficial conversion feature	657	693
Changes in Assets and Liabilities
(Increase) Decrease in:
Restricted cash	(393)	-
Accounts receivable	(969)	(8,280)
Inventory	(504)	(1,956)
Deposits and other assets	(1,283)	(310)
Cost in excess of billings	(1,007)	(5,978)
Increase (Decrease) in:
Accounts payable and accrued liabilities	(1,002)	11,364
Billings in excess of cost	2,213	1,810
Customer deposits	629	-
Warranty and other liability	100	(313)

NET CASH USED IN OPERATING ACTIVITIES	(4,195)	(2,711)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(44)	(644)
Proceeds from sale of property and equipment	18	-

NET CASH USED IN INVESTING ACTIVITIES	(26)	(644)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loans payable repayments	(466)	(2,024)

NET CASH USED IN FINANCING ACTIVITIES	(466)	(2,024)

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(4,687)	(5,379)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	11,069	12,040

CASH AND CASH EQUIVALENTS, END OF PERIOD	$6,382	$6,661

SUPPLEMENTAL DISCLOSURES
Cash paid during the period for:
Cash paid interest	$94	$55
Cash paid taxes	$-	$110

Non-cash investing and financing transactions:
Loans payable issued for equipment	$-	$356
Issuance of common stock upon conversion of debt	$270	$994

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUNWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

SEPTEMBER 30, 2017

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

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Form 10-K for the year ended December 31, 2016.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include estimates used to review the Company’s goodwill, impairments and estimations of long-lived assets, project construction costs, revenue recognition on percentage of completion type contracts, allowances for uncollectible accounts, warranty reserves, inventory valuation, debt beneficial conversion features, valuations of non-cash capital stock issuances and the valuation allowance on deferred tax assets. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable in the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Reclassifications and Corrections

Certain reclassifications have been made to conform prior period data to the current presentation. In addition, the Company identified an error and revised its financial statements for the three months and nine months ended September 30, 2016 related to the elimination of certain intercompany revenues. Management concluded that the errors had no material impact on any of the Company’s previously issued financial statements, are immaterial to the Company’s results for the first, second, and third quarters of 2016 and full year 2016 results, and had no material effect on the trend of the Company’s financial results. As a result of the immaterial errors discussed above, the unaudited condensed consolidated financial statements reflect the following adjustments for the three months ended September 30, 2016: a reduction in revenue of $6,000, an increase in cost of goods sold of $75,000 and a net decrease in Operating Expenses and Other Expenses of $81,000. The effect of the reclassifications and immaterial errors had no effect on reported net loss. The unaudited condensed consolidated financial statements reflect the following adjustments for the nine months ended September 30, 2016: an increase in cost of goods sold of $460,000 and a net decrease in Operating Expenses and Other Expenses of $460,000. The effect of the reclassifications and immaterial errors had no effect on reported net loss for the nine months ended 2016.

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

The Asset, “Costs in excess of billings”, represents revenues recognized in excess of amounts billed on contracts in progress. The Liability, “Billings in excess of costs”, represents billings in excess of revenues recognized on contracts in progress. At September 30, 2017 and December 31, 2016, the costs in excess of billings balance were $5,314,000 and $4,307,000, and the billings in excess of costs balance were $7,210,000 and $4,997,000, respectively. Residential contract revenues are recognized using the “completed contract” method of accounting.

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

Contract Receivable

The Company performs ongoing credit evaluation of its customers. Management monitors outstanding receivables based on factors surrounding the credit risk of specific customers, historical trends, age of receivables and other information, and records bad debts using the allowance method. Accounts receivable are presented net of an allowance for doubtful accounts of $240,000 at September 30, 2017, and $50,000 at December 31, 2016.

Cash and Cash Equivalent

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Concentration Risk

Cash includes amounts deposited in financial institutions in excess of insurable Federal Deposit Insurance Corporation (FDIC) limits. At times throughout the year, the Company may maintain cash balances in certain bank accounts in excess of FDIC limits. As of September 30, 2017, the cash balance in excess of the FDIC limits was $6,060,000. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk in these accounts.

Inventory

average on a first-in, first-out method. Inventory primarily consists of modules, inverters, mounting racks and other materials, and is recorded net of an estimated allowance of $100,000 for obsolesce, shrink and spoilage as of September 30, 2017 and $0 as of September 30,2016.

Property and Equipment

Property and equipment are stated at cost. Depreciation for property and equipment commences when it’s put into service and are depreciated using the straight-line method over its estimated useful lives:

Machinery & equipment	3-7 Years
Furniture & fixtures	5-7 Years
Computer equipment	3-5 Years
Vehicles	5-7 Years
Leaseholder improvements	3-5 Years

Depreciation expense for the three months ended September 30, 2017 and 2016 was $102,000 and $101,000, respectively. Depreciation expense for the nine months ended September 30, 2017 and 2016 was $308,000 and $218,000, respectively.

Advertising and Marketing

The Company expenses advertising and marketing costs as incurred. Advertising and marketing costs include printed material, billboards, sponsorships, direct mail, radio, telemarketing, tradeshow costs, magazine, and catalog advertisement. Included within selling and marketing expenses are advertising and marketing costs for the three months ended September 30, 2017 and 2016 of $123,600 and $725,300, respectively. Advertising and marketing costs for the nine months ended September 30, 2017 and 2016 were $807,500 and $2,705,100, respectively.

Warranty Liability

The Company establishes warranty liability reserves to provide for estimated future expenses as a result of installation and product defects, product recalls and litigation incidental to the Company’s business. Liability estimates are determined based on management’s judgment, considering such factors as historical experience, the likely current cost of corrective action, manufacturers’ and subcontractors’ participation in sharing the cost of corrective action, consultations with third party experts such as engineers, and discussions with the Company’s outside counsel retained to handle specific product liability cases. Solar panel manufacturers currently provide substantial warranties between ten to twenty-five years with full reimbursement to replace and install replacement panels while inverter manufacturers currently provide warranties covering ten to fifteen-year replacement and installation. Warranty reserve liability as of September 30, 2017 and December 31, 2016 is $216,000 and $116,000, respectively.

Stock-Based Compensation

The Company periodically issues stock options, restricted stock, and warrants to employees and non-employees in non-capital raising transactions for services and for financing costs. The Company accounts for stock option, restricted stock and warrant grants issued and vesting to employees based on the authoritative guidance provided by the Financial Accounting Standards Board whereas the value of the award is measured on the date of grant and recognized over the vesting period. The Company accounts for stock option and warrant grants issued and vesting to non-employees in accordance with the authoritative guidance of the Financial Accounting Standards Board where the value of the stock compensation is based upon the measurement date as determined at either a) the date at which a performance commitment is reached, or b) at the date at which the necessary performance to earn the equity instruments is complete. Non-employee stock-based compensation charges generally are amortized over the vesting period on a straight-line basis. In certain circumstances where there are no future performance requirements by the non-employee, option grants are immediately vested and the total stock-based compensation charge is recorded in the period of the measurement date.

Basic and Diluted Net (Loss) Income per Share Calculations

Income (Loss) per Share dictates the calculation of basic earnings per share and diluted earnings per share. Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The shares for employee options, restricted stock, warrants and convertible notes were not used in the calculation of the net loss per share.

A net loss causes all outstanding common stock options, restricted stock, warrants, convertible preferred stock, and convertible notes to be anti-dilutive. As a result, the basic and diluted losses per common share are the same for the nine months ended September 30, 2017 and 2016.

As of September 30, 2017, the potentially dilutive securities that have been excluded from the computations of weighted average shares outstanding include 811,924 stock options, 1,134,615 restricted stock grants, 2,997,000 warrants, and 3,589,978 shares underlying convertible notes and preferred stock.

As of September 30, 2016, the potentially dilutive securities that have been excluded from the computations of weighted average shares outstanding include 938,188 stock options and 2,997,000 warrants because they were below the period ending stock price. We also excluded 1,506,024 shares of Series B preferred stock convertible into common stock at a 1 to 1 ratio because of trading restrictions.

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

Fair Value of Financial Instruments

Disclosures about fair value of financial instruments, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of September 30, 2017, the amounts reported for cash, accrued interest and other expenses, and notes payable approximate the fair value because of their short maturities.

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

Segment Reporting

Operating segments are defined as components of an enterprise for which separate financial information is available and evaluated regularly by the chief operating decision maker, or decision-making group, in deciding the method to allocate resources and assess performance. The Company currently has one reportable segment for financial reporting purposes, which represents the Company’s core business.

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

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230) – Restricted Cash. ASU 2016-18 requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The ASU is effective for fiscal years beginning after December 15, 2017. From January 1, 2018 we will begin including amounts generally described as restricted cash and restricted cash equivalents with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows.

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

3. LOANS PAYABLE

Plan B, a subsidiary of the Company, entered into a business loan agreement, prior to being acquired by the Company, with Tri Counties Bank dated March 14, 2014, in the original amount of $131,000 bearing interest at 4.95%. The loan agreement called for monthly payments of $2,500 and was scheduled to mature on March 14, 2019. Proceeds from the loan were used to purchase a pile driver and related equipment and is secured by the equipment. The outstanding balance at September 30, 2017, is $42,500.

Plan B, entered into a business loan agreement prior to being acquired by the Company, with Tri Counties Bank dated April 9, 2014, in the original amount of $250,000 bearing interest at 4.95%. The loan agreement calls for monthly payments of $4,700 and is scheduled to mature on April 9, 2019. Proceeds from the loan were used to purchase racking inventory and related equipment. The loan is secured by the inventory and equipment. The outstanding balance at September 30, 2017, is $86,000.

On December 31, 2015, the Company entered into a $2.5 million Credit Facility or the Credit Agreement with JPMorgan Chase Bank, N.A. Availability under the Credit Agreement is a Line of Credit with a Letter of Credit Sublimit up to $2.5 million. Upon execution, the Company accessed $1.8 million that was repaid in full on January 5, 2016. The Company had no of borrowings under the Credit Agreement as of September 30, 2017 and December 31, 2016. The Credit Agreement matures on November 30, 2017, but may be cancelled at any time by the Company. Loans are secured by a security interest in the Company’s cash accounts held with the Lender. Interest on any unpaid balance accrues at the Prime Rate, as defined in the Credit Agreement; provided that, on any given day, shall not be less than the Adjusted One Month LIBOR rate. Until the maturity date, the Company shall pay monthly interest only on loans. The Credit Facility provides for the payment of certain fees, including fees applicable to each standby letter of credit and standard transaction fees with respect to any transactions occurring on account of any letter of credit. Subject to customary carve-outs, the Credit Agreement contains customary negative covenants and restrictions for agreements of this type on actions by the Company including, without limitation, restrictions on indebtedness, liens, investments, loans, consolidation, mergers, dissolution, asset dispositions outside the ordinary course of business, change in business and restriction on use of proceeds. In addition, the Credit Agreement requires compliance by the Company with covenants including, but not limited to, furnishing the lender with certain financial reports. The Credit Agreement contains customary events of default, including, without limitation, non-payment of principal or interest, violation of covenants, inaccuracy of representations in any material respect and cross defaults with certain other indebtedness and agreements.

On January 5, 2016, the Company entered into a loan agreement for the acquisition of a pile driver in the principal amount of $182,000 bearing interest at 5.5%. The loan agreement calls for monthly payments of $4,200 and is scheduled to mature on January 15, 2020. The loan is secured by the equipment. The outstanding balance at September 30, 2017, is $110,700.

On September 8, 2016, the Company entered into a loan agreement for the acquisition of a pile driver in the principal amount of $174,000 bearing interest at 5.5%. The loan agreement calls for monthly payments of $4,000 and is scheduled to mature on January 15, 2020. The loan is secured by the equipment. The outstanding balance at September 30, 2017, is $134,000.

On November 14, 2016, the Company entered into a 0% interest loan agreement for the acquisition of an excavator in the principal amount of $58,600. The loan agreement calls for monthly payments of $1,200 and is scheduled to mature on November 13, 2020. The loan is secured by the equipment. The outstanding balance at September 30, 2017, is $45,600.

On December 23, 2016, the Company entered into a loan agreement for the acquisition of modular office systems and related furniture in the principal amount of $172,000 bearing interest at 4.99%. The loan agreement calls for 16 quarterly payments of $11,900 and is scheduled to mature in September 2020. The loan is secured by the equipment. The outstanding balance at September 30, 2017, is $132,200.

As of September 30, 2017 and December 31, 2016, loans payable are summarized as follows:

	September 30, 2017	December 31, 2016
Business loan agreement dated March 14, 2014	$42,500	$62,700
Business loan agreement dated April 9, 2014	86,000	124,500
Equipment notes payable	422,500	526,200

Subtotal	551,000	713,400
Less: Current position	(227,900)	(217,700)

Long-term position	$323,100	$495,700

4. ACQUISITION CONVERTIBLE PROMISSORY NOTES

On January 31, 2014, the Company issued 4% convertible promissory notes in the aggregate principal amount of $1,750,000 as part of the consideration paid to acquire 100% of the issued and outstanding stock of Sunworks United. The notes are convertible into shares of the Company’s fully paid and non-assessable common stock at a conversion price of $0.52 per share and was originally due on March 30, 2015, which was amended to extend to September 30, 2016. The Notes were five (5) year notes and bore interest at the rate of 4% per annum. In February and March 2014, $625,000 of the notes was converted into 1,201,923 shares of common stock, leaving a remaining note balance of $1,125,000 as of December 31, 2014. During the twelve months ended December 31, 2015, the Company issued 721,154 shares of common stock upon conversion of principal in the amount of $375,000. The principal note balance remaining as of December 31, 2015 was $750,000. On February 29, 2016, the $750,000 balance remaining was fully converted into 1,442,308 shares of common stock.

On February 28, 2015, the Company issued a 4% convertible promissory note in the aggregate principal amount of $2,650,000 as part of the consideration paid to acquire 100% of the total outstanding stock of MD Energy. The note is convertible into shares of common stock on or after each of the following dates: November 30, 2015, November 30, 2016 and November 30, 2017. The conversion price is $2.60 per share. A beneficial conversion feature of $3,261,500 was calculated but capped at the $2,650,000 value of the note. The beneficial conversion feature was calculated by multiplying the difference between the fair value of stock at the date of the note $5.80 less the conversion price of $2.60 multiplied by the maximum number of share subject to conversion, 1,019,231. In November 2015, the Company issued 339,743 shares of common stock upon conversion of the principal amount of $883,000. Commencing on March 31, 2015, and each quarter thereafter during the first two (2) years of the note, the Company will make quarterly interest only payments to the shareholder for accrued interest on the Note during the quarter. Commencing with the quarter ending on June 30, 2017, the Company began to make quarterly payments of interest accrued on the convertible note during the prior quarter plus $151,429. The final payment of all outstanding principal and accrued but unpaid interest on the convertible note is due and payable on February 28, 2020 (the maturity date). The Company recorded amortization of the beneficial conversion feature as interest expense in the amount of $220,000 and $210,000 during the three months ended September 30, 2017 and 2016, respectively. The Company recorded amortization of the beneficial conversion feature as interest expense in the amount of $657,000 and $693,000 during the nine months ended September 30, 2017 and 2016, respectively. The debt discount will be amortized over the life of the convertible note, or until such time that the convertible note is converted, in full or in part, into shares of common stock of the Company with any unamortized debt discount continuing to be amortized in the event of any partial conversion thereof and any unamortized debt discount being expensed at such time of full conversion thereof.

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

Convertible promissory note at September 30, 2017 and December 31, 2016 are as follows:

	2017	2016
Convertible promissory notes payable	$384,000	$654,000
Less, debt discount	-	-
Convertible promissory notes payable, net	$384,000	$654,000

On January 31, 2014, the Company entered into a securities purchase agreement providing for the sale of a 10% convertible promissory note in the principal amount of up to $750,000 for consideration of $750,000. The proceeds were restricted and were used for the purchase of Solar United Network, Inc. The note was convertible into shares of common stock of the Company at a price equal to a variable conversion price equal to the lesser of $1.30 per share, or fifty percent (50%) of the lowest trading price after the effective date. At September 30, 2014, the note was exchanged for a new convertible note with a fixed conversion price of $0.338. Per ASC 815, the derivative liability on the note was extinguished and the new note was re-valued per ASC 470 as a beneficial conversion feature, which was expensed in the statement of operations during 2014. The note originally matured on October 28, 2014, was extended three months to January 31, 2015, was extended to September 30, 2017, and in March 2016 was subsequently extended to June 30, 2019 with zero interest. The Company recorded interest expense in the amount of $11,000 during the year ended December 31, 2016 prior to the note being extended at zero interest. During the year ended December 31, 2016, the noteholder made a partial conversion of principal and accrued interest in the amount of $196,000 and $45,000 respectively in exchange for 711,586 shares of common stock, with a remaining principal balance of $554,000. On March 1, 2017, the Company issued 798,817 shares of common stock to the note holder at the fixed conversion price of $0.338 per share. The partial conversion of the note results in a $270,000 outstanding principal reduction in the note from $554,000 to $284,000.

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

Preferred Stock

On November 25, 2015, the Company designated 1,700,000 shares, of its authorized preferred stock, as Series B Preferred Stock, $0.001 par value per share. Pursuant to the Certificate of Designation and subject to the rights of any other series of preferred stock that may be established by the Board of Directors, holders of Series B Preferred Stock (the “Holders”) have liquidation preference over the holders of the Company’s Common Stock in any distribution upon winding up, dissolution, or liquidation. Holders are also entitled to receive dividends, if, when and as declared by the Board of Directors, which dividends shall be payable in preference and priority to any payment of any dividend to holders of Common Stock. Holders will be entitled to convert each share of Series B Preferred Stock into one (1) share of Common Stock, and are also be entitled to vote together with the holders of the Company’ Common Stock on all matters submitted to shareholders at a rate of one (1) vote for each share of Series B Preferred Stock. In addition, so long as at least 100,000 shares of Series B Preferred Stock are outstanding, the Company may not, without the consent of the Holders of at least a majority of the shares of Series B Preferred Stock then outstanding: (i) amend, alter or repeal any provision of the Certificate of Incorporation or bylaws of the Company or the Certificate of Designation so as to adversely affect any of the rights, preferences, privileges, limitations or restrictions provided for the benefit of the Holders or (ii) issue or sell, or obligate itself to issue or sell, any additional shares of Series B Preferred Stock, or any securities that are convertible into or exchangeable for shares of Series B Preferred Stock. 1,506,024 shares of Series B Preferred stock, at a fair value of $4,500,000 were issued in December 2015 in connection with the acquisition of Plan B.

7. STOCK OPTIONS, RESTRICTED STOCK, AND WARRANTS

Options

As of September 30, 2017, the Company has 1,905,155 non-qualified stock options outstanding to purchase 1,905,155 shares of common stock, per the terms set forth in the option agreements. The stock options vest at various times, and are exercisable for a period of five to seven years from the date of grant at exercise prices ranging from $0.26 to $4.42 per share, the market value of the Company’s common stock on the date of each grant. The Company determined the fair market value of these options by using the Black Scholes option valuation model.

	September 30, 2017
		Weighted
	Number	average
	of	exercise
	Options	price
Outstanding, beginning January 1, 2017	1,634,574	$1.93
Granted	324,000	1.50
Exercised	(53,419)	0.47
Expired	-	-
Outstanding, end of September 30, 2017	1,905,155	1.90
Exercisable at the end of September 30, 2017	1,316,321	1.75

During the three months ended September 30, 2017 and 2016, the Company charged a total of $194,700 and $136,000 respectively, to operations related to recognized stock based compensation expense for stock options. During the nine months ended September 30, 2017 and 2016, the Company charged a total of $582,400 and $223,000 respectively, to operations related to recognized stock based compensation expense for stock options.

Restricted Stock Grants

With an effective date of March 29, 2017, subject to the Sunworks, Inc. 2016 Equity Incentive Plan, (the “2016 Plan”) the Company entered into a restricted stock grant agreement or RSGA with its new Chief Executive Officer, Charles F. Cargile. All shares issuable under the RSGA are valued as of the grant date at $1.50 per share. The RSGA provides for the issuance of up to 500,000 shares of the Company’s common stock. The restricted shares shall vest as follows: 166,667 of the restricted shares shall vest on the one (1) year anniversary of the effective date, and the balance, or 333,333 restricted shares, shall vest in twenty-four (24) equal monthly installments commencing on the one (1) year anniversary of the effective date

In the three months and nine months ended September 30, 2017, $62,500 and $125,000 of stock based compensation expense was recognized for the March 29, 2017 RSGA.

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

In recognition of the efforts of James B. Nelson, the Company’s Chairman, in leading the Company through the uplisting and financing transaction consummated by the Company in 2015, on August 31, 2016, the Company granted Mr. Nelson a restricted stock grant of 250,000 shares of the Company’s common stock pursuant to the terms of the 2016 Plan. All shares issuable under the RSGA are valued as of the grant date at $2.90 per share. The restricted stock grant to Mr. Nelson will vest upon the earlier of (i) January 1, 2021, (ii) a Change of Control as defined in the 2016 Plan (iii) upon Mr. Nelson’s retirement or (iv) upon Mr. Nelson’s death. “Change of Control” as defined in the 2016 Plan means (i) a sale of all or substantially all of the Company’s assets or (ii) a merger with another entity or an acquisition of the Company that results in the existing shareholders of the Company owning less than fifty percent (50%) of the outstanding shares of capital stock of the surviving entity following such transaction.

In the three months and nine months ended September 30, 2017, $41,800 and $125,500 of stock based compensation expense was recognized for the August 31, 2016 RSGA.

During the year ended December 31, 2014, the Company entered into RSGAs with the three Shareholders of Sunworks United (Sunworks United Shareholders), intended to provide incentive to the recipients to ensure economic performance of the Company. All shares issuable under the RSGAs were performance based shares and were valued as of the grant date at $5.12 per share. Each of the RSGAs provided for the issuance of up to 276,924 shares of the Company’s common stock in the aggregate to the Sunworks United Shareholders provided certain milestones were met in certain stages as follows: a) If the Company’s aggregate net income from operations, for any trailing four (4) quarters equaled or exceeded $2 million, the Company would issue each Sunworks United Shareholder 92,308 shares of common stock and 276,924 shares in the aggregate; b) If the Company’s aggregate net income from operations, for any trailing four (4) quarters exceeded $3 million, the Company would issue each Sunworks United Shareholder 92,308 shares and 276,924 shares of common stock in the aggregate; c) If the Company’s aggregate net income from operations, for any trailing four (4) quarters exceeded $4 million, the Company would issue each Sunworks United Shareholder 92,307 and 276,924 shares in the aggregate. Based on the probability that the first milestone would be achieved the Company recognized $100,000 in stock compensation expense during the year 2015. As of September 30, 2016, the Company achieved each of the three milestones. During the quarter ended September 30, 2016 the Company issued 276,924 shares in aggregate associated with the first milestone. The issuance of the remaining 553,845 shares was completed on March 16, 2017. The stock based compensation expense associated with the achievement of the second and third milestones totaled $2,837,000 and was recognized in the quarter ended September 30, 2016. No additional compensation expense was required with the March 16, 2017 issuance of the 553,845 common shares.

During the year ended December 31, 2014, the Company entered into RSGAs with certain employees of Sunworks United, intended to provide incentive to the recipients to ensure certain economic performance of the Company. All shares issuable under the RSGA were performance based shares and were valued as of the grant date at $5.12 per share. Each of the RSGAs provided for the issuance of up to 38,462 shares of the Company’s common stock to each employee provided certain milestones were met in certain stages as follows: a) If the Company’s aggregate net income from operations, for any trailing four (4) quarters equaled or exceeded $2 million, the Company would issue to each employee 12,821 shares of common stock and 64,105 shares in the aggregate; b) If the Company’s aggregate net income from operations, for any trailing four (4) quarters exceeded $3 million, the Company would issue each employee 12,821 shares of common stock and 64,105 shares in the aggregate; c) If the Company’s aggregate net income from operations, for any trailing four (4) quarters exceeded $4 million, the Company would issue each employee 12,820 and 51,280 shares in the aggregate. Based on the probability that the first milestone would be achieved the Company recognized $33,000 in stock compensation expense during the year 2015. As of September 30, 2016, the Company achieved each of the three milestones. During the quarter ended September 30, 2016 the Company issued 64,105 shares in aggregate associated with the first milestone. The issuance of the remaining 115,385 shares was completed on March 16, 2017. The stock based compensation expense associated with the achievement of the second and third milestones totaled $591,000 and was recognized in the quarter ended September 30, 2016. No additional compensation expense was required with the March 16, 2017 issuance of the 115,385 common shares.

On February 1, 2015, the Company entered into a RSGA with its former Chief Financial Officer, intended to provide incentive to the former CFO to ensure certain economic performance of the Company. All shares issuable under the RSGA were performance-based shares and were valued as of the grant date at $4.21 per share. The RSGA provided for the issuance of up to 115,385 shares of the Company’s common stock provided certain milestones were met in certain stages as follows: a) If the Company’s aggregate net income from operations, for any trailing four (4) quarters equaled or exceeded $2 million, the Company would issue 38,462 shares of common stock; b) If the Company’s aggregate net income from operations, for any trailing four (4) quarters exceeded $3 million, the Company would issue 38,462 shares of common stock; c) If the Company’s aggregate net income from operations, for any trailing four (4) quarters exceeded $4 million, the Company would issue 38,461. As of September 30, 2016, the Company achieved each of the three milestones. During the quarter ended September 30, 2016 the Company issued 38,462 shares associated with the first milestone. The issuance of the remaining 76,723 shares was completed on March 16, 2017. The stock based compensation expense associated with the achievement of the second and third milestones totaled $324,000 and was recognized in the quarter ended September 30, 2016. No additional compensation expense was required with the March 16, 2017 issuance of the 76,923 common shares.

The total combined option and restricted stock compensation expense recognized, in the statement of operations, during the three months ended September 30, 2017 and 2016 was $299,000 and $3,902,000, respectively. The total combined option and restricted stock compensation expense recognized, in the statement of operations, during the first nine months of 2017 and 2016 was $833,000 and $5,764,000, respectively

Warrants

As of September 30, 2017, the Company had 2,997,000 common stock purchase warrants outstanding with an exercise price of $4.15 per share. The warrants have an issuance date of March 9, 2015 and expire on March 9, 2020.

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

Business Introduction / Overview

We provide photo voltaic (“PV”) based power systems for the agricultural, commercial, industrial (“ACI”), public works and residential markets in California, Nevada, Oregon and Washington. Through our operating subsidiaries, we design, arrange financing, integrate, install, and manage systems ranging in size from 2KW (kilowatt) for residential loads to multi MW (megawatt) systems for larger commercial or agricultural projects. Commercial installations have included office buildings, manufacturing plants, and warehouses. Agricultural facilities include farms, wineries, and dairies. The Company provides a full range of installation services to our solar energy customers including design, system engineering, procurement, permitting, construction, grid connection, warranty, system monitoring and maintenance.

For the first nine months of 2017, approximately sixty-seven percent (67%) of our revenue was generated from ACI customers. Approximately thirty-three percent (33%) of our revenue was from installations in the residential market.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2017 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2016

REVENUE AND COST OF GOODS SOLD

For the three months ended September 30, 2017, revenue for the Company increased 7.1% to $18,797,000 compared to $17,557,000 for the three months ended September 30, 2016. Cost of goods sold for the three months ended September 30, 2017, was 21.7% higher at $15,704,000 compared to $12,902,000 for the three months ended September 30, 2016.

Gross profit for the Company was $3,093,000 for the quarter ended September 30, 2017. This compares to $4,655,000 of gross profit for the same quarter of the prior year. The gross margin was 16.5% in the third quarter of 2017 compared to 26.5% in the same quarter of 2016. ACI jobs were 65% of revenues in the third quarter of 2017 compared to 57% of revenues in the same period the prior year. ACI projects are larger and generally have a lower estimated gross margin than residential projects. In addition, during the quarter, the costs incurred to complete several ACI projects exceeded the original cost estimates. The costs exceeding original estimates totaled approximately $1.3 million and have all been expensed. These costs, exceeding the prior estimates, to complete these projects had no corresponding revenue to offset their impact on the cost of goods sold. Revenue is only recognized up to 100% of the original project estimate. Any costs in excess of estimates are charged to cost of goods sold as incurred.

SELLING AND MARKETING EXPENSES

For the three months ended September 30, 2017, the Company had selling and marketing (S&M) expenses of $1,751,000 compared to $3,294,000 for the three months ended September 30, 2016. S&M expenses declined primarily due to decreases in media advertising expenses and personnel costs compared to the prior year. As a percentage of revenue, S&M expenses were 9.3% of third quarter revenues in 2017 compared to 18.8% in the third quarter of 2016. The disciplined and effective use of media advertising has been an emphasis for 2017 resulting in third quarter savings of approximately $602,000 compared to the same quarter in 2016.

GENERAL AND ADMINISTRATIVE EXPENSES

Total general and administrative (G&A) expenses were $2,641,000 for the three months ended September 30, 2017, compared to $3,092,000 for the three months ended September 30, 2016. As a percentage of revenue, G&A expenses decreased to 14.0% in the third quarter compared to 17.6% in the third quarter of 2016. Certain G&A expenses are fixed costs, which become a higher percentage of revenue when calculated based upon a lower revenue amount.

Operating expenses, excluding stock based compensation, for 2017 are expected to be stable or decrease compared to prior years as we continue to transition most back office functions to our corporate headquarters and make our operations consistent across our subsidiaries. We believe that the strategy of centralizing certain functions such as marketing, purchasing, supplier relations, accounting, human resources, and other basic functions help to support operations more effectively, and reduce the need to increase costs as revenues increase.

STOCK BASED COMPENSATION EXPENSES

During the three months ended September 30, 2017 we incurred $299,000 in total non-cash stock-based compensation expense compared to $3,902,000 for the same period in the prior year.

Approximately $41,800 of stock based compensation is for the August 31, 2016 grant of 250,000 restricted shares to our Chairman at the per share value at the date of grant of $2.90. This grant is being expensed on a straight-line basis over 52 months. For the three months ended September 30, 2016, $14,000 was expensed for this restricted stock grant.

Another $62,500 of stock based compensation is for the March 2017 grant of 500,000 restricted shares to our CEO at the per share value at the date of grant of $1.50. This grant is being expensed on a straight-line basis over 36 months.

Stock based compensation, excluding RSGAs, related to employee and director options totaled $195,000 and $136,000 for the three months ended September 30, 2017 and 2016, respectively. In the three months ended September 30, 2016, we recognized $3,752,000 in stock based compensation expense as a result of achieving the second and third milestones for the performance based RSGAs granted in 2014 and 2015.

NET LOSS BEFORE OTHER EXPENSES

Net loss before other (expenses) for the third quarter ended September 30, 2017, was $1,699,000 compared to a net loss before other expenses of $5,734,000 for the three months ended September 30, 2016. The increase year over year was primarily the result of lower stock based compensation and S&M expenses compared to the third quarter of 2016.

OTHER EXPENSES

Other (income) expenses were $260,000 for the three months ended September 30, 2017, compared to $351,000 for the three months ended September 30, 2016. In 2016, Delaware and California franchise taxes totaling $98,000 were accounted for as other expenses. Interest expense for the third quarter ended September 30, 2017, was $261,000 of which $236,000 was the non-cash debt discount amortization treated as interest for the same convertible promissory note. Prior year interest of $186,000 was primarily the non-cash debt discount amortization treated as interest for a convertible promissory note.

NET LOSS

The net loss for the three months ended September 30, 2017, was $1,959,000 compared to a net loss of $6,085,000 for the three months ended September 30, 2016. The decrease in net loss is primarily the result of stock based compensation being significantly lower in 2017 compared to 2016. Operating expenses have decreased but not enough to offset construction cost overruns and resulting lower gross margins for the quarter.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2016

REVENUE AND COST OF GOODS SOLD

For the nine months ended September 30, 2017, revenue declined 14.4% to $58,159,000 compared to $67,981,000 for the nine months ended September 30, 2016. Cost of goods sold for the nine months of 2017 was $45,554,000 or 78.3% of revenues, compared to $48,617,000 or 71.5% of revenues for the nine months of 2016.

Year to date 2017 gross profit was $12,605,000 or 21.7% of revenues compared to $19,365,000 or 28.5% for the comparable period of 2016. Revenues and operating performance for 2017 are impacted by delays in construction from both weather driven delays and from delays in receiving the necessary authorizations to begin construction. Gross margins are lower as a result of competitive pricing pressure and incurring construction cost overruns on several projects completed during the third quarter of 2017.

SELLING AND MARKETING EXPENSES

For the first nine months of 2017, the Company incurred S&M expenses of $5,291,000, compared to $9,139,000 for the nine months of 2016. The $3,848,000 decline is due primarily to decreases in media advertising and personnel expenses. As a percentage of revenues S&M expenses decreased to 9.1% of revenues in the nine months of 2017 compared to 13.4% in the nine months of 2016. A disciplined and effective use of media advertising has been an emphasis for 2017 resulting in year-to-date savings of approximately $1.9 million compared to the prior year. We continue to refine our specially-designed marketing efforts, third-party revenue generators, and tracking systems to attract new customers more cost effectively than in prior year periods.

GENERAL AND ADMINISTRATIVE EXPENSES

G&A expenses increased to $9,175,000 for the nine months ended September 30, 2017, compared to $8,842,000 for the nine months ended September 30, 2016. G&A expenses increased primarily due to additional facilities, personnel, and related benefits. As a percentage of revenue, G&A expenses increased to 15.8% of revenues during the first nine months of 2017 compared to 13.0% in the first nine months of 2016.

STOCK BASED COMPENSATION EXPENSES

During the first nine months of 2017, we incurred approximately $833,000 in non-cash stock compensation costs associated with RSGAs and stock options compared to $5,764,000 for the same period in the prior year. During the first nine months of 2016, $5,543,000 of stock based compensation expense was due to achieving the three milestones of the 2014 and 2015 Restricted Stock Grant Agreements.

NET LOSS BEFORE OTHER (EXPENSES)

Net loss before other expenses for the nine months ended September 30, 2017, was $3,002,000 compared to a net loss of $4,598,000 for the nine months of 2016. The $1,596,000 improvement in loss year over year is primarily the result of lower stock based compensation and S&M expenses in 2017 than the comparable period in 2016. These reductions in expenses were greater than the reduction in 2017 gross profit compared to 2016.

OTHER EXPENSES

Other expenses decreased to $43,000 for the first nine months of 2017, compared to $383,000 for the first nine months of 2016. Interest expense for the nine months ended September 30, 2017, increased to $752,000 from $739,000 for the first nine months of 2016. The increase in interest expense between years is primarily due to a full year of equipment financing in 2017 and interest paid on vendor accounts for extended payment terms. Included in the interest expense is the non-cash amortization of the debt discount for the acquisition convertible promissory note. The amortization of the debt discount totaled $657,000 for the first nine months of 2017 compared to $693,000 in the prior year period.

NET LOSS

Net loss for the first nine months of 2017, was $3,797,000 or $1,923,000 less than the 2016 net loss of $5,720,000 for the same period. The reduction in the loss in 2017 is the result of lower operating expenses and lower stock based compensation compared to 2016. Lower operating expenses in 2017 exceeded the decrease in gross profit caused by lower year-to-date installation revenues and construction cost overruns.

LIQUIDITY AND CAPITAL RESOURCES

We had $6,382,000 in unrestricted cash at September 30, 2017, as compared to $11,069,000 at December 31, 2016. We believe that the aggregate of our existing cash, in addition to the funds available under our Credit Agreements and funds expected to be generated from accounts receivable will be sufficient to meet our operating cash requirements for at least the next 12 months.

As of September 30, 2017, our working capital surplus was $7,331,000 compared to a working capital surplus of $9,877,000 at December 31, 2016.

Cash flow used in operating activities was $4,195,000 for the nine months of 2017, compared to $2,711,000 used in the first nine months of 2016. The cash used in operating activities during the first nine months of 2017 was primarily attributable to the operating loss for the period, higher restricted cash amounts, accounts receivable balances, inventories, and deposits on inventory purchases, higher costs in excess of billings, other current assets, and lower accounts payable and accrued expenses. This use of cash in the first nine months of the year is consistent with the seasonality of our business. The lower revenues and gross profit was driven by the construction delays and cost overruns on completed projects.

Net cash used in investing activities was $26,000 for the nine months ended September 30, 2017, compared to $644,000 used in the nine months ended September 30, 2016. Only minimal investment in property, plant and equipment was required during the first nine months of the year. During the first nine months of 2016, we spent $644,000 for the construction of a retail design center/showroom in Roseville, California, to support residential sales and the purchase of two pile drivers, and an automatic panel washing machine with trailer for larger ground mount systems.

Net cash used in financing activities during the first nine months of 2017 was $466,000 for principal payments for convertible debt, equipment notes and capital leases. In 2016, we used $2,024,000 in net cash to repay the revolving line of credit draw temporarily drawn upon at the end of 2015.

On December 31, 2015, we entered into a $2.5 million Credit Facility with JPMorgan Chase Bank, N.A. Availability under the Credit Facility is a Line of Credit with a Letter of Credit Sublimit up to $2.5 million. The Company had zero outstanding at September 30, 2017 and December 31, 2016 under the Credit Facility. The Credit Facility matures on November 30, 2017, but may be cancelled at any time by the Company. Loans are secured by a security interest in the Company’s account held with the Lender. Interest on any unpaid balance accrues at the Prime Rate; provided that, on any given day, shall not be less than the Adjusted One Month LIBOR rate. Until the maturity date, the Company shall pay monthly interest only. While we currently generate sufficient cash to meet our operating cash requirements, we have the ability to access cash under the credit facility should our management determine to do so.

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

Based upon our evaluation, the CEO/CFO concluded that our disclosure controls and procedures as of September 30, 2017 were not effective, for the same reasons as previously disclosed under item 9A “Control and Procedures” in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Changes in Internal Control Over Financial Reporting

Processes to strengthen and improve the Company’s internal control over financial reporting (as defined in Rule 13a-15f of the Exchange Act) continue to be implemented during the period ended September 30, 2017. While material improvement in internal controls is required as disclosed in our Form 10K filed for the year ended December 31, 2016, these improvements are ongoing. Improvements to date include revisions to information reporting systems and the processes to capture, verify, process and report operating results.

We have not made a change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Roseville, State of California, on November 14, 2017.

Sunworks, Inc.

Date: November 14, 2017	By:	/s/ Charles F. Cargile
Charles F. Cargile, Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2017	By:	/s/ Paul C. McDonnel
Paul C. McDonnel, Chief Financial Officer
(Principal Financial Officer)

