Form 10-K
period 2017-12-31
Sunworks, Inc.
filed 2018-03-28
CIK 1172631

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
[X]	Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the fiscal year ended December 31, 2017

OR

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from __________ to __________

Commission File No. 001-36868

SUNWORKS, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	01-0592299
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1030 Winding Creek Road, Suite 100 Roseville, CA	95678
(Address of principal executive office)	(Zip Code)

Registrant’s telephone number, including area code (916) 409-6900

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, Par Value $0.001 (Title of class)	The NASDAQ Stock Market LLC (Name of exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and, (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein and, will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the common stock held by non-affiliates as of June 30, 2017 was $33.7 million.

The outstanding number of shares of common stock as of March 28, 2018 was 23,150,930.

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

These risks and uncertainties include but are not limited to:

●	our limited operating history;
●	our ability to raise additional capital to meet our objectives;
●	our ability to compete in the solar power industry;
●	our ability to sell solar power systems;
●	our ability to arrange financing for our customers;
●	government incentive programs related to solar energy;
●	our ability to increase the size of our company and manage growth;
●	our ability to acquire and integrate other businesses;
●	disruptions to our supply chain from protective tariffs on imported components, supply shortages and/or fluctuations in pricing;
●	our ability or inability to attract and/or retain competent employees;
●	relationships with employees, consultants, customers, and suppliers; and
●	the concentration of our business in one industry in limited geographic areas.

In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology.

These statements are subject to business and economic risk and reflect management’s current expectations and involve subjects that are inherently uncertain and difficult to predict. Actual events or results may differ materially. Moreover, neither we nor any other person assumes responsibility for the accuracy or completeness of these statements. We are under no duty to update any of the forward-looking statements after the date of this annual report to conform these statements to actual results.

Business Introduction/Summary

References herein to “we,” “us,” “Sunworks,” and “the Company” are to Sunworks, Inc. and its wholly-owned subsidiaries Sunworks United, Inc. (“Sunworks United”), MD Energy, Inc. (“MD Energy”), and Elite Solar Acquisition Sub, Inc. (“Elite Solar”).

We provide photovoltaic (“PV”) based power systems for the agricultural, commercial, industrial, public works, and residential markets in California, Nevada, Oregon, and Washington. We have direct sales and/or operations personnel in California, Florida, Massachusetts, Nevada, Oregon, and Texas. Through our operating subsidiaries, we design, arrange financing, integrate, install, and manage systems ranging in size from 2kW (kilowatt) for residential loads to multi MW (megawatt) systems for larger commercial and public works projects. Commercial installations have included installations at office buildings, manufacturing plants, warehouses, churches, and agricultural facilities such as farms, wineries, and dairies. Public works installations have included school districts, local municipalities, federal facilities and higher education institutions. The Company provides a full range of installation services to our solar energy customers including design, system engineering, procurement, permitting, construction, grid connection, warranty, system monitoring and maintenance.

We installed 877 residential systems in 2017 in California, Oregon, Washington and Nevada with approximately 6.4 MW of capacity. In 2016, we installed 976 residential systems in California, Oregon and Nevada with approximately 6.8 MW of capacity.

We currently operate in one segment based upon our organizational structure and the way in which our operations are managed and evaluated. Approximately 68% of our 2017 revenue was from sales to the commercial market, including the agricultural market and public works, and approximately 32% of our revenue was from sales to the residential market. Approximately 67% of our 2016 revenue was from sales to the commercial market, including the agricultural market and public works, and approximately 33% of our revenue was from sales to the residential market.

Strategy

Our strategy for near-term growth is focused on organic growth through continued expansion in California augmented by growth in other U.S. geographies. In addition, in 2017 we experienced success by winning new projects with public works customers and national commercial accounts. In the longer-term, we believe that the competitors in the solar industry will consolidate and that we will be able to enhance our growth and scale through accretive acquisitions. With scalable administrative and operational infrastructure in place, we believe our current approach for organic growth will lead to increased profitability and positive cash generation. We anticipate taking advantage of the long-term growth in the solar market as well as gaining market share relative to competitors.

In our residential business, we have expanded our methods of acquiring customers to include collaborating with third party residential sales companies. We believe that the scarce resource in the residential solar industry is quality, economic installations in which customers can trust. We provide outstanding operations and customer support, which have driven substantial demand for our branded installations. The result is that our sales partners can sell with confidence knowing that they are backed by installation and operations on which they can rely. Our relationships with strong residential sales organizations is enhanced by our small team of in-house direct sales personnel and our effective referral business through our “Power Pay Plan”.

Company Operations

Employees

We employ a total of approximately 209 full-time employees. We may also utilize outside subcontractors to assist with installing solar systems for our commercial and residential customers. Our direct installation labor is a combination of employees and contract labor.

Sales and Marketing

We have approximately 39 employees primarily focused on sales, sales support and marketing in California, Florida, Massachusetts, Nevada, Oregon, and Texas.

In 2017 we began to partner with independent residential solar sales companies and reduced our in-house residential sales headcount. We also benefitted from the implementation of our Power Pay application. With Power Pay, anyone who registers and is responsible for generating a new sale receives a referral fee.

In 2016 we made a significant investment in residential customer acquisition. This aggressive approach included increases in media and direct advertising. The residential sales approach included the creation and staffing of a call center to support direct sales personnel for residential systems. In a matter of months, it was determined that the two-pronged residential sales approach of increasing the media advertising spend and staffing a call center was not cost effective and was discontinued.

We now work more with third-party sales originators to generate most of our residential customer installations and mitigate the fixed costs and financial risk of maintaining our own direct sales force.

We have an advantage in the commercial solar market given our extensive contact list, resulting from our experience in the commercial and industrial construction market, which provides access to customers. Through our network of vendors, participation in variety of industry trade associations and independent sales consultants, we now have a growing list of repeat clients, as well as an active and loyal referral network.

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

Suppliers

We purchase solar panels, inverters and materials directly from multiple manufacturers and through distributors. We intend to further coordinate purchases and optimize supply relationships to realize the advantages of greater scale.

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

We also utilize strategic companies with subcontractors for electrical installations, for racking and solar panel installations, as well as numerous subcontractors for grading, landscaping, and construction for our large agricultural, commercial, and industrial customers.

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

Even with controlling every aspect of the installation process, the ability to perform on a contract is subject to limitations. There remain jurisdictional approval processes outside our immediate control including, but not limited to, city, county, state or Federal government or one of its agencies. Other aspects outside of our direct control include approvals from various utility companies and weather conditions.

After-Sales Support

It is our intent to provide continuing operation and maintenance services for our installed residential and commercial PV system. We provide extended factory equipment technical support and act as a service liaison using our proprietary knowledge, technology, and solar electric energy engineering staff. We do this through a 25 Year Limited Workmanship Warranty and Operations and Maintenance Program, which among other things provides a service and technical support line to our customers. We generally respond to our job site related issues within 24 hours and offer assistance as long as required to maintain customer satisfaction. Our price to customers includes this warranty, which is includes the pass through of various manufacturers’ warranties.

Facilities

We maintain sales and installation offices in Roseville, Rocklin, Durham, Campbell (San Jose), Tulare, Palm Springs, and Rancho Cucamonga, California, in Reno, Nevada, and in White City, Oregon. We lease all of our offices and facilities.

Customers

Currently, the majority of our revenue comes from installations in California and Nevada with a small amount in Oregon and Washington. Approximately 68% of our sales in 2017 were in the commercial/agricultural market, up from 67% in 2016. Approximately 32% of revenues was generated by residential installations, down from 33% in 2016. We expect that these percentages will vary from year to year.

We install systems for the commercial market, which includes offerings to agricultural customers, and for public works projects. We define small commercial and public works projects as the installation of systems under 100kW, whereas large projects involve the installation of systems greater than 100kW. Solar projects have received limited financing from traditional lending sources, but we are encouraged by municipal PACE programs in California which have drawn funding sources such as Ygrene and California First into the financing of energy projects. Public works projects are frequently financed through various PPA arrangements. Cycle times vary from twenty weeks to more than a year, which is a common cycle for commercial and public works projects. Larger projects typically have a longer cycle time than smaller projects. Agricultural system sizes vary significantly within this sector and can range from 10kW to multiple megawatts. Agricultural loans to farmers and tax-oriented leases are the primary funding sources within the industry. Similar to commercial installations, cycle times for agricultural projects may commonly range from twenty weeks to more than a year depending upon the authority having jurisdiction, the existing utility infrastructure and the various approvals required.

Our residential operations address the needs of property owners installing systems typically smaller than 20kW. The typical residential system installed is about 7kW with an average cycle time of 45 days. We facilitate purchase or lease financing and offer product options to fit the specific needs of each customer.

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

Seasonality

Our revenue is largely impacted by seasonal weather patterns. In addition, some customers push to complete projects by the end of a calendar year to realize the benefits of available subsidy programs prior to year-end. The first quarter in California often has rain, which also reduces our ability to install and recognize revenues in that quarter relative to the remainder of the year.

Technology and Intellectual Property

Generally, the solar installation business is not dependent on intellectual property.

Government Regulation and Incentives

Government Regulation

We are not regulated as a public utility in the United States under applicable national, state or other local regulatory regimes where we conduct business.

To operate our systems, we obtain interconnection permission from the applicable local primary electric utility. Depending on the size of the solar energy system and local law requirements, interconnection permission is provided by the local utility and us and/or our customer. In almost all cases, interconnection permissions are issued on the basis of a standard process that has been pre-approved by the local public utility commission or other regulatory body with jurisdiction over net metering procedures. As such, no additional regulatory approvals are required once interconnection permission is given.

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

The Federal government currently offers a 30% Investment Tax Credit (“ITC”) under Section 48(a) of the Internal Revenue Code, or the ITC, for the installation of certain solar power facilities until December 31, 2019, after which it will fall to 26% in 2020, 22% in 2021 and 10% in 2022.

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

Many states also have adopted procurement requirements for renewable energy production that requires regulated utilities to procure a specified percentage of total electricity delivered to customers in the State from eligible renewable energy sources, such as solar energy systems, by a specified date.

Corporate History

We were originally incorporated in Delaware on January 30, 2002 as MachineTalker, Inc. In July 2010, we changed our company name to Solar3D, Inc. On January 31, 2014, we acquired 100% of the stock of Solar United Network, Inc., a California corporation. On March 2, 2015, we acquired MD Energy. On December 1, 2015, we acquired Plan B through a merger of Plan B Enterprises, Inc. into our wholly owned subsidiary, Elite Solar Acquisition Sub., Inc. On March 1, 2016 we changed our name to Sunworks, Inc. with simultaneous NASDAQ stock symbol change from SLTD to SUNW.

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

Although we were formed in January 2002, we did not begin selling solar systems until we acquired Solar United Network, Inc. in January 2014. We acquired MD Energy in March 2015 and Plan B Enterprises in December 2015. Management believes that our success will depend in large part on our ability to continue to successfully sell solar systems in California and other states against determined competition, and to consummate synergistic acquisitions. We cannot assure that we will operate profitably or that we will have adequate working capital to meet our obligations as they become due.

We discovered a material weakness in our disclosure controls and procedures and internal control over financial reporting.

As discussed in Item 9A, as part of our 2017 evaluation of internal control over financial reporting, our management identified control deficiencies and the need for a stronger internal controls environment relating to revenue activities. The ineffectiveness of the design, implementation and operation of the controls surrounding these matters creates a reasonable possibility that a material misstatement to the consolidated financial statements would not be prevented or detected on a timely basis. Accordingly, our management concluded that this deficiency represents a material weakness in our internal control over financial reporting as of December 31, 2017. Although we have taken significant steps to remediate this weakness, we can give no assurance yet that all the measures we have taken will on a permanent and sustainable basis remediate the material weaknesses in our disclosure controls and procedures or that any other material weaknesses or restatements of financial results will not arise in the future.

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

So long as we are either an emerging growth company or a smaller reporting company, we are exempt from Section 404(b) of Sarbanes-Oxley, which requires an independent registered public accounting firm to attest to our management’s assessment of internal control over the effectiveness of our internal controls over financial reporting. If we are neither an emerging growth company nor a smaller reporting company, our independent registered public accounting firm will be required to attest on our management’s assessment of internal control over the effectiveness of our internal controls over financial reporting. This may cause us to incur additional costs related to auditing and also the examination, investigation, and report on internal controls.

We have incurred significant losses since inception.

We had an accumulated deficit of $56,365,000 and $49,143,000 on December 31, 2017 and December 31, 2016, respectively. We incurred operating losses from our inception until 2017. We may be profitable as we consolidate our corporate infrastructure and continue to increase our installation revenues. However, there can be no assurances that these actions will result in profitability. We are subject to all risks incidental to the sales and development of new solar energy revenues, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business.

We may require substantial additional funding which may not be available to us on acceptable terms, or at all. If we fail to raise the necessary additional capital, we may be unable to achieve growth of our operations.

Our operations have consumed substantial amounts of cash since inception. In order to grow our operations, we may increase our spending to fund our operating expenses and capital expenditures.

We cannot be certain that additional funding will be available on acceptable terms, or at all. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us we may have to significantly delay, scale back or discontinue our organic growth or corporate acquisitions. Any of these events could significantly harm our business, financial condition, and strategy.

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

Our inability to raise capital when needed could harm our business, financial condition and results of operations, and could cause our stock price to decline or require that we cease operations.

Risks Related to Our Business and Industry

A material reduction in the retail price of traditional utility generated electricity or electricity from other sources could harm our business, financial condition, results of operations and prospects.

We believe that a significant number of our customers decide to buy solar energy because they want to pay less for electricity than what is offered by the traditional utilities. However, distributed residential solar energy has yet to achieve broad market adoption as evidenced by the fact that distributed solar has penetrated less than 3% of its total addressable market in the U.S. residential sector.

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

In addition, any changes to government or internal utility regulations and policies that favor electric utilities could reduce our competitiveness and cause a significant reduction in demand for our products and services. For example, certain jurisdictions have proposed assessing fees on customers purchasing energy from solar energy systems or imposing a new charge that would disproportionately impact solar energy system customers who utilize net metering, either of which would increase the cost of energy to those customers and could reduce demand for our solar energy systems. It is possible charges could be imposed on not just future customers but our existing customers, causing a potentially significant consumer relations problem and harming our reputation and business. Due to the concentration of our business in California, any such changes in these markets would be particularly harmful to our business, results of operations, and future growth.

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

U.S. federal, state and local government bodies provide incentives to end users, distributors, system integrators and manufacturers of solar energy systems to promote solar electricity in the form of rebates, tax credits and other financial incentives such as system performance payments and payments for renewable energy credits associated with renewable energy generation. These governmental rebates, tax credits and other financial incentives enhance the return on investment for our customers and incent them to purchase solar systems. These incentives enable us to lower the price we charge customers for energy and for our solar energy systems. However, these incentives may expire on a particular date, end when the allocated funding is exhausted, or be reduced or terminated as solar energy adoption rates increase. These reductions or terminations often occur without warning.

Reductions in, or eliminations or expirations of, governmental incentives could adversely impact our results of operations and our ability to compete in our industry, causing us to increase the prices of our solar energy systems, and reducing the size of our addressable market. In addition, this would adversely impact our ability to attract investment partners and to form new financing funds and our ability to offer attractive financing to prospective customers.

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

U.S. Treasury grants are no longer available for new solar energy systems. Changes in existing law and interpretations by the Internal Revenue Service and the courts could reduce the willingness of funding sources to provide funds to customers of these solar energy systems. We cannot assure you that this type of financing will be available to our customers. If, for any reason, we are unable to find financing for solar energy systems, we may no longer be able to provide solar energy systems to new customers on an economically viable basis. This would have a material adverse effect on our business, financial condition, and results of operations.

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

As a result, an increase in interest rates may negatively affect our costs and reduce our revenues, which would have an adverse effect on our business, financial condition, and results of operations.

Our inability to arrange financing could hurt our future business.

On a global scale, we also compete, on a cost basis, with traditional utilities that supply electricity to our potential customers and with companies that are not regulated like traditional utilities but that have access to the traditional utility electricity transmission and distribution infrastructure pursuant to state and local pro-competitive and consumer choice policies. Our advantage over traditional utilities is that we offer customers the opportunity to create their own electricity and detach from the traditional electrical grid. To offer customers this opportunity, we often have to arrange financing for our customers as solar projects have received limited financing from traditional lending sources. Our objective is to arrange the most flexible terms that meet the needs and wants of the customer. Although we do not provide financing ourselves, we have relationships to arrange financing with numerous private and public sources, including PACE (Property Assessed Clean Energy) Programs, which are programs that involve both municipal governments and private financing companies that allows property owners to receive upfront funding for renewable energy projects, and Farm Credit financing offered by a network of lending institutions. Our inability to arrange financing through these or other sources could adversely affect our business and results of operations.

If we cannot compete successfully against other solar and energy companies, we may not be successful in developing our operations and our business may suffer.

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

If we are unable to complete in the market, it will have an adverse effect on our business, financial condition, and results of operations.

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

As of December 31, 2017, a vast majority of our total installations were in California, Nevada, Oregon and Washington. We maintain offices in California, Oregon, and Nevada. We expect our near-term future growth to occur in California, Florida, Oregon, Massachusetts, Nevada, Texas, and Washington, and to further expand our customer base and operational infrastructure. Accordingly, our business and results of operations are particularly susceptible to adverse economic, regulatory, political, weather and other conditions in such markets and in other markets that may become similarly concentrated.

Substantially all of our business is conducted primarily using direct-selling and channel partners.

While we are in the process of evaluating different distribution channels, currently substantially all of our business is conducted using direct selling or channel partners. We compete against companies that sell solar energy systems to customers through a number of distribution channels, including homebuilders, home improvement stores, large construction, electrical and roofing companies and other third parties and companies that access customers through relationships with third parties in addition to other direct-selling companies. Our limited distribution channel may place us at a disadvantage with consumers who prefer to purchase products through these other distribution channels. Additionally, we are vulnerable to changes in laws related to direct marketing as regulations have limited unsolicited residential sales calls and may impose additional restrictions. If additional laws affecting direct marketing are passed in the markets in which we operate, it could take time to train our sales force to comply with such laws, and we may be exposed to fines or other penalties for violations of such laws. If we fail to compete effectively through our selling efforts or are not successful in executing our strategy to sell our solar energy systems through other channels, our financial condition, results of operations, and growth prospects will be adversely affected.

If we are unable to retain and recruit qualified technicians and advisors, or if our key executives, key employees or consultants discontinue their employment or consulting relationship with us, it may delay our development efforts or otherwise harm our business.

We may not be able to attract or retain qualified management or technical personnel in the future due to the intense competition for qualified personnel among solar, energy, and other businesses. Our industry has experienced a high rate of turnover of management personnel in recent years. If we are not able to attract, retain, and motivate necessary personnel to accomplish our business objectives, we may experience constraints that will significantly impede the successful development of any product candidates, our ability to raise additional capital, and our ability to implement our overall business strategy.

We are highly dependent on members of our management and technical staff. Our success also depends on our ability to continue to attract, retain and motivate highly skilled junior, mid-level, and senior managers as well as junior, mid-level, and senior technical personnel. The loss of any of our executive officers, key employees, or consultants and our inability to find suitable replacements could potentially harm our business, financial condition, and prospects. We may be unable to attract and retain personnel on acceptable terms given the competition among solar and energy companies. Certain of our current officers, directors, and/or consultants hereafter appointed may from time to time serve as officers, directors, scientific advisors, and/or consultants of other solar and energy companies. We do not maintain “key man” insurance policies on any of our officers or employees. Other than certain members of our senior management team, all of our employees are employed “at will” and, therefore, each employee may leave our employment and join a competitor at any time.

We plan to grant stock options, restricted stock grants, or other forms of equity awards in the future as a method of attracting and retaining employees, motivating performance, and aligning the interests of employees with those of our shareholders. If we are unable to implement and maintain equity compensation arrangements that provide sufficient incentives, we may be unable to retain our existing employees and attract additional qualified candidates. If we are unable to retain our existing employees and attract additional qualified candidates, our business and results of operations could be adversely affected.

The execution of our business plan and development strategy may be seriously harmed if integration of our senior management team is not successful.

As we continue to grow and acquire new businesses we may experience significant changes in our senior management team. Failure to integrate the Board and senior management teams may negatively affect the operations of our business.

We may not successfully implement our business model.

Our business model is predicated on our ability to provide solar systems at a profit, and through organic growth, geographic expansion, and strategic acquisitions. We intend to continue to operate as we have previously with sourcing and marketing methods that we have used successfully in the past. However, we cannot assure that our methods will continue to attract new customers nor that we can maintain the same profitability in the very competitive solar systems marketplace.

In the event our customers resist paying the prices projected in our business plan to purchase solar installations, our business, financial condition, and results of operations will be materially and adversely affected.

We may not be able to effectively manage our growth.

Our future growth, if any, may cause a significant strain on our management and our operational, financial, and other resources. Our ability to manage our growth effectively will require us to implement and improve our operational, financial, and management systems and to expand, train, manage, and motivate our employees. These demands may require the hiring of additional management personnel and the development of additional expertise by management. Any increase in resources used without a corresponding increase in our operational, financial, and management systems could have a material adverse effect on our business, financial condition, and results of operations.

We may not realize the anticipated benefits of past or future acquisitions, and integration of these acquisitions may disrupt our business and management.

We acquired Solar United Network, Inc. in January 2014 and completed our acquisition of MD Energy in March 2015 and merger with Elite Solar in December 2015. Our growth strategy is dependent on the success of these three acquisitions, and in the future, we may acquire additional companies, project pipelines, products or technologies or enter into joint ventures or other strategic initiatives. We may not realize the anticipated benefits of this acquisition or any other future acquisition, and any acquisition has numerous risks. These risks include the following:

●	difficulty in assimilating the operations and personnel of the acquired company;
●	difficulty in effectively integrating the acquired technologies or products with our current technologies;
●	difficulty in maintaining controls, procedures and policies during the transition and integration;
●	disruption of our ongoing business and distraction of our management and employees from other opportunities and challenges due to integration issues;
●	difficulty integrating the acquired company’s accounting, management information, and other administrative systems;
●	inability to retain key technical and managerial personnel of the acquired business;
●	inability to retain key customers, vendors, and other business partners of the acquired business;
●	inability to achieve the financial and strategic goals for the acquired and combined businesses;
●	incurring acquisition-related costs or amortization costs for acquired intangible assets that could impact our operating results;
●	potential failure of the due diligence processes to identify significant issues with product quality, intellectual property infringement, and other legal and financial liabilities, among other things;
●	potential inability to assert that internal controls over financial reporting are effective; and
●	potential inability to obtain, or obtain in a timely manner, approvals from governmental authorities, which could delay or prevent such acquisitions.

Mergers and acquisitions of companies are inherently risky and, if we do not complete the integration of acquired businesses successfully and in a timely manner, we may not realize the anticipated benefits of the acquisitions to the extent anticipated, which could adversely affect our business, financial condition, or results of operations.

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

We may be subject to claims or liabilities arising from the ownership or operation of acquired businesses for the periods prior to our acquisition of them, including environmental, employee-related, and other liabilities and claims not covered by insurance. These claims or liabilities could be significant. Our ability to seek indemnification from the former owners of our acquired businesses for these claims or liabilities may be limited by various factors, including the specific time, monetary or other limitations contained in the respective acquisition agreements and the financial ability of the former owners to satisfy our indemnification claims. In addition, insurance companies may be unwilling to cover claims that have arisen from acquired businesses or locations, or claims may exceed the coverage limits that our acquired businesses had in effect prior to the date of acquisition. If we are unable to successfully obtain insurance coverage of third-party claims or enforce our indemnification rights against the former owners, or if the former owners are unable to satisfy their obligations for any reason, including because of their current financial position, we could be held liable for the costs or obligations associated with such claims or liabilities, which could adversely affect our financial condition and results of operations.

With respect to providing electricity on a price-competitive basis, solar systems face competition from traditional regulated electric utilities, from less-regulated third party energy service providers and from new renewable energy companies.

The solar energy and renewable energy industries are both highly competitive and continually evolving as participants strive to distinguish themselves within their markets and compete with large traditional utilities. We believe that our primary competitors are the traditional utilities that supply electricity to our potential customers. Traditional utilities generally have substantially greater financial, technical, operational and other resources than we do. As a result, these competitors may be able to devote more resources to the research, development, promotion, and sale of their products or respond more quickly to evolving industry standards and changes in market conditions than we can. Traditional utilities could also offer other value-added products or services that could help them to compete with us even if the cost of electricity they offer is higher than ours. In addition, a majority of utilities’ sources of electricity is non-solar, which may allow utilities to sell electricity more cheaply than electricity generated by our solar energy systems.

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

Due to the limited number of suppliers in our industry, the acquisition of any of these suppliers by a competitor or any shortage, delay, price change, imposition of tariffs or duties or other limitation in our ability to obtain components or technologies we use could result in sales and installation delays, cancellations, and loss of market share.

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

There have also been periods of industry-wide shortages of key components, including solar panels, in times of industry disruption. The manufacturing infrastructure for some of these components has a long lead-time, requires significant capital investment and relies on the continued availability of key commodity materials, potentially resulting in an inability to meet demand for these components. The solar industry is frequently experiencing significant disruption and, as a result, shortages of key components, including solar panels, may be more likely to occur, which in turn may result in price increases for such components. Even if industry-wide shortages do not occur, suppliers may decide to allocate key components with high demand or insufficient production capacity to more profitable customers, customers with long-term supply agreements or customers other than us and our supply of such components may be reduced as a result.

Typically, we purchase the components for our solar energy systems on an as-needed basis and do not operate under long-term supply agreements. The vast majority of our purchases are denominated in U.S. dollars. Since our revenue is also generated in U.S. dollars we are mostly insulated from currency fluctuations. However, since our suppliers often incur a significant amount of their costs by purchasing raw materials and generating operating expenses in foreign currencies, if the value of the U.S. dollar depreciates significantly or for a prolonged period of time against these other currencies this may cause our suppliers to raise the prices they charge us, which could harm our financial results. Since we purchase most of the solar photovoltaic modules we use from China, we are particularly exposed to exchange rate risk from increases in the value of the Chinese Renminbi. Any supply shortages, delays, price changes or other limitation in our ability to obtain components or technologies we use could limit our growth, cause cancellations or adversely affect our profitability, and result in loss of market share and damage to our brand.

Our business has benefited from the declining cost of solar panels, and our financial results may be harmed now that the cost of solar panels has stabilized and could increase in the future, due to increases in the cost of solar panels and tariffs on imported solar panels imposed by the U.S. government.

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

On January 23, 2018, The U.S. government imposed a protective tariff on solar panel components. The U.S. Trade Representative (“USTR”) released the following terms of the tariff:

	Year 1	Year 2	Year 3	Year 4
Safeguard Tariff on Modules and Cells	30%	25%	20%	15%
Cells Exempted from Tariff	2.5 gigawatts	2.5 gigawatts	2.5 gigawatts	2.5 gigawatts

As indicated in the terms, the tariff will not apply to the first 2.5 gigawatts of solar cells imported in each of the four years. Panels imported from China and Taiwan previously were subject to tariffs from a 2012 solar trade case. The current tariff applies to all countries.

As a result of the protective tariffs, and if additional tariffs are imposed or other disruptions to the supply chain occur, our ability to purchase these products on competitive terms or to access specialized technologies from those countries could be limited. Any of those events could harm our financial results by requiring us to account for the cost of trade penalties or to purchase solar panels or other system components from alternative, higher-priced sources.

We act as the licensed general contractor for our customers and are subject to risks associated with construction, cost overruns, delays, regulatory compliance and other contingencies, any of which could have a material adverse effect on our business and results of operations.

We are a licensed contractor. We are normally the general contractor, electrician, construction manager, and installer for our solar energy systems. We may be liable to customers for any damage we cause to their home, belongings or property during the installation of our systems. For example, we penetrate our customers’ roofs during the installation process and may incur liability for the failure to adequately weatherproof such penetrations following the completion of installation of solar energy systems. In addition, because the solar energy systems we deploy are high-voltage energy systems, we may incur liability for the failure to comply with electrical standards and manufacturer recommendations. Because our profit on a particular installation is based in part on assumptions as to the cost of such project, cost overruns, delays, or other execution issues may cause us to not achieve our expected results or cover our costs for that project.

In addition, the installation of solar energy systems is subject to oversight and regulation in accordance with national, state, and local laws and ordinances relating to building, fire and electrical codes, safety, environmental protection, utility interconnection and metering, and related matters. We also rely on certain of our employees to maintain professional licenses in many of the jurisdictions in which we operate, and our failure to employ properly licensed personnel could adversely affect our licensing status in those jurisdictions. It is difficult and costly to track the requirements of every authority having jurisdiction over our operations and our solar energy systems. Any new government regulations or utility policies pertaining to our systems, or changes to existing government regulations or utility policies pertaining to our systems, may result in significant additional expenses to us and our customers and, as a result, could cause a significant reduction in demand for our systems.

Compliance with occupational safety and health requirements and best practices can be costly, and noncompliance with such requirements may result in potentially significant monetary penalties, operational delays, and adverse publicity.

The installation of solar energy systems requires our employees to work at heights with complicated and potentially dangerous electrical systems. The evaluation and modification of buildings as part of the installation process requires our employees to work in locations that may contain potentially dangerous levels of asbestos, lead, mold or other materials known or believed to be hazardous to human health. We also maintain a fleet of trucks and other vehicles to support our installers and operations. There is substantial risk of serious injury or death if proper safety procedures are not followed. Our operations are subject to regulation under the U.S. Occupational Safety and Health Act, or OSHA, the U.S. Department of Transportation, or DOT, and equivalent state laws. Changes to OSHA or DOT requirements, or stricter interpretation or enforcement of existing laws or regulations, could result in increased costs. If we fail to comply with applicable OSHA regulations, even if no work-related serious injury or death occurs, we may be subject to civil or criminal enforcement and be required to pay substantial penalties, incur significant capital expenditures or suspend or limit operations. While we have not experienced a high level of injuries to date, high injury rates could expose us to increased liability. In the past, we have had workplace accidents and received citations from OSHA regulators for alleged safety violations, resulting in fines. Any such accidents, citations, violations, injuries or failure to comply with industry best practices may subject us to adverse publicity, damage our reputation and competitive position and adversely affect our business.

Problems with product quality or performance may cause us to incur warranty expenses, damage our market reputation, and prevent us from maintaining or increasing our market share.

If our products fail to perform as expected while under warranty, or if we are unable to support the warranties, sales of our products may be adversely affected, or our costs may increase, and our business, results of operations, and financial condition could be materially and adversely affected.

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

Our business focuses on contracts and transactions with residential customers. We must comply with numerous federal, state, and local laws and regulations that govern matters relating to our interactions with residential consumers, including those pertaining to privacy and data security, consumer financial and credit transactions, home improvement contracts, warranties, and door-to-door solicitation. These laws and regulations are dynamic and subject to potentially differing interpretations, and various federal, state and local legislative and regulatory bodies may expand current laws or regulations, or enact new laws and regulations, regarding these matters. Changes in these laws or regulations or their interpretation could dramatically affect how we do business, acquire customers, and manage and use information we collect from and about current and prospective customers and the costs associated therewith. We strive to comply with all applicable laws and regulations relating to our interactions with residential customers. It is possible, however, that these requirements may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. Our non-compliance with any such law or regulations could also expose the company to claims, proceedings, litigation and investigations by private parties and regulatory authorities, as well as substantial fines and negative publicity, each of which may materially and adversely affect our business. We have incurred, and will continue to incur, significant expenses to comply with such laws and regulations, and increased regulation of matters relating to our interactions with residential consumers could require us to modify our operations and incur significant additional expenses, which could have an adverse effect on our business, financial condition and results of operations.

If we experience a significant disruption in our information technology systems or if we fail to implement new systems and software successfully, our business could be adversely affected.

We depend on information systems throughout our company to process orders, manage inventory, process and bill shipments and collect cash from our customers, respond to customer inquiries, contribute to our overall internal control processes, maintain records of our property, plant and equipment, and record and pay amounts due vendors and other creditors. If we were to experience a prolonged disruption in our information systems that involve interactions with customers and suppliers, it could result in the loss of sales and customers and/or increased costs, which could adversely affect our overall business operation.

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

Risks Relating to our Common Stock

Trading in our stock has been modest. Therefore, investors may not be able to sell as much stock as they want at prevailing prices. Moreover, modest volume can increase stock price volatility.

Because there is a limited trading in our common stock, it may be difficult for investors to sell or buy substantial quantities of shares in the public market at any given time at prevailing prices. Moreover, the market price for shares of our common stock may be made more volatile because of the relatively low volume of trading in our common stock. When trading volume is low, significant price movement can be caused trading a relatively small number of shares.

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

The market prices for securities of solar and energy companies have historically been highly volatile, and the market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. The market price of our common stock may fluctuate significantly in response to numerous factors, some of which are beyond our control, such as:

●	adverse regulatory decisions;
●	changes in laws or regulations applicable to our products or services;
●	legal disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our product candidates, and the results of any proceedings or lawsuits, including patent or shareholder litigation;
●	our dependence on third parties;
●	announcements of the introduction of new products by our competitors;
●	market conditions in the solar and energy sectors;
●	announcements concerning product development results or intellectual property rights of others;
●	future issuances of common stock or other securities;
●	the addition or departure of key personnel;
●	failure to meet or exceed any financial guidance or expectations that we may provide to the public;
●	actual or anticipated variations in quarterly operating results;
●	our failure to meet or exceed the estimates and projections of the investment community;
●	overall performance of the equity markets and other factors that may be unrelated to our operating performance or the operating performance of our competitors, including changes in market valuations of similar companies;
●	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;
●	issuances of debt or equity securities;
●	sales of our common stock by us or our shareholders in the future;
●	trading volume of our common stock;
●	ineffectiveness of our internal controls;
●	publication of research reports about us or our industry or positive or negative recommendations or withdrawal of research coverage by securities analysts;
●	general political and economic conditions;
●	effects of natural or man-made catastrophic events; and,
●	other events or factors, many of which are beyond our control.

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

Sales of a substantial number of shares of our common stock in the public market could cause the market price of our common stock to decline. A substantial majority of the outstanding shares of our common stock and exercisable options and warrants are freely tradable without restriction or further registration under the Securities Act of 1933, as amended. Because the warrants are exercisable into our common stock, volatility or a reduction in the market price of our common stock could have an adverse effect on the market price of the warrants.

If securities analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.

The trading market for our common stock depends in part on the research and reports that securities or industry analysts publish about us or our business. If one or more of the analysts who cover us downgrade our stock or publish inaccurate or unfavorable research about our business, our stock price would likely decline. Securities analysts have only recently commenced research coverage on us. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, demand for our stock could decrease, which might cause our stock price and trading volume to decline.

We do not expect any cash dividends to be paid on our common stock in the foreseeable future.

We have never declared or paid a cash dividend on our common stock, and we do not anticipate paying cash dividends in the foreseeable future. We expect to use future earnings, if any, as well as any capital that may be raised in the future, to fund business growth. Consequently, a stockholder’s only opportunity to achieve a return on investment would be for the price of our common stock to appreciate. We cannot assure stockholders of a positive return on their investment when they sell their shares, nor can we assure that stockholders will not lose the entire amount of their investment.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Sunworks United leases 27,530 square feet of mixed used space consisting of office and warehouse facilities in Roseville, California, at a monthly lease rate of $20,416. The lease expires in December 2021.

Sunworks United leases 2,846 square feet of retail space in Rocklin, California, at a monthly lease rate of $8,794. The lease expires in May 2021.

Sunworks United leases 5,304 square feet of office space in Rocklin, California, at a monthly lease rate of $5,569. The lease expires in May 2021. Sunworks is the sublessor through May 2021. Sublessee’s monthly payments began in August 2017 at a rate of $5,304 per month.

Sunworks United leases 7,000 square feet of mixed used space consisting of office and warehouse facilities in Reno, Nevada at monthly lease rate of $4,326. The lease expires in February 2019.

Sunworks United leases approximately 3,179 square feet of mixed used space consisting of office and warehouse facilities in Rancho Cucamonga, California, at a monthly lease rate of $5,277. The lease expires in July 2019.

Sunworks Inc. leases 15,600 square feet of mixed used space consisting of office and warehouse facilities from an entity controlled by the former sole shareholder of Plan B Enterprises, Inc. and current Series B Preferred Shareholder of the Company in Durham, California, at a monthly lease rate of $8,000. The initial lease expires in December 2018.

Sunworks United leases 5,000 square feet of mixed used space consisting of office and warehouse facilities in Tulare, California at monthly lease rate of $4,378. The lease expires in July 2019.

Sunworks United leases 3,560 square feet of mixed used space consisting of office and warehouse facilities in Campbell (San Jose), California at monthly lease rate of $4,450. The lease expires in January 2022.

Sunworks United leases 800 square feet of mixed used space consisting of office and warehouse facilities in White City, Oregon at monthly lease rate of $800. The lease is month-to-month.

Sunworks United leases office space in Palm Springs, California at monthly lease rate of $505. The lease expires in April 2018.

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

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

On March 4, 2015 our common stock began to be traded on The NASDAQ Capital Market under the symbol SLTD that was changed on March 1, 2016 to SUNW simultaneously with our name change to Sunworks, Inc. Our common stock previously traded on the OTCQB under the symbol “SLTD.” The market for our common stock was often sporadic, volatile, and limited.

The following table shows the range of high and low sale prices for our common stock as reported on NASDAQ for each quarterly period within the two most recent fiscal years.

	High	Low
Fiscal Year 2017
First Quarter	$2.23	$1.32
Second Quarter	$1.94	$1.31
Third Quarter	$2.06	$1.40
Fourth Quarter	$1.58	$0.92

Fiscal Year 2016
First Quarter	$3.79	$2.13
Second Quarter	$3.02	$1.84
Third Quarter	$3.36	$2.21
Fourth Quarter	$3.25	$1.89

Holders of Common Stock.

On March 28, 2018, we had 95 registered holders of record of our common stock.

Dividends and dividend policy.

We have never declared or paid any dividends on our common stock. We do not anticipate paying dividends on our common stock at the present time or in the foreseeable future. We currently intend to retain earnings, if any, for use in our business.

Securities authorized for issuance under equity compensation plans.

The following table reflects information for equity compensation plans and arrangements for any and all directors, officers, employees and/or consultants through December 31, 2017.

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders	1,794,000	$2.26	6,000
Equity compensation plans not approved by security holders	0	0	0
Total	1,794,000	$2.26	6,000

In March 2016, the Company’s Board of Directors adopted the 2016 Equity Incentive Plan (the “2016 Plan”) and in June 2016, the shareholders adopted the same. The maximum number of shares of common stock that may be issued under the 2016 Plan is 1,800,000. The 2016 Plan is currently administered by the Company’s Compensation Committee. The 2016 Plan authorizes grants of stock options, stock appreciation rights and restricted stock awards to officers, employees, directors of the Company as well as consultants who are selected by the Compensation Committee to receive an award. No option shall be exercisable more than 10 years after the date of grant. No option granted under the 2016 Plan is transferable by the individual or entity to whom it was granted otherwise than by will or laws of descent and distribution, and, during the lifetime of such individual, is not exercisable by any other person, but only by the recipient.

Recent Sales of Unregistered Securities.

On November 27, 2017, the Company issued 695,266 shares of common stock at a price of $0.338 per share for the partial conversion of principal and interest for a convertible promissory note in the aggregate amount of $235,000.

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

Overview

Sunworks provides photovoltaic (“PV”) based power systems for the agricultural, commercial, industrial, public works, and residential markets in California, Nevada, Oregon, and Washington. We have direct sales and/or operations personnel in California, Florida, Massachusetts, Nevada, Oregon, and Texas. Through our operating subsidiaries, we design, arrange financing, integrate, install, and manage systems ranging in size from 2kW (kilowatt) for residential loads to multi MW (megawatt) systems for larger commercial and public works projects (“ACI”). Commercial installations have included office buildings, manufacturing plants, warehouses, and agricultural facilities such as farms, wineries, and dairies. Public works installations have included facilities such as school districts, local municipalities federal facilities and higher education institutions. The Company provides a full range of installation services to our solar energy customers including design, system engineering, procurement, permitting, construction, grid connection, warranty, system monitoring and maintenance.

We installed 877 residential systems in 2017 in California, Oregon, Washington and Nevada with approximately 6.4 MW of capacity. In 2016, we installed 976 residential systems in California, Oregon and Nevada with approximately 6.8 MW of capacity.

We currently operate in one segment based upon our organizational structure and the way in which our operations are managed and evaluated. Approximately 68% of our 2017 revenue was from sales to the commercial market, including the agricultural market, and approximately 32% of our revenue was from sales to the residential market. Approximately 67% of our 2016 revenue was from sales to the commercial market, including the agricultural market, and approximately 33% of our revenue was from sales to the residential market.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to impairment of property, plant and equipment, intangible assets, deferred tax assets, costs to complete projects, and fair value computation using the Black Scholes option pricing model. We base our estimates on historical experience and on various other assumptions, such as the trading value of our common stock and estimated future undiscounted cash flows, that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions; however, we believe that our estimates, including those for the above-described items, are reasonable.

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

The Company tests for indefinite lived intangibles and goodwill impairment in the fourth quarter of each year and whenever events or circumstances indicate that the carrying amount of the asset exceeds its fair value and may not be recoverable. In accordance with its policies, the Company performed a qualitative assessment of indefinite lived intangibles and goodwill at December 31, 2016, and a quantitative assessment at December 31, 2017. At December 31, 2017 and 2016, the Company determined no impairment was necessary.

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

Contract Receivable

Contract receivables are recorded on contracts for amounts currently due based upon progress billings, as well as retention, which are collectible upon completion of the contracts. Accounts payable to material suppliers and subcontractors are recorded for amounts currently due based upon work completed or materials received, as are retention due subcontractors, which are payable upon completion of the contract. General and administrative expenses are charged to operations as incurred and are not allocated to contract costs. Retention receivable is the amount withheld by a customer until a contract is completed. Retention receivables of $958 and $354 were included in the balance of trade accounts receivable as of December 31, 2017, and 2016, respectively.

The Company performs ongoing credit evaluation of its customers. Management monitors outstanding receivables based on factors surrounding the credit risk of specific customers, historical trends, age of receivables and other information, and records bad debts using the allowance method. Accounts receivable are presented net of an allowance for doubtful accounts of $320 at December 31, 2017, and $50 at December 31, 2016. During calendar year 2017, $281 was recorded as bad debt expense compared to $105 in 2016.

Inventory

Inventory is valued at the lower of cost or market and is determined by the first-in, first-out method. Inventory primarily consists of panels, inverters, and mounting racks and other materials. The company also carries a reserve for inventory obsolescence that may arise from technological advancement or changes in government regulation. Inventory is presented net of an allowance of $50 at December 31, 2017, and $0 at December 31, 2016.

Warranty Liability

The Company establishes warranty liability reserves to provide for estimated future expenses as a result of installation and product defects, product recalls and litigation incidental to the Company’s business. Liability estimates are determined based on management’s judgment, considering such factors as historical experience, the likely current cost of corrective action, manufacturers’ and subcontractors’ participation in sharing the cost of corrective action, and consultations with third party experts such as engineers. Solar panel manufacturers currently provide substantial warranties between ten to twenty-five years with full reimbursement to replace and install replacement panels while inverter manufacturers currently provide warranties covering ten to fifteen year replacement and installation. Warranty costs and associated liabilities for the years ended December 31, 2017 and 2016 were $246 and $116, respectively.

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

Results of Operations for the Years Ended December 31, 2017 and 2016

REVENUE AND COST OF REVENUES

For the year ended December 31, 2017, revenue declined 10.4% to $77,448,000 compared to $86,421,000 for the year ended December 31, 2016. Cost of goods sold for year ended December 31, 2017 was $63,785,000 or 82.4% of revenues, compared to $64,311,000 or 74.4% of revenues for the year ended December 31, 2016.

Approximately 68% of our 2017 revenue was from installations for the agricultural, commercial, industrial, and public works markets (“ACI”) and approximately 32% was from residential system installations. Larger ACI projects take longer to sell, design, engineer, permit and construct than residential projects and it varies by city, state and county. Some current projects may take more than a year to complete from the time that the sales agreement is signed and revenue is fully recognized with the installation and receipt of final inspection documents.

Gross profit year ended December 31, 2017 was $13,663,000 or 17.6% of revenues compared to $22,110,000 or 25.6% of revenues for the year ended December 31, 2016. Revenues and operating performance for 2017 were impacted by delays in construction from both weather driven delays and from delays in receiving the necessary authorizations to begin construction. Gross margins are lower as a result of competitive pricing pressure and incurring construction cost overruns on several projects completed during the third and fourth quarter of 2017.

SELLING AND MARKETING EXPENSES

Selling and marketing (“S&M”) expenses for the year ended December 31, 2017 were $6,462,000 compared to $12,330,000 for the year ended December 31, 2016. In August 2016, we aggressively expanded our ACI sales team. This expansion resulted in a significant increase in selling and marketing employee related costs.

The $5,868,000 decline is due primarily to decreases in media advertising and personnel expenses. As a percentage of revenues S&M expenses decreased to 8.3% of revenues in 2017 compared to 14.3% in 2016. A disciplined and effective use of media advertising has been an emphasis for 2017 resulting in year-to-date savings of approximately $2.6 million compared to the prior year. We continue to refine our specially-designed marketing efforts, third-party revenue generators, and tracking systems to attract new customers more cost effectively than in prior year periods.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative (“G&A”) expenses for the year ended December 31, 2017 were $11,946,000 compared to $11,434,000 for the year ended December 31, 2016. G&A expenses increased primarily due to incurring a full year of expense for additional facilities in Oregon and central California that opened in 2016, as well as the associated personnel and related benefits. As a percentage of revenue, G&A expenses increased to 15.4% of revenues during the 2017 compared to 13.2% in 2016.

STOCK BASED COMPENSATION EXPENSES

During year ended December 31, 2017, we incurred approximately $1,159,000 in non-cash stock compensation costs associated with Restricted Stock Grant Agreements and stock options compared to $6,041,000 during the year ended December 31, 2016. In 2016, $5,543,000 of stock based compensation expense was due to achieving the three milestones of the 2014 and 2015 Restricted Stock Grant Agreements.

DEPRECIATION AND AMORTIZATION

Depreciation and Amortization expenses for the year ended December 31, 2017 were $410,000 compared to $323,000 for the year ended December 31, 2016. Depreciation and Amortization expenses increased primarily due to the increase in property and equipment purchased throughout 2016.

OTHER EXPENSES (INCOME)

Other expenses (income) decreased for the year ended December 31, 2017 to ($16,000), compared to $329,000 for the year ended December 31, 2016. Interest expense for the year ended December 31, 2017 decreased to $924,000 from $1,033,000 for year ended December 31, 2016. Included in the interest expense is the non-cash amortization of the debt discount for the acquisition convertible promissory note. The amortization of the debt discount totaled $807,000 for the year ended December 31, 2017 compared to $959,000 year ended December 31, 2016.

NET LOSS

The Company had a consolidated net loss of $7,222,000 for the year ended December 31, 2017 compared to a net loss of $9,380,000 for the year ended December 31, 2016. The reduction in the loss in 2017 is the result of lower operating expenses and lower stock based compensation compared to 2016. Lower operating expenses in 2017 exceeded the decrease in gross profit caused by lower year-to-date installation revenues and construction cost overruns.

Liquidity and Capital Resources

We had $6,356,000 in cash at December 31, 2017, as compared to $11,069,000 at December 31, 2016. We believe that the aggregate of our existing cash and cash equivalents, in addition to funds generated in operations, will be sufficient to meet our operating cash requirements for at least the next 12 months.

During the year ended December 31, 2017, we had $4,091,000 of cash used in operating activities compared to $1,828,000 generated from operating activities for the prior year ended December 31, 2016. The $5,919,000 decrease in cash generated from operating activities year over year was primarily the result of the current year net loss combined with changes in working capital accounts. This was primarily driven by the prepayment for, and purchase of, solar panels due to the uncertainty of the import tariff.

We generated $50,000 from investing activities for the current year ended December 31, 2017, as compared to $667,000 used for the prior year ended December 31, 2016. In 2017, the cash provided by investing activities was from the proceeds of sale of assets, partially offset by the purchase of capital equipment. In 2016, cash used for investing activities was for the purchase of capital equipment used in installation operations, office systems, and leasehold improvements for two additional offices opened in 2016.

Cash used by financing activities during the year ended December 31, 2017 was $672,000. The cash was primarily used to pay principal payments on the acquisition convertible promissory notes and existing vehicle and equipment debt. Cash used by financing activities during the year ended December 31, 2016 was $2,132,000. The cash was primarily used to pay down short-term debt with a bank of $1.8 million and principal payments on existing vehicle and equipment debt.

On December 31, 2015, we entered into a $2.5 million Credit Facility with JPMorgan Chase Bank, N.A. Availability under the Credit Facility is a Line of Credit with a Letter of Credit Sublimit up to $2.5 million. Upon execution the Company accessed $1.8 million that was repaid in full on January 5, 2016. The Note matured on November 30, 2017 and was not renewed.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity, or capital expenditures.

Item 8. Financial Statements and Supplementary Data.

SUNWORKS, INC.

FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Sunworks, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Sunworks, Inc., (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of operations, shareholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting in accordance with the standards of the PCAOB. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion in accordance with the standards of the PCAOB.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ LIGGETT & WEBB, P.A.

We have served as the Company’s auditor since 2014.

New York, NY

March 28, 2018

SUNWORKS, INC.

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2017 AND 2016

(in thousands, except share and per share data)

	December 31, 2017	December 31, 2016
Assets
Current Assets
Cash and cash equivalents	$6,356	$11,069
Restricted cash	475	37
Accounts receivable, net	11,330	9,665
Inventory, net	4,450	3,394
Costs in excess of billings	3,790	4,307
Other current assets	2,081	117
Total Current Assets	28,482	28,589
Property and Equipment, net	1,233	1,674
Other Assets
Other deposits	68	53
Goodwill	11,364	11,364
Total Other Assets	11,432	11,417
Total Assets	$41,147	$41,680

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable and accrued liabilities	$13,090	$12,979
Billings in excess of costs	7,288	4,997
Customer deposits	2,905	64
Loan payable, current portion	229	218
Acquisition convertible promissory notes, net of beneficial conversion feature of $0 and $807, respectively	606	959
Total Current Liabilities	24,118	19,217

Long Term Liabilities
Loan payable	267	496
Convertible promissory note	149	654
Acquisition convertible promissory notes	707	-
Warranty liability	246	116
Total Long Term Liabilities	1,369	1,266
Total Liabilities	25,487	20,483

Commitments and Contingencies (Note 11)

Shareholders’ Equity
Preferred stock Series B, $.001 par value; 5,000,000 authorized shares; 1,506,024 and 1,506,024 issued and outstanding, respectively	2	2
Common stock, $.001 par value; 1,000,000,000 authorized shares; 23,150,930 and 20,853,921 issued and outstanding, respectively	23	21
Additional paid in capital	72,000	70,317
Accumulated deficit	(56,365)	(49,143)
Total Shareholders’ Equity	15,660	21,197

Total Liabilities and Shareholders’ Equity	$41,147	$41,680

The accompanying notes are an integral part of these consolidated financial statements.

SUNWORKS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

(in thousands, except share and per share data)

	2017	2016

Sales	$77,448	$86,421

Cost of Goods Sold	63,785	64,311

Gross Profit	13,663	22,110

Operating Expenses
Selling and marketing expenses	6,462	12,330
General and administrative expenses	11,946	11,434
Stock based compensation	1,159	6,041
Depreciation and amortization	410	323

Total Operating Expenses	19,977	30,128

Loss before Other Income/(Expenses)	(6,314)	(8,018)

Other Income/(Expenses)
Other income (expense)	16	(329)
Interest expense	(924)	(1,033)

Total Other Income/(Expenses)	(908)	(1,362)

Loss before Income Taxes	(7,222)	(9,380)

Income Tax Expense	-	-

Net Loss	$(7,222)	$(9,380)

(LOSS) PER SHARE:
Basic	$(0.32)	$(0.46)
Diluted	$(0.32)	$(0.46)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
Basic	22,224,632	20,227,239
Diluted	22,224,632	20,227,239

The accompanying notes are an integral part of these consolidated financial statements.

SUNWORKS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

(in thousands, except share and per share data)

	Series B				Additional
	Preferred stock		Common stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2015	1,506,024	$2	18,320,535	$18	$63,285	$(39,763)	$23,542
Issuance of common stock for conversion of promissory notes, plus accrued interest	-	-	2,153,895	3	991	-	994
Stock based compensation	-	-	379,491	-	6,041	-	6,041
Net loss for the twelve months ended December 31, 2016	-	-	-	-	-	(9,380)	(9,380)
Balance at December 31, 2016	1,506,024	$2	20,853,921	$21	$70,317	$(49,143)	$21,197
Issuance of common stock for conversion of promissory notes, plus accrued interest	-	-	1,494,083	2	503	-	505
Issuance of common stock for cashless exercise of options			41,773	-	-	-	-
Issuance of common stock under terms of restricted stock grants			746,153	-	-	-	-
Issuance of common stock for services			15,000	-	21	-	21
Stock based compensation	-	-	-	-	1,159	-	1,159
Net loss for the twelve months ended December 31, 2017	-	-	-	-	-	(7,222)	(7,222)
Balance at December 31, 2017	1,506,024	$2	23,150,930	$23	$72,000	$(56,365)	$15,660

The accompanying notes are an integral part of these consolidated financial statements.

SUNWORKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

(in thousands, except share and per share data)

	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(7,222)	$(9,380)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Depreciation and amortization	410	323
Stock based compensation	1,159	6,041
(Gain) on sale of equipment	(18)	-
Stock issued for services	21	-
Amortization of beneficial conversion feature	807	959
Bad debt expense	281	105
Inventory allowance	50	-
Changes in Assets and Liabilities:
(Increase) Decrease in:
Restricted cash	(438)	-
Accounts receivable	(1,946)	(2,746)
Inventory	(1,106)	(2,125)
Deposits and other current assets	(1,979)	87
Cost in excess of billings	517	(2,177)
Increase (Decrease) in:
Accounts payable and accrued liabilities	112	7,991
Billings in excess of cost	2,290	3,008
Customer deposits	2,841	-
Warranty and other liabilities	130	(258)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(4,091)	1,828

NET CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(68)	(667)
Proceeds from sale of equipment	118	-
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	50	(667)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loans payable repayments	(672)	(2,132)
NET CASH (USED IN) FINANCING ACTIVITIES	(672)	(2,132)

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(4,713)	(971)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	11,069	12,040

CASH AND CASH EQUIVALENTS, END OF YEAR	$6,356	$11,069

CASH PAID FOR:
Interest	$97	$94
Taxes	$-	$278

SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS
Loans payable issued for purchase of property and equipment	$-	$585
Issuance of common stock upon conversion of principal and interest on convertible debt	$505	$994

The accompanying notes are an integral part of these consolidated financial statements.

SUNWORKS, INC.

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

(in thousands, except share and per share data)

1. ORGANIZATION AND LINE OF BUSINESS

Organization and Line of Business

Sunworks, Inc. (the “Company”) was originally incorporated in Delaware on January 30, 2002 as MachineTalker, Inc. In July 2010, we changed our company name to Solar3D, Inc. On January 31, 2014, we acquired 100% of the stock of Solar United Network, Inc., a California corporation. On March 2, 2015, we acquired MD Energy. On December 1, 2015, we acquired Plan B through a merger of Plan B Enterprises, Inc. into our wholly owned subsidiary, Elite Solar Acquisition Sub., Inc. On March 1, 2016 we changed our name to Sunworks, Inc. with simultaneous NASDAQ stock symbol change from SLTD to SUNW.

We provide photovoltaic (“PV”) based power systems for the agricultural, commercial, industrial, public works, and residential markets in California, Nevada, Oregon, and Washington. We have direct sales and/or operations personnel in California, Florida, Massachusetts, Nevada, Oregon, and Texas. Through our operating subsidiaries, we design, arrange financing, integrate, install, and manage systems ranging in size from 2kW (kilowatt) for residential loads to multi MW (megawatt) systems for larger commercial and public works projects. Commercial installations have included installations at office buildings, manufacturing plants, warehouses, churches, and agricultural facilities such as farms, wineries, and dairies. Public works installations have included school districts, local municipalities, federal facilities and higher education institutions. The Company provides a full range of installation services to our solar energy customers including design, system engineering, procurement, permitting, construction, grid connection, warranty, system monitoring and maintenance.

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

The Asset, “Costs in excess of billings”, represents revenues recognized in excess of amounts billed on contracts in progress. The Liability, “Billings in excess of costs”, represents billings in excess of revenues recognized on contracts in progress. At December 31, 2017 and December 31, 2016, the costs in excess of billings balance were $3,790 and $4,307, and the billings in excess of costs balance were $7,288 and $4,997, respectively. Residential contract revenues are recognized using the “completed contract” method of accounting.

Contract Receivable

Contract receivables are recorded on contracts for amounts currently due based upon progress billings, as well as retention, which are collectible upon completion of the contracts. Accounts payable to material suppliers and subcontractors are recorded for amounts currently due based upon work completed or materials received, as are retention due subcontractors, which are payable upon completion of the contract. General and administrative expenses are charged to operations as incurred and are not allocated to contract costs. Retention receivable is the amount withheld by a customer until a contract is completed. Retention receivables of $958 and $354 were included in the balance of trade accounts receivable as of December 31, 2017, and 2016, respectively.

The Company performs ongoing credit evaluation of its customers. Management monitors outstanding receivables based on factors surrounding the credit risk of specific customers, historical trends, age of receivables and other information, and records bad debts using the allowance method. Accounts receivable are presented net of an allowance for doubtful accounts of $320 at December 31, 2017, and $50 at December 31, 2016. During calendar year 2017, $281 was recorded as bad debt expense compared to $105 in 2016.

Customer Deposits

Customer deposits are recorded for funds remitted by our customers in advance of progress billings being completed.

Cash and Cash Equivalent

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Restricted Cash

The Company considers restricted cash to be cash balances that have legal and/or contractual restrictions imposed by a third party and are restricted as to withdrawal or use except for the specified purpose.

Property and Equipment

Property and equipment are stated at cost. Depreciation for property and equipment commences when it is put into service and are depreciated using the straight-line method over its estimated useful lives:

Machinery & equipment	3-7 Years
Furniture & fixtures	5-7 Years
Computer equipment	3-5 Years
Vehicles	5-7 Years
Leasehold improvements	3-5 Years

Depreciation expense as of December 31, 2017 and 2016 was $410 and $323, respectively.

Concentration Risk

Cash includes amounts deposited in financial institutions in excess of insurable Federal Deposit Insurance Corporation (FDIC) limits. At times throughout the year, the Company may maintain cash balances in certain bank accounts in excess of FDIC limits. As of December 31, 2017 and 2016, the cash balance in excess of the FDIC limits was $6,133 and $10,560, respectively. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk in these accounts.

Inventory

Inventory is valued at the lower of cost or market and is determined by the first-in, first-out method. Inventory primarily consists of panels, inverters, and mounting racks and other materials. The company also carries a reserve for inventory obsolescence that may arise from technological advancement or changes in government regulation. Inventory is presented net of an allowance of $50 at December 31, 2017, and $0 at December 31, 2016.

Advertising and Marketing

The Company expenses advertising and marketing costs as incurred. Advertising and marketing costs include printed material, direct mail, radio, telemarketing, tradeshow costs, magazine, and catalog advertisement. Advertising and marketing costs for the years ended December 31, 2017 and 2016 were $832 and $3,436, respectively.

Warranty Liability

The Company establishes warranty liability reserves to provide for estimated future expenses as a result of installation and product defects, product recalls and litigation incidental to the Company’s business. Liability estimates are determined based on management’s judgment, considering such factors as historical experience, the likely current cost of corrective action, manufacturers’ and subcontractors’ participation in sharing the cost of corrective action, and consultations with third party experts such as engineers. Solar panel manufacturers currently provide substantial warranties between ten to twenty-five years with full reimbursement to replace and install replacement panels while inverter manufacturers currently provide warranties covering ten to fifteen year replacement and installation. Warranty costs and associated liabilities for the years ended December 31, 2017 and 2016 were $246 and $116, respectively.

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

Basic and Diluted Net (Loss) per Share Calculations

(Loss) per Share dictates the calculation of basic earnings per share and diluted earnings per share. Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The shares for employee options, warrants and convertible notes were not used in the calculation of the net (loss) per share.

A net loss causes all outstanding common stock options, warrants, convertible preferred stock and convertible notes to be anti-dilutive. As a result, the basic and diluted losses per common share are the same for the year ended December 31, 2017 and 2016.

As of December 31, 2017, the potentially dilutive securities have been excluded from the computations of weighted average shares outstanding include 1,875,155 stock options, 2,997,000 warrants, 1,134,615 restricted stock grants, shares underlying convertible notes, and preferred stock.

As of December 31, 2016, the potentially dilutive securities have been excluded from the computations of weighted average shares outstanding include 1,643,574 stock options, 2,997,000 warrants, 1,811,539 restricted stock grants, shares underlying convertible notes and preferred stock.

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

The Company tests for indefinite lived intangibles and goodwill impairment in the fourth quarter of each year and whenever events or circumstances indicate that the carrying amount of the asset exceeds its fair value and may not be recoverable. In accordance with its policies, the Company performed a qualitative assessment of indefinite lived intangibles and goodwill at December 31, 2016, and a quantitative assessment at December 31, 2017. At December 31, 2017 and 2016, the Company determined no impairment was necessary.

Fair Value of Financial Instruments

Disclosures about fair value of financial instruments, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of December 31, 2017, the amounts reported for cash, accrued interest and other expenses, and notes payable approximate the fair value because of their short maturities.

We adopted ASC Topic 820 as of January 1, 2008 for financial instruments measured as fair value on a recurring basis. ASC Topic 820 defines fair value, established a framework for measuring fair value in accordance with accounting principles generally accepted in the United States and expands disclosures about fair value measurements.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC Topic 820 established a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). These tiers include:

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

Business Combinations

We allocate the fair value of purchase consideration to the tangible assets acquired, liabilities assumed, and intangible assets acquired based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. Significant estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from acquired customer lists, acquired technology, and trade names from a market participant perspective, useful lives and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. During the measurement period, which is one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings.

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

In August 2016, the FASB issued ASU No. 2016-15 which amends ASC Topic 230, “Classification of Certain Cash Receipts and Cash Payments.” The amendments in this update address eight specific cash flow issues with the objective of reducing the existing diversity in practice. The update outlines the classification of specific transactions as either cash inflows or outflows from financing activities, operating activities, investing activities or non-cash activities. This guidance is effective for interim and annual reporting periods beginning after December 15, 2017. We do not anticipate the adoption of this guidance to have a material impact on our financial condition, results of operations, cash flows or financial disclosures.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230) - Restricted Cash. ASU 2016-18 requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The ASU is effective for fiscal years beginning after December 15, 2017. From January 1, 2018 we will begin including amounts generally described as restricted cash and restricted cash equivalents with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (ACS 606), to clarify the principles of recognizing revenue and create common revenue recognition guidance between U.S. GAAP and International Financial Reporting Standards. Under ASC 606, revenue is recognized when a customer obtains control of promised goods or services and is recognized at an amount that reflects the consideration expected to be received in exchange for such goods or services. In addition, ASC 606 requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The ASU is effective for fiscal years beginning after December 15, 2017. The Company will adopt ASC 606 on January 1, 2018 using the modified retrospective approach by recognizing a cumulative adjustment to the opening balance of accumulated deficit.

In adopting ACS 606, we expect the following significant changes in accounting principles:

(i) Timing of revenue recognition for uninstalled materials - We currently recognize the majority of our revenue from the installation or construction of commercial & public works projects using the percentage-of-completion method of accounting, whereby revenue is recognized as we progress on the contract. The percentage-of-completion for each project is determined on an actual cost-to-estimated final cost basis. Under ASC 606, revenue and associated profit, will be recognized as the customer obtains control of the goods and services promised in the contract (i.e., performance obligations). The cost of uninstalled materials or equipment will generally be excluded from our recognition of profit, unless specifically produced or manufactured for a project, because such costs are not considered to be a measure of progress.

(ii) Completed contracts - We currently recognize the majority of our revenue from the installation of residential projects using the completed contract method of accounting whereby revenue is recognized when the project is completed. Under, ASC 606, revenue will be recognized as the customer obtains control of the goods and services promised in the contract (i.e., performance obligations).

Revenue of approximately $1.4 million that is reflected in the consolidated statement of operations in December 31, 2017, will be recorded as a reduction in equity as an adjustment under the modified retrospective method during the first quarter of 2018.

The Company expects that revenue recognition for its other sales arrangements such as the sales of materials will remain materially consistent.

The Company continues to assess the potential impacts of the new standard, including the areas described above, and anticipates that this standard will have a material impact on its consolidated financial statements and disclosures, including further disaggregation of revenue. However, the Company does not know or cannot reasonably estimate quantitative information, beyond that discussed above, related to the impact of the new standard on the financial statements at this time. Additionally, the Company will continue to monitor industry activities and any additional guidance provided by regulators, standards setters, or the accounting profession and adjust the Company’s assessment and implementation plans accordingly.

Management reviewed currently issued pronouncements during the year ended December 31, 2017, and believes that any other recently issued, but not yet effective, accounting standards, if currently adopted, would not have a material effect on the accompanying consolidated financial statements.

3. PROPERTY AND EQUIPMENT, NET

Property and equipment is summarized as follows at December 31, 2017 and 2016:

	2017	2016
Leasehold improvements	$446	$420
Vehicles & trailers	243	247
Machinery & equipment	743	845
Office equipment & furniture	380	397
Computers and software	144	118
	1,956	2,027
Less accumulated depreciation	(723)	(353)
	$1,233	$1,674

Depreciation expense for the years ended December 31, 2017 and 2016 was $410 and $323, respectively.

4. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at December 31, 2017 and 2016 are as follows:

	2017	2016
Trade payables	$10,637	$11,797
Accrued payroll, vacation and payroll taxes	526	499
Accrued expenses, bonus and commissions	1,927	683
Total	$13,090	$12,979

5. LOANS PAYABLE

On December 31, 2015, the Company entered into a $2.5 million Credit Facility or the Credit Agreement with JPMorgan Chase Bank, N.A. Availability under the Credit Facility is a Line of Credit with a Letter of Credit Sublimit up to $2.5 million. Upon execution, the Company accessed $1.8 million that was repaid in full on January 5, 2016. The Credit Agreement matured on November 30, 2017 and was not renewed.

Plan B, a subsidiary of the Company, entered into a business loan agreement with Tri Counties Bank dated March 14, 2014, prior to the Company’s acquisition of Plan B, in the original amount of $131 bearing interest at 4.95%. The loan agreement provides for monthly payments of $2 and was scheduled to mature on March 14, 2019. Proceeds from the loan were used to purchase a pile driver and related equipment and is secured by the equipment. The outstanding balance at December 31, 2017, is $36.

Plan B, a subsidiary of the Company, entered into a business loan agreement with Tri Counties Bank dated April 9, 2014, prior to the Company’s acquisition of Plan B, in the original amount of $250 bearing interest at 4.95%. The loan agreement provides for monthly payments of $5 and is scheduled to mature on April 9, 2019. Proceeds from the loan were used to purchase racking inventory and related equipment. The loan is secured by the inventory and equipment. The outstanding balance at December 31, 2017, is $73.

On January 5, 2016, the Company entered into a loan agreement for the acquisition of a pile driver in the principal amount of $182 bearing interest at 5.5%. The loan agreement calls for monthly payments of $4 and is scheduled to mature on January 15, 2020. The loan is secured by the equipment. The outstanding balance at December 31, 2017, is $100.

On September 8, 2016, the Company entered into a loan agreement for the acquisition of a pile driver in the principal amount of $174 bearing interest at 5.5%. The loan agreement calls for monthly payments of $4 and is scheduled to mature on September 15, 2020. The loan is secured by the equipment. The outstanding balance at December 31, 2017, is $123.

On November 14, 2016, the Company entered into a 0% interest loan agreement for the acquisition of an excavator in the principal amount of $59. The loan agreement calls for monthly payments of $1 and is scheduled to mature on November 13, 2020. The loan is secured by the equipment. The outstanding balance at December 31, 2017, is $42.

On December 23, 2016, the Company entered into a loan agreement for the acquisition of modular office systems and related furniture in the principal amount of $172 bearing interest at 4.99%. The loan agreement calls for 16 quarterly payments of $12 and is scheduled to mature in September 2020. The loan is secured by the equipment. The outstanding balance at December 31, 2017, is $122.

As of December 31, 2017 and December 31, 2016, loans payable are summarized as follows:

	2017	2016
Business loan agreement dated March 14, 2014	36	63
Business loan agreement dated April 9, 2014	73	125
Equipment notes payable	387	526

Subtotal	496	714
Less: Current position	(229)	(218)

Long-term position	$267	$496

6. ACQUISITION CONVERTIBLE PROMISSORY NOTE

On January 31, 2014, the Company issued 4% convertible promissory notes in the aggregate principal amount of $1,750 as part of the consideration paid to acquire 100% of the issued and outstanding stock of Solar United Network, Inc. The notes are convertible into shares of fully paid and non-assessable shares of common stock. The conversion price was $0.52 per share until March 30, 2015, which was amended to extend to March 31, 2016. The Notes were five (5) year notes and bore interest at the rate of 4% per annum. In February and March 2014, $625 of the notes was converted into 1,201,923 shares of common stock, leaving a remaining note balance of $1,125 as of December 31, 2014. During the twelve months ended December 31, 2015, the Company issued 721,154 shares of common stock upon conversion of principal in the amount of $375. The principal note balance remaining as of December 31, 2015 was $750. On February 29, 2016, the $750 balance remaining was fully converted into 1,442,308 shares of common stock.

On February 28, 2015, the Company issued a 4% convertible promissory note in the aggregate principal amount of $2,650 as part of the consideration paid to acquire 100% of the total outstanding stock of MD Energy. The note is convertible into shares of common stock on or after each of the following dates: November 30, 2015, November 30, 2016 and November 30, 2017. The conversion price is $2.60 per share. A beneficial conversion feature of $3,262 was calculated but capped at the $2,650 value of the note. The beneficial conversion feature was calculated by multiplying the difference between the fair value of stock at the date of the note $5.80 less the conversion price of $2.60 multiplied by the maximum number of share subject to conversion, 1,019,231. In November 2015, the Company issued 339,743 shares of common stock upon conversion of the principal amount of $883. Commencing on March 31, 2015, and each quarter thereafter during the first two (2) years of the note, the Company will make quarterly interest only payments to the shareholder for accrued interest on the Note during the quarter. Commencing with the quarter ending on June 30, 2017, the Company began to make quarterly payments of interest accrued on the convertible note during the prior quarter plus $151 with the final payment of all outstanding principal and accrued but unpaid interest on the convertible note due and payable on February 28, 2020 (the maturity date). The Company recorded amortization of the beneficial conversion feature as interest expense in the amount of $807 and $959 during the years ended December 31, 2017 and 2016, respectively. The debt discount is fully amortized and has zero balance at December 31, 2017.

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

7. CONVERTIBLE PROMISSORY NOTES

Convertible promissory note at December 31, 2017 and 2016 are as follows:

	2017	2016
Convertible promissory notes payable	$149	$654
Less: debt discount	-	-
Convertible promissory notes payable, net	$149	$654

On January 31, 2014, the Company entered into a securities purchase agreement providing for the sale of a 10% convertible promissory note in the principal amount of up to $750 for consideration of $750. The proceeds were restricted and were used for the purchase of Solar United Network, Inc. The note was convertible into shares of common stock of the Company at a price equal to a variable conversion price equal to the lesser of $1.30 per share, or fifty percent (50%) of the lowest trading price after the effective date. As of September 30, 2014, the note was exchanged for a new convertible note with a fixed conversion price of $0.338. Per ASC 815, the derivative liability on the note was extinguished and the new note was re-valued per ASC 470 as a beneficial conversion feature, which was expensed in the statement of operations during 2014. The note originally matured on October 28, 2014, was extended three months to January 31, 2015, was extended to September 30, 2016, and in March 2016 was subsequently extended to June 30, 2019 with zero interest. The Company recorded interest expense in the amount of $0 and $11 during the years ended December 31, 2017 and 2016, respectively. During the year ended December 31, 2016, the noteholder made a partial conversion of principal and accrued interest in the amount of $196 and $45 respectively in exchange for 711,586 shares of common stock, with a remaining principal balance of $554. During the year ended December 31, 2017, the noteholder made a partial conversion of principal in the amount of $505 in exchange for 1,494,083 shares of common stock, with a remaining principal balance of $49.

On February 11, 2014, the Company entered into a securities purchase agreement providing for the sale of a 10% convertible promissory note in the principal amount of up to $100. Upon execution of the note, the Company received an initial advance of $20. In February and March, the Company received additional advances in an aggregate amount of $80 for an aggregate total of $100. The note was convertible into shares of common stock of the Company at a price equal to a variable conversion price equal to the lesser of $1.30 per share, or fifty percent (50%) of the lowest trading price after the effective date. As of September 30, 2014, the note was exchanged for a new convertible note with a fixed conversion price of $0.338. Per ASC 815, the derivative liability on the note was extinguished and the new note was re-valued per ASC 470 as a beneficial conversion feature. The note matured on various dates from the effective date of each advance with respect to each advance. At the sole discretion of the lender, the lender was able to modify the maturity date to be twelve (12) months from the effective date of each advance. The note matured on various dates in 2014, and was extended to September 30, 2016, and in March 2016 was subsequently extended to June 30, 2019 with zero interest. The Company recorded no interest expense during the years ended December 31, 2017 and 2016.

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

8. CAPITAL STOCK

Common Stock

Twelve months ended December 31, 2017

On February 17, 2017, the Company issued 41,773 shares of common stock for the cashless exercise of 53,419 options at an exercise price of $0.468 per share.

On March 1, 2017, the Company issued 798,817 shares of common stock at a conversion price of $0.338 per share for partial conversion of principal for a convertible promissory note in the aggregate amount of $270.

On March 16, 2017, the Company issued 746,153 shares of restricted common stock per terms of the performance-based RSGA awards. The Company had previously recorded stock based compensation costs at fair value as of the date of grant of $3,752 related to the vesting of these awards in the year ended December 31, 2016.

On May 18, 2017, the Company issued 15,000 shares of common stock at $1.43 per share in the aggregate amount of $21 as payment for executive recruiting services.

On November 27, 2017, the Company issued 695,266 shares of common stock at a conversion price of $0.338 per share for partial conversion of principal for a convertible promissory note in the aggregate amount of $235.

Twelve months ended December 31, 2016

During the year ended December 31, 2016, the Company issued 1,442,309 shares of common stock at a price of $0.52 per share for conversion of principal for three convertible promissory notes in the aggregate amount of $750.

During the year ended December 31, 2016, the Company issued 711,586 shares of common stock at a price of $0.338 per share for partial conversion of principal and interest for a convertible promissory note in the aggregate amount of $241.

During the year ended December 31, 2016, the Company issued 379,491 shares of restricted common stock per terms of the performance-based RSGA awards and another 746,153 vested shares of restricted common stock were issued in March 2017. The Company recorded stock based compensation costs at fair value as of the date of grant of $5,584. The $5,584 is part of the total stock based compensation expense for 2016 of $6,041.

Preferred Stock

On November 25, 2015, the Company designated 1,700,000 shares, of its authorized preferred stock, as Series B Preferred Stock, $0.001 par value per share. The Certificate of Designation was filed with the Secretary of State of the State of Delaware. Pursuant to the Certificate of Designation and subject to the rights of any other series of preferred stock that may be established by the Board of Directors, holders of Series B Preferred Stock (the “Holders”) will have liquidation preference over the holders of the Company’s Common Stock in any distribution upon winding up, dissolution, or liquidation. Holders will also be entitled to receive dividends, if, when and as declared by the Board of Directors, which dividends shall be payable in preference and priority to any payment of any dividend to holders of Common Stock. Holders will be entitled to convert each share of Series B Preferred Stock into one (1) share of Common Stock and will also be entitled to vote together with the holders Common Stock on all matters submitted to shareholders at a rate of one (1) vote for each share of Series B Preferred Stock. In addition, so long as at least 100,000 shares of Series B Preferred Stock are outstanding, the Company may not, without the consent of the Holders of at least a majority of the shares of Series B Preferred Stock then outstanding: (i) amend, alter or repeal any provision of the Certificate of Incorporation or bylaws of the Company or the Certificate of Designation so as to adversely affect any of the rights, preferences, privileges, limitations or restrictions provided for the benefit of the Holders or (ii) issue or sell, or obligate itself to issue or sell, any additional shares of Series B Preferred Stock, or any securities that are convertible into or exchangeable for shares of Series B Preferred Stock. 1,506,024 shares of Series B Preferred stock, at a fair value of $4,500 were issued in December 2015 in connection with the acquisition of Plan B.

9. STOCK OPTIONS, RESTRICTED STOCK AND WARRANTS

Options

As of December 31, 2017, the Company has 1,875,155 non-qualified stock options outstanding to purchase 1,875,155 shares of common stock, per the terms set forth in the option agreements. The stock options vest at various times and are exercisable for a period of seven years from the date of grant at exercise prices ranging from $0.26 to $4.42 per share, the market value of the Company’s common stock on the date of each grant. The Company determined the fair market value of these options by using the Black Scholes option valuation model.

A summary of the Company’s stock option activity and related information follows:

	December 31, 2017		December 31, 2016
		Weighted		Weighted
	Number	average	Number	Average
	of	exercise	of	Exercise
	Options	price	Options	Price
Outstanding, beginning January 1, 2017	1,634,574	$1.93	899,574	$1.30
Granted	324,000	1.50	785,000	2.71
Exercised	(53,419)	0.47	-	-
Forfeited	(30,000)	2.68	(50,000)	2.68
Expired	-	-	-	-
Outstanding, end of December 31, 2017	1,875,155	1.80	1,634,574	1.93
Exercisable at the end of December 31, 2017	1,403,652	1.45	1,043,212	1.45
Weighted average fair value of options granted during period		1.01		2.00

The following summarizes the options to purchase shares of the Company’s common stock which were outstanding at December 31, 2017:

			Weighted
			Average
			Remaining
Exercisable	Stock Options	Stock Options	Contractual
Prices	Outstanding	Exercisable	Life (years)
$1.30	576,923	576,923	3.00
$0.26	192,308	192,308	3.00
$4.42	76,924	76,924	3.94
$2.68	515,000	345,194	3.28
$3.03	40,000	19,296	3.58
$2.88	50,000	33,750	3.67
$3.10	50,000	29,514	3.84
$2.39	50,000	18,935	3.88
$1.50	314,000	109,678	4.38
$1.53	10,000	1,130	4.67
	1,875,155	1,403,652

Aggregate intrinsic value of options outstanding and exercisable at December 31, 2017 and 2016 was $0 and $573, respectively. Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the fiscal period, which was $1.05 and $2.00 as of December 31, 2017, and 2016, respectively, and the exercise price multiplied by the number of options outstanding.

The Company recorded stock based compensation for issued options of $804 and $457 for the years ended December 31, 2017 and 2016, respectively.

Restricted Stock Grant to CEO

With an effective date of March 29, 2017, subject to the Sunworks, Inc. 2016 Equity Incentive Plan, or the 2016 Plan, the Company entered into a restricted stock grant agreement or RSGA with its new Chief Executive Officer, Charles F. Cargile. All shares issuable under the RSGA are valued as of the grant date at $1.50 per share. The RSGA provides for the issuance of up to 500,000 shares of the Company’s common stock. The restricted shares shall vest as follows: 166,667 of the restricted shares shall vest on the one (1) year anniversary of the effective date, and the balance, or 333,333 restricted shares, shall vest in twenty-four (24) equal monthly installments commencing on the one (1) year anniversary of the effective date.

In the year ended December 31, 2017, $188 of stock based compensation expense was recognized for the March 29, 2017 RSGA.

During the year ended December 31, 2013, the Company entered into a restricted stock grant agreement or RSGA with its former Chief Executive Officer, James B. Nelson, intended to provide and incentivize Mr. Nelson to improve the economic performance of the Company and to increase its value and stock price. All shares issuable under the RSGA are performance-based shares and are valued as of the grant date at $0.47 per share. The RSGA provides for the issuance of up to 769,230 shares of the Company’s common stock to Mr. Nelson provided certain milestones are met in certain stages. As of September 30, 2014, two of the milestones were met, when the Company’s market capitalization exceeded $10 million and the consolidated gross revenue, calculated in accordance with GAAP, equaled or exceeded $10 million for the trailing twelve-month period. The Company issued 384,615 shares of common stock to Mr. Nelson at fair value of $786 during the year ended December 31, 2014. If the Company’s consolidated net profit, calculated in accordance to GAAP, equals or exceeds $2 million for a trailing twelve-month period and the sooner of Mr. Nelson’s retirement, change of control, or January 2019, the Company will issue an additional 384,615 shares of the Company’s common stock to Mr. Nelson. We have not recognized any cost associated with the third milestone due to the inability to estimate the probability of it being achieved. As the final performance goal is achieved, the shares shall become eligible for vesting and issuance.

In recognition of the efforts of James B. Nelson, the Company’s former Chief Executive Officer, in leading the Company through the uplisting and financing transaction consummated by the Company in 2015, on August 31, 2016, the Company granted Mr. Nelson a restricted stock grant of 250,000 shares of the Company’s common stock pursuant to the terms of the Company’s 2016 Plan. All shares issuable under the RSGA are valued as of the grant date at $2.90 per share. The restricted stock grant to Mr. Nelson will vest upon the earlier of (i) January 1, 2021, (ii) a Change of Control as defined in the 2016 Plan (iii) upon Mr. Nelson’s retirement or (iv) upon Mr. Nelson’s death. “Change of Control” as defined in the 2016 Plan means (i) a sale of all or substantially all of the Company’s assets or (ii) a merger with another entity or an acquisition of the Company that results in the existing shareholders of the Company owning less than fifty percent (50%) of the outstanding shares of capital stock of the surviving entity following such transaction.

In the years ended December 31, 2017 and 2016, stock based compensation expense of $167 and $55, respectively, was recognized for the August 31, 2016 RSGA.

Restricted Stock Grants to Sunworks United Principals

During the year ended December 31, 2014, the Company entered into RSGAs with the three former principals of Sunworks United, intended to provide incentive to the recipients to ensure economic performance of the Company. All shares issuable under the RSGAs are performance-based shares and are valued as of the grant date at $5.12 per share. Each of the RSGAs provide for the issuance of up to 276,924 shares of the Company’s common stock in the aggregate to the recipients provided certain milestones are met in certain stages as follows: a) If the Company’s aggregate net income from operations, for any trailing four (4) quarters equals or exceeds $2 million, the Company will issue each of the recipients 92,308 shares of common stock and 276,924 shares in the aggregate; b) If the Company’s aggregate net income from operations, for any trailing four (4) quarters exceeds $3 million, the Company will issue each recipient 92,308 shares and 276,924 shares of common stock in the aggregate; c) If the Company’s aggregate net income from operations, for any trailing four (4) quarters exceeds $4 million, the Company will issue to each recipient 92,307 and 276,924 shares in the aggregate. Based on the probability that the first milestone would be achieved the Company recognized $100 in stock compensation expense during the year 2015. As of September 30, 2016, the Company achieved each of the three milestones. During the quarter ended June 30, 2016 the Company issued 276,924 shares in aggregate associated with the first milestone. The issuance of the remaining 553,845 shares was completed on March 16, 2017. The stock based compensation expense associated with the achievement of the second and third milestones totaled $2,837 and was recognized in the quarter ended September 30, 2016. No additional compensation expense was required with the issuance March 2017 issuance of the 553,846 common shares.

Restricted Stock Grants to Employees

During the year ended December 31, 2014, the Company entered into RSGAs with certain employees of Sunworks United, intended to provide incentive to the recipients to ensure certain economic performance of the Company. All shares issuable under the RSGA are performance-based shares and are valued as of the grant date at $5.12 per share. Each of the RSGAs provides for the issuance of up to 38,462 shares of the Company’s common stock to each employee provided certain milestones are met in certain stages as follows: a) If the Company’s aggregate net income from operations, for any trailing four (4) quarters equals or exceeds $2 million, the Company will issue to each employee 12,821 shares of common stock and 64,105 shares in the aggregate; b) If the Company’s aggregate net income from operations, for any trailing four (4) quarters exceeds $3 million, the Company will issue each employee 12,821 shares of common stock and 64,105 shares in the aggregate; c) If the Company’s aggregate net income from operations, for any trailing four (4) quarters exceeds $4 million, the Company will issue each employee 12,820 and 51,280 shares in the aggregate. Based on the probability that the first milestone would be achieved the Company recognized $33 in stock compensation expense during the year 2015. As of September 30, 2016, the Company achieved each of the three milestones. During the quarter ended June 30, 2016 the Company issued 64,105 shares in aggregate associated with the first milestone. The issuance of the remaining 115,385 shares was completed on March 16, 2017. The stock based compensation expense associated with the achievement of the second and third milestones totaled $591 and was recognized in the quarter ended September 30, 2016. No additional compensation expense was required with the March 16, 2017 issuance of the 115,385 common shares.

Restricted Stock Grant to Former CFO

On February 1, 2015, the Company entered into a RSGA with its former Chief Financial Officer, intended to provide incentive to the former CFO to ensure certain economic performance of the Company. All shares issuable under the RSGA are performance-based shares and are valued as of the grant date at $4.21 per share. The RSGA provides for the issuance of up to 115,385 shares of the Company’s common stock provided certain milestones are met in certain stages as follows: a) If the Company’s aggregate net income from operations, for any trailing four (4) quarters equals or exceeds $2 million, the Company will issue 38,462 shares of common stock; b) If the Company’s aggregate net income from operations, for any trailing four (4) quarters exceeds $3 million, the Company will issued 38,462 shares of common stock; c) If the Company’s aggregate net income from operations, for any trailing four (4) quarters exceeds $4 million, the Company will issue 38,461. As of September 30, 2016, the Company achieved each of the three milestones. During the quarter ended June 30, 2016 the Company issued 38,462 shares associated with the first milestone. The issuance of the remaining 76,723 shares was completed on March 16, 2017. The stock based compensation expense associated with the achievement of the second and third milestones totaled $324 and was recognized in the quarter ended September 30, 2016. No additional compensation expense was required with the March 16, 2017 issuance of the 76,923 common shares.

The total combined option and restricted stock compensation expense recognized, in the statement of operations, during the years ended December 31, 2017 and 2016 was $1,159 and $6,041, respectively.

Warrants

As of December 31, 2017, the Company had 2,997,000 common stock purchase warrants outstanding. The warrants have an issuance date of March 9, 2015 and will expire on March 9, 2020.

A summary of the Company’s warrant activity and related information follows:

	December 31, 2017		December 31, 2016
		Weighted		Weighted
	Number	average	Number	average
	of	exercise	of	exercise
	Warrants	price	Warrants	price
Outstanding, beginning of period	2,997,000	4.15	2,997,000	$4.15
Granted	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Outstanding, end of period	2,997,000	$4.15	2,997,000	$4.15
Exercisable at the end of period	2,997,000	$4.15	2,997,000	$4.15
Weighted average fair value of options granted during the period		$4.15		$4.15

10. INCOME TAXES

The Company files income tax returns in the U.S. federal jurisdiction and the state of California. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2014.

Deferred income taxes have been provided by temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. To the extent allowed by GAAP, we provide valuation allowances against the deferred tax assets for amounts when the realization is uncertain. Included in the balances at December 31, 2017 and 2016, are no tax positions for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

The Company’s policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the periods ended December 31, 2017 and 2016, the Company did not recognize interest and penalties.

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the year ended December 31, 2017 and 2016 due to the following:

	2017	2016
Net income (loss)	$(2,838)	$(3,705)
Depreciation and amortization	(38)	128
Stock compensation expense	455	2,386
Amortization of debt discount	317	379
Other	281	-
Valuation allowance	1,823	812

Income tax expense	$-	$-

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

At December 31, 2017, the Company had net operating loss carry-forwards of approximately $10.1 million that may be offset against future taxable income through 2037. No tax benefit has been reported in the 2017 financial statements, since the potential tax benefit is offset by a valuation allowance of the same amount.

Net deferred tax assets consist of the following components as of December 31, 2017 and 2016:

	2017	2016
Deferred tax assets:
NOL carryover	$2,771	$2,473
R&D carryover	172	172
Other	219	125

Deferred tax liabilities:
Depreciation	(152)	(180)
	3,010	2,590
Less valuation allowance	(3,010)	(2,590)

Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry-forwards for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry-forwards may be limited as to use in future years.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cut and Jobs Act (the “Tax Act”). The Tax Act establishes new tax laws that affects 2018 and future years, including a reduction in the U.S. federal corporate income tax rate to 21%, effective January 1, 2018. For certain deferred tax assets and deferred tax liabilities, we have recorded a provisional decrease of $1,074, with a corresponding net adjustment to valuation allowance of $1,074 as of December 31, 2017.

11. COMMITMENTS AND CONTINGENCIES

Sunworks United leases 27,530 square feet of mixed used space consisting of office and warehouse facilities in Roseville, California, at a monthly lease rate of $20. The lease expires in December 2021.

Sunworks United leases 2,846 square feet of retail space in Rocklin, California, at a monthly lease rate of $9. The lease expires in May 2021.

Sunworks United leases 5,304 square feet of office space in Rocklin, California, at a monthly lease rate of $6. The lease expires in May 2021. Sunworks is the sublessor through May 2021. Sublessee’s monthly payments began in August 2017 at a rate of $5 per month.

Sunworks United leases 7,000 square feet of mixed used space consisting of office and warehouse facilities in Reno, Nevada at monthly lease rate of $4. The lease expires in February 2019.

Sunworks United leases approximately 3,179 square feet of mixed used space consisting of office and warehouse facilities in Rancho Cucamonga, California, at a monthly lease rate of $5. The lease expires in July 2019.

Sunworks Inc. leases 15,600 square feet of mixed used space consisting of office and warehouse facilities from an entity controlled by the former sole shareholder of Plan B Enterprises, Inc. and current Series B Preferred Shareholder of the Company in Durham, California, at a monthly lease rate of $8. The initial lease expires in December 2018.

Sunworks United leases 5,000 square feet of mixed used space consisting of office and warehouse facilities in Tulare, California at monthly lease rate of $4. The lease expires in July 2019.

Sunworks United leases 3,560 square feet of mixed used space consisting of office and warehouse facilities in Campbell (San Jose), California at monthly lease rate of $4. The lease expires in January 2022.

Sunworks United leases 800 square feet of mixed used space consisting of office and warehouse facilities in White City, Oregon at monthly lease rate of $1. The lease is month-to-month.

Sunworks United leases office space in Palm Springs, California at monthly lease rate of $1. The lease expires in April 2018.

At December 31, 2017, commitments for minimum property rental were as follows:

For the twelve months ended:
2018	$739
2019	563
2020	497
2021	367
2022 and thereafter	5
Total	$2,171

Sunworks United leases 65 vehicles for use in operations, selling and marketing, general and administrative activities Vehicle leases have average monthly lease rate of $1.

At December 31, 2017, commitments for minimum vehicle payments were as follows:

For the twelve months ended:
2018	$457
2019	240
2020	58
2021	22
2022 and thereafter	-
Total	$777

12. MAJOR CUSTOMER/SUPPLIERS

For the years ended December 31, 2017 and 2016 we had no customers that represented more than 10% of revenue.

For the years ended December 31, 2017 and 2016 the following suppliers represented more than 10% of Costs of Goods Sold:

	2017	2016
Wesco	11.2%	6.6%
SunPower	3.9%	25.3%
Hanwha Q Cells	7.2%	15.9%

13. RELATED PARTY TRANSACTIONS

In October 2015, the Company entered into a consulting agreement with John Van Slooten. Mr. Slooten served as a Director of the Company from December 2014 through December 2017. The consulting services included, but were not be limited to, consulting on and assisting with sourcing, assessing, modeling, due diligence and documentation with respect to potential acquisition candidates for the Company. The agreement was subject to the provisions for termination with the term of the Agreement. The Agreement commenced on October 1, 2015, terminating on September 30, 2018. The Company agreed to pay Mr. Van Slooten, $33,000 upon signing and $9,300 per month plus out-of-pocket expenses. The Company terminated this Agreement in December of 2016.

14. SUBSEQUENT EVENTS

None.

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

As of December 31, 2017, we carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation and due to the need for a stronger internal controls environment relating to revenue activities, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Management has identified control deficiencies regarding the need for a stronger internal controls environment relating to revenue activities. Management initially identified and disclosed this deficiency as part of the 2016 annual report. Management has taken steps to remediate these control deficiencies including revised work in process review procedures, enhanced financial reporting reviews processes, and the retention of additional qualified personnel. Management believes that the controls currently in place are adequate, but we have not had sufficient time to monitor the new controls to validate their effectiveness. As such, the material weakness still existed as of December 31, 2017.

Because of the above material weakness, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2017, based on the criteria established in “Internal Control-Integrated Framework” issued by the COSO.

Changes in Internal Control Over Financial Reporting

Other than the control improvements discussed in Management’s Report on Internal Control Over Financial Reporting above, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

No Attestation Report by Independent Registered Accountant

The effectiveness of our internal control over financial reporting as of December 31, 2017 has not been audited by our independent registered public accounting firm by virtue of our exemption from such requirement as a smaller reporting company.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following persons are our executive officers and directors, and hold the offices set forth opposite their names.

Name	Age	Position
Charles Cargile	53	Chief Executive Officer and Director
Paul C. McDonnel	61	Chief Financial Officer
James B. Nelson	65	Chairman and Director
Frank L. Hunt	67	Director
Shane Mace	52	Director
Rhone Resch	51	Director

The following is a brief account of the business experience during the past five years of each of our directors and executive officers:

Charles F. Cargile has been the Chief Executive Officer of the Company since March 2017. Mr. Cargile is also a Director of the Company, a position he has held since September 2016. From July 2016 to September 2016, Mr. Cargile served as an Executive Advisor to MKS Instruments which acquired Newport Corporation (“Newport”) in April 2016. Prior to that, since 2000, Mr. Cargile served in various capacities at Newport including Chief Financial Officer, Vice President and Senior Vice President. In addition, Mr. Cargile served as Treasurer of Newport from April 2013 until Newport’s acquisition and previously from February 2005 until April 2010. Prior to joining Newport, Mr. Cargile served in various capacities at York International Corporation (now a division of Johnson Controls, Inc.) since 1998 including Vice President, Finance and Corporate Development and Corporate Controller and Chief Accounting Officer. From February 1995 to November 1998 Mr. Cargile served as Corporate Controller and Chief Accounting Officer of Flowserve Corporation (“Flowserve”) and was employed by Flowserve in various other capacities prior to February 1995. Mr. Cargile currently serves on the board of directors of Photon Control and is a member of the Audit Committee and Chairman of the Compensation Committee.

Mr. Cargile qualifies to serve on the Company’s Board because of his experience as an executive and his financial background.

Paul C. McDonnel joined the Company in September 2016 as its Chief Financial Officer. Prior to joining Sunworks, Mr. McDonnel has served as the President of Vulcan Prevision Linings since 2010. From 2009 until 2010 Mr. McDonnel served as the Chief Operating Officer of Franklin Convey Products, LLC. From 2006 until 2009 he served as the Controller & Chief Financial Officer of Arrowhead Research Corp., (NASDAQ: ARWR). From 2003 until 2005 Mr. McDonnel served as the Chief Executive Officer of Quality Imaging Products, and from 1999 until 2003 he served as the Chief Financial Officer and Senior Manager-Operations of Recall Secure Destruction Services. From 1994 to 1998 Mr. McDonnel served as the VP of Operations and Chief Operating Officer of Reid Plastics, Inc. (“Reid”). From 1990 until 1994 he served as Reid’s Chief Financial Officer. From 1987 to 1990 Mr. McDonnel served as the Vice President of Finance of Trojan Enterprises. From 1982 until 1987 he served in the audit practice of the Small Business Division of the Los Angeles office of Arthur Andersen & Co. Mr. McDonnel received both a Master of Arts - Management Accounting and Bachelor of Science – Accounting from Brigham Young University. Mr. McDonnel is a Certified Public Accountant in the State of California.

James B. Nelson has been a director for the Company since October 2010. Mr. Nelson served as the Chief Executive Officer of the Company from October 2010 until March 2017. Mr. Nelson also served as Interim Chief Financial Officer from August 2012 until February 2014. Mr. Nelson began his executive career 30 years ago at Bain and Company, a business strategy consulting firm, where he managed teams of consultants on four continents solving CEO-level programs for global companies. Prior to joining Sunworks, he spent 20 years working in the private equity industry as both a capital partner and operating CEO to portfolio companies. Mr. Nelson was a general partner at Peterson Partners (2007-2009) and at Millennial Capital Partners (1991-2010—previously known as Invest West Capital). In addition to his responsibilities in acquisition and divestiture, Mr. Nelson worked as an executive of several portfolio companies. He served as chief executive officer of Euro-Tek Store Fixture, LLC, chairman of the board of American Retail Interiors, chairman of the board and chief executive officer of Panelview Inc. and chairman of the board of Critical Power Exchange, as well as sitting on numerous boards both in and out of the private equity funds’ portfolios. Prior to his years in private equity, Mr. Nelson served as Vice President of Marketing at Banana Republic/The Gap, where he managed company-wide marketing, as well as the initial international expansion of Banana Republic. He was also general manager for Banana Republic’s catalog division. He also served as Vice President of Marketing and Corporate Development at Saga Corporation, a multi-billion dollar food service company. Mr. Nelson received his MBA from Brigham Young University, where he graduated summa cum laude and was named the Outstanding Master of Business Administration Graduate.

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

Rhone Resch has served as a director of the Company since November 2016. Mr. Resch is currently President and CEO of The Energy Advisors. From 2004 to 2016, Mr. Resch served as the President and Chief Executive Officer of Solar Energy Industries Association. From 1998 until 2004, he served as the Senior Vice President of Natural Gas Supply Association, and from 1994 until 1998 he served as the Program Manager of the United State Environmental Protection Agency – Office of Air and Radiation. From 1992 until 1994 Mr. Resch served as a Senior Analyst at Project Performance Corporation. Mr. Resch received a Bachelor of Arts, English/Natural Resources from the University of Michigan, a Master of Environmental Science from State University of New York and a Master of Public Administration, Management from Syracuse University.

Mr. Resch is qualified to serve as a Director because of his industry expertise and corporate leadership experience.

Daniel Gross has been appointed to serve as a director of the Company with an effective date of April 2, 2018. Shane Mace has resigned as a director, which resignation will become effective on April 2, 2018.

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

Compliance with Section 16(a) of Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. These persons are required by regulation to furnish us with copies of all Section 16(a) reports that they file. Based on our review of the copies of these reports received by us, or written representations from the reporting persons that no other reports were required, we believe that, during fiscal 2017, all filing requirements applicable to our current officers, directors and greater than 10% beneficial owners were complied with.

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

Committees of the Board of Directors

Audit Committee. The Board has a standing Audit Committee, consisting of Messrs. Frank Hunt (Chairman) Shane Mace, and Rhone Resch. The Audit Committee acts under a written charter, which more specifically sets forth its responsibilities and duties, as well as requirements for the Audit Committee’s composition and meetings. The audit committee charter is available on the Company’s website (www.sunworksusa.com). The Audit Committee held 5 meetings during the fiscal year ended December 31, 2017.

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

Corporate Governance/Nominating Committee. The Board has a standing Corporate Governance/Nominating Committee. The Nominating and Governance Committee consists of Messrs. Rhone Resch (Chairman), Frank Hunt, and Shane Mace. The Nominating and Governance Committee acts under a written charter, which more specifically sets forth its responsibilities and duties, as well as requirements for its composition and meetings. The corporate governance/nominating committee charter is available on the Company’s website (www.sunworksusa.com). The Corporate Governance/Nominating Committee held 1 meeting during the fiscal year ended December 31, 2017.

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

The Corporate Governance/Nominating Committee does not have a formal policy that requires it to consider any director candidates that might be recommended by shareholders but adheres to the Company’s By-Laws provisions and Securities and Exchange Commission rules relating to proposals by shareholders. The Corporate Governance/Nominating Committee of the Board of Directors is responsible for identifying and selecting qualified candidates for election to the Board of Directors prior to each annual meeting of the Company’s shareholders. In identifying and evaluating nominees for director, the Corporate Governance/Nominating Committee considers each candidate’s qualities, experience, background and skills, as well as other factors, such as the individual’s ethics, integrity and values which the candidate may bring to the Board of Directors.

The Board has determined that all the members of the Corporate Governance/Nominating Committee are “independent” under the current listing standards of NASDAQ.

Compensation Committee. The Board has a standing Compensation Committee. The Compensation Committee of the Board is composed entirely of directors who are not our current or former employees, each of whom meets the applicable definition of “independent” as defined by the rules of the Nasdaq Stock Market. None of the members of the Compensation Committee during fiscal 2017 (i) had any relationships requiring disclosure by the Company under the SEC’s rules requiring disclosure of related party transactions or (ii) was an executive officer of a company of which an executive officer of the Company is a director. The current members of the Compensation Committee are Messrs. Shane Mace (Chairman), Rhone Resch and Frank Hunt. The Compensation Committee has no interlocks with other companies. The compensation committee charter is available on the Company’s website (www.sunworksusa.com). The Compensation Committee held 4 meetings during the fiscal year ended December 31, 2017.

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

Board of Directors Leadership Structure and Role in Risk Oversight.

Our Board is responsible for the selection of the Chairman of the Board and the Chief Executive Officer. James Nelson, who previously served as our Chief Executive Officer, serves as our Chairman.

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

The Elements of Sunworks’ Compensation Program

Base Salary

Executive officer base salaries are based on job responsibilities and individual contribution. The board reviews the base salaries of our executive officers, including our Named Executive Officers, considering factors such as corporate progress toward achieving objectives (without reference to any specific performance-related targets) and individual performance experience and expertise. None of our Named Executive Officers have employment agreements with us. Additional factors reviewed by the board of directors in determining appropriate base salary levels and raises include subjective factors related to corporate and individual performance. For the year ended December 31, 2017, the board of directors approved all executive officer base salary decisions.

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

Equity Incentive Awards

In March 2016, the Company’s Board of Directors adopted the 2016 Plan and in June 2016, the stockholders adopted the same. The maximum number of shares of common stock that may be issued under the 2016 Plan is 1,800,000. The 2016 Plan is currently administered by the Company’s Compensation Committee. The 2016 Plan authorizes grants of stock options, stock appreciation rights and restricted stock awards to officers, employees, directors of the Company as well as consultants who are selected by the Compensation Committee to receive an award. No option shall be exercisable more than 10 years after the date of grant. No option granted under the 2016 Plan is transferable by the individual or entity to whom it was granted otherwise than by will or laws of descent and distribution, and, during the lifetime of such individual, is not exercisable by any other person, but only by the recipient.

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

Separation and Change in Control Arrangements

On September 26, 2017, we entered into a Change of Control Agreement our Chief Executive Officer, Charles Cargile and, on September 22, 2017, with Paul McDonnel, our Chief Financial Officer of the Company, and Kirk Short, President of Agricultural, Commercial and Industrial, to provide each of the employees with certain severance benefits in the event the employee’s employment with the Company terminates under certain circumstances.

Pursuant to the Change of Control Agreements, if within three months prior to a change of control or twenty-four months after a change of Control (the “Change of Control Period”), the employee’s employment terminates as a result of an involuntary termination or a resignation for good reason, then the Company has agreed, upon the terms and subject to the conditions of the Change of Control Agreements, to pay to the employees: (i) any accrued and unpaid base salary as of the date of the employment termination; (ii) any accrued and unpaid value of unused paid time off; (iii) any accrued reimbursement for expenses incurred by the employees prior to the termination of the employee; (iv) any accrued and unpaid cash incentive bonus with respect to the most recent fiscal year; (v) severance payments to our CEO and to the employees as set forth in each respective Agreement; and (vi) health benefits to the employees for a period of eighteen months, in the case of CEO and twelve months, in the case of the other employees. In addition, the employee’s outstanding options, stock appreciation rights, restricted stock awards and other equity-based awards as of the date of termination of the employee shall immediately vest and become exercisable.

The tables below estimate the current value of amounts payable in the event that a change in control occurred on December 31, 2017. The following tables exclude certain benefits, such as accrued vacation, that are available to all employees generally. The actual amount of payments and benefits that would be provided can only be determined at the time of a change in control and/or the qualifying separation from our Company.

Name	Base Salary (1)	Annual Incentive Bonus (2)	Value of Stock Awards Accelerated (3) (4)	Value of Stock Options Accelerated (3) (5)
Charles Cargile	$600,000	-	$525,000	-
Paul McDonnel	202,000	-	-	-
Kirk Short	140,000	-	-	-

(1)	Base salary is equal to 24 months of salary for Mr. Cargile and 12 months of salary for Mr. McDonnel and Mr. Short.
(2)	As no annual bonus amount is guaranteed, this carries zero value at 12/31/2017.
(3)	Based on the last sale price of the Company’s common stock as quoted on the NASDAQ Market at the closing on December 31, 2017, which was $1.05 per share.
(4)	Based on 500,000 stock awards that are full unvested at 12/31/2017.
(5)	As the stock value at 12/31/17 is lower than the exercise price for all options that would be accelerated, there is not value associated to these.

Upon the terms and subject to the conditions of the Agreement, if the Employee’s employment with the Company terminates during the Change of Control Period other than as a result of an Involuntary Termination (as defined in the Agreement) or a Resignation for Good Reason (as defined in the Agreement), including termination due to Employee’s disability or death, then the Employee shall receive his accrued and unpaid base salary, any accrued and unpaid value of unused paid time off, any accrued reimbursement for expenses incurred and any accrued and unpaid cash incentive bonus with respect to the most recent fiscal year.

At the date of each acquisition of our subsidiaries, we established three-year employment agreements with the owners and have entered into employment agreements with the former owners of Solar United Network, Inc., Emil Beitpolous and Mikhail Podnebesnyy; and the former owner of Elite, Kirk Short. Pursuant to the terms of the employment agreements, none of these are eligible for specific benefits or payments if their employment or engagement terminates in a separation or if there is a change of control.

Executive Officer Compensation

The following table sets forth the total compensation paid in all forms to the executive officers of the Company and includes our principal executive officer, our principal operating officer and our principal financial officer during the periods indicated:

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards(1)(3)	Option Awards(2)	Non-Equity Incentive Plan Compensation	Non- Qualified Deferred Compensation Earnings	All Other Compensation(4)	Total

Charles F. Cargile, Chief Executive	2017	$222,700	$0	$187,500	$61,489	0	0	31,200	$502,900
Officer	2016	0	0	0	16,700	0	0	8,500	25,200

James B. Nelson, Executive	2017	$196,300	$150,000	$167,300	$80,600	0	0	0	$594,200
Chairman	2016	310,000	300,000	55,800	43,800	0	0	0	709,600

Abe Emard, Chief	2017	$171,600	$150,000	$0	$68,900	0	0	0	$390,500
Operating Officer (5)	2016	173,700	14,600	1,418,300	35,000	0	0	0	1,641,600

Paul McDonnel, Chief Financial	2017	$198,300	$50,000	$0	$38,300	0	0		$286,600
Officer	2016	$67,400	$0	0	3,800	0	0		$71,200

(1)	The amount reflected in this column is the compensation cost recognized by the Company during fiscal years 2017 and 2016 under Statement of Financial Accounting Standard No. 123R (Share-Based Payment) for grants made. The fair value of each restricted stock grant is estimated on the date of grant using the closing price of our common stock on the date of the grant as reported on the NASDAQ.

(2)	The amount reflected in this column is the compensation cost recognized by the Company during fiscal years 2017 and 2016 under Statement of Financial Accounting Standard No. 123R (Share-Based Payment) for grants made in 2017 and 2016. The fair value of each grant is estimated on the date of grant using the Black-Scholes option-pricing model.

(3)	On September 23, 2013, Mr. Nelson was granted 769,231 restricted shares of our common stock. These shares vest according to a schedule of performance goals, which is described below under “Restricted Stock.” As of December 31, 2015, half of the restricted stock in this award had vested and issued, based on the achievement of two performance milestones: the achievement of $10 million in revenues in a 12-month period of time and the achievement of $10 million in market value. The vesting of the second half of the shares is based on the achievement of $2,000,000 in GAAP Net Profit in a 12-month period.

(4)	On September 7, 2016 Charles Cargile was announced as an independent Board member. On March 29, 2017 Mr. Cargile was announced as the Chief Executive Officer. Prior to his appointment as Chief Executive Officer, Mr. Cargile received compensation as a Board member and consultant.

(5)	Abe Emard has resigned from his position with the Company, effective on March 9, 2018.

Employment Agreements

We have entered into employment agreements as follows:

On March 29, 2017, we entered into an at-will employment agreement with our Chief Executive Officer. Pursuant to the terms of the employment agreement, Mr. Cargile receives a base salary of $300,000 per year and a discretionary bonus, provided, however, for the fiscal year ending December 31, 2017, Mr. Cargile shall be entitled to a minimum bonus equal to 3% of the operating earnings of the Company but shall receive a bonus that is not less than the bonus paid to next highest executive of the Company. The employment agreement also provides for a restricted stock grant of 500,000 shares, one third of which shall vest on the one-year anniversary of the grant, and the balance of which shall vest in twenty-four equal monthly installments commencing on the one-year anniversary of the grant.

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

Outstanding Equity Awards

The following table sets forth information with respect to unexercised stock options, stock that has not vested, and equity incentive plan awards held by our executive officers at December 31, 2017.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards					Stock Awards
Name and Principal Position	Number of Securities Underlying Unexercised Options Exercisable		Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date	Number of Shares of Stock that Have not Vested		Market Value of Shares of Stock that Have not Vested

Charles F. Cargile	33,750	(2)	16,250	$2.88	9/1/21	500,000	(1)	$525,000	(8)
Chief Executive Officer	10,556	(2)	39,444	1.50	5/17/22

James B. Nelson	576,932	(4)	0	1.30	12/31/20	384,616	(6)	403,846	(8)
Executive Chairman	192,308	(5)	0	0.26	12/31/20	173,077	(7)	181,730	(8)

Paul C. McDonnel	18,935	(2)	31,065	2.39	11/17/21
Chief Financial Officer	6,333	(2)	23,667	1.50	5/17/22

Abe Emard (9)	30,000	(3)	30,000	2.68	4/13/21
Chief Operating Officer	8,444	(2)	31,556	1.50	5/17/22

(1)	On March 29, 2017, Mr. Cargile was granted 500,000 restricted shares of our common stock subject to the Sunworks, Inc. 2016 Equity Incentive Plan, (the “2016 Plan”). All shares issuable under the RSGA are valued as of the grant date at $1.50 per share. The restricted shares shall vest as follows: 166,667 of the restricted shares shall vest on the one (1) year anniversary of the effective date, and the balance, or 333,333 restricted shares, shall vest in twenty-four (24) equal monthly installments commencing on the one (1) year anniversary of the effective date.

(2)	Options granted pursuant to the 2016 Equity Incentive Plan (the “2016 Plan”) and vest over 1/36th per month.

(3)	Options granted pursuant to the 2016 Equity Incentive Plan (the “2016 Plan”) and vest in two equal installments on June 29th of 2017 and 2018.

(4)

On July 22, 2010, Mr. Nelson was granted nonqualified stock options to purchase 576,923 shares of our common stock at an exercise price of $1.30 per share exercisable until December 31, 2020 in consideration for his services to us. These stock options vest 1/36th per month, commencing on August 21, 2010, on a monthly basis for as long as Mr. Nelson is an employee or consultant of Sunworks.

(5)	On November 1, 2012, Mr. Nelson was granted nonqualified stock options to purchase 192,308 shares of our common at an exercise price of $0.26 per share exercisable on a cash or cashless basis until November 1, 2019 for his services to the Company. These stock options vest according to the following schedule: 53,419 on the date of grant, 5,342 on the first day of each month thereafter commencing on December 1, 2012 until December 1, 2014, and then 5,342 on January 1, 2015; provided Mr. Nelson is an employee or consultant of Sunworks. As of January 1, 2015, all of Mr. Nelson’s options are fully vested.

(6)

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

(7)	In August 2016, Sunworks granted Mr. Nelson a restricted stock grant of 250,000 shares of the Company’s common stock pursuant to the terms of the Company’s 2016 Equity Incentive Plan (the “2016 Plan”). All shares issuable under the RSGA are valued as of the grant date at $2.90 per share. The restricted stock grant to Mr. Nelson will vest upon the earlier of (i) January 1, 2021, (ii) a Change of Control as defined in the 2016 Plan (iii) upon Mr. Nelson’s retirement or (iv) upon Mr. Nelson’s death. “Change of Control” as defined in the 2016 Plan means (i) a sale of all or substantially all of the Company’s assets or (ii) a merger with another entity or an acquisition of the Company that results in the existing shareholders of the Company owning less than fifty percent (50%) of the outstanding shares of capital stock of the surviving entity following such transaction.

(8)	Based on the last sale price of the Company’s common stock as quoted on the NASDAQ Market at the closing on December 31, 2017, which was $1.05 per share.

(9)	Abe Emard has resigned from his position with the Company, effective on March 9, 2018

Restricted Stock

During fiscal year ended December 31, 2017, subject to the Company’s 2016 Equity Incentive Plan, the Company entered into a restricted stock grant agreement, or RSGA, with its new Chief Executive Officer, Charles F. Cargile. All shares issuable under the RSGA are valued as of the grant date at $1.50 per share. The RSGA provides for the issuance of up to 500,000 shares of the Company’s common stock. The restricted shares shall vest as follows: 166,667 of the restricted shares shall vest on the one (1) year anniversary of the effective date, and the balance, or 333,333 restricted shares, shall vest in twenty-four (24) equal monthly installments commencing on the one (1) year anniversary of the effective date.

During fiscal year ended December 31, 2016, we granted to our former Chief Executive Officer a restricted stock grant of 250,000 shares of the Company’s common stock pursuant to the terms of the Company’s 2016 Equity Incentive Plan. The restricted stock grant to Mr. Nelson will vest upon the earlier of (i) January 1, 2021, (ii) a Change of Control as defined in the 2016 Plan (iii) upon Mr. Nelson’s retirement or (iv) upon Mr. Nelson’s death. “Change of Control” as defined in the 2016 Plan means (i) a sale of all or substantially all of the Company’s assets or (ii) a merger with another entity or an acquisition of the Company that results in the existing shareholders of the Company owning less than fifty percent (50%) of the outstanding shares of capital stock of the surviving entity following such transaction.

The grant was made in recognition of the efforts of Mr. Nelson leading the Company through the uplisting and financing transaction consummated by the Company in 2015.

Option Exercises and Stock Vested

During the fiscal year ended December 31, 2017, Mark Richardson, a former Board member, executed a cashless conversion of 53,419 options, resulting in 41,773 shares issued.

Director Compensation

The following table sets forth certain information regarding the compensation paid to our directors during the fiscal year ended December 31, 2017:

Director Compensation

Name	Fees earned or cash paid	Stock Awards	Option Awards	All other compensation	Total

Frank Hunt	$36,000		15,000	$	$36,000
John Van Slooten (1)	$36,000		10,000		$36,000
Brigham Tomco (2)	$36,000		10,000		$36,000
Shane Mace (4)	$36,000		10,000		$36,000
Charles Cargile (3)	$29,000		50,000		$29,000
Rhone Resch	$36,000		10,000		$36,000

(1)	Resigned as a member of the Board of Directors on December 19, 2017.
(2)	Resigned as a member of the Board of Directors on December 19, 2017.
(3)	Appointed as Chief Executive Officer on April 2, 2017.
(4)	Resigned as a member of the Board of Directors effective April 2, 2018.

Commencing on April 13, 2016, the amount paid to independent directors was increased to $3,750 per meeting, payable $1,250 per month for a total of up to $15,000 per year, assuming four meetings, with a pro rata adjustment if there were more or less than four meetings. In September 2016, the compensation paid to non-employee Board members was increased from $1,250 per month to $3,000 per month. Option awards granted to directors of the Company pursuant to the Company’s 2016 Equity Incentive Plan were modified to provide for vesting in one-half increments over a two-year period instead of vesting in one-third increments over a 3-year period. Directors may also be reimbursed their expenses for travelling, hotel and other expenses reasonably incurred in connection with attending board or committee meetings or otherwise in connection with the Company’s business.

As of December 31, 2017, there are no other cash compensation arrangements in place for members of the Board of Directors acting as such.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table is based upon 23,150,930 shares of common stock outstanding as of March 28, 2018, and sets forth, based on the public filings of such individuals and entities and our knowledge of securities issued by us to them, certain information concerning the ownership of voting securities of: (i) each current member of the Board, (ii) our Chief Executive Officer and other executive officers named in the Summary Compensation Table, (iii) all of our current directors and executive officers as a group and (iv) each beneficial owner of more than 5% of the outstanding shares of any class of our voting securities.

	Common Stock		Preferred Stock		All Stock
	Number of Shares	Percentage	Number of Shares	Percentage	Number of	Percentage
Name of Beneficial Owner (1)	Owned (2)	Owned (2)(3)	Owned (2)(4)	Owned (2)(3)(4)	Votes (2)(4)	Owned (2)(3)(4)

James Nelson (5)	1,106,733	4.6%	-	* %	1,106,733	4.6%
Paul McDonnel (6)	51,904	0.2%	-	*	51,904	0.2%
Frank Hunt (7)	68,629	0.3%	-	*	68,629	0.3%
Shane Mace (8)	60,554	0.3%	-	*	60,554	0.3%
Charles Cargile (9)	300,210	1.3%	-	*	300,210	1.3%
Rhone Resch (10)	49,929	0.2%	-	*	49,929	0.2%
Kirk Short (11)	40,832	0.2%	1,506,024	100%	1,546,856	6.7%
All officers and directors as a group (7 persons)	1,678,832	7.1%	1,506,024	100%	3,184,856	13.6%

(1) The address for our officers and directors is c/o of the Company, 1030 Winding Creek Road, Suite 100, Roseville, California 95678.

(2) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of March 28, 2018 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

(3) Percentage based on 23,150,930 shares of Common Stock issued and outstanding at March 28, 2018.

(4) James Nelson was issued 4,400 shares of Series A Preferred Stock by the Company on January 9, 2015, which were automatically redeemed and converted to 170 shares of Common Stock upon the listing of the Company’s common stock for trading on the Nasdaq Capital Market which occurred on March 4, 2015.

(5) Includes (a) 146,000 shares of common stock, (b) 960,773 shares underling options that are vested and currently exercisable and options which may be exercisable in the next 60 days.

(6) Includes (a) 15,525 shares of common stock, (b) 36,379 shares underling options that are vested and currently exercisable and options which may be exercisable in the next 60 days.

(7) Includes (a) 0 shares of common stock, (b) 68,629 shares underling options that are vested and currently exercisable and options which may be exercisable in the next 60 days.

(8) Includes (a) 0 shares of common stock, (b) 60,554 shares underling options that are vested and currently exercisable and options which may be exercisable in the next 60 days.

(9) Includes (a) 44,100 shares of common stock, (b) 256,110 shares underling options that are vested and currently exercisable and options which may be exercisable in the next 60 days.

(10) Includes (a) 0 shares of common stock, (b) 49,929 shares underling options that are vested and currently exercisable and options which may be exercisable in the next 60 days.

(11) Includes (a) 0 shares of common stock, (b) 40,832 shares underling options that are vested and currently exercisable and options which may be exercisable in the next 60 days.

Item 13. Certain Relationships and Related Transactions and Director Independence.

The following is a description of transactions since January 1, 2016, to which we have been a party in which the amount involved exceeded or will exceed $120,000 and in which any of our directors, executive officers, beneficial holders of 5% or more of our capital stock, or entities affiliated with them, had or will have a direct or indirect material interest:

In October 2015, the Company entered into a consulting agreement with John Van Slooten. Mr. Slooten served as a Director of the Company from December 2014 through December 2017. The consulting services included, but were not be limited to, consulting on and assisting with sourcing, assessing, modeling, due diligence and documentation with respect to potential acquisition candidates for the Company. The agreement was subject to the provisions for termination with the term of the Agreement. The Agreement commenced on October 1, 2015, terminating on September 30, 2018. The Company agreed to pay Mr. Van Slooten, $33,000 upon signing and $9,300 per month plus out-of-pocket expenses. The Company terminated this Agreement in December of 2016.

Director Independence

Our Board of Directors presently consists of five members. Our Board of Directors has determined that each of Messrs Hunt, Mace, and Resch are “independent,” as defined by SEC rules adopted pursuant to the requirements of the Sarbanes-Oxley Act of 2002 and as determined in accordance with Rule 4200(a)(15) of the Marketplace Rules of the Nasdaq Stock Market, Inc.

Item 14. Principal Accountant Fees and Services.

Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ending December 31, 2017 and 2016 were: $162,700 and $153,600, respectively. The fees were billed by Liggett & Webb, P.A., our independent auditors for the years ended December 31, 2017 and 2016 audits were $145,200 and $142,600, respectively.

Audit-Related Fees

The aggregate fees billed in either of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant’s financial statements and are not reported under item (1) for the fiscal years ending December 31, 2017 and 2016 were $2,500, and $3,500, respectively. Audit related fees primarily include fees due consent letters and to the acquisition audits for Plan B Enterprises, Inc. and MD Energy, LLC.

Tax Fees

The aggregate fees were billed for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning for the fiscal years ending December 31, 2017 and 2016 was $15,000 and $7,500, respectively.

All Other Fees

Other fees billed for professional services provided by the principal accountant, other than the services reported above, for the fiscal years ending December 31, 2017 and 2016 were $0 and $0.

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

(3) Exhibits.

The following exhibits are filed with this report, or incorporated by reference as noted:

2.1	Agreement and Plan of Merger dated August 6, 2015 with Plan B Enterprises, Inc. d/b/a Universal Racking Solutions, Kirk R. Short and Elite Solar Acquisition Sub., Inc. (Incorporated by reference to the current report on Form 8-K filed with the Securities and Exchange Commission on August 12, 2015).
2.2	Amendment No.1 dated October 30, 2015 to Agreement and Plan of Merger dated August 6, 2015(Incorporated by reference to the current report on Form 8-K filed with the Securities and Exchange Commission on November 2, 2015).
2.3	Amendment No.2 dated November 30, 2105 to Agreement and Plan of Merger dated August 6, 2015(Incorporated by reference to the current report on Form 8-K filed with the Securities and Exchange Commission on December 2, 2015).
3.1	Certificate of Incorporation (Incorporated by reference to the Form SB-2 Registration Statement filed with the Securities and Exchange Commission dated August 1, 2005).
3.2	Amendments to Certificate of Incorporation (Incorporated by reference to the Form SB-2 Registration Statement filed with the Securities and Exchange Commission dated August 1, 2005).
3.3	Amendment to Certificate of Incorporation (Incorporated by reference to the Form 10K filed with the Securities and Exchange Commission, dated July 15, 2009).
3.4	Amendment to Certificate of Incorporation (Incorporated by reference from the Definitive Information Statement on Schedule 14C filed by the Company with the Securities and Exchange Commission, dated August 30, 2010).
3.5	Amendment to Certificate of Incorporation filed with the Secretary of State on February 24, 2015 (Incorporated by reference to the current report on Form 8-K filed with the Securities and Exchange Commission on February 26, 2015)
3.6	Amendment to Certificate of Incorporation filed with the Secretary of State on April 16, 2015 (Incorporated by reference to the current report on Form 8-K filed with the Securities and Exchange Commission on April 21, 2015)
3.7	Amendment to Certificate of Incorporation filed with the Secretary of State on February 12, 2016 (Incorporated by reference to the current report on Form 8-K filed with the Securities and Exchange Commission on March 1, 2016)
3.8	Certificate of Designation of Series A Preferred Stock filed with the Secretary of State on January 9, 2015 (Incorporated by reference to the current report on Form 8-K filed with the Securities and Exchange Commission on January 13, 2015)
3.9	Certificate of Designation of Series B Preferred Stock filed with the Secretary of State on January 9, 2015 (Incorporated by reference to the current report on Form 8-K filed with the Securities and Exchange Commission on December 2, 2015)
3.10	Bylaws (Incorporated by reference to the Form SB-2 Registration Statement filed with the Securities and Exchange Commission dated August 1, 2005).
3.11	Amendment to Certificate of Incorporation filed with the Secretary of State on July 13, 2016 (Incorporated by reference to the current report on Form 8-K filed with the Securities and Exchange Commission on July 15, 2016)

4.1	Form of Warrant Agreement between Sunworks, Inc., Computershare Inc., and Computershare Trust Company, N.A. (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on March 5, 2015).
10.1	Non-statutory Stock Option Agreement with James B. Nelson, dated July 22, 2010 (Incorporated by reference from the Report on Form 8-K filed by the Company with the Securities and Exchange Commission, dated August 5, 2010)
10.2	Restricted Stock Grant Agreement, dated September 23, 2013, by and between Solar 3D, Inc., a Delaware corporation, as Grantor, and James B. Nelson, as Grantee (Incorporated by reference to the Form 8K filed with the Securities and Exchange Commission, dated September 26, 2013)
10.3	Stock Purchase Agreement by and among Solar United Network, Inc., Emil Beitpolous, Abe Emard, Richard Emard, Mikhail Podnebesnyy, and Solar 3D, Inc., dated October 31, 2013 (Incorporated by reference to the Form 8K filed with the Securities and Exchange Commission, dated November 6, 2013)
10.4	Addendum to Stock Purchase Agreement by and among Solar United Network, Inc., Emil Beitpolous, Abe Emard, Richard Emard, Mikhail Podnebesnyy, and Solar 3D, Inc., dated January 31, 2014 (Incorporated by reference to the Form 8K filed with the Securities and Exchange Commission, dated January 31, 2014)
10.5	Amendment to Restricted Stock Grant Agreement, dated May 1, 2014 by and between Solar 3D, Inc. and James B. Nelson (Incorporated by reference to the current report on Form 8-K filed with the Securities and Exchange Commission, dated May 2, 2014)
10.6	Second Amendment to Restricted Stock Grant Agreement, dated August 26, 2014 by and between Solar 3D, Inc. and James B. Nelson (Incorporated by reference to the current report on Form 8-K filed with the Securities and Exchange Commission, dated August 29, 2014)
10.7	Form of Restricted Stock Grant Agreement in connection with grants to Abe Emard, Emil Beitpolous and Mikhail Podnebesnyy (Incorporated by reference to the current report on Form 8-K filed with the Securities and Exchange Commission, dated October 3, 2014)
10.8	Asset Purchase Agreement dated November 3, 2014 between MD Energy, LLC, Daniel Mitchell, Andrea Mitchell and Solar 3D, Inc. (Incorporated by reference to the quarterly report on Form 10-Q filed on November 10, 2014)
10.9	Amended and Restated Asset Purchase Agreement dated February 28, 2015 between MD Energy, LLC, Daniel Mitchell, Andrea Mitchell and Solar 3D, Inc. (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on March 3, 2015)
10.10	Convertible Promissory Note issued February 28, 2105 (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on March 3, 2015)
10.11	Restricted Stock Grant Agreement, dated February 6, 2015, by and between Solar 3D, Inc., a Delaware corporation, as Grantor, and Tracy Welch, as Grantee (Incorporated by reference to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 31, 2015)
10.12	Sunworks, Inc. 2016 Equity Compensation Plan (incorporated by reference to Schedule 14A files May 18, 2016)
10.13	Credit Agreement between Solar 3D, Inc. and JP Morgan Chase Bank, N.A. dated December 31, 2016
10.14*	Employment Agreement effective as of March 29, 2017 between Sunworks, Inc. and Charles Cargile.
10.15	Form of Change of Control Agreement dated as of September 26, 2017 between Sunworks, Inc. and Charles Cargile. (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on September 28, 2017)
10.16	Form of Change of Control Agreement dated as of September 26, 2017 between Sunworks, Inc. and the officers party thereto. (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on September 28, 2017)
16.1	Letter from HJ Associates & Consultants (Incorporated by reference to the current report on Form 8-K filed on January 21, 2015)
21.1	Subsidiaries (Incorporated by reference to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 14, 2016.)
*31.1	Certification of Principal Executive Officer
*31.2	Certification of Principal Financial Officer
*32.1	Section 1350 Certificate of President and Chief Financial Officer

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

(b) Exhibits.

See (a)(3) above.

(c) Financial Statement Schedules.

See (a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNWORKS, INC.

By:	/s/ Charles F. Cargile
Chief Executive Officer & President
Principal Executive Officer

By:	/s/ Paul McDonnel
Chief Financial Officer
Principal Financial and Accounting Officer

Date: March 28, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Charles F. Cargile	Chief Executive Officer and President	March 28, 2018
Charles F. Cargile	(Principal Executive Officer)

/s/ Paul McDonnel	Chief Financial Officer	March 28, 2018
Paul McDonnel	(Principal Financial and Accounting Officer)

/s/ James B. Nelson	Chairman of the Board	March 28, 2018
James B. Nelson

/s/ Frank Hunt	Director	March 28, 2018
Frank Hunt

/s/ Shane Mace	Director	March 28, 2018
Shane Mace

/s/ Rhone Resch	Director	March 28, 2018
Rhone Resch

