Form 10-Q
period 2018-03-31
Sunworks, Inc.
filed 2018-05-15
CIK 1172631

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018.

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

Issuer’s telephone Number:(916) 409-6900

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

The number of shares of registrant’s common stock outstanding as of May 15, 2018 was 25,650,544.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

SUNWORKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2018 AND DECEMBER 31, 2017

(in thousands, except share and per share data)

	March 31, 2018	December 31, 2017
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$1,555	$6,356
Restricted cash	475	475
Accounts receivable, net	7,167	11,330
Inventory, net	6,578	4,450
Contract assets	3,716	3,790
Other current assets	166	2,081
Total Current Assets	19,657	28,482
Property and Equipment, net	1,140	1,233
Other Assets
Other deposits	71	68
Goodwill	11,364	11,364
Total Other Assets	11,435	11,432
Total Assets	$32,232	$41,147

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable and accrued liabilities	$9,690	$13,090
Contract liabilities	4,805	7,288
Customer deposits	2,801	2,905
Loan payable, current portion	231	229
Acquisition convertible promissory note, current portion	757	606
Total Current Liabilities	18,284	24,118

Long Term Liabilities
Loan payable	208	267
Convertible promissory notes	149	149
Acquisition convertible promissory notes	555	707
Warranty liability	277	246
Total Long-Term Liabilities	1,189	1,369
Total Liabilities	19,473	25,487

Shareholders’ Equity
Preferred stock Series B, $.001 par value; 5,000,000 authorized shares; 1,506,024 shares issued and outstanding	2	2
Common stock, $.001 par value; 200,000,000 authorized shares; 23,150,930 shares issued and outstanding	23	23
Additional paid in capital	72,232	72,000
Accumulated deficit	(59,498)	(56,365)
Total Shareholders’ Equity	12,759	15,660

Total Liabilities and Shareholders’ Equity	$32,232	$41,147

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUNWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

(in thousands, except share and per share data)

(unaudited)

	Three months ended
	March 31, 2018	March 31, 2017

Revenue	$13,447	$14,350

Cost of Goods Sold	11,036	11,572

Gross Profit	2,411	2,778

Operating Expenses
Selling and marketing expenses	1,123	1,747
General and administrative expenses	2,664	3,329
Stock-based compensation	232	217
Depreciation and amortization	95	103

Total Operating Expenses	4,114	5,396

Loss before Other Income/(Expenses)	(1,703)	(2,618)

Other Income/(Expenses)
Other income (expense)	(5)	(43)
Interest expense	(20)	(244)

Total Other Income/(Expenses)	(25)	(287)

Loss before Income Taxes	(1,728)	(2,905)

Income Tax Expense	-	-

Net Loss	$(1,728)	$(2,905)

LOSS PER SHARE:
Basic	$(0.07)	$(0.14)
Diluted	$(0.07)	$(0.14)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
Basic	23,150,930	21,264,046
Diluted	23,150,930	21,264,046

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUNWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2018

(in thousands, except share and per share data)

	Series B				Additional
	Preferred stock		Common stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2017	1,506,024	$2	23,150,930	$23	$72,000	$(56,365)	$15,660
Adoption of ASC 606 (Note 3)	-	-	-	-	-	(1,405)	(1,405)
Stock-based compensation	-	-	-	-	232	-	232
Net loss for the three months ended March 31, 2018	-	-	-	-	-	(1,728)	(1,728)
Balance at March 31, 2018 (unaudited)	1,506,024	$2	23,150,930	$23	$72,232	$(59,498)	$12,759

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUNWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

(in thousands, except share and per share data)

(unaudited)

	Three months ended
	March 31, 2018	March 31, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(1,728)	$(2,905)
Adjustments to reconcile net (loss) to net cash used in operating activities
Depreciation and amortization	95	103
(Gain) on sale of equipment	(1)	-
Stock-based compensation	232	217
Amortization of beneficial conversion feature	-	218
Bad Debt Expense	11	15
Inventory Allowance	-	(150)
Changes in Assets and Liabilities
(Increase) Decrease in:
Accounts receivable	4,152	(1,891)
Inventory	(2,128)	(436)
Deposits and other current assets	1,912	(146)
Contract Assets	(510)	572
Increase (Decrease) in:
Accounts payable and accrued liabilities	(3,400)	(3,827)
Contract Liabilities	(3,305)	1,224
Customer deposits	(104)	213
Warranty and other liability	31	15
NET CASH USED IN OPERATING ACTIVITIES	(4,743)	(6,778)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(7)	(41)
Proceeds from sale of property and equipment	6	-
NET CASH USED IN INVESTING ACTIVITIES	(1)	(41)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loans payable repayments	(57)	(54)
NET CASH USED IN FINANCING ACTIVITIES	(57)	(54)

NET (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(4,801)	(6,873)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH BEGINNING OF PERIOD	6,831	11,106
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, END OF PERIOD	$2,030	$4,233

CASH PAID FOR:
Interest	$20	$9
Taxes	$-	$110

SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS
Issuance of common stock upon conversion of debt	$-	$270

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUNWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

MARCH 31, 2018

(in thousands, except share and per share data)

References herein to “we,” “us,” “Sunworks,” and “the Company” are to Sunworks, Inc. and its wholly-owned subsidiaries Sunworks United, Inc. (“Sunworks United”), MD Energy, Inc. (“MD Energy”), and Elite Solar Acquisition Sub, Inc. (“Elite Solar”).

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the three months March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Form 10-K for the year ended December 31, 2017.

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

Revenue Recognition

Revenues and related costs on construction contracts are recognized as the performance obligations for work are satisfied over time in accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers. Under ASC 606, revenue and associated profit, will be recognized as the customer obtains control of the goods and services promised in the contract (i.e., performance obligations). The cost of uninstalled materials or equipment will generally be excluded from our recognition of profit, unless specifically produced or manufactured for a project, because such costs are not considered to be a measure of progress. All un-allocable indirect costs and corporate general and administrative costs are charged to the periods as incurred. However, in the event a loss on a contract is foreseen, the Company will recognize the loss as it is determined.

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

Accounts Receivables

Accounts receivables are recorded on contracts for amounts currently due based upon progress billings, as well as retention, which are collectible upon completion of the contracts. Accounts payable to material suppliers and subcontractors are recorded for amounts currently due based upon work completed or materials received, as are retention due subcontractors, which are payable upon completion of the contract. General and administrative expenses are charged to operations as incurred and are not allocated to contract costs. Retention receivable is the amount withheld by a customer until a contract is completed. Retention receivables of $835 and $958 were included in the balance of trade accounts receivable as of March 31, 2018, and December 31, 2017, respectively.

The Company performs ongoing credit evaluation of its customers. Management monitors outstanding receivables based on factors surrounding the credit risk of specific customers, historical trends, age of receivables and other information, and records bad debts using the allowance method. Accounts receivable are presented net of an allowance for doubtful accounts of $320 at March 31, 2018, and $320 at December 31, 2017. During the three months ended March 31, 2018 and 2017, $11 and $15 was recorded as bad debt expense, respectively.

Customer Deposits

Customer deposits are recorded for funds remitted by our customers in advance of progress billings being completed.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Restricted Cash

The Company considers restricted cash to be cash balances that have legal and/or contractual restrictions imposed by a third party and are restricted as to withdrawal or use except for the specified purpose.

Concentration Risk

Cash includes amounts deposited in financial institutions in excess of insurable Federal Deposit Insurance Corporation (FDIC) limits. At times throughout the year, the Company may maintain cash balances in certain bank accounts in excess of FDIC limits. As of March 31, 2018, the cash balance in excess of the FDIC limits was $1,446. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk in these accounts.

Inventory

Inventory is valued at the lower of cost or market and is determined by the first-in, first-out method. Inventory primarily consists of panels, inverters, and mounting racks and other materials. The Company also carries a reserve for inventory obsolescence that may arise from technological advancement or changes in government regulation. Inventory is presented net of an allowance of $50 at March 31, 2018, and $50 at December 31, 2017.

Property and Equipment

Property and equipment are stated at cost. Depreciation for property and equipment commences when it’s put into service and are depreciated using the straight-line method over its estimated useful lives:

Machinery & equipment	3-7 Years
Furniture & fixtures	5-7 Years
Computer equipment	3-5 Years
Vehicles	5-7 Years
Leaseholder improvements	3-5 Years

Depreciation expense for the three months ended March 31, 2018 and 2017 was $95 and $103, respectively.

Advertising and Marketing

The Company expenses advertising and marketing costs as incurred. Advertising and marketing costs include printed material, billboards, sponsorships, direct mail, radio, telemarketing, tradeshow costs, magazine, and catalog advertisement. Included within selling and marketing expenses are advertising and marketing costs for the three months ended March 31, 2018 and 2017 of $84 and $414, respectively.

Warranty Liability

The Company establishes warranty liability reserves to provide for estimated future expenses as a result of installation and product defects, product recalls and litigation incidental to the Company’s business. Liability estimates are determined based on management’s judgment, considering such factors as historical experience, the likely current cost of corrective action, manufacturers’ and subcontractors’ participation in sharing the cost of corrective action, and consultations with third party experts such as engineers. Solar panel manufacturers currently provide substantial warranties between ten to twenty-five years with full reimbursement to replace and install replacement panels while inverter manufacturers currently provide warranties covering ten to fifteen-year replacement and installation. The warranty liability for estimated future warranty costs is $277 and $246 at March 31, 2018 and December 31, 2017, respectively.

Stock-Based Compensation

The Company periodically issues stock options and warrants to employees and non-employees. The Company accounts for stock option and warrant grants issued and vesting to employees based on the authoritative guidance provided by the Financial Accounting Standards Board whereas the value of the award is measured on the date of grant and recognized over the vesting period. The Company accounts for stock option and warrant grants issued and vesting to non-employees in accordance with the authoritative guidance of the Financial Accounting Standards Board whereas the value of the stock compensation is based upon the measurement date as determined at either a) the date at which a performance commitment is reached, or b) at the date at which the necessary performance to earn the equity instruments is complete. Non-employee stock-based compensation charges generally are amortized over the vesting period on a straight-line basis. In certain circumstances where there are no future performance requirements by the non-employee, option grants are immediately vested and the total stock-based compensation charge is recorded in the period of the measurement date.

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

A net loss causes all outstanding common stock options, warrants, convertible preferred stock, and convertible notes to be anti-dilutive. As a result, the basic and diluted losses per common share are the same for the three months ended March 31, 2018 and 2017.

As of March 31, 2018, the potentially dilutive securities that have been excluded from the computations of weighted average shares outstanding include 1,633,155 stock options, 1,134,615 restricted stock grants, 2,997,000 warrants, shares underlying convertible notes and preferred stock.

As of March 31, 2017, the potentially dilutive securities have been excluded from the computations of weighted average shares outstanding include 1,581,155 stock options, 1,134,615 restricted stock grants, 2,997,000 warrants, shares underlying convertible notes and preferred stock.

Dilutive per share amounts are computed using the weighted-average number of common shares outstanding and potentially dilutive securities, using the treasury stock method, if their effect would be dilutive.

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

Indefinite Lived Intangibles and Goodwill Assets

The Company accounts for business combinations under the acquisition method of accounting in accordance with ASC 805, “Business Combinations,” where the total purchase price is allocated to the tangible and identified intangible assets acquired and liabilities assumed based on their estimated fair values. The purchase price is allocated using the information currently available, and may be adjusted, up to one year from acquisition date, after obtaining more information regarding, among other things, asset valuations, liabilities assumed and revisions to preliminary estimates. The purchase price in excess of the fair value of the tangible and identified intangible assets acquired less liabilities assumed is recognized as goodwill

The Company tests for indefinite lived intangibles and goodwill impairment in the fourth quarter of each year and whenever events or circumstances indicate that the carrying amount of the asset exceeds its fair value and may not be recoverable. In accordance with its policies, the Company performed a qualitative assessment of indefinite lived intangibles and goodwill at December 31, 2017.

Fair Value of Financial Instruments

Disclosures about fair value of financial instruments, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of March 31, 2018, the amounts reported for cash, accrued interest and other expenses, and notes payable approximate the fair value because of their short maturities.

We account for financial instruments measured as fair value on a recurring basis under ASC Topic 820. ASC Topic 820 defines fair value, established a framework for measuring fair value in accordance with accounting principles generally accepted in the United States and expands disclosures about fair value measurements.

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

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230) - Restricted Cash. ASU 2016-18 requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The ASU is effective for fiscal years beginning after December 15, 2017. We elected to adopt ASU 2016-18 retrospectively as of January 1, 2017 and have applied to all periods presented herein. The adoption of ASU 2016-18 did not have a material impact to our consolidated financial statements. The effect of the adoption of ASU 2016-18 on our consolidates statements of cash flows was to include restricted cash balances in the beginning and end of period balances of cash, cash equivalents, and restricted cash. The change in restricted cash was previously disclosed in operating activities in the consolidated statements of cash flows.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (ASC 606), to clarify the principles of recognizing revenue and create common revenue recognition guidance between U.S. GAAP and International Financial Reporting Standards. Under ASC 606, revenue is recognized when a customer obtains control of promised goods or services and is recognized at an amount that reflects the consideration expected to be received in exchange for such goods or services. In addition, ASC 606 requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The ASC is effective for fiscal years beginning after December 15, 2017. The Company has adopted ASC 606 beginning on January 1, 2018 using the modified retrospective approach for contracts not substantially complete at that date by recognizing a cumulative adjustment to the opening balance of accumulated deficit. See Note 3 for additional disclosures in accordance with the new revenue recognition standard.

Management reviewed currently issued pronouncements during the three months ended March 31, 2018, and believes that any other recently issued, but not yet effective, accounting standards, if currently adopted, would not have a material effect on the accompanying consolidated financial statements.

3. REVENUE FROM CONTRACTS WITH CUSTOMERS

Revenues and related costs on construction contracts are recognized as the performance obligations for work are satisfied over time in accordance with ASC 606, Revenue from Contracts with Customers. Under ASC 606, revenue and associated profit, will be recognized as the customer obtains control of the goods and services promised in the contract (i.e., performance obligations). The cost of uninstalled materials or equipment will generally be excluded from our recognition of profit, unless specifically produced or manufactured for a project, because such costs are not considered to be a measure of progress.

The following table represents a disaggregation of revenue by customer type from contracts with customers for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017 (1)
Agricultural, Commercial, and Industrial (ACI)	$7,834	$8,799
Public Works (2)	1,565	-
Residential	4,048	5,551
Total	13,447	14,350

(1) Prior period has not been modified for ASC 606.

(2) Public Works customers were not tracked separately until the second quarter of 2017.

In adopting ASC 606, we had the following significant changes in accounting principles:

(i) Timing of revenue recognition for uninstalled materials - We previously recognized the majority of our revenue from the installation or construction of commercial & public works projects using the percentage-of-completion method of accounting, whereby revenue is recognized as we progress on the contract. The percentage-of-completion for each project was determined on an actual cost-to-estimated final cost basis. Under ASC 606, revenue and associated profit, is recognized as the customer obtains control of the goods and services promised in the contract (i.e., performance obligations). The cost of uninstalled materials or equipment is generally excluded from our recognition of profit, unless specifically produced or manufactured for a project, because such costs are not considered to be a measure of progress.

(ii) Completed contracts - We previously recognized the majority of our revenue from the installation of residential projects using the completed contract method of accounting whereby revenue was recognized when the project is completed. Under, ASC 606, revenue is recognized as the customer obtains control of the goods and services promised in the contract (i.e., performance obligations).

Revenue recognition for other sales arrangements such as the sales of materials will remain materially consistent.

The adoption of the new revenue recognition standard resulted in a cumulative effect adjustment to retained earnings of approximately $1,405 as of January 1, 2018. The details of this adjustment are summarized below.

	Balance at	Adjustments	Balance at
	December 31, 2017	Due to ASC 606	January 1, 2018
Contract assets	$3,790	$(584)	$3,206
Contract liabilities	7,288	821	8,109
Accumulated deficit	(56,365)	(1,405)	(57,770)

The following tables summarize the impact of the adoption of ASC 606 on our condensed consolidated statement of operations and condensed consolidated balance sheet for the three months ended and as of March 31, 2018:

	For the Three Months Ended March 31, 2018
		Without Adoption	Impact of Adoption
	As Reported	of ASC 606	of ASC 606
Revenue	$13,447	$12,686	$(761)
Cost of goods sold	11,036	10,454	(582)
Gross profit	2,411	2,232	(179)

	March 31, 2018
		Without Adoption	Impact of Adoption
	As Reported	of ASC 606	of ASC 606
Contract assets	$3,716	$5,525	$1,809
Contract liabilities	4,805	4,318	(487)

Contract assets represent revenues recognized in excess of amounts billed on contracts in progress. Contract liabilities represent billings in excess of revenues recognized on contracts in progress. At March 31, 2018 and December 31, 2017, the contract asset balances were $3,716 and $3,790, and the contract liability balances were $4,805 and $7,288, respectively.

4. LOANS PAYABLE

Plan B, a subsidiary of the Company, entered into a business loan agreement, prior to being acquired by the Company, with Tri Counties Bank dated March 14, 2014, in the original amount of $131 bearing interest at 4.95%. The loan agreement called for monthly payments of $2 and is scheduled to mature on March 14, 2019. Proceeds from the loan were used to purchase a pile driver and related equipment and is secured by the equipment. The outstanding balance at March 31, 2018, is $29.

Plan B, entered into a business loan agreement prior to being acquired by the Company, with Tri Counties Bank dated April 9, 2014, in the original amount of $250 bearing interest at 4.95%. The loan agreement calls for monthly payments of $5 and is scheduled to mature on April 9, 2019. Proceeds from the loan were used to purchase racking inventory and related equipment. The loan is secured by the inventory and equipment. The outstanding balance at March 31, 2018, is $59.

On January 5, 2016, the Company entered into a loan agreement for the acquisition of a pile driver in the principal amount of $182 bearing interest at 5.5%. The loan agreement calls for monthly payments of $4 and is scheduled to mature on January 15, 2020. The loan is secured by the equipment. The outstanding balance at March 31, 2018, is $88.

On September 8, 2016, the Company entered into a loan agreement for the acquisition of a pile driver in the principal amount of $174 bearing interest at 5.5%. The loan agreement calls for monthly payments of $4 and is scheduled to mature on September 15, 2020. The loan is secured by the equipment. The outstanding balance at March 31, 2018, is $113.

On November 14, 2016, the Company entered into a 0% interest loan agreement for the acquisition of an excavator in the principal amount of $59. The loan agreement calls for monthly payments of $1 and is scheduled to mature on November 13, 2020. The loan is secured by the equipment. The outstanding balance at March 31, 2018, is $38.

On December 23, 2016, the Company entered into a loan agreement for the acquisition of modular office systems and related furniture in the principal amount of $172 bearing interest at 4.99%. The loan agreement calls for 16 quarterly payments of $12 and is scheduled to mature in September 2020. The loan is secured by the equipment. The outstanding balance at March 31, 2018, is $112.

As of March 31, 2018 and December 31, 2017, loans payable are summarized as follows:

	March 31, 2018	December 31, 2017
Business loan agreement dated March 14, 2014	$29	$36
Business loan agreement dated April 9, 2014	59	73
Equipment notes payable	351	387
Subtotal	439	496
Less: Current position	(231)	(229)
Long-term position	$208	$267

5. ACQUISITION CONVERTIBLE PROMISSORY NOTES

On February 28, 2015, the Company issued a 4% convertible promissory note in the aggregate principal amount of $2,650 as part of the consideration paid to acquire 100% of the total outstanding stock of MD Energy. The note is convertible into shares of common stock on or after each of the following dates: November 30, 2015, November 30, 2016 and November 30, 2017. The conversion price is $2.60 per share. A beneficial conversion feature of $3,262 was calculated but capped at the $2,650 value of the note. The beneficial conversion feature was calculated by multiplying the difference between the fair value of stock at the date of the note $5.80 less the conversion price of $2.60 multiplied by the maximum number of share subject to conversion, 1,019,231. In November 2015, the Company issued 339,743 shares of common stock upon conversion of the principal amount of $883. Commencing on March 31, 2015, and each quarter thereafter during the first two (2) years of the note, the Company made quarterly interest only payments to the shareholder for accrued interest on the Note during the quarter. Commencing with the quarter ending on June 30, 2017, the Company began to make quarterly payments of interest accrued on the convertible note during the prior quarter plus $151 with the final payment of all outstanding principal and accrued but unpaid interest on the convertible note due and payable on February 28, 2020 (the maturity date). The Company recorded amortization of the beneficial conversion feature as interest expense in the amount of $0 and $218 during the three months ended March 31, 2018 and 2017, respectively. The debt discount was fully amortized and has zero balance at December 31, 2017 and March 31, 2018.

We evaluated the foregoing financing transactions in accordance with ASC Topic 470, Debt with Conversion and Other Options, and determined that the conversion feature of the convertible promissory note was afforded the exemption for conventional convertible instruments due to its fixed conversion rate. The convertible promissory notes had explicit limits on the number of shares issuable so they did meet the conditions set forth in current accounting standards for equity classification. The convertible promissory notes were issued with non-detachable conversion options that were beneficial to the investors at inception because the conversion option has an effective strike price that is less than the market price of the underlying stock at the commitment date. The accounting for the beneficial conversion feature required that the beneficial conversion feature be recognized by allocating the intrinsic value of the conversion option to additional paid-in-capital, resulting in a discount on the convertible notes, which was amortized and recognized as interest expense.

6. CONVERTIBLE PROMISSORY NOTES

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

On February 11, 2014, the Company entered into a securities purchase agreement providing for the sale of a 10% convertible promissory note in the principal amount of $100. The note was convertible into shares of common stock of the Company at a price equal to a variable conversion price equal to the lesser of $1.30 per share, or fifty percent (50%) of the lowest trading price after the effective date. As of September 30, 2014, the note was exchanged for a new convertible note with a fixed conversion price of $0.338. Per ASC 815, the derivative liability on the note was extinguished and the new note was re-valued per ASC 470 as a beneficial conversion feature. The note matured on various dates from the effective date of each advance with respect to each advance. At the sole discretion of the lender, the lender was able to modify the maturity date to be twelve (12) months from the effective date of each advance. The note matured on various dates in 2014, and was extended to September 30, 2016, and in March 2016 was subsequently extended to June 30, 2019 with zero interest. As of March 31, 2018, the remaining principle balance was $100.

Convertible promissory note balance at March 31, 2018 and December 31, 2017 is $149.

7. CAPITAL STOCK

Common Stock

There were no common stock conversions, issuances, option exercises, or restricted grants during the three months ended March 31, 2018.

Preferred Stock

On November 25, 2015, the Company designated 1,700,000 shares, of its authorized preferred stock, as Series B Preferred Stock, $0.001 par value per share. Pursuant to the Certificate of Designation filed with the Secretary of State of the State of Delaware, and subject to the rights of any other series of preferred stock that may be established by the Board of Directors, holders of Series B Preferred Stock (the “Holders”) will have liquidation preference over the holders of the Company’s Common Stock in any distribution upon winding up, dissolution, or liquidation. Holders will also be entitled to receive dividends, if, when and as declared by the Board of Directors, which dividends shall be payable in preference and priority to any payment of any dividend to holders of Common Stock. Holders will be entitled to convert each share of Series B Preferred Stock into one (1) share of Common Stock and will also be entitled to vote together with the holders Common Stock on all matters submitted to shareholders at a rate of one (1) vote for each share of Series B Preferred Stock. In addition, so long as at least 100,000 shares of Series B Preferred Stock are outstanding, the Company may not, without the consent of the Holders of at least a majority of the shares of Series B Preferred Stock then outstanding: (i) amend, alter or repeal any provision of the Certificate of Incorporation or bylaws of the Company or the Certificate of Designation so as to adversely affect any of the rights, preferences, privileges, limitations or restrictions provided for the benefit of the Holders or (ii) issue or sell, or obligate itself to issue or sell, any additional shares of Series B Preferred Stock, or any securities that are convertible into or exchangeable for shares of Series B Preferred Stock. 1,506,024 shares of Series B Preferred stock, at a fair value of $4,500 were issued in December 2015 in connection with the acquisition of Plan B.

8. STOCK OPTIONS, RESTRICTED STOCK, AND WARRANTS

Options

As of March 31, 2018, the Company has 1,633,155 non-qualified stock options outstanding to purchase 1,633,155 shares of common stock, per the terms set forth in the option agreements. The stock options vest at various times and are exercisable for a period of five to seven years from the date of grant at exercise prices ranging from $0.26 to $4.42 per share, the market value of the Company’s common stock on the date of each grant. The Company determined the fair market value of these options by using the Black Scholes option valuation model.

	March 31, 2018
		Weighted
	Number	average
	of	exercise
	Options	price
Outstanding, beginning December 31, 2017	1,875,155	$1.80
Granted	-	-
Exercised	-	-
Forfeited	(242,000)	2.30
Outstanding, end of March 31, 2018	1,633,155	1.82
Exercisable at the end of March 31, 2018	1,316,321	1.76

During the three months ended March 31, 2018 and 2017, the Company charged a total of $95 and $103, respectively, to operations to recognize stock-based compensation expense for stock options.

Restricted Stock Grants

With an effective date of March 29, 2017, subject to the Sunworks, Inc. 2016 Equity Incentive Plan, (the “2016 Plan”) the Company entered into a restricted stock grant agreement or RSGA with its new Chief Executive Officer, Charles Cargile. All shares issuable under the RSGA are valued as of the grant date at $1.50 per share. The RSGA provides for the issuance of up to 500,000 shares of the Company’s common stock. The restricted shares shall vest as follows: 166,667 of the restricted shares shall vest on the one (1) year anniversary of the effective date, and the balance, or 333,333 restricted shares, shall vest in twenty-four (24) equal monthly installments commencing on the one (1) year anniversary of the effective date

In the three months ended March 31, 2018, $63 of stock-based compensation expense was recognized for the March 29, 2017 RSGA.

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

In the three months ended March 31, 2018, $42 of stock-based compensation expense was recognized for the August 31, 2016 RSGA.

The total combined option and restricted stock compensation expense recognized, in the statement of operations, during the three months ended March 31, 2018 and 2017 was $232 and $217, respectively.

Warrants

As of March 31, 2018, the Company had 2,997,000 common stock purchase warrants outstanding with an exercise price of $4.15 per share. The warrants have an issuance date of March 9, 2015 and expire on March 9, 2020.

9. SUBSEQUENT EVENTS

On April 27, 2018, the Company entered into a Loan Agreement (the “Loan Agreement”) with CrowdOut Capital, Inc. pursuant to which the Company issued an aggregate of $3,750 in promissory notes (the “Notes”), of which $3,000 are Senior Notes and $750 are Subordinated Notes. The Subordinated Notes were funded by the Company’s Chief Executive Officer, Charles Cargile and the Company’s President of Commercial Operations, Kirk Short.

The Notes bear interest at the rate of the one-month LIBOR plus 950 basis points and mature on June 30, 2020. The Notes may not be prepaid before the first anniversary of issuance and thereafter may be prepaid in whole without the consent of the lender or in part with the consent of the lender. In the event the Notes are prepaid in full prior to the maturity date, the Company shall pay the holder of the Senior Notes, $375 if prepaid prior to March 31, 2020 or $435 if prepaid after March 31, 2020 but prior to the maturity date. The Company was required to pay the Lender a non-refundable fee of $94 at closing.

In connection with the issuance of the Senior Notes, the Company entered into a security agreement (the “Security Agreement”) pursuant to which the Company granted to the holder of the Senior Notes a security interest in certain of the Company’s assets to secure the prompt payment, performance and discharge in full of all of the Company’s obligations under the Senior Notes. The Company also entered into a subordination agreement with the holders of the Subordinated Notes and the Senior Notes pursuant to which the Subordinated Notes are subordinated to the Senior Notes.

The Loan Agreement contains certain customary Events of Default (including, but not limited to, default in payment of any sum payable thereunder, breaches of representations or warranties thereunder, the occurrence of an event of default under the transaction documents, change in control of the Company, filing of bankruptcy and the entering or filing of certain monetary judgments against the Company). Upon the occurrence of an Event of Default the outstanding principal amount of the Notes, plus accrued but unpaid interest and other amounts owing in respect thereof, shall become, at the giving of notice by Lender, immediately due and payable. Interest on overdue payments accruing upon the occurrence of an Event of Default shall accrue at an interest rate equal to the lesser of 18% per annum or the maximum rate permitted under applicable law.

The Loan Agreement provides for the appointment of Joshua E. Schechter to the Company’s Board of Directors and the right of the Lender at any time to designate a replacement for Mr. Schechter. The Lender’s right to designate a director to the Company’s Board of Director terminates upon the satisfaction of all of the Company’s obligations under the Loan Agreement.

On April 25, 2018, the Company received a notice of conversion to convert 1,506,024 shares of its Series B Preferred Stock into the same number of shares of the Company’s common stock.

In May 2018, 634,615 and 166,667 shares of common stock were issued to James Nelson and Chuck Cargile, respectively, from previously entered into RSGAs. In May 2018, James Nelson exercised 192,308 options and was issued the equivalent number of shares of common stock.

On April 26, 2018, James Nelson and Franklin Hunt retired as directors of the Company.

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

Business Introduction / Overview

We provide photovoltaic (“PV”) based power systems for the agricultural, commercial, industrial (ACI), public works, and residential markets in California, Nevada, Oregon, and Washington. We have direct sales and/or operations personnel in California, Florida, Massachusetts, Nevada, Oregon, and Texas. Through our operating subsidiaries, we design, arrange financing, integrate, install, and manage systems ranging in size from 2kW (kilowatt) for residential loads to multi MW (megawatt) systems for larger commercial and public works projects. Commercial installations have included installations at office buildings, manufacturing plants, warehouses, churches, and agricultural facilities such as farms, wineries, and dairies. Public works installations have included school districts, local municipalities, federal facilities and higher education institutions. The Company provides a full range of installation services to our solar energy customers including design, system engineering, procurement, permitting, construction, grid connection, warranty, system monitoring and maintenance.

For the first three months of 2018, approximately seventy percent (70%) of our revenue was from sales to the ACI and public works markets. Approximately thirty percent (30%) of our revenue was from sales to the residential market.

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

Revenue Recognition

Revenues and related costs on construction contracts are recognized as the performance obligations for work are satisfied over time in accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers. Under ASC 606, revenue and associated profit, will be recognized as the customer obtains control of the goods and services promised in the contract (i.e., performance obligations). The cost of uninstalled materials or equipment will generally be excluded from our recognition of profit, unless specifically produced or manufactured for a project, because such costs are not considered to be a measure of progress. All un-allocable indirect costs and corporate general and administrative costs are charged to the periods as incurred. However, in the event a loss on a contract is foreseen, the Company will recognize the loss as it is determined.

Revisions in cost and profit estimates, during the course of the contract, are reflected in the accounting period in which the facts, which require the revision, become known. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions, and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined.

Contract assets represent revenues recognized in excess of amounts billed on contracts in progress. Contract liabilities represent billings in excess of revenues recognized on contracts in progress.

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

Stock-Based Compensation

The Company periodically issues stock options and warrants to employees and non-employees. The Company accounts for stock option and warrant grants issued and vesting to employees based on the authoritative guidance provided by the Financial Accounting Standards Board whereas the value of the award is measured on the date of grant and recognized over the vesting period. The Company accounts for stock option and warrant grants issued and vesting to non-employees in accordance with the authoritative guidance of the Financial Accounting Standards Board whereas the value of the stock compensation is based upon the measurement date as determined at either a) the date at which a performance commitment is reached, or b) at the date at which the necessary performance to earn the equity instruments is complete. Non-employee stock-based compensation charges generally are amortized over the vesting period on a straight-line basis. In certain circumstances where there are no future performance requirements by the non-employee, option grants are immediately vested and the total stock-based compensation charge is recorded in the period of the measurement date.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2018 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2017

REVENUE AND COST OF GOODS SOLD

For the three months ended March 31, 2018, revenue for the Company decreased 6.3% to $13,447,000 compared to $14,350,000 for the three months ended March 31, 2017. Cost of goods sold for the three months ended March 31, 2018, was 4.6% lower at $11,036,000 compared to $11,572,000 for the three months ended March 31, 2017.

Gross profit for the Company was $2,411,000 for the quarter ended March 31, 2018. This compares to $2,778,000 of gross profit for the same quarter of the prior year. The gross margin was 17.9% in the first quarter of 2018 compared to 19.4% in the same quarter of 2017. Approximately 70% of revenue in the first quarter of 2018 was from installations for the ACI and public works markets compared to 61% of revenues in the same period the prior year. Larger ACI projects take longer to sell, design, engineer, permit and construct than residential projects and it varies by city, state and county. Some current projects may take more than a year to complete from the time that the sales agreement is signed and revenue is fully recognized with the installation and receipt of final inspection documents.

Revenues and operating performance for the first quarter of 2018 and 2017 were impacted by delays in construction from both weather driven delays and from delays in receiving the necessary authorizations to begin construction. Gross margins are lower as a result of the completion of projects in ACI backlog that are at lower than our standard margins and competitive pricing pressure driving lower than normal margins on projects in the residential market.

SELLING AND MARKETING EXPENSES

For the three months ended March 31, 2018, the Company had selling and marketing (S&M) expenses of $1,123,000 compared to $1,747,000 for the three months ended March 31, 2017. S&M expenses declined primarily due to decreases in media advertising expenses and facility costs compared to the prior year. As a percentage of revenue, S&M expenses were 8.4% of first quarter revenues in 2018 compared to 12.2% in the first quarter of 2017. The disciplined and effective use of media advertising continues to be an emphasis for 2018 resulting in first quarter savings of approximately $330,000 compared to the same quarter in 2017. We continue to refine our specially-designed marketing efforts, third-party revenue generators, and tracking systems to attract new customers more cost effectively than in prior year periods.

GENERAL AND ADMINISTRATIVE EXPENSES

Total general and administrative (G&A) expenses were $2,664,000 for the three months ended March 31, 2018, compared to $3,329,000 for the three months ended March 31, 2017. As a percentage of revenue, G&A expenses decreased to 19.8% in the first quarter compared to 23.2% in the first quarter of 2017. G&A expenses declined primarily due to a bonus accrual of approximately $491,000 in the three months ending March 31, 2017 compared to $0 in the three month ending March 31, 2018.

Operating expenses, excluding stock-based compensation, for 2018 are expected to be stable or decrease compared to prior years as we continue to look for opportunities to streamline our operations and decrease our cost structure. To date, we have made cuts in our discretionary spending, reduced the size of our board of directors and streamlined our management team. Reducing our overhead burden, without compromising the ability to operate effectively has been, and continues to be, an emphasis.

STOCK-BASED COMPENSATION EXPENSES

During the three months ended March 31, 2018 we incurred $232,000 in total non-cash stock-based compensation expense compared to $217,000 for the same period in the prior year.

Approximately $42,000 of stock-based compensation is for the August 31, 2016 grant of 250,000 restricted shares to our Chairman at the per share value at the date of grant of $2.90. This grant is being expensed on a straight-line basis over 52 months.

Another $62,000 of stock-based compensation is for the March 2017 grant of 500,000 restricted shares to our CEO at the per share value at the date of grant of $1.50. This grant is being expensed on a straight-line basis over 36 months.

Stock-based compensation, excluding restricted stock grant agreements, related to employee and director options totaled $128,000 and $147,000 for the three months ended March 31, 2018 and 2017, respectively.

DEPRECIATION AND AMORTIZATION

Depreciation and Amortization expenses for the three months ended March 31, 2018 were $95,000 compared to $103,000 for the three months ended March 31, 2017. Depreciation and Amortization expenses decreased primarily due to the sale of underutilized equipment during the prior twelve months.

OTHER EXPENSES (INCOME)

Other (income) expenses were $25,000 for the three months ended March 31, 2018, compared to $287,000 for the three months ended March 31, 2017. Interest expense for the first quarter ended March 31, 2018, was $20,000. Prior year interest of $244,000 was the result of the non-cash debt discount amortization treated as interest for the convertible promissory note. The debt discount was fully amortized in the fourth quarter of 2017.

NET LOSS

The net loss for the three months ended March 31, 2018 was $1,728,000 compared to a net loss of $2,905,000 for the three months ended March 31, 2017.

LIQUIDITY AND CAPITAL RESOURCES

We had $1,555,000 in unrestricted cash at March 31, 2018, as compared to $6,356,000 at December 31, 2017. We believe that the aggregate of our existing cash and cash equivalents and cash generated from operations, in addition to funds provided from the loan agreement consummated in April 2018 (refer to Note 9), will be sufficient to meet our operating cash requirements for at least the next 12 months.

As of March 31, 2018, our working capital surplus was $1,373,000 compared to a working capital surplus of $4,364,000 at December 31, 2017.

Cash flow used in operating activities was $4,743,000 for the first three months of 2018, compared to $6,778,000 used in the first three months of 2017. The cash used in operating activities was primarily the result of the current year net loss combined with changes in working capital accounts. This use of cash in the first three months of the year is consistent with the seasonality of our business.

Net cash used in investing activities was $1,000 for the three months ended March 31, 2018, compared to $41,000 used in the three months ended March 31, 2017. The cash used in investing activities was for the purchase of capital equipment, partially offset from the proceeds of the sale of assets.

Net cash used in financing activities during the first three months of 2018 and 2017 was $57,000 and $54,000, respectively, for principal payments for equipment notes and capital leases.

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

Based upon our evaluation, the CEO/CFO concluded that our disclosure controls and procedures as of March 31, 2018 were not effective, for the same reasons as previously disclosed under item 9A “Control and Procedures” in our Annual Report on Form 10-K for the year ended December 31, 2017.

As disclosed in our annual report filing for the year ended December 31, 2017, management has identified control deficiencies regarding the need for a stronger internal controls environment relating to revenue activities. Management has taken steps to remediate these control deficiencies including revised work in process review procedures, enhanced financial reporting reviews processes, and the retention of additional qualified personnel. Management believes that the controls currently in place are adequate, but we have not had sufficient time to monitor the new controls to validate their effectiveness. As such, the material weakness still existed as of March 31, 2018

To address the material weaknesses, we performed additional analysis and other post-closing procedures in an effort to ensure our consolidated financial statements included in this quarterly report have been prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this quarterly report on Form 10-Q fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Changes in Internal Control Over Financial Reporting

Processes to strengthen and improve the Company’s internal control over financial reporting (as defined in Rule 13a-15f of the Exchange Act) continue to be implemented during the period ended March 31, 2018. While material improvements in internal controls were disclosed in our annual report on Form 10-K filed for the year ended December 31, 2017, the monitoring and validation of these controls is ongoing.

We have not made a change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit No.	Description

10.1	Loan Agreement dated April 27, 2018 between CrowdOut Capital, Inc. and Sunworks, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on April 27, 2018).
10.2	Promissory Note dated April 27, 2018 (Incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed on April 27, 2018).
10.3	Subordinated Note dated April 27, 2018 (Incorporated by reference to Exhibit 10.3 to the Company’s current report on Form 8-K filed on April 27, 2018).
10.4	Security Agreement dated April 27, 2018 between CrowdOut Capital, Inc. and Sunworks, Inc. (Incorporated by reference to Exhibit 10.4 to the Company’s current report on Form 8-K filed on April 27, 2018).
10.5	Subordinated Agreement dated April 27, 2018 between CrowdOut Capital, Inc. and Sunworks, Inc. (Incorporated by reference to Exhibit 10.5 to the Company’s current report on Form 8-K filed on April 27, 2018).
31.1*	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
31.2*	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document.
101.SCH**	XBRL Taxonomy Extension Schema Document.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith

**	Furnished herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Roseville, State of California, on May 15, 2018.

Sunworks, Inc.

Date: May 15, 2018	By:	/s/ Charles F. Cargile
Charles F. Cargile, Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2018	By:	/s/ Paul C. McDonnel
Paul C. McDonnel, Chief Financial Officer
(Principal Financial and Accounting Officer)

