Form 10-Q
period 2018-06-30
Sunworks, Inc.
filed 2018-08-08
CIK 1172631

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018.

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

n/a

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

The number of shares of registrant’s common stock outstanding as of August 8, 2018 was 25,692,211.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

SUNWORKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2018 AND DECEMBER 31, 2017

(in thousands, except share and per share data)

	June 30, 2018	December 31, 2017
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$4,752	$6,356
Restricted cash	426	475
Accounts receivable, net	7,715	11,330
Inventory, net	4,288	4,450
Contract assets	3,928	3,790
Other current assets	83	2,081
Total Current Assets	21,192	28,482
Property and Equipment, net	1,042	1,233
Other Assets
Other deposits	71	68
Goodwill	11,364	11,364
Total Other Assets	11,435	11,432
Total Assets	$33,669	$41,147

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable and accrued liabilities	$10,486	$13,090
Contract liabilities	5,622	7,288
Customer deposits	99	2,905
Loan payable, current portion	217	229
Acquisition convertible promissory note, current portion	757	606
Total Current Liabilities	17,181	24,118

Long Term Liabilities
Loan payable	166	267
Promissory notes payable, net	3,641	-
Convertible promissory notes	149	149
Acquisition convertible promissory notes	404	707
Warranty liability	306	246
Total Long-Term Liabilities	4,666	1,369
Total Liabilities	21,847	25,487

Shareholders’ Equity
Preferred stock Series B, $.001 par value; 5,000,000 authorized shares; 0 and 1,506,024 shares issued and outstanding, respectively	-	2
Common stock, $.001 par value; 200,000,000 authorized shares; 25,678,322 and 23,150,930 shares issued and outstanding, respectively	25	23
Additional paid in capital	73,082	72,000
Accumulated deficit	(61,285)	(56,365)
Total Shareholders’ Equity	11,822	15,660
Total Liabilities and Shareholders’ Equity	$33,669	$41,147

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUNWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2018 AND 2017

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017

Revenue	$19,994	$25,011	$33,441	$39,362

Cost of Goods Sold	17,095	18,278	28,132	29,850

Gross Profit	2,899	6,733	5,309	9,512

Operating Expenses
Selling and marketing expenses	1,035	1,793	2,157	3,540
General and administrative expenses	2,604	3,204	5,267	6,534
Stock-based compensation	800	317	1,032	534
Depreciation and amortization	97	103	193	206

Total Operating Expenses	4,536	5,417	8,649	10,814

(Loss) Income before Other Expenses	(1,637)	1,316	(3,340)	(1,302)

Other Expenses
Other expense	(8)	(2)	(13)	(45)
Interest expense	(142)	(246)	(162)	(491)

Total Other Income/(Expenses)	(150)	(248)	(175)	(536)

(Loss) Income before Income Taxes	(1,787)	1,068	(3,515)	(1,838)

Income Tax Expense	-	-	-	-

Net (Loss) Income	$(1,787)	$1,068	$(3,515)	$(1,838)

(LOSS) EARNINGS PER SHARE:
Basic	$(0.07)	$0.05	$(0.15)	$(0.08)
Diluted	$(0.07)	$0.04	$(0.15)	$(0.08)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
Basic	24,789,181	22,447,752	23,974,581	21,859,169
Diluted	24,789,181	25,831,671	23,974,581	21,859,169

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUNWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2018

(in thousands, except share and per share data)

	Series B				Additional
	Preferred stock		Common stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2017	1,506,024	$2	23,150,930	$23	$72,000	$(56,365)	$15,660
Adoption of ASC 606 (Note 3)	-	-	-	-	-	(1,405)	(1,405)
Stock-based compensation	-	-	-	-	1,032	-	1,032
Conversion of preferred stock to common stock	(1,506,024)	(2)	1,506,024	2	-	-	-
Issuance of common stock under terms of restricted stock grants	-	-	829,060	-	-	-	-
Issuance of common stock for exercise of options	-	-	192,308	0	50	-	50
Net loss for the six months ended June 30, 2018	-	-	-	-	-	(3,515)	(3,515)
Balance at June 30, 2018 (unaudited)	-	$-	25,678,322	$25	$73,082	$(61,285)	$11,822

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUNWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017

(in thousands, except share and per share data)

(unaudited)

	Six months ended
	June 30, 2018	June 30, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(3,515)	$(1,838)
Adjustments to reconcile net (loss) to net cash used in operating activities
Depreciation and amortization	193	206
(Gain) on sale of equipment	(1)	(1)
Stock-based compensation	1,032	534
Stock issued for services	-	21
Amortization of beneficial conversion feature	-	437
Amortization of debt issuance costs	9	-
Bad Debt Expense	90	117
Inventory Allowance	-	(25)
Changes in Assets and Liabilities
(Increase) Decrease in:
Accounts receivable	3,525	(7,126)
Inventory	162	(279)
Other deposits and other current assets	1,995	(516)
Contract Assets	(722)	(1,532)
Increase (Decrease) in:
Accounts payable and accrued liabilities	(2,605)	(826)
Contract Liabilities	(2,487)	3,882
Customer deposits	(2,806)	470
Warranty and other liability	60	70
NET CASH USED IN OPERATING ACTIVITIES	(5,070)	(6,406)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(7)	(44)
Proceeds from sale of property and equipment	6	18
NET CASH USED IN INVESTING ACTIVITIES	(1)	(26)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loans payable repayments	(264)	(259)
Proceeds from issuance of note payable, net	3,632	-
Proceeds from exercise of stock options	50	-
NET CASH PROVIVED BY (USED IN) FINANCING ACTIVITIES	3,418	(259)

NET (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(1,653)	(6,691)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH BEGINNING OF PERIOD	6,831	11,106
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, END OF PERIOD	$5,178	$4,415

CASH PAID FOR:
Interest	$120	$52
Taxes	$-	$110

SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS
Issuance of common stock upon conversion of debt	$-	$270
Issuance of common stock upon conversion of preferred stock	$2	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUNWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

JUNE 30, 2018

(in thousands, except share and per share data)

References herein to “we,” “us,” “Sunworks,” and “the Company” are to Sunworks, Inc. and its wholly-owned subsidiaries Sunworks United, Inc. (“Sunworks United”), MD Energy, Inc. (“MD Energy”), and Elite Solar Acquisition Sub, Inc. (“Elite Solar”).

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Form 10-K for the year ended December 31, 2017.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Sunworks, Inc., and its wholly owned operating subsidiaries, Sunworks United, Inc. (d/b/a Sunworks), MD Energy, Inc., and Elite Solar Acquisition Sub, Inc. All material intercompany transactions have been eliminated upon consolidation of these entities.

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

Revenue Recognition

Revenues and related costs on construction contracts are recognized as the performance obligations are satisfied over time in accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers. Under ASC 606, revenue and associated profit, will be recognized as the customer obtains control of the goods and services promised in the contract (i.e., performance obligations). The cost of uninstalled materials or equipment will generally be excluded from our recognition of profit, unless specifically produced or manufactured for a project, because such costs are not considered to be a measure of progress. All un-allocable indirect costs and corporate general and administrative costs are charged to the periods as incurred. However, in the event a loss on a contract is foreseen, the Company will recognize the loss as it is determined.

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

Accounts Receivables

Accounts receivables are recorded on contracts for amounts currently due based upon progress billings, as well as retention, which are collectible upon completion of the contracts. Accounts payable to material suppliers and subcontractors are recorded for amounts currently due based upon work completed or materials received, as are retention due subcontractors, which are payable upon completion of the contract. General and administrative expenses are charged to operations as incurred and are not allocated to contract costs. Retention receivable is the amount withheld by a customer until a contract is completed. Retention receivables of $988 and $958 were included in the balance of accounts receivable as of June 30, 2018, and December 31, 2017, respectively.

The Company performs ongoing credit evaluation of its customers. Management monitors outstanding receivables based on factors surrounding the credit risk of specific customers, historical trends, age of receivables and other information, and records bad debts using the allowance method. Accounts receivable are presented net of an allowance for doubtful accounts of $390 at June 30, 2018, and $320 at December 31, 2017. Bad debt expense for the three months ended June 30, 2018 and 2017 was $79 and $102, respectively. Bed debt expense for the six months ended June 30, 2018 and 2017 was $90 and $117, respectively.

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

Concentration Risk

Cash includes amounts deposited in financial institutions in excess of insurable Federal Deposit Insurance Corporation (FDIC) limits. At times throughout the year, the Company may maintain cash balances in certain bank accounts in excess of FDIC limits. As of June 31, 2018, the cash balance in excess of the FDIC limits was $4,649. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk in these accounts.

Inventory

Inventory is valued at the lower of cost or market and is determined by the first-in, first-out method. Inventory primarily consists of panels, inverters, and mounting racks and other materials. The Company also carries a reserve for inventory obsolescence that may arise from technological advancement or changes in government regulation. Inventory is presented net of an allowance of $50 at June 30, 2018, and $50 at December 31, 2017.

Property and Equipment

Property and equipment are stated at cost. Depreciation for property and equipment commences when it’s put into service and are depreciated using the straight-line method over its estimated useful lives:

Machinery & equipment	3-7 Years
Furniture & fixtures	5-7 Years
Computer equipment	3-5 Years
Vehicles	5-7 Years
Leaseholder improvements	3-5 Years

Depreciation expense for the three months ended June 30, 2018 and 2017 was $97 and $103, respectively. Depreciation expense for the six months ended June 30, 2018 and 2017 was $193 and $206, respectively.

Advertising and Marketing

The Company expenses advertising and marketing costs as incurred. Advertising and marketing costs include printed material, billboards, sponsorships, direct mail, radio, telemarketing, tradeshow costs, magazine, and catalog advertisement. Included within selling and marketing expenses are advertising and marketing costs for the three months ended June 30, 2018 and 2017 of $60 and $270, respectively. Advertising and marketing costs for the six months ended June 30, 2018 and 2017 were $144 and $701, respectively.

Warranty Liability

The Company establishes warranty liability reserves to provide for estimated future expenses as a result of installation and product defects, product recalls and litigation incidental to the Company’s business. Liability estimates are determined based on management’s judgment, considering such factors as historical experience, the likely current cost of corrective action, manufacturers’ and subcontractors’ participation in sharing the cost of corrective action, and consultations with third party experts such as engineers. Solar panel manufacturers currently provide substantial warranties between ten to twenty-five years with full reimbursement to replace and install replacement panels while inverter manufacturers currently provide warranties covering ten to fifteen-year replacement and installation. The warranty liability for estimated future warranty costs is $306 at June 30, 2018 and $246 at December 31, 2017.

Stock-Based Compensation

The Company periodically issues stock options to employees and directors. The Company accounts for stock option grants issued and vesting to employees based on the authoritative guidance provided by the Financial Accounting Standards Board whereas the value of the award is measured on the date of grant and recognized over the vesting period.

The Company accounts for stock grants issued to non-employees in accordance with the authoritative guidance of the Financial Accounting Standards Board whereas the value of the stock compensation is based upon the measurement date as determined at either a) the date at which a performance commitment is reached, or b) at the date at which the necessary performance to earn the equity instruments is complete. Non-employee stock-based compensation charges generally are amortized over the vesting period on a straight-line basis. In certain circumstances where there are no future performance requirements by the non-employee, option grants are immediately vested and the total stock-based compensation charge is recorded in the period of the measurement date.

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

A net loss causes all outstanding common stock options, warrants, convertible preferred stock, and convertible notes to be anti-dilutive. As a result, the basic and diluted losses per common share are the same for the three and six months ended June 30, 2018 and the six months ended June 30, 2017.

As of June 30, 2018, the potentially dilutive securities that have been excluded from the computations of weighted average shares outstanding include 1,647,385 stock options, 305,555 restricted stock grants, 2,997,000 warrants, and shares underlying convertible notes.

As of June 30, 2017, the potentially dilutive securities that have been excluded from the computations of weighted average shares outstanding include 1,125,924 stock options, 1,134,615 restricted stock grants, 2,997,000 warrants, and shares underlying convertible notes and preferred stock.

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

Fair Value of Financial Instruments

Disclosures about fair value of financial instruments, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of June 30, 2018, the amounts reported for cash, accrued interest and other expenses, and notes payable approximate the fair value because of their short maturities.

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

Management reviewed currently issued pronouncements during the three months ended June 30, 2018, and believes that any other recently issued, but not yet effective, accounting standards, if currently adopted, would not have a material effect on the accompanying consolidated financial statements.

3. REVENUE FROM CONTRACTS WITH CUSTOMERS

Revenues and related costs on construction contracts are recognized as the performance obligations are satisfied over time in accordance with ASC 606, Revenue from Contracts with Customers. Under ASC 606, revenue and associated profit, will be recognized as the customer obtains control of the goods and services promised in the contract (i.e., performance obligations). The cost of uninstalled materials or equipment will generally be excluded from our recognition of profit, unless specifically produced or manufactured for a project, because such costs are not considered to be a measure of progress.

The following table represents a disaggregation of revenue by customer type from contracts with customers for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017 (1)	2018	2017 (1)
Agricultural, Commercial, and Industrial (ACI)	$6,686	$16,417	$14,520	$25,218
Public Works (2)	8,333	1,706	9,898	1,706
Residential	4,975	6,888	9,023	12,438
Total	19,994	25,011	33,441	39,362

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

The following tables summarize the impact of the adoption of ASC 606 on our condensed consolidated statement of operations and condensed consolidated balance sheet for the three and six months ended and as of June 30, 2018:

	For the Six Months Ended June 30, 2018
		Without Adoption	Impact of Adoption
	As Reported	of ASC 606	of ASC 606
Revenue	$33,441	$32,417	$(1,024)
Cost of goods sold	28,132	27,447	(685)
Gross profit	5,309	4,970	(339)

	For the Three Months Ended June 30, 2018
		Without Adoption	Impact of Adoption
	As Reported	of ASC 606	of ASC 606
Revenue	$19,994	$19,735	$(259)
Cost of goods sold	17,095	16,992	(103)
Gross profit	2,899	2,743	(156)

	June 30, 2018
		Without Adoption	Impact of Adoption
	As Reported	of ASC 606	of ASC 606
Contract assets	$3,928	$4,576	$648
Contract liabilities	5,622	5,237	(385)

Contract assets represent revenues recognized in excess of amounts billed on contracts in progress. Contract liabilities represent billings in excess of revenues recognized on contracts in progress. At June 30, 2018 and December 31, 2017, the contract asset balances were $3,928 and $3,790, and the contract liability balances were $5,622 and $7,288, respectively.

4. LOANS PAYABLE

Elite Solar, a subsidiary of the Company, entered into a business loan agreement, prior to being acquired by the Company, with Tri Counties Bank dated March 14, 2014, in the original amount of $131 bearing interest at 4.95%. The loan agreement called for monthly payments of $2 and is scheduled to mature on March 14, 2019. Proceeds from the loan were used to purchase a pile driver and related equipment and is secured by the equipment. The outstanding balance at June 30, 2018, is $22.

Elite Solar entered into a business loan agreement prior to being acquired by the Company, with Tri Counties Bank dated April 9, 2014, in the original amount of $250 bearing interest at 4.95%. The loan agreement calls for monthly payments of $5 and is scheduled to mature on April 9, 2019. Proceeds from the loan were used to purchase racking inventory and related equipment. The loan is secured by the inventory and equipment. The outstanding balance at June 30, 2018, is $46.

On January 5, 2016, the Company entered into a loan agreement for the acquisition of a pile driver in the principal amount of $182 bearing interest at 5.5%. The loan agreement calls for monthly payments of $4 and is scheduled to mature on January 15, 2020. The loan is secured by the equipment. The outstanding balance at June 30, 2018, is $77.

On September 8, 2016, the Company entered into a loan agreement for the acquisition of a pile driver in the principal amount of $174 bearing interest at 5.5%. The loan agreement calls for monthly payments of $4 and is scheduled to mature on September 15, 2020. The loan is secured by the equipment. The outstanding balance at June 30, 2018, is $102.

On November 14, 2016, the Company entered into a 0% interest loan agreement for the acquisition of an excavator in the principal amount of $59. The loan agreement calls for monthly payments of $1 and is scheduled to mature on November 13, 2020. The loan is secured by the equipment. The outstanding balance at June 30, 2018, is $35.

On December 23, 2016, the Company entered into a loan agreement for the acquisition of modular office systems and related furniture in the principal amount of $172 bearing interest at 4.99%. The loan agreement calls for 16 quarterly payments of $12 and is scheduled to mature in September 2020. The loan is secured by the equipment. The outstanding balance at June 30, 2018, is $101.

As of June 30, 2018 and December 31, 2017, loans payable are summarized as follows:

	June 30, 2018	December 31, 2017
Business loan agreement dated March 14, 2014	$22	$36
Business loan agreement dated April 9, 2014	46	73
Equipment notes payable	315	387
Subtotal	383	496
Less: Current position	(217)	(229)
Long-term position	$166	$267

5. ACQUISITION CONVERTIBLE PROMISSORY NOTES

On February 28, 2015, the Company issued a 4% convertible promissory note in the aggregate principal amount of $2,650 as part of the consideration paid to acquire 100% of the total outstanding stock of MD Energy. The note is convertible into shares of common stock on or after each of the following dates: November 30, 2015, November 30, 2016 and November 30, 2017. The conversion price is $2.60 per share. A beneficial conversion feature of $3,262 was calculated but capped at the $2,650 value of the note. The beneficial conversion feature was calculated by multiplying the difference between the fair value of stock at the date of the note $5.80 less the conversion price of $2.60 multiplied by the maximum number of share subject to conversion, 1,019,231. In November 2015, the Company issued 339,743 shares of common stock upon conversion of the principal amount of $883. Commencing on March 31, 2015, and each quarter thereafter during the first two (2) years of the note, the Company made quarterly interest only payments to the shareholder for accrued interest on the Note during the quarter. Commencing with the quarter ending on June 30, 2017, the Company began to make quarterly payments of interest accrued on the convertible note during the prior quarter plus $151 with the final payment of all outstanding principal and accrued but unpaid interest on the convertible note due and payable on February 28, 2020 (the maturity date). The Company recorded amortization of the beneficial conversion feature as interest expense in the amount of $0 and $437 during the six months ended June 30, 2018 and 2017, respectively. The debt discount was fully amortized and has zero balance at December 31, 2017 and June 30, 2018.

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

On February 11, 2014, the Company entered into a securities purchase agreement providing for the sale of a 10% convertible promissory note in the principal amount of $100. The note was convertible into shares of common stock of the Company at a price equal to a variable conversion price equal to the lesser of $1.30 per share, or fifty percent (50%) of the lowest trading price after the effective date. As of September 30, 2014, the note was exchanged for a new convertible note with a fixed conversion price of $0.338. Per ASC 815, the derivative liability on the note was extinguished and the new note was re-valued per ASC 470 as a beneficial conversion feature. The note matured on various dates from the effective date of each advance with respect to each advance. At the sole discretion of the lender, the lender was able to modify the maturity date to be twelve (12) months from the effective date of each advance. The note matured on various dates in 2014, and was extended to September 30, 2016, and in March 2016 was subsequently extended to June 30, 2019 with zero interest. As of June 30, 2018, the remaining principle balance was $100.

Convertible promissory note balance at June 30, 2018 and December 31, 2017 is $149.

7. PROMISSORY NOTES PAYABLE

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

The Notes bear interest at the rate of the one-month LIBOR plus 950 basis points and mature on June 30, 2020. The Notes may not be prepaid before the first anniversary of issuance and thereafter may be prepaid in whole without the consent of the lender or in part with the consent of the lender. In the event the Notes are prepaid in full prior to the maturity date, the Company shall pay the holder of the Senior Notes, $375 if prepaid prior to March 31, 2020 or $435 if prepaid after March 31, 2020 but prior to the maturity date. The Company is accruing an exit fee of $435 over life of the Loan Agreement and recognized as interest expense.

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

The Loan Agreement contains certain customary Events of Default (including, but not limited to, default in payment of any sum payable thereunder, breaches of representations or warranties thereunder, the occurrence of an event of default under the transaction documents, change in control of the Company, filing of bankruptcy and the entering or filing of certain monetary judgments against the Company). Upon the occurrence of an Event of Default the outstanding principal amount of the Notes, plus accrued but unpaid interest and other amounts owing in respect thereof, shall become, at the giving of notice by Lender, immediately due and payable. Interest on overdue payments accruing upon the occurrence of an Event of Default shall accrue at an interest rate equal to the lesser of 18% per annum or the maximum rate permitted under applicable law. Additionally, the Loan Agreement includes a subjective acceleration clause if a “material adverse effect” occurs in our business that could result in an Event of Default. We believe that the likelihood of the lender exercising this right is remote and have classified the debt as long term.

In conjunction with the Loan Agreement, the Company recorded $118 of capitalized debt issuance costs. The debt issuance costs will be amortized over the life of the Loan Agreement and recognized as interest expense. The Note payable balance is reported net of the unamortized portion of the debt issuance costs. The Company recorded amortization of the debt issuance cost as interest expense in the amount of $9 during the six months ended June 30, 2018.

Note payable at June 30, 2018 and December 31, 2017 are as follows:

	2018	2017
Promissory notes payable	$3,750	$-
Less, debt issuance costs	(109)	-
Notes payable, net	$3,641	$-

8. CAPITAL STOCK

Common Stock

On May 2, 2018, the Company converted 1,506,024 shares of its Series B Preferred Stock into the same number of shares of the Company’s common stock.

In the six months ending June 30, 2018, 634,615 and 194,445 shares of common stock were issued to James Nelson and Charles Cargile, respectively, from previously entered into RSGAs. In May 2018, James Nelson exercised 192,308 options and was issued the equivalent number of shares of common stock.

There were no other common stock conversions, issuances, option exercises, or restricted grants during the six months ended June 30, 2018.

Preferred Stock

On November 25, 2015, the Company designated 1,700,000 shares, of its authorized preferred stock, as Series B Preferred Stock, $0.001 par value per share. Pursuant to the Certificate of Designation filed with the Secretary of State of the State of Delaware, and subject to the rights of any other series of preferred stock that may be established by the Board of Directors, holders of Series B Preferred Stock (the “Holders”) will have liquidation preference over the holders of the Company’s Common Stock in any distribution upon winding up, dissolution, or liquidation. Holders will also be entitled to receive dividends, if, when and as declared by the Board of Directors, which dividends shall be payable in preference and priority to any payment of any dividend to holders of Common Stock. Holders will be entitled to convert each share of Series B Preferred Stock into one (1) share of Common Stock and will also be entitled to vote together with the holders of Common Stock on all matters submitted to shareholders at a rate of one (1) vote for each share of Series B Preferred Stock. In addition, so long as at least 100,000 shares of Series B Preferred Stock are outstanding, the Company may not, without the consent of the Holders of at least a majority of the shares of Series B Preferred Stock then outstanding: (i) amend, alter or repeal any provision of the Certificate of Incorporation or bylaws of the Company or the Certificate of Designation so as to adversely affect any of the rights, preferences, privileges, limitations or restrictions provided for the benefit of the Holders or (ii) issue or sell, or obligate itself to issue or sell, any additional shares of Series B Preferred Stock, or any securities that are convertible into or exchangeable for shares of Series B Preferred Stock. 1,506,024 shares of Series B Preferred Stock, at a fair value of $4,500 were issued in December 2015 in connection with the acquisition of Elite Solar. On May 2, 2018, the holder converted 1,506,024 shares of Series B Preferred Stock into the same number of shares of the Company’s Common Stock. As of June 30, 2018 there were no outstanding shares of Preferred Stock.

9. STOCK OPTIONS, RESTRICTED STOCK, AND WARRANTS

Options

As of June 30, 2018, the Company has 1,647,385 stock options outstanding to purchase 1,647,385 shares of common stock, per the terms set forth in the option agreements. The stock options vest at various times and are exercisable for a period of five to seven years from the date of grant at exercise prices ranging from $0.93 to $4.42 per share, the market value of the Company’s common stock on the date of each grant. The Company determined the fair market value of these options by using the Black Scholes option valuation model.

	June 30, 2018
		Weighted
	Number	average
	of	exercise
	Options	price
Outstanding, beginning December 31, 2017	1,875,155	$1.80
Granted	295,000	1.07
Exercised	(192,308)	0.26
Forfeited	(330,462)	2.56
Outstanding, end of June 30, 2018	1,647,385	1.67
Exercisable at the end of June 30, 2018	1,075,036	1.89

During the three months ended June 30, 2018 and 2017, the Company charged a total of $98 and $202, respectively, to operations to recognize stock-based compensation expense for stock options. During the six months ended June 30, 2018 and 2017, the Company charged a total of $225 and $388 respectively, to operations related to recognized stock-based compensation expense for stock options.

Restricted Stock Grants

With an effective date of March 29, 2017, subject to the Sunworks, Inc. 2016 Equity Incentive Plan, (the “2016 Plan”) the Company entered into a restricted stock grant agreement or RSGA with its new Chief Executive Officer, Charles Cargile. All shares issuable under the RSGA are valued as of the grant date at $1.50 per share. The RSGA provides for the issuance of up to 500,000 shares of the Company’s common stock. The restricted shares shall vest as follows: 166,667 of the restricted shares shall vest on the one (1) year anniversary of the effective date, and the balance, or 333,333 restricted shares, shall vest in twenty-four (24) equal monthly installments commencing on the one (1) year anniversary of the effective date

Stock-based compensation expense recognized for the March 29, 2017 RSGA in the three and six months ended June 30, 2018, was $63 and $125, respectively.

During the year ended December 31, 2013, the Company entered into a restricted stock grant agreement or RSGA with its then Chief Executive Officer, James B. Nelson, intended to provide and incentivize Mr. Nelson to improve the economic performance of the Company and to increase its value and stock price. All shares issuable under the RSGA are performance-based shares and are valued as of the grant date at $0.47 per share. The RSGA provides for the issuance of up to 769,230 shares of the Company’s common stock to Mr. Nelson provided certain milestones are met in certain stages. As of September 30, 2014, two of the milestones were met, when the Company’s market capitalization exceeded $10 million and the consolidated gross revenue, calculated in accordance with GAAP, equaled or exceeded $10 million for the trailing twelve-month period. The Company issued 384,615 shares of common stock to Mr. Nelson at fair value of $786,000 during the year ended December 31, 2014. In conjunction with Mr. Nelson’s retirement in April 2018, the remaining 384,615 shares of the Company’s common stock were issued to Mr. Nelson. Stock-based compensation expense of $179 was recognized in the quarter ending June 30, 2018.

In recognition of the efforts of James B. Nelson, the Company’s Chairman, in leading the Company through the uplisting and financing transaction consummated by the Company in 2015, on August 31, 2016, the Company granted Mr. Nelson a restricted stock grant of 250,000 shares of the Company’s common stock pursuant to the terms of the 2016 Plan. All shares issuable under the RSGA are valued as of the grant date at $2.90 per share. The restricted stock grant to Mr. Nelson was to vest upon the earlier of (i) January 1, 2021, (ii) a Change of Control as defined in the 2016 Plan (iii) upon Mr. Nelson’s retirement or (iv) upon Mr. Nelson’s death. “Change of Control” as defined in the 2016 Plan means (i) a sale of all or substantially all of the Company’s assets or (ii) a merger with another entity or an acquisition of the Company that results in the existing shareholders of the Company owning less than fifty percent (50%) of the outstanding shares of capital stock of the surviving entity following such transaction. Mr. Nelson’s retirement in April 2018 resulted in the RGSA being vested in full.

Stock-based compensation expense recognized for the August 31, 2016 RSGA in the three and six months ended June 30, 2018, was $460 and $502, respectively.

The total combined option and restricted stock compensation expense recognized, in the statement of operations, during the three months ended June 30, 2018 and 2017 was $800 and $317, respectively. The total combined option and restricted stock compensation expense recognized, in the statement of operations, during the six months ended June 30, 2018 and 2017 was $1,032 and $534, respectively.

Warrants

As of June 30, 2018, the Company had 2,997,000 common stock purchase warrants outstanding with an exercise price of $4.15 per share. The warrants have an issuance date of March 9, 2015 and expire on March 9, 2020.

10. SUBSEQUENT EVENTS

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

Business Introduction / Overview

We provide photovoltaic (“PV”) based power systems for the agricultural, commercial, industrial (ACI), public works, and residential markets in California, Massachusetts, Nevada, Oregon, and Washington. We have direct sales and/or operations personnel in California, Massachusetts, Nevada, Oregon, and Texas. Through our operating subsidiaries, we design, arrange financing, integrate, install, and manage systems ranging in size from 2kW (kilowatt) for residential loads to multi MW (megawatt) systems for larger commercial and public works projects. Commercial installations have included installations at office buildings, manufacturing plants, warehouses, churches, and agricultural facilities such as farms, wineries, and dairies. Public works installations have included school districts, local municipalities, federal facilities and higher education institutions. The Company provides a full range of installation services to our solar energy customers including design, system engineering, procurement, permitting, construction, grid connection, warranty, system monitoring and maintenance.

For the first six months of 2018, approximately 73% of our revenue was from sales to the ACI and public works markets. Approximately 27% of our revenue was from sales to the residential market.

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

Revenue Recognition

Revenues and related costs on construction contracts are recognized as the performance obligations are satisfied over time in accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers. Under ASC 606, revenue and associated profit, will be recognized as the customer obtains control of the goods and services promised in the contract (i.e., performance obligations). The cost of uninstalled materials or equipment will generally be excluded from our recognition of profit, unless specifically produced or manufactured for a project, because such costs are not considered to be a measure of progress. All un-allocable indirect costs and corporate general and administrative costs are charged to the periods as incurred. However, in the event a loss on a contract is foreseen, the Company will recognize the loss as it is determined.

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

Stock-Based Compensation

The Company periodically issues stock options to employees and directors. The Company accounts for stock option grants issued and vesting to employees based on the authoritative guidance provided by the Financial Accounting Standards Board whereas the value of the award is measured on the date of grant and recognized over the vesting period.

The Company accounts for stock grants issued to non-employees in accordance with the authoritative guidance of the Financial Accounting Standards Board whereas the value of the stock compensation is based upon the measurement date as determined at either a) the date at which a performance commitment is reached, or b) at the date at which the necessary performance to earn the equity instruments is complete. Non-employee stock-based compensation charges generally are amortized over the vesting period on a straight-line basis. In certain circumstances where there are no future performance requirements by the non-employee, option grants are immediately vested and the total stock-based compensation charge is recorded in the period of the measurement date.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2018 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2017

REVENUE AND COST OF GOODS SOLD

For the three months ended June 30, 2018, revenue for the Company decreased 20.1% to $19,994,000 compared to $25,011,000 for the three months ended June 30, 2017. Cost of goods sold for the three months ended June 30, 2018, was 6.5% lower at $17,095,000 compared to $18,278,000 for the three months ended June 30, 2017.

Gross profit for the Company was $2,899,000 for the quarter ended June 30, 2018. This compares to $6,733,000 of gross profit for the same quarter of the prior year. The gross margin was 14.5% in the second quarter of 2018 compared to 26.9% in the same quarter of 2017. Approximately 75% of revenue in the second quarter of 2018 was from installations for the ACI and public works markets compared to 72% of revenues in the same period the prior year. Larger ACI projects take longer to sell, design, engineer, permit and construct than residential projects and it varies by city, state and county. Some current projects take more than a year to complete from the time that the sales agreement is signed and revenue is fully recognized with the installation and receipt of final inspection documents.

Revenues and operating performance for the second quarter of 2018 were impacted by delays in receiving the necessary authorizations to begin construction or to complete necessary utility interconnections and upgrades. Gross margin in the three months ended June 30, 2018 was impacted by a one-time $2.3 million sale of materials to a customer that was done at zero margin. Additionally, gross margins are lower as a result of the construction of projects from our ACI backlog that are lower than our current margins coupled with cost overruns negatively impacting gross margin by approximately $0.1 million. Additionally, competitive pricing pressures drove lower than historical margins on projects in the residential market. We were still transitioning to a dealer model for residential markets in 2017. Dealer commissions are recorded as a cost of goods sold and apply downward pressure to gross margin. Residential dealer commissions were 16% of revenue for the three months ended June 30, 2018 and 14% of revenue for the three months ended June 30, 2017.

SELLING AND MARKETING EXPENSES

For the three months ended June 30, 2018, the Company had selling and marketing (S&M) expenses of $1,035,000 compared to $1,793,000 for the three months ended June 30, 2017. S&M expenses declined primarily due to decreases in media advertising expenses, facility costs, and commissions compared to the prior year. As a percentage of revenue, S&M expenses were 5.2% of second quarter revenues in 2018 compared to 7.2% in the second quarter of 2017. The disciplined and effective use of media advertising continues to be an emphasis for 2018 resulting in second quarter savings of approximately $209,000 compared to the same quarter in 2017. We continue to refine our specially-designed marketing efforts, third-party revenue generators, and tracking systems to attract new customers more cost effectively than in prior year periods.

GENERAL AND ADMINISTRATIVE EXPENSES

Total general and administrative (G&A) expenses were $2,604,000 for the three months ended June 30, 2018, compared to $3,204,000 for the three months ended June 30, 2017. As a percentage of revenue, G&A expenses increased slightly to 13.0% in the second quarter compared to 12.8% in the second quarter of 2017. In total dollars, G&A expense declined primarily due to a bonus expense of approximately $444,000 in the three months ending June 30, 2017 compared to a reversal of the bonus accrual of $150,000 in the three months ending June 30, 2018.

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

STOCK-BASED COMPENSATION EXPENSES

During the three months ended June 30, 2018 we incurred $800,000 in total non-cash stock-based compensation expense compared to $317,000 for the same period in the prior year.

Approximately $460,000 of stock-based compensation is for the August 31, 2016 grant of 250,000 restricted shares to our former Chairman at the per share value at the date of grant of $2.90. This grant was being expensed on a straight-line basis over 52 months but was accelerated and vested in full upon his retirement in April 2018.

Approximately $180,000 of stock-based compensation is for the September 23, 2013 grant of 384,615 restricted shares to our former Chairman at the per share value at the date of grant of $0.47. This grant was fully vested and issued in conjunction with his retirement.

Another $62,000 of stock-based compensation is for the March 2017 grant of 500,000 restricted shares to our CEO at the per share value at the date of grant of $1.50. This grant is being expensed on a straight-line basis over 36 months.

Stock-based compensation, excluding restricted stock grant agreements, related to employee and director options totaled $98,000 and $202,000 for the three months ended June 30, 2018 and 2017, respectively.

DEPRECIATION AND AMORTIZATION

Depreciation and Amortization expenses for the three months ended June 30, 2018 were $97,000 compared to $103,000 for the three months ended June 30, 2017. Depreciation and Amortization expenses decreased primarily due to the sale of underutilized equipment during the prior twelve months.

OTHER EXPENSES

Other expenses were $150,000 for the three months ended June 30, 2018, compared to $248,000 for the three months ended June 30, 2017. Interest expense for the quarter ended June 30, 2018, was $142,000. Approximately $121,000 of the interest expense was from the Loan Agreement entered into in April 2018. Prior year interest of $246,000 was the result of the non-cash debt discount amortization treated as interest for the convertible promissory note. The debt discount was fully amortized in the fourth quarter of 2017.

NET INCOME (LOSS)

The net loss for the three months ended June 30, 2018 was ($1,787,000) compared to a net income of $1,068,000 for the three months ended June 30, 2017.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2018 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2017

REVENUE AND COST OF GOODS SOLD

For the six months ended June 30, 2018, revenue for the Company decreased 15.0% to $33,441,000 compared to $39,362,000 for the six months ended June 30, 2017. Cost of goods sold for the six months ended June 30, 2018, was 5.8% lower at $28,132,000 compared to $29,850,000 for the six months ended June 30, 2017.

Gross profit for the Company was $5,309,000 for the six months ended June 30, 2018. This compares to $9,512,000 of gross profit for the same period of the prior year. The gross margin was 15.9% in the first six months of 2018 compared to 24.2% in the same period of 2017. Approximately 73% of revenue in the first six months of 2018 was from installations for the ACI and public works markets compared to 68% of revenues in the same period the prior year. Larger ACI projects take longer to sell, design, engineer, permit and construct than residential projects and it varies by city, state and county. Some current projects take more than a year to complete from the time that the sales agreement is signed and revenue is fully recognized with the installation and receipt of final inspection documents.

Revenues and operating performance for the first six months of 2018 were impacted by delays in receiving the necessary authorizations to begin construction or to complete necessary utility interconnections and upgrades. Gross margin in the six months ended June 30, 2018 was impacted by a one-time $2.3 million sale of materials to a customer that was done at zero margin. Additionally, gross margins are lower as a result of the construction of projects from our ACI backlog that are lower than our currents margin coupled with cost overruns negatively impacting gross margin by approximately $0.2 million. Additionally, competitive pricing pressures drove lower than historical margins on projects in the residential market. Lastly, we were still transitioning to a dealer model for residential markets in 2017. Dealer commissions are recorded as a cost of goods sold and apply downward pressure to gross margin. Residential dealer commissions were 17% of revenue for the six months ended June 30, 2018 and 11% of revenue for the three months ended June 30, 2017.

SELLING AND MARKETING EXPENSES

For the six months ended June 30, 2018, the Company had selling and marketing (S&M) expenses of $2,157,000 compared to $3,540,000 for the six months ended June 30, 2017. S&M expenses declined primarily due to decreases in media advertising expenses, facility costs, and commissions compared to the prior year. As a percentage of revenue, S&M expenses were 6.5% for the first six months of 2018 compared to 9.0% in the first six months of 2017. The disciplined and effective use of media advertising continues to be an emphasis for 2018 resulting in savings of approximately $539,000 in the six months ended June 30, 2018 compared to the same period in 2017. We continue to refine our specially-designed marketing efforts, third-party revenue generators, and tracking systems to attract new customers more cost effectively than in prior year periods.

GENERAL AND ADMINISTRATIVE EXPENSES

Total general and administrative (G&A) expenses were $5,267,000 for the six months ended June 30, 2018, compared to $6,534,000 for the six months ended June 30, 2017. As a percentage of revenue, G&A expenses decreased to 15.8% in the first six months of 2018 compared to 16.6% in the first six months of 2017. In total dollars, G&A expense declined primarily due to a bonus expense of approximately $935,000 in the six months ending June 30, 2017 compared to a reversal of a prior-year bonus accrual of $150,000 in the six months ending June 30, 2018.

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

STOCK-BASED COMPENSATION EXPENSES

During the six months ended June 30, 2018 we incurred $1,032,000 in total non-cash stock-based compensation expense compared to $534,000 for the same period in the prior year.

Approximately $502,000 of stock-based compensation is for the August 31, 2016 grant of 250,000 restricted shares to our former Chairman at the per share value at the date of grant of $2.90. This grant was being expensed on a straight-line basis over 52 months but was accelerated and vested in full upon his retirement in April 2018.

Approximately $180,000 of stock-based compensation is for the September 23, 2013 grant of 384,615 restricted shares to our former Chairman at the per share value at the date of grant of $0.47. This grant was fully vested and issued in conjunction with his retirement.

Another $125,000 of stock-based compensation is for the March 2017 grant of 500,000 restricted shares to our CEO at the per share value at the date of grant of $1.50. This grant is being expensed on a straight-line basis over 36 months.

Stock-based compensation, excluding restricted stock grant agreements, related to employee and director options totaled $225,000 and $388,000 for the six months ended June 30, 2018 and 2017, respectively.

DEPRECIATION AND AMORTIZATION

Depreciation and Amortization expenses for the six months ended June 30, 2018 were $193,000 compared to $206,000 for the six months ended June 30, 2017. Depreciation and Amortization expenses decreased primarily due to the sale of underutilized equipment during the prior twelve months.

OTHER EXPENSES

Other expenses were $175,000 for the six months ended June 30, 2018, compared to $536,000 for the six months ended June 30, 2017. Interest expense for the six months ended June 30, 2018, was $162,000. Approximately $121,000 of the interest expense was from the Loan Agreement entered into in April 2018. Prior year interest of $491,000 was primarily the result of the non-cash debt discount amortization treated as interest for the convertible promissory note. The debt discount was fully amortized in the fourth quarter of 2017.

NET LOSS

The net loss for the six months ended June 30, 2018 was $3,515,000 compared to a net loss of $1,838,000 for the six months ended June 30, 2017.

LIQUIDITY AND CAPITAL RESOURCES

We had $4,752,000 in unrestricted cash at June 30, 2018, as compared to $6,356,000 at December 31, 2017. We believe that the aggregate of our existing cash and cash equivalents and cash generated from operations, will be sufficient to meet our operating cash requirements for at least the next 12 months.

As of June 30, 2018, our working capital surplus was $4,011,000 compared to a working capital surplus of $4,364,000 at December 31, 2017.

The Loan Agreement for the Promissory Notes Payable contains a subjective acceleration clause based on the lender determining, in the exercise of its reasonable discretion, that a “material adverse effect” in our business has occurred. If this clause is implicated, and the lender declares that an Event of Default has occurred, the outstanding indebtedness would likely become immediately due. We believe that the likelihood of the lender exercising this right is remote.

Cash flow used in operating activities was $5,070,000 for the first six months of 2018, compared to $6,406,000 used in the first six months of 2017. The cash used in operating activities was primarily the result of the current year net loss combined with changes in working capital accounts. This use of cash in the first half of the year is consistent with the seasonality of our business.

Net cash used in investing activities was $1,000 for the six months ended June 30, 2018, compared to $26,000 used in the six months ended June 30, 2017. The cash used in investing activities was for the purchase of capital equipment, partially offset from the proceeds of the sale of assets.

Net cash provided by financing activities during the first six months of 2018 was $3,418,000. This is due to funds received as part of the Loan Agreement entered into in April 2018, partially offset by principal payments for equipment notes and capital leases. Net cash used in financing activities during the first six months of 2017 was $259,000 for principal payments for equipment notes and capital leases.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Pursuant to Rules 13a-15(b) and 15-d-15(b) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer (“CEO/CFO”) of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. The term “disclosure controls and procedures”, as defined under Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of June 30, 2018 were not effective, for the same reasons as previously disclosed under item 9A “Control and Procedures” in our Annual Report on Form 10-K for the year ended December 31, 2017.

As disclosed in our annual report filing for the year ended December 31, 2017, management has identified control deficiencies regarding the need for a stronger internal controls environment relating to revenue activities. Management has taken steps to remediate these control deficiencies including revised work in process review procedures, enhanced financial reporting reviews processes, and the retention of additional qualified personnel. Management believes that the controls currently in place are adequate, but we have not had sufficient time to monitor the new controls to validate their effectiveness. As such, the material weakness still existed as of June 30, 2018.

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

Changes in Internal Control Over Financial Reporting

Processes to strengthen and improve the Company’s internal control over financial reporting (as defined in Rule 13a-15f of the Exchange Act) continue to be implemented during the period ended June 30, 2018. While material improvements in internal controls were disclosed in our annual report on Form 10-K filed for the year ended December 31, 2017, the monitoring and validation of these controls is ongoing.

We have not made a change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended June 30, 2018, an aggregate of 576,923 shares were issued upon exercise of non-qualified options.

In connection with the foregoing issuance, the Company relied upon an exemption from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Roseville, State of California, on August 8, 2018.

Sunworks, Inc.

Date: August 8, 2018	By:	/s/ Charles F. Cargile
Charles F. Cargile, Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2018	By:	/s/ Philip A. Radmilovic
Philip A. Radmilovic, Chief Financial Officer
(Principal Financial and Accounting Officer)

