Form 10-Q
period 2018-09-30
Sunworks, Inc.
filed 2018-11-07
CIK 1172631

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018.

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

Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
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

The number of shares of registrant’s common stock outstanding as of November 7, 2018 was 26,096,879.

TABLE OF CONTENTS

Page

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Unaudited)	3

Condensed Consolidated Balance Sheets at September 30, 2018 (Unaudited) and December 31, 2017	3

Condensed Consolidated Statements of Operations for the three months and nine months ended September 30, 2018 (Unaudited) and September 30, 2017 (Unaudited)	4

Condensed Consolidated Statement of Shareholders’ Equity for the nine months ended September 30, 2018 (Unaudited)	5

Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 (Unaudited) and September 30, 2017 (Unaudited)	6

Notes to the Condensed Consolidated Financial Statements (Unaudited)	7

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	18

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	23

ITEM 4. CONTROLS AND PROCEDURES	24

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS	25

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	25

ITEM 3. DEFAULTS UPON SENIOR SECURITIES	25

ITEM 4. MINE SAFETY DISCLOSURES	25

ITEM 5. OTHER INFORMATION	25

ITEM 6. EXHIBITS	25

SIGNATURES	26

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

SUNWORKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2018 AND DECEMBER 31, 2017

(in thousands, except share and per share data)

	September 30, 2018	December 31, 2017
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$3,635	$6,356
Restricted cash	446	475
Accounts receivable, net	9,390	11,330
Inventory, net	3,933	4,450
Contract assets	5,181	3,790
Other current assets	129	2,081
Total Current Assets	22,714	28,482
Property and Equipment, net	948	1,233
Other Assets
Other deposits	71	68
Goodwill	11,364	11,364
Total Other Assets	11,435	11,432
Total Assets	$35,097	$41,147

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable and accrued liabilities	$11,588	$13,090
Contract liabilities	6,252	7,288
Customer deposits	117	2,905
Loan payable, current portion	198	229
Convertible promissory notes, current portion	100	-
Acquisition convertible promissory note, current portion	757	606
Total Current Liabilities	19,012	24,118

Long Term Liabilities
Loan payable	127	267
Promissory notes payable, net	3,655	-
Convertible promissory notes	-	149
Acquisition convertible promissory notes	252	707
Warranty liability	336	246
Total Long-Term Liabilities	4,370	1,369
Total Liabilities	23,382	25,487

Shareholders’ Equity
Preferred stock Series B, $.001 par value; 5,000,000 authorized shares; 0 and 1,506,024 shares issued and outstanding, respectively	-	2
Common stock, $.001 par value; 200,000,000 authorized shares; 26,069,101 and 23,150,930 shares issued and outstanding, respectively	26	23
Additional paid in capital	73,350	72,000
Accumulated deficit	(61,661)	(56,365)
Total Shareholders’ Equity	11,715	15,660
Total Liabilities and Shareholders’ Equity	$35,097	$41,147

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUNWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017

Revenue	$18,281	$18,797	$51,722	$58,159

Cost of Goods Sold	14,916	15,704	43,048	45,554

Gross Profit	3,365	3,093	8,674	12,605

Operating Expenses
Selling and marketing expenses	891	1,751	3,048	5,291
General and administrative expenses	2,399	2,640	7,666	9,175
Stock-based compensation	151	299	1,183	833
Depreciation and amortization	96	102	289	308

Total Operating Expenses	3,537	4,792	12,186	15,607

Loss before Other Expenses	(172)	(1,699)	(3,512)	(3,002)

Other Income/(Expenses)
Other income (expense)	(13)	1	(26)	(43)
Interest expense	(191)	(261)	(353)	(752)

Total Other Income/(Expenses)	(204)	(260)	(379)	(795)

Loss before Income Taxes	(376)	(1,959)	(3,891)	(3,797)

Income Tax Expense	-	-	-	-

Net Loss	$(376)	$(1,959)	$(3,891)	$(3,797)

LOSS PER SHARE:
Basic	$(0.01)	$(0.09)	$(0.16)	$(0.17)
Diluted	$(0.01)	$(0.09)	$(0.16)	$(0.17)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
Basic	25,709,915	22,455,664	24,559,382	22,060,186
Diluted	25,709,915	22,455,664	24,559,382	22,060,186

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUNWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018

(in thousands, except share and per share data)

	Series B				Additional
	Preferred stock		Common stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2017	1,506,024	$2	23,150,930	$23	$72,000	$(56,365)	$15,660
Adoption of ASC 606 (Note 3)	-	-	-	-	-	(1,405)	(1,405)
Stock-based compensation	-	-	-	-	1,183	-	1,183
Conversion of preferred stock to common stock	(1,506,024)	(2)	1,506,024	2	-	-	-
Issuance of common stock for conversion of promissory notes, plus accrued interest	-	-	349,112	-	118	-	118
Issuance of common stock under terms of restricted stock grants	-	-	870,727	1	(1)	-	-
Issuance of common stock for exercise of options	-	-	192,308	-	50	-	50
Net loss for the nine months ended September 30, 2018	-	-	-	-	-	(3,891)	(3,891)
Balance at September 30, 2018 (unaudited)	-	$-	26,069,101	$26	$73,350	$(61,661)	$11,715

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUNWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

(in thousands, except share and per share data)

(unaudited)

	Nine months ended
	September 30, 2018	September 30, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,891)	$(3,797)
Adjustments to reconcile net (loss) to net cash used in operating activities
Depreciation and amortization	289	308
(Gain) loss on sale of equipment	-	1
Stock-based compensation	1,183	833
Stock issued for services	-	21
Amortization of beneficial conversion feature	-	657
Amortization of debt issuance costs	23	-
Bad debt expense	36	198
Inventory allowance	-	75
Changes in Assets and Liabilities
(Increase) Decrease in:
Accounts receivable	1,902	(1,167)
Inventory	517	(579)
Other deposits and other current assets	1,949	(1,285)
Contract assets	(1,974)	(1,007)
Increase (Decrease) in:
Accounts payable and accrued liabilities	(1,434)	(1,002)
Contract liabilities	(1,858)	2,213
Customer deposits	(2,788)	629
Warranty and other liability	90	100
NET CASH USED IN OPERATING ACTIVITIES	(5,956)	(3,802)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(9)	(44)
Proceeds from sale of property and equipment	6	18
NET CASH USED IN INVESTING ACTIVITIES	(3)	(26)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loans and notes payable repayments	(473)	(466)
Proceeds from issuance of note payable, net	3,632	-
Proceeds from exercise of stock options	50	-
NET CASH PROVIVED BY (USED IN) FINANCING ACTIVITIES	3,209	(466)

NET (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(2,750)	(4,294)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH BEGINNING OF PERIOD	6,831	11,106
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, END OF PERIOD	$4,081	$6,812

CASH PAID FOR:
Interest	$246	$52
Taxes	$-	$110

SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS
Issuance of common stock upon conversion of debt	$118	$270
Issuance of common stock upon conversion of preferred stock	$2	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUNWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

SEPTEMBER 30, 2018

(in thousands, except share and per share data)

References herein to “we,” “us,” “Sunworks,” and “the Company” are to Sunworks, Inc. and its wholly-owned subsidiaries Sunworks United, Inc. (“Sunworks United”), MD Energy, Inc. (“MD Energy”), and Elite Solar Acquisition Sub, Inc. (“Elite Solar”).

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Form 10-K for the year ended December 31, 2017.

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

Accounts Receivables

Accounts receivables are recorded on contracts for amounts currently due based upon progress billings, as well as retention, which are collectible upon completion of the contracts. Accounts payable to material suppliers and subcontractors are recorded for amounts currently due based upon work completed or materials received, as are retention due subcontractors, which are payable upon completion of the contract. General and administrative expenses are charged to operations as incurred and are not allocated to contract costs. Retention receivable is the amount withheld by a customer until a contract is completed. Retention receivables of $1,155 and $958 were included in the balance of accounts receivable as of September 30, 2018, and December 31, 2017, respectively.

The Company performs ongoing credit evaluation of its customers. Management monitors outstanding receivables based on factors surrounding the credit risk of specific customers, historical trends, age of receivables and other information, and records bad debts using the allowance method. Accounts receivable are presented net of an allowance for doubtful accounts of $325 at September 30, 2018, and $320 at December 31, 2017. Bad debt expense for the three months ended September 30, 2018 and 2017 was ($54) and $81, respectively. Bad debt expense for the nine months ended September 30, 2018 and 2017 was $36 and $198, respectively.

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

Concentration Risk

Cash includes amounts deposited in financial institutions in excess of insurable Federal Deposit Insurance Corporation (FDIC) limits. At times throughout the year, the Company may maintain cash balances in certain bank accounts in excess of FDIC limits. As of September 30, 2018, the cash balance in excess of the FDIC limits was $3,501. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk in these accounts.

Inventory

Inventory is valued at a weighted average cost method. Inventory primarily consists of panels, inverters, and mounting racks and other materials. The Company also carries a reserve for inventory obsolescence that may arise from technological advancement or changes in government regulation. Inventory is presented net of an allowance of $50 at September 30, 2018, and $50 at December 31, 2017.

Property and Equipment

Property and equipment are stated at cost. Depreciation for property and equipment commences when it’s put into service and are depreciated using the straight-line method over its estimated useful lives:

Machinery & equipment	3-7 Years
Furniture & fixtures	5-7 Years
Computer equipment	3-5 Years
Vehicles	5-7 Years
Leaseholder improvements	3-5 Years

Depreciation expense for the three months ended September 30, 2018 and 2017 was $96 and $102, respectively. Depreciation expense for the nine months ended September 30, 2018 and 2017 was $289 and $308, respectively.

Advertising and Marketing

The Company expenses advertising and marketing costs as incurred. Advertising and marketing costs include printed material, billboards, sponsorships, direct mail, radio, telemarketing, tradeshow costs, magazine, and catalog advertisement. Included within selling and marketing expenses are advertising and marketing costs for the three months ended September 30, 2018 and 2017 of $56 and $124, respectively. Advertising and marketing costs for the nine months ended September 30, 2018 and 2017 were $201 and $807, respectively.

Warranty Liability

The Company establishes warranty liability reserves to provide for estimated future expenses as a result of installation and product defects, product recalls and litigation incidental to the Company’s business. Liability estimates are determined based on management’s judgment, considering such factors as historical experience, the likely current cost of corrective action, manufacturers’ and subcontractors’ participation in sharing the cost of corrective action, and consultations with third party experts such as engineers. Solar panel manufacturers currently provide substantial warranties between ten to twenty-five years with full reimbursement to replace and install replacement panels while inverter manufacturers currently provide warranties covering ten to fifteen-year replacement and installation. The warranty liability for estimated future warranty costs is $336 at September 30, 2018 and $246 at December 31, 2017.

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

A net loss causes all outstanding common stock options, warrants, convertible preferred stock, and convertible notes to be anti-dilutive. As a result, the basic and diluted losses per common share are the same for the three and nine months ended September 30, 2018 and 2017.

As of September 30, 2018, the potentially dilutive securities that have been excluded from the computations of weighted average shares outstanding include 1,547,385 stock options, 263,888 restricted stock grants, 2,997,000 warrants, and shares underlying convertible notes.

As of September 30, 2017, the potentially dilutive securities that have been excluded from the computations of weighted average shares outstanding include 811,924 stock options, 1,134,615 restricted stock grants, 2,997,000 warrants, and shares underlying convertible notes and preferred stock.

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

Fair Value of Financial Instruments

Disclosures about fair value of financial instruments, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of September 30, 2018, the amounts reported for cash, accrued interest and other expenses, and notes payable approximate the fair value because of their short maturities.

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

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230) - Restricted Cash. ASU 2016-18 requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The ASU was effective for fiscal years beginning after December 15, 2017. We elected to adopt ASU 2016-18 retrospectively as of January 1, 2017 and have applied to all periods presented herein. The adoption of ASU 2016-18 did not have a material impact to our consolidated financial statements. The effect of the adoption of ASU 2016-18 on our consolidates statements of cash flows was to include restricted cash balances in the beginning and end of period balances of cash, cash equivalents, and restricted cash. The change in restricted cash was previously disclosed in operating activities in the consolidated statements of cash flows.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (ASC 606), to clarify the principles of recognizing revenue and create common revenue recognition guidance between U.S. GAAP and International Financial Reporting Standards. Under ASC 606, revenue is recognized when a customer obtains control of promised goods or services and is recognized at an amount that reflects the consideration expected to be received in exchange for such goods or services. In addition, ASC 606 requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The ASC was effective for fiscal years beginning after December 15, 2017. The Company has adopted ASC 606 beginning on January 1, 2018 using the modified retrospective approach for contracts not substantially complete at that date by recognizing a cumulative adjustment to the opening balance of accumulated deficit. See Note 3 for additional disclosures in accordance with the new revenue recognition standard.

Management reviewed currently issued pronouncements during the nine months ended September 30, 2018, and believes that any other recently issued, but not yet effective, accounting standards, if currently adopted, would not have a material effect on the accompanying consolidated financial statements.

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

The following table represents a disaggregation of revenue by customer type from contracts with customers for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017 (1)	2018	2017 (1)
Agricultural, Commercial, and Industrial (ACI)	$8,715	$10,761	$23,235	$35,984
Public Works (2)	4,613	1,473	14,511	3,174
Residential	4,953	6,563	13,976	19,001
Total	18,281	18,797	51,722	58,159

(1)	Prior period has not been modified for ASC 606.
(2)	Public Works customers were not tracked separately until the second quarter of 2017.

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

Revenue recognition for other sales arrangements such as the sales of materials will remain materially consistent with prior treatment.

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

The following tables summarize the impact of the adoption of ASC 606 on our condensed consolidated statement of operations for the three and nine months ended and as of September 30, 2018 and the condensed consolidated balance sheet as of September 30, 2018:

	For the Nine Months Ended September 30, 2018
		Without Adoption	Impact of Adoption
	As Reported	of ASC 606	of ASC 606
Revenue	$51,722	$50,306	$(1,416)
Cost of goods sold	43,048	42,323	(725)
Gross profit	8,674	7,983	(691)

	For the Three Months Ended September 30, 2018
		Without Adoption	Impact of Adoption
	As Reported	of ASC 606	of ASC 606
Revenue	$18,281	$17,889	$(392)
Cost of goods sold	14,916	14,876	(40)
Gross profit	3,365	3,013	(352)

	September 30, 2018
		Without Adoption	Impact of Adoption
	As Reported	of ASC 606	of ASC 606
Contract assets	$5,181	$5,315	$134
Contract liabilities	6,252	5,502	(750)

Contract assets represent revenues recognized in excess of amounts invoiced to customers on contracts in progress. Contract liabilities represent amounts invoiced to customers in excess of revenues recognized on contracts in progress. At September 30, 2018 and December 31, 2017, the contract asset balances were $5,181 and $3,790, and the contract liability balances were $6,252 and $7,288, respectively.

4. LOANS PAYABLE

Elite Solar, a subsidiary of the Company, entered into a business loan agreement, prior to being acquired by the Company, with Tri Counties Bank dated March 14, 2014, in the original amount of $131 bearing interest at 4.95%. The loan agreement called for monthly payments of $2 and is scheduled to mature on March 14, 2019. Proceeds from the loan were used to purchase a pile driver and related equipment and is secured by the equipment. The outstanding balance at September 30, 2018, is $14.

Elite Solar entered into a business loan agreement prior to being acquired by the Company, with Tri Counties Bank dated April 9, 2014, in the original amount of $250 bearing interest at 4.95%. The loan agreement calls for monthly payments of $5 and is scheduled to mature on April 9, 2019. Proceeds from the loan were used to purchase racking inventory and related equipment. The loan is secured by the inventory and equipment. The outstanding balance at September 30, 2018, is $32.

On January 5, 2016, the Company entered into a loan agreement for the acquisition of a pile driver in the principal amount of $182 bearing interest at 5.5%. The loan agreement calls for monthly payments of $4 and is scheduled to mature on January 15, 2020. The loan is secured by the equipment. The outstanding balance at September 30, 2018, is $65.

On September 8, 2016, the Company entered into a loan agreement for the acquisition of a pile driver in the principal amount of $174 bearing interest at 5.5%. The loan agreement calls for monthly payments of $4 and is scheduled to mature on September 15, 2020. The loan is secured by the equipment. The outstanding balance at September 30, 2018, is $92.

On November 14, 2016, the Company entered into a 0% interest loan agreement for the acquisition of an excavator in the principal amount of $59. The loan agreement calls for monthly payments of $1 and is scheduled to mature on November 13, 2020. The loan is secured by the equipment. The outstanding balance at September 30, 2018, is $31.

On December 23, 2016, the Company entered into a loan agreement for the acquisition of modular office systems and related furniture in the principal amount of $172 bearing interest at 4.99%. The loan agreement calls for 16 quarterly payments of $12 and is scheduled to mature in September 2020. The loan is secured by the equipment. The outstanding balance at September 30, 2018, is $91.

As of September 30, 2018 and December 31, 2017, loans payable are summarized as follows:

	September 30, 2018	December 31, 2017
Business loan agreement dated March 14, 2014	$14	$36
Business loan agreement dated April 9, 2014	32	73
Equipment notes payable	279	387
Subtotal	325	496
Less: Current position	(198)	(229)
Long-term position	$127	$267

5. ACQUISITION CONVERTIBLE PROMISSORY NOTES

On February 28, 2015, the Company issued a 4% convertible promissory note in the aggregate principal amount of $2,650 as part of the consideration paid to acquire 100% of the total outstanding stock of MD Energy. The note is convertible into shares of common stock on or after each of the following dates: November 30, 2015, November 30, 2016 and November 30, 2017. The conversion price is $2.60 per share. A beneficial conversion feature of $3,262 was calculated but capped at the $2,650 value of the note. The beneficial conversion feature was calculated by multiplying the difference between the fair value of stock at the date of the note $5.80 less the conversion price of $2.60 multiplied by the maximum number of share subject to conversion, 1,019,231. In November 2015, the Company issued 339,743 shares of common stock upon conversion of the principal amount of $883. Commencing on March 31, 2015, and each quarter thereafter during the first two (2) years of the note, the Company made quarterly interest only payments to the shareholder for accrued interest on the Note during the quarter. Commencing with the quarter ending on June 30, 2017, the Company began to make quarterly payments of interest accrued on the convertible note during the prior quarter plus $151 with the final payment of all outstanding principal and accrued but unpaid interest on the convertible note due and payable on February 28, 2020 (the maturity date). The Company recorded amortization of the beneficial conversion feature as interest expense in the amount of $0 and $657 during the nine months ended September 30, 2018 and 2017, respectively. The debt discount was fully amortized and has zero balance at December 31, 2017 and September 30, 2018.

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

6. CONVERTIBLE PROMISSORY NOTES

On January 31, 2014, the Company entered into a securities purchase agreement providing for the sale of a 10% convertible promissory note in the principal amount of up to $750 for consideration of $750. The proceeds were restricted and were used for the purchase of Solar United Network, Inc. The note was convertible into shares of common stock of the Company at a price equal to a variable conversion price equal to the lesser of $1.30 per share, or fifty percent (50%) of the lowest trading price after the effective date. As of September 30, 2014, the note was exchanged for a new convertible note with a fixed conversion price of $0.338. Per ASC 815, the derivative liability on the note was extinguished and the new note was re-valued per ASC 470 as a beneficial conversion feature, which was expensed in the statement of operations during 2014. The note originally matured on October 28, 2014, was extended three months to January 31, 2015, was extended to September 30, 2016, and in March 2016 was subsequently extended to June 30, 2019 with zero interest. During the year ended December 31, 2016, the noteholder made a partial conversion of principal and accrued interest in the amount of $196 and $45 respectively in exchange for 711,586 shares of common stock, with a remaining principal balance of $554. During the year ended December 31, 2017, the noteholder made a partial conversion of principal in the amount of $505 in exchange for 1,494,083 shares of common stock, with a remaining principal balance of $49. In September 2018, the noteholder made a partial conversion of principal in the amount of $49 and accrued interest of $69 in exchange for 349,112 shares of common stock, with a remaining principal balance of $0.

On February 11, 2014, the Company entered into a securities purchase agreement providing for the sale of a 10% convertible promissory note in the principal amount of $100. The note was convertible into shares of common stock of the Company at a price equal to a variable conversion price equal to the lesser of $1.30 per share, or fifty percent (50%) of the lowest trading price after the effective date. As of September 30, 2014, the note was exchanged for a new convertible note with a fixed conversion price of $0.338. Per ASC 815, the derivative liability on the note was extinguished and the new note was re-valued per ASC 470 as a beneficial conversion feature. The note matured on various dates from the effective date of each advance with respect to each advance. At the sole discretion of the lender, the lender was able to modify the maturity date to be twelve (12) months from the effective date of each advance. The note matured on various dates in 2014, and was extended to September 30, 2016, and in March 2016 was subsequently extended to June 30, 2019 with zero interest. As of September 30, 2018, the remaining principle balance was $100.

Convertible promissory note balance at September 30, 2018 and December 31, 2017 is $100 and $149.

7. PROMISSORY NOTES PAYABLE

On April 27, 2018, the Company entered into a Loan Agreement (the “Loan Agreement”) with CrowdOut Capital, Inc. pursuant to which the Company issued an aggregate of $3,750 in promissory notes (the “Notes”), of which $3,000 are Senior Notes and $750 are Subordinated Notes. The Subordinated Notes were funded by the Company’s Chief Executive Officer, Charles Cargile and the Company’s Vice President of Business Development, Kirk Short.

The Notes bear interest at the rate of the one-month LIBOR plus 950 basis points and mature on June 30, 2020. The Notes may not be prepaid before the first anniversary of issuance and thereafter may be prepaid in whole without the consent of the lender or in part with the consent of the lender. In the event the Notes are prepaid in full prior to the maturity date, the Company shall pay the holder of the Senior Notes an exit fee of $375 if prepaid prior to March 31, 2020 or $435 if prepaid after March 31, 2020 but prior to the maturity date. The Company is accruing the exit fee of $435 over life of the Loan Agreement and recognized as interest expense.

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

The Loan Agreement contains certain customary Events of Default (including, but not limited to, default in payment of any sum payable thereunder, breaches of representations or warranties thereunder, the occurrence of an event of default under the transaction documents, change in control of the Company, filing of bankruptcy and the entering or filing of certain monetary judgments against the Company). Upon the occurrence of an Event of Default the outstanding principal amount of the Notes, plus accrued but unpaid interest and other amounts owing in respect thereof, shall become, at the giving of notice by Lender, immediately due and payable. Interest on overdue payments upon the occurrence of an Event of Default shall accrue at an interest rate equal to the lesser of 18% per annum or the maximum rate permitted under applicable law. The Company has obtained a waiver through February 22, 2019 for an event of default which is deemed to have occurred because of the Company’s failure to maintain compliance with the Nasdaq Stock Market’s minimum bid price requirement. Additionally, the Loan Agreement includes a subjective acceleration clause if a “material adverse effect” occurs in our business that could result in an Event of Default. We believe that the likelihood of the lender exercising this right is remote and have classified the debt as long term.

In conjunction with the Loan Agreement, the Company recorded $118 of capitalized debt issuance costs. The debt issuance costs will be amortized over the life of the Loan Agreement and recognized as interest expense. The Note payable balance is reported net of the unamortized portion of the debt issuance costs. The Company recorded amortization of the debt issuance cost as interest expense during the three and nine months ended September 30, 2018 of $23 and $32.

Promissory notes payable at September 30, 2018 and December 31, 2017 are as follows:

	2018	2017
Promissory notes payable	$3,750	$-
Less, debt issuance costs	(95)	-
Promissory notes payable, net	$3,655	$-

8. CAPITAL STOCK

Common Stock

On May 2, 2018, the Company converted 1,506,024 shares of its Series B Preferred Stock into the same number of shares of the Company’s common stock.

In the nine months ending September 30, 2018, 634,615 and 236,112 shares of common stock were issued to James Nelson and Charles Cargile, respectively, from previously entered into RSGAs. In May 2018, James Nelson exercised 192,308 options and was issued the equivalent number of shares of common stock.

On September 14, 2018, the Company issued 349,112 shares of common stock at a conversion price of $0.338 per share for partial conversion of principal and accrued interest for a convertible promissory note in the aggregate amount of $118.

There were no other common stock conversions, issuances, option exercises, or restricted grants during the nine months ended September 30, 2018.

Preferred Stock

On November 25, 2015, the Company designated 1,700,000 shares, of its authorized preferred stock, as Series B Preferred Stock, $0.001 par value per share. Pursuant to the Certificate of Designation filed with the Secretary of State of the State of Delaware, and subject to the rights of any other series of preferred stock that may be established by the Board of Directors, holders of Series B Preferred Stock (the “Holders”) will have liquidation preference over the holders of the Company’s Common Stock in any distribution upon winding up, dissolution, or liquidation. Holders will also be entitled to receive dividends, if, when and as declared by the Board of Directors, which dividends shall be payable in preference and priority to any payment of any dividend to holders of Common Stock. Holders will be entitled to convert each share of Series B Preferred Stock into one (1) share of Common Stock and will also be entitled to vote together with the holders of Common Stock on all matters submitted to shareholders at a rate of one (1) vote for each share of Series B Preferred Stock. In addition, so long as at least 100,000 shares of Series B Preferred Stock are outstanding, the Company may not, without the consent of the Holders of at least a majority of the shares of Series B Preferred Stock then outstanding: (i) amend, alter or repeal any provision of the Certificate of Incorporation or bylaws of the Company or the Certificate of Designation so as to adversely affect any of the rights, preferences, privileges, limitations or restrictions provided for the benefit of the Holders or (ii) issue or sell, or obligate itself to issue or sell, any additional shares of Series B Preferred Stock, or any securities that are convertible into or exchangeable for shares of Series B Preferred Stock. 1,506,024 shares of Series B Preferred Stock, at a fair value of $4,500 were issued in December 2015 in connection with the acquisition of Elite Solar. On May 2, 2018, the Holder converted 1,506,024 shares of Series B Preferred Stock into the same number of shares of the Company’s Common Stock. As of September 30, 2018 there were no outstanding shares of Preferred Stock.

9. STOCK OPTIONS, RESTRICTED STOCK, AND WARRANTS

Options

As of September 30, 2018, the Company has 1,547,385 stock options outstanding to purchase 1,547,385 shares of common stock, per the terms set forth in the option agreements. The stock options vest at various times and are exercisable for a period of five to seven years from the date of grant at exercise prices ranging from $0.93 to $4.42 per share, the market value of the Company’s common stock on the date of each grant. The Company determined the fair market value of these options by using the Black Scholes option valuation model.

	September 30, 2018
		Weighted
	Number	average
	of	exercise
	Options	price
Outstanding, beginning December 31, 2017	1,875,155	$1.80
Granted	295,000	1.07
Exercised	(192,308)	0.26
Forfeited	(430,462)	2.56
Outstanding, end of September 30, 2018	1,547,385	1.67
Exercisable at the end of September 30, 2018	1,065,386	1.87

During the three months ended September 30, 2018 and 2017, the Company charged a total of $88 and $195, respectively, to operations to recognize stock-based compensation expense for stock options. During the nine months ended September 30, 2018 and 2017, the Company charged a total of $314 and $582 respectively, to operations related to recognized stock-based compensation expense for stock options.

Restricted Stock Grants

With an effective date of March 29, 2017, subject to the Sunworks, Inc. 2016 Equity Incentive Plan, (the “2016 Plan”) the Company entered into a restricted stock grant agreement or RSGA with its new Chief Executive Officer, Charles Cargile. All shares issuable under the RSGA are valued as of the grant date at $1.50 per share. The RSGA provides for the issuance of up to 500,000 shares of the Company’s common stock. The restricted shares shall vest as follows: 166,667 of the restricted shares shall vest on the one (1) year anniversary of the effective date, and the balance, or 333,333 restricted shares, shall vest in twenty-four (24) equal monthly installments commencing on the one (1) year anniversary of the effective date

Stock-based compensation expense recognized for the March 29, 2017 RSGA in the three and nine months ended September 30, 2018, was $63 and $188, respectively.

During the year ended December 31, 2013, the Company entered into a restricted stock grant agreement or RSGA with its then Chief Executive Officer, James B. Nelson, intended to provide and incentivize Mr. Nelson to improve the economic performance of the Company and to increase its value and stock price. All shares issuable under the RSGA are performance-based shares and are valued as of the grant date at $0.47 per share. The RSGA provides for the issuance of up to 769,230 shares of the Company’s common stock to Mr. Nelson provided certain milestones are met in certain stages. As of September 30, 2014, two of the milestones were met, when the Company’s market capitalization exceeded $10 million and the consolidated gross revenue, calculated in accordance with GAAP, equaled or exceeded $10 million for the trailing twelve-month period. The Company issued 384,615 shares of common stock to Mr. Nelson at fair value of $786,000 during the year ended December 31, 2014. In conjunction with Mr. Nelson’s retirement in April 2018, the remaining 384,615 shares of the Company’s common stock were issued to Mr. Nelson. Stock-based compensation expense of $0 and $179 was recognized in the three and nine months ending September 30, 2018.

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

Stock-based compensation expense recognized for the August 31, 2016 RSGA in the three and nine months ended September 30, 2018, was $0 and $502, respectively.

The total combined option and restricted stock compensation expense recognized, in the statement of operations, during the three months ended September 30, 2018 and 2017 was $151 and $299, respectively. The total combined option and restricted stock compensation expense recognized, in the statement of operations, during the nine months ended September 30, 2018 and 2017 was $1,183 and $833, respectively.

Warrants

As of September 30, 2018, the Company had 2,997,000 common stock purchase warrants outstanding with an exercise price of $4.15 per share. The warrants have an issuance date of March 9, 2015 and expire on March 9, 2020.

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

Business Introduction / Overview

We provide photovoltaic (“PV”) based power systems for the agricultural, commercial, industrial (ACI), public works, and residential markets in California, Massachusetts, Nevada, Oregon, and Washington. We have direct sales and/or operations personnel in California, Massachusetts, Nevada, and Oregon. Through our operating subsidiaries, we design, arrange financing, integrate, install, and manage systems ranging in size from 2kW (kilowatt) for residential loads to multi MW (megawatt) systems for larger commercial and public works projects. Commercial installations have included installations at office buildings, manufacturing plants, warehouses, churches, and agricultural facilities such as farms, wineries, and dairies. Public works installations have included school districts, local municipalities, federal facilities and higher education institutions. The Company provides a full range of installation services to our solar energy customers including design, system engineering, procurement, permitting, construction, grid connection, warranty, system monitoring and maintenance.

For the first nine months of 2018, approximately 73% of our revenue was from sales to the ACI and public works markets. Approximately 27% of our revenue was from sales to the residential market.

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

Contract assets represent revenues recognized in excess of amounts invoiced to customers on contracts in progress. Contract liabilities represent amounts invoiced to customers in excess of revenues recognized on contracts in progress.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2018 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2017 (in thousands, except share and per share data)

REVENUE AND COST OF GOODS SOLD

For the three months ended September 30, 2018, revenue for the Company decreased 2.7% to $18,281 compared to $18,797 for the three months ended September 30, 2017. Cost of goods sold for the three months ended September 30, 2018, was 5.0% lower at $14,916 compared to $15,704 for the three months ended September 30, 2017.

Gross profit for the Company was $3,365 for the quarter ended September 30, 2018. This compares to $3,093 of gross profit for the same quarter of the prior year. The gross margin was 18.4% in the third quarter of 2018 compared to 16.5% in the same quarter of 2017. Approximately 73% of revenue in the third quarter of 2018 was from installations for the ACI and public works markets compared to 65% of revenues in the same period the prior year. Larger ACI projects take longer to sell, design, engineer, permit and construct than residential projects and it varies by city, state and county. Some current projects take more than two years to complete from the time that the sales agreement is signed and revenue is fully recognized with the installation and receipt of final inspection documents.

Gross margin in the three months ended September 30, 2018 continued to be negatively impacted by the construction of older projects from our ACI backlog that have lower margins than projects sold in the current year. Gross margins in the third quarter of 2017 were low due the costs incurred to complete several ACI projects exceeding the original cost estimates. The costs exceeding original estimates totaled approximately $1.3 million and were all expensed. These costs, exceeding the prior estimates, to complete these projects had no corresponding revenue to offset their impact on the cost of goods sold. Revenue is only recognized up to 100% of the original project estimate. Any costs in excess of estimates are charged to cost of goods sold as incurred. Cost exceeding original estimates in the third quarter of 2018 were minimal.

Competitive pricing pressures and operational inefficiencies, caused by lower job volume, drove lower than historical margins on projects in the residential market. Additionally, we were still transitioning to a dealer model for customer acquisition in residential markets in 2017. Dealer commissions are recorded as a cost of goods sold and apply downward pressure to gross margin. Residential dealer commissions were 19% of revenue for the three months ended September 30, 2018 and 16% of revenue for the three months ended September 30, 2017.

SELLING AND MARKETING EXPENSES

For the three months ended September 30, 2018, the Company had selling and marketing (S&M) expenses of $891 compared to $1,751 for the three months ended September 30, 2017. S&M expenses declined primarily due to decreases in employee headcount and related costs, commissions, media advertising expenses, and facility costs compared to the prior year. As a percentage of revenue, S&M expenses were 4.9% of third quarter revenues in 2018 compared to 9.3% in the third quarter of 2017. The disciplined and effective use of our salesforce and commission structures continues to be an emphasis for 2018 resulting in a third quarter decrease of approximately $735 compared to the same quarter in 2017. We continue to refine our specially-designed marketing efforts, third-party revenue generators, and sales approach to attract new customers more cost effectively than in prior year periods.

GENERAL AND ADMINISTRATIVE EXPENSES

Total general and administrative (G&A) expenses were $2,399 for the three months ended September 30, 2018, compared to $2,640 for the three months ended September 30, 2017. As a percentage of revenue, G&A expenses decreased slightly to 13.1% in the third quarter of 2018 compared to 14.0% in the third quarter of 2017. In total dollars, G&A expense declined primarily due to a bonus expense of approximately $104 in the three months ending September 30, 2017 compared to a reversal of the bonus accrual of $97 in the three months ending September 30, 2018.

Operating expenses, excluding stock-based compensation, for the remainder of 2018 are expected to be stable or decrease compared to prior years as we continue to look for opportunities to streamline our operations and decrease our cost structure. To date, we have made cuts in our discretionary spending, reduced the size of our board of directors and streamlined our management team. Reducing our overhead burden, without compromising the ability to operate effectively has been, and continues to be, an emphasis.

STOCK-BASED COMPENSATION EXPENSES

During the three months ended September 30, 2018 we incurred $151 in total non-cash stock-based compensation expense compared to $299 for the same period in the prior year.

Approximately $63 of stock-based compensation for the third quarter of 2018 and 2017 is for the March 2017 grant of 500,000 restricted shares to our CEO at the per share value at the date of grant of $1.50. This grant is being expensed on a straight-line basis over 36 months.

The third quarter of 2017 had approximately $41 of stock-based compensation for the August 31, 2016 grant of 250,000 restricted shares to our former Chairman at the per share value at the date of grant of $2.90. There is no expense in the third quarter of 2018 related to this grant as it was fully vested in April 2018.

Stock-based compensation, excluding restricted stock grant agreements, related to employee and director options totaled $88 and $195 for the three months ended September 30, 2018 and 2017, respectively.

DEPRECIATION AND AMORTIZATION

Depreciation and Amortization expenses for the three months ended September 30, 2018 were $96 compared to $102 for the three months ended September 30, 2017. Depreciation and Amortization expenses decreased primarily due to the sale of underutilized equipment during the prior twelve months.

OTHER INCOME/(EXPENSES)

Other Income/(Expenses) were ($204) for the three months ended September 30, 2018, compared to ($260) for the three months ended September 30, 2017. Interest expense for the third quarter of 2018, was $191. Approximately $175 of the interest expense was from the Loan Agreement entered into in April 2018. Prior year interest of $261 was primarily the result of the non-cash debt discount amortization treated as interest for the convertible promissory note. The debt discount was fully amortized in the fourth quarter of 2017.

NET LOSS

The net loss for the three months ended September 30, 2018 was $376 compared to a net loss of $1,959 for the three months ended September 30, 2017.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2017 (in thousands, except share and per share data)

REVENUE AND COST OF GOODS SOLD

For the nine months ended September 30, 2018, revenue for the Company decreased 11.1% to $51,722 compared to $58,159 for the nine months ended September 30, 2017. Cost of goods sold for the nine months ended September 30, 2018, was 5.5% lower at $43,048 compared to $45,554 for the nine months ended September 30, 2017.

Gross profit for the Company was $8,674 for the nine months ended September 30, 2018. This compares to $12,605 of gross profit for the same period of the prior year. The gross margin was 16.8% in the first nine months of 2018 compared to 21.7% in the same period of 2017. Approximately 73% of revenue in the first nine months of 2018 was from installations for the ACI and public works markets compared to 67% of revenues in the same period the prior year. Larger ACI projects take longer to sell, design, engineer, permit and construct than residential projects and it varies by city, state and county. Some current projects take more than two years to complete from the time that the sales agreement is signed and revenue is fully recognized with the installation and receipt of final inspection documents.

Gross margin in the nine months ending September 30, 2018 was negatively impacted by the construction of projects from our ACI backlog that have a lower margin than projects sold in the current year. Additionally, gross margin in the nine months ended September 30, 2018 was impacted by a one-time $2.3 million sale of materials to a customer that was done at zero margin.

Competitive pricing pressures and operational inefficiencies caused by lower job volume, drove lower than historical margins on projects in the residential market. Additionally, we were still transitioning to a dealer model for residential markets in 2017. Dealer commissions are recorded as a cost of goods sold and apply downward pressure to gross margin. Residential dealer commissions were 17% of revenue for the nine months ended September 30, 2018 and 13% of revenue for the nine months ended September 30, 2017.

SELLING AND MARKETING EXPENSES

For the nine months ended September 30, 2018, the Company had selling and marketing (S&M) expenses of $3,048 compared to $5,291 for the nine months ended September 30, 2017. S&M expenses declined primarily due to decreases in employee headcount and related costs, commissions, media advertising expenses, and facility costs compared to the prior year. As a percentage of revenue, S&M expenses were 5.9% for the first nine months of 2018 compared to 9.1% in the first nine months of 2017. The disciplined and effective use of our salesforce and commission structures continues to be an emphasis for 2018 resulting in a decrease of approximately $1,377 compared to the same period in 2017. Additionally, we continue to focus on the efficient use of media advertising resulting in a decrease of approximately $606 in the nine months ended September 30, 2018 compared to the same period in 2017. We continue to refine our specially-designed marketing efforts, third-party revenue generators, and sales approach to attract new customers more cost effectively than in prior year periods.

GENERAL AND ADMINISTRATIVE EXPENSES

Total general and administrative (G&A) expenses were $7,666 for the nine months ended September 30, 2018, compared to $9,175 for the nine months ended September 30, 2017. As a percentage of revenue, G&A expenses decreased to 14.8% in the first nine months of 2018 compared to 15.8% in the first nine months of 2017. In total dollars, G&A expense declined primarily due to a bonus expense of approximately $1,039 in the nine months ending September 30, 2017 compared to a reversal of a prior-year bonus accrual of $247 in the nine months ending September 30, 2018.

Operating expenses, excluding stock-based compensation, for the remainder of 2018 are expected to be stable or decrease compared to prior years as we continue to look for opportunities to streamline our operations and decrease our cost structure. To date, we have made cuts in our discretionary spending, reduced the size of our board of directors and streamlined our management team. Reducing our overhead burden, without compromising the ability to operate effectively has been, and continues to be, an emphasis.

STOCK-BASED COMPENSATION EXPENSES

During the nine months ended September 30, 2018 we incurred $1,183 in total non-cash stock-based compensation expense compared to $833 for the same period in the prior year.

Approximately $502 of stock-based compensation is for the August 31, 2016 grant of 250,000 restricted shares to our former Chairman at the per share value at the date of grant of $2.90. This grant was being expensed on a straight-line basis over 52 months but was accelerated and vested in full upon his retirement in April 2018. Stock-based compensation expense for this grant for the nine months ended September 30, 2017 was $126.

Approximately $179 of stock-based compensation is for the September 23, 2013 grant of 384,615 restricted shares to our former Chairman at the per share value at the date of grant of $0.47. This grant was fully vested and issued in conjunction with his retirement in April 2018. There was no expense from this grant in the first nine months of 2017.

For the nine months ended September 30, 2018 and 2017, stock-based compensation of $188 and $125, respectively, is for the March 2017 grant of 500,000 restricted shares to our CEO at the per share value at the date of grant of $1.50. This grant is being expensed on a straight-line basis over 36 months.

Stock-based compensation, excluding restricted stock grant agreements, related to employee and director options totaled $314 and $582 for the nine months ended September 30, 2018 and 2017, respectively.

DEPRECIATION AND AMORTIZATION

Depreciation and Amortization expenses for the nine months ended September 30, 2018 were $289 compared to $308 for the nine months ended September 30, 2017. Depreciation and Amortization expenses decreased primarily due to the sale of underutilized equipment during the prior twelve months.

OTHER INCOME/(EXPENSES)

Other Income (Expenses) were ($379) for the nine months ended September 30, 2018, compared to ($795) for the nine months ended September 30, 2017. Interest expense for the nine months ended September 30, 2018, was $353. Approximately $295 of the interest expense was from the Loan Agreement entered into in April 2018. Prior year interest of $752 was primarily the result of the non-cash debt discount amortization treated as interest for the convertible promissory note. The debt discount was fully amortized in the fourth quarter of 2017.

NET LOSS

The net loss for the nine months ended September 30, 2018 was $3,891 compared to a net loss of $3,797 for the nine months ended September 30, 2017.

LIQUIDITY AND CAPITAL RESOURCES (in thousands, except share and per share data)

We had $3,365 in unrestricted cash at September 30, 2018, as compared to $6,356 at December 31, 2017. We believe that the aggregate of our existing cash and cash equivalents and cash generated from operations, will be sufficient to meet our operating cash requirements for at least the next 12 months. Estimates about the adequacy of funding for our activities are based upon certain assumptions.  There can be no assurance that changes in our business will not result in accelerated or unexpected expenditures.  To satisfy our capital requirements, including ongoing future operations, we may seek to raise additional financing through debt and equity financings.

As of September 30, 2018, our working capital surplus was $3,702 compared to a working capital surplus of $4,364 at December 31, 2017.

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

Cash flow used in operating activities was $5,956 for the first nine months of 2018, compared to $3,802 used in the first nine months of 2017. The cash used in operating activities was primarily the result of the current year net loss combined with changes in working capital accounts.

Net cash used in investing activities was $3 for the nine months ended September 30, 2018, compared to $26 used in the nine months ended September 30, 2017. The cash used in investing activities was for the purchase of capital equipment, partially offset by proceeds from the sale of assets.

Net cash provided by financing activities during the first nine months of 2018 was $3,209. This is due to funds received as part of the Loan Agreement entered into in April 2018, partially offset by principal payments for equipment notes and capital leases. Net cash used in financing activities during the first nine months of 2017 was $466 for principal payments for equipment notes and capital leases.

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

Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of September 30, 2018 were not effective, for the same reasons as previously disclosed under item 9A “Control and Procedures” in our Annual Report on Form 10-K for the year ended December 31, 2017.

As disclosed in our annual report filing for the year ended December 31, 2017, management has identified control deficiencies regarding the need for a stronger internal controls environment relating to revenue activities. Management has taken steps to remediate these control deficiencies including revised work-in-process review procedures, enhanced financial reporting reviews processes, and the retention of additional qualified personnel. Management believes that the controls currently in place are adequate, but we have not had sufficient time to monitor the new controls to validate their effectiveness. As such, the material weakness still existed as of September 30, 2018.

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

Changes in Internal Control Over Financial Reporting

Processes to strengthen and improve the Company’s internal control over financial reporting (as defined in Rule 13a-15f of the Exchange Act) continue to be implemented during the period ended September 30, 2018. While material improvements in internal controls were disclosed in our annual report on Form 10-K filed for the year ended December 31, 2017, the monitoring and validation of these controls is ongoing.

We have not made a change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended September 30, 2018, the Company issued 349,112 shares of common stock at a conversion price of $0.338 per share for partial conversion of principal and accrued interest for a convertible promissory note in the aggregate amount of $118,000.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Roseville, State of California, on November 7, 2018.

Sunworks, Inc.

Date: November 7, 2018	By:	/s/ Charles F. Cargile
Charles F. Cargile, Chief Executive Officer
(Principal Executive Officer)

Date: November 7, 2018	By:	/s/ Philip A. Radmilovic
Philip A. Radmilovic, Chief Financial Officer
(Principal Financial and Accounting Officer)

