Form 10-K
period 2018-12-31
Sunworks, Inc.
filed 2019-03-29
CIK 1172631

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
[X]	Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the fiscal year ended December 31, 2018

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [X]	Smaller reporting company [X ]
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

The aggregate market value of the common stock held by non-affiliates as of June 30, 2018 was $27.4 million.

The outstanding number of shares of common stock as of March 29, 2019 was 26,152,435.

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

We provide photovoltaic (“PV”) based power systems for the agricultural, commercial, industrial (ACI), public works, and residential markets in California, Massachusetts, Nevada, Oregon, New Jersey and Washington. We have direct sales and/or operations personnel in California, Massachusetts, Nevada, and Oregon. Through our operating subsidiaries, we design, arrange financing, integrate, install, and manage systems ranging in size from 2kW (kilowatt) for residential loads to multi MW (megawatt) systems for larger ACI and public works projects. ACI installations have included installations at office buildings, manufacturing plants, warehouses, churches, and agricultural facilities such as farms, wineries, and dairies. Public works installations have included school districts, local municipalities, federal facilities and higher education institutions. The Company provides a full range of installation services to our solar energy customers including design, system engineering, procurement, permitting, construction, grid connection, warranty, system monitoring and maintenance.

We currently operate in one segment based upon our organizational structure and the way in which our operations are managed and evaluated. Approximately 72% of our 2018 revenue was from sales to the ACI and public works markets, and approximately 28% of our revenue was from sales to the residential market. Approximately 68% of our 2017 revenue was from sales to the ACI and public works markets, and approximately 32% of our revenue was from sales to the residential market.

Strategy

Our strategy for near-term growth is focused on organic growth through continued expansion in California augmented by growth in other U.S. geographies. In addition, in 2018 we experienced success by winning new projects with public works customers and national commercial accounts. In the longer-term, we believe that the competitors in the solar industry will consolidate and that we will be able to enhance our growth and scale through accretive acquisitions. With scalable administrative and operational infrastructure in place, we believe our current approach for organic growth will lead to increased profitability and positive cash generation. We anticipate taking advantage of the long-term growth in the solar market as well as gaining market share relative to competitors.

In our residential business, we have expanded our methods of acquiring customers to include collaborating with third party residential sales companies. We believe that the scarce resource in the residential solar industry is quality, economic installations in which customers can trust. We provide outstanding operations and customer support, as well as a 25-year warranty, which drives demand for our branded installations. The result is that our sales partners can sell with confidence knowing that they are backed by installation and operations on which they can rely. Our relationships with strong residential sales organizations is enhanced by our small team of in-house direct sales personnel and our referral business through our “Power Pay” program.

Company Operations

Employees

We employ a total of approximately 208 full-time employees. We may also utilize outside subcontractors to assist with installing solar systems for our commercial and residential customers. Our direct installation labor is a combination of employees and contract labor.

Sales and Marketing

We have approximately 27 employees primarily focused on sales, sales support and marketing in California, Massachusetts, Nevada, and Oregon.

In 2017 we began to partner with independent residential solar sales companies and reduced our in-house residential sales headcount. We also benefitted from the implementation of our Power Pay application. With Power Pay, anyone who registers and is responsible for generating a new sale receives a referral fee.

We continue to work more with third-party sales originators to generate most of our residential customer installations and mitigate the fixed costs and financial risk of maintaining our own direct residential sales force.

We have an advantage in the ACI solar market given our extensive contact list, resulting from our experience in the ACI construction market, which provides access to customers. Through our network of vendors, participation in variety of industry trade associations and independent sales consultants, we now have a growing list of repeat clients, as well as an active and loyal referral network.

Financing

To promote sales, we assist customers in obtaining financing. Our objective is to arrange the most flexible terms that meet the needs and wants of the customer. Although we do not provide financing ourselves, we have relationships to arrange financing with numerous private and public sources, including PACE (Property Assessed Clean Energy) Programs, which are programs that involve both municipal governments and private financing companies that allow property owners to receive upfront funding for renewable energy projects, and agricultural financing offered by a network of lending institutions.

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

If one or more of our suppliers fail to meet our anticipated demand, ceases or reduces production due to its financial condition, acquisition by a competitor or otherwise, it may be difficult to quickly identify alternate suppliers or to qualify alternative products on commercially reasonable terms, and our ability to satisfy this demand may be adversely affected. We do not, however, rely on any single supplier and, we believe, we can obtain needed solar panels and materials from a variety of different suppliers. Accordingly, we believe that the loss of any single supplier would not materially affect our business.

We also utilize strategic partnerships with subcontractors for electrical installations, for racking and solar panel installations, as well as numerous subcontractors for grading, landscaping, and construction for our large ACI and public works customers.

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

After-Sales Support

It is our intent to provide continuing operation and maintenance services for our installed residential and commercial PV systems. We provide extended factory equipment technical support and act as a service liaison using our proprietary knowledge, technology, and solar electric energy engineering staff. We do this through a 25-year Limited Workmanship Warranty and Operations and Maintenance Program, which among other things provides a service and technical support line to our customers. We generally respond to our job site related issues within 24 hours and offer assistance as long as required to maintain customer satisfaction. Our price to customers includes this warranty, which includes the pass through of various manufacturers’ warranties.

Facilities

We maintain sales and installation offices in Roseville, Rocklin, Durham, Campbell (San Jose), Tulare, and Rancho Cucamonga, California, in Reno, Nevada, and in White City, Oregon. We lease all of our offices and facilities.

Customers

The majority of our revenue comes from installations in California and Nevada with a small amount in Oregon, Massachusetts, and Washington. Approximately 72% of our revenue in 2018 was in the ACI and public works markets, up from 68% in 2017. Approximately 28% of revenues was generated by residential installations, down from 32% in 2017. We expect that these percentages will vary from year to year.

We install systems for the ACI market and for public works projects. We define small commercial and public works projects as the installation of systems under 100kW, whereas large projects involve the installation of systems greater than 100kW. Solar projects have received limited financing from traditional lending sources, but we are encouraged by municipal PACE programs in California which have drawn funding sources such as Ygrene into the financing of energy projects. Public works projects are frequently financed through various PPA arrangements, often in conjunction with SPURR (School Project for Utility Rate Reduction) programs, a Joint Powers Authority in California. Cycle times vary from twenty weeks to more than a year, which is a common cycle for commercial and public works projects. Larger projects typically have a longer cycle time than smaller projects. Agricultural system sizes vary significantly within this sector and can range from 10kW to multiple megawatts. Agricultural loans to farmers and tax-oriented leases are the primary funding sources within the industry. Similar to commercial installations, cycle times for agricultural projects may commonly range from twenty weeks to more than a year depending upon the authority having jurisdiction, the existing utility infrastructure and the various approvals required.

Our residential operations address the needs of property owners installing systems typically smaller than 20kW. The typical residential system installed is about 6kW with an average cycle time of 45 days or less. We facilitate purchase or lease financing and offer multiple product options to fit the specific needs of each customer.

Competitors

In the solar installation market, we compete with companies that offer products similar to ours. Some of these companies have greater financial resources, operational experience, and technical capabilities than us. When bidding for solar installation projects, however, our current experience suggests that there is no clear dominant or preferred competitor in the markets in which we compete. We do not believe that any competitor has more than 10% of the market across all the areas in which we operate. We compete with other solar installers on pricing, service, warranty, and the ability to arrange financing. On a global scale, we also compete, on a cost basis, with traditional utilities that supply electricity to our potential customers and with companies that are not regulated like traditional utilities but that have access to the traditional utility electricity transmission and distribution infrastructure pursuant to state and local pro-competitive and consumer choice policies. Our advantage over traditional utilities is that we offer customers the opportunity to create their own electricity and reduce dependency from the traditional electrical grid.

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

To operate our systems, we obtain interconnection permission from the applicable local primary electric utility. Depending on the size of the solar energy system and local law requirements, interconnection permission is provided by the local utility and us and/or our customer. In almost all cases, interconnection permissions are issued on the basis of a standard process that has been pre-approved by the local public utility commission or other regulatory body with jurisdiction over net energy metering procedures. As such, no additional regulatory approvals are required once interconnection permission is given.

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

Government Incentives

Federal, state and local government bodies provide incentives to owners, end users, distributors, system integrators and manufacturers of solar energy systems to promote solar energy in the form of rebates, tax credits and other financial incentives such as system performance payments, payments for renewable energy credits associated with renewable energy generation and exclusion of solar energy systems from property tax assessments. These incentives enable us to lower the price we charge customers to own or lease our solar energy systems, helping to catalyze customer acceptance of solar energy as an alternative to utility-provided power.

The Federal government currently offers a 30% Investment Tax Credit (“ITC”) under Section 48(a) of the Internal Revenue Code, or the ITC, for the installation of certain solar power facilities until December 31, 2019, after which it will fall to 26% in 2020, 22% in 2021 and 10% in 2022 and 10% for commercial credit thereafter.

The economics of purchasing a solar energy system are also improved by eligibility for accelerated depreciation, also known as the modified accelerated cost recovery system, or MACRS depreciation, which allows for the depreciation of equipment according to an accelerated schedule set forth by the Internal Revenue Service. The acceleration of depreciation creates a valuable tax benefit that reduces the overall cost of the solar energy system and increases the return on investment.

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

Available Information

We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission, referred to herein as the SEC. Our SEC filings, including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act are available to the public free of charge over the Internet at our website at http://www.sunworksusa.com or at the SEC’s web site at http://www.sec.gov. Our SEC filings will be available on our website as soon as reasonably practical after we have electronically filed or furnished them to the SEC. Information contained on our website is not incorporated by reference into this 10-K. You can view our Code of Conduct and Ethics and the charters for each of our committees of the Board of Directors free of charge on the investor relations section of our website under corporate governance.

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

As part of our 2017 evaluation of internal control over financial reporting, our management identified control deficiencies and the need for a stronger internal control environment relating to revenue activities. The ineffectiveness of the design, implementation and operation of the controls surrounding these matters created a reasonable possibility that a material misstatement to the consolidated financial statements would not be prevented or detected on a timely basis. Accordingly, our management concluded that this deficiency represents a material weakness in our internal control over financial reporting as of December 31, 2017. Although management has assessed that we have remediated this weakness as of December 31, 2018, we can give no assurance that any other material weaknesses or restatements of financial results will not arise in the future.

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

We had an accumulated deficit of $63,510,000 and $56,365,000 as of December 31, 2018 and December 31, 2017, respectively. We incurred annual operating losses from our inception until 2018. We may anticipate becoming profitable as we reduce our costs and increase our installation revenues. However, there can be no assurances that these actions will result in sustained profitability. We are subject to all the risks incidental to the sales, development and costs of construction of new solar energy revenues, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business.

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

We cannot be certain that additional funding will be available on acceptable terms, or at all. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue our organic growth or corporate acquisitions. Any of these events could significantly harm our business, financial condition, and strategy.

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

We believe that a significant number of our customers decide to buy solar energy because they want to pay less for electricity than what is offered by the traditional utilities. However, distributed residential solar energy has yet to achieve broad market adoption as evidenced by the fact that distributed solar has penetrated less than 5% of its total addressable market in the U.S. residential sector.

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

In addition, any changes to government or internal utility regulations and policies that favor electric utilities could reduce our competitiveness and cause a significant reduction in demand for our products and services. For example, certain jurisdictions have proposed assessing fees on customers purchasing energy from solar energy systems or imposing a new charge that would disproportionately impact solar energy system customers who utilize net energy metering, either of which would increase the cost of energy to those customers and could reduce demand for our solar energy systems. It is possible charges could be imposed on not just future customers but our existing customers, causing a potentially significant consumer relations problem and harming our reputation and business. Due to the concentration of our business in California, any such changes in these markets would be particularly harmful to our business, results of operations, and future growth.

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

Net energy metering and related policies to offer competitive pricing to our customers in our current markets, and changes to net energy metering policies may significantly reduce demand for electricity from our solar energy systems.

Each of the states where we currently serve customers has adopted a net energy metering policy. Net energy metering typically allows our customers to interconnect their on-site solar energy systems to the utility grid and offset their utility electricity purchases by receiving a bill credit at the utility’s retail rate for energy generated by their solar energy system that is exported to the grid in excess of the electric load used by the customers. At the end of the billing period, the customer simply pays for the net energy used or receives a credit at the retail rate if more energy is produced than consumed. Utilities operating in states without a net energy metering policy may receive solar electricity that is exported to the grid when there is no simultaneous energy demand by the customer without providing retail compensation to the customer for this generation.

Our ability to sell solar energy systems and the electricity they generate may be adversely impacted by the failure to expand existing limits on the amount of net energy metering in states that have implemented it, the failure to adopt a net energy metering policy where it currently is not in place, the imposition of new charges that only or disproportionately impact customers that utilize net energy metering, or reductions in the amount or value of credit that customers receive through net energy metering. Our ability to sell solar energy systems and the electricity they generate also may be adversely impacted by the unavailability of expedited or simplified interconnection for grid-tied solar energy systems or any limitation on the number of customer interconnections or amount of solar energy that utilities are required to allow in their service territory or some part of the grid. If such charges are imposed, the cost savings associated with switching to solar energy may be significantly reduced and our ability to attract future customers and compete with traditional utility providers could be impacted.

Limits on net energy metering, interconnection of solar energy systems and other operational policies in key markets could limit the number of solar energy systems installed in those markets. For example, California utilities limit net energy metering credit to 5% of the utilities’ aggregate customer peak demand. California has adopted legislation to establish a process and timeline for developing a new net energy metering program with no cap on participation. If the caps on net energy metering in California and other jurisdictions are reached or if the amount or value of credit that customers receive for net energy metering is significantly reduced, future customers will be unable to recognize the current cost savings associated with net energy metering. We rely substantially on net energy metering when we establish competitive pricing for our prospective customers and the absence of net energy metering for new customers would greatly limit demand for our solar energy systems.

Our business depends in part on the regulatory treatment of third-party owned solar energy systems.

Our leases and any power purchase agreements are third-party ownership arrangements. Sales of electricity by third parties face regulatory challenges in some states and jurisdictions. Other challenges pertain to whether third-party owned systems qualify for the same levels of rebates or other non-tax incentives available for customer-owned solar energy systems, whether third-party owned systems are eligible at all for these incentives, and whether third-party owned systems are eligible for net energy metering and the associated significant cost savings. Reductions in, or eliminations of, this treatment of these third-party arrangements could reduce demand for our systems, adversely impact our access to capital and could cause us to increase the price we charge our customers for energy.

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

On a global scale, we also compete, on a cost basis, with traditional utilities that supply electricity to our potential customers and with companies that are not regulated like traditional utilities but that have access to the traditional utility electricity transmission and distribution infrastructure pursuant to state and local pro-competitive and consumer choice policies. Our advantage over traditional utilities is that we offer customers the opportunity to create their own electricity and detach from the traditional electrical grid. To offer customers this opportunity, we often have to arrange financing for our customers as solar projects have received limited financing from traditional lending sources. Our objective is to arrange the most flexible terms that meet the needs and wants of the customer. Although we do not provide financing ourselves, we have relationships to arrange financing with numerous private and public sources, including PACE (Property Assessed Clean Energy) Programs, which are programs that involve both municipal governments and private financing companies that allows property owners to receive upfront funding for renewable energy projects, and agricultural financing offered by a network of lending institutions. Our inability to arrange financing through these or other sources could adversely affect our business and results of operations.

If we cannot compete successfully against other solar and energy companies, we may not be successful in developing our operations and our business may suffer.

The solar and energy industries are characterized by intense competition and technological advances, both in the United States and internationally. We compete with solar companies with business models that are similar to ours. In addition, we compete with solar companies in the downstream value chain of solar energy. For example, we face competition from purely finance driven organizations that acquire customers and then subcontract out the installation of solar energy systems, from installation businesses that seek financing from external parties, from large construction companies and utilities, and increasingly from sophisticated electrical and roofing companies. Some of these competitors specialize in the residential solar energy market, and some may provide energy at lower costs than we do. Further, some of our competitors are integrating vertically in order to ensure supply and to control costs. Many of our competitors also have significant brand name recognition and have extensive knowledge of our target markets.

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

Our business is concentrated in certain markets, putting us at risk of region-specific disruptions.

As of December 31, 2018, a vast majority of our total installations were in California, Nevada, Oregon and Washington. We maintain offices in California, Oregon, and Nevada. We expect our near-term future growth to occur in California, Oregon, Massachusetts, Nevada, New Jersey and Washington, and to further expand our customer base and operational infrastructure. Accordingly, our business and results of operations are particularly susceptible to adverse economic, regulatory, political, weather and other conditions in such markets and in other markets that may become similarly concentrated.

Substantially all of our business is conducted primarily using direct-selling, channel partners and authorized dealers.

While we are in the process of evaluating different distribution channels, currently substantially all of our business is conducted using direct selling, channel partners and authorized dealers. We compete against companies that sell solar energy systems to customers through a number of distribution channels, including homebuilders, home improvement stores, large construction, electrical and roofing companies and other third parties and companies that access customers through relationships with third parties in addition to other direct-selling companies. Our limited distribution channel may place us at a disadvantage with consumers who prefer to purchase products through these other distribution channels. Additionally, we are vulnerable to changes in laws related to direct marketing as regulations have limited unsolicited residential sales calls and may impose additional restrictions. If additional laws affecting direct marketing are passed in the markets in which we operate, it could take time to train our sales force to comply with such laws, and we may be exposed to fines or other penalties for violations of such laws. If we fail to compete effectively through our selling efforts or are not successful in executing our strategy to sell our solar energy systems through other channels, our financial condition, results of operations, and growth prospects will be adversely affected.

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

The execution of our business plan and development strategy may be seriously harmed if retention of our senior management team is not successful.

As our business evolves and if we acquire new businesses, we may experience significant changes in our senior management team. Failure to retain the Board of Directors and senior management teams may negatively affect the operations of our business.

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

We may not realize the anticipated benefits of acquisitions, and integration of these acquisitions which may disrupt our business and management.

We acquired Solar United Network, Inc. in January 2014 and completed our acquisition of MD Energy in March 2015 and merger with Elite Solar in December 2015. Our growth strategy is dependent on the success of these three acquisitions, and in the future, we may acquire additional companies, project pipelines, products or technologies or enter into joint ventures or other strategic initiatives. We may not realize the anticipated benefits of these acquisitions or any other future acquisition, and any acquisition has numerous risks. These risks include the following:

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

A portion of our total assets consists of goodwill, which is subject to a periodic impairment analysis, and a significant impairment determination in any future period could have an adverse effect on our results of operations even without a significant loss of revenue or increase in cash expenses attributable to such period.

At December 31, 2018 we have goodwill totaling approximately $9.5 million associated with our acquisitions. In the year ending December 31, 2018 we had a goodwill impairment charge of $1.9 million. We will be required to continue to evaluate this goodwill for impairment based on the fair value of the operating business units to which this goodwill relates, at least once a year. This estimated fair value could change if we are unable to achieve operating results at the levels that have been forecasted, the market valuation of those business units decreases based on transactions involving similar companies, or there is a permanent, negative change in the market demand for the services offered by the business units. These changes could result in further impairment of the existing goodwill balance that could require a material non-cash charge to our results of operations.

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

Typically, we purchase the components for our solar energy systems on an as-needed basis and do not operate under long-term supply agreements. The vast majority of our purchases are denominated in U.S. dollars. Since our revenue is also generated in U.S. dollars we are mostly insulated from currency fluctuations. However, since our suppliers often incur a significant amount of their costs by purchasing raw materials and generating operating expenses in foreign currencies, if the value of the U.S. dollar depreciates significantly or for a prolonged period of time against these other currencies this may cause our suppliers to raise the prices they charge us, which could harm our financial results. Since we purchase most of the solar photovoltaic panels we use from China, we are particularly exposed to exchange rate risk from increases in the value of the Chinese Renminbi. Any supply shortages, delays, price changes or other limitation in our ability to obtain components or technologies we use could limit our growth, cause cancellations or adversely affect our profitability, and result in loss of market share and damage to our brand.

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

On January 23, 2018, The U.S. government imposed a protective tariff on solar panel components. The U.S. Trade Representative (“USTR”) released the following terms of the tariff:

	Year 1	Year 2	Year 3	Year 4
Safeguard Tariff on Panels and Cells	30%	25%	20%	15%
Cells Exempted from Tariff	2.5 gigawatts	2.5 gigawatts	2.5 gigawatts	2.5 gigawatts

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

We may also be subject to warranty or product liability claims against us that are not covered by insurance or are in excess of our available insurance limits or warranty reserves. In addition, quality issues can have various other ramifications, including delays in the recognition of revenue, loss of revenue, loss of future sales opportunities, increased costs associated with repairing or replacing products, and a negative impact on our goodwill and reputation. The possibility of future product failures could cause us to incur substantial expenses to repair or replace defective products. Furthermore, widespread product failures may damage our market reputation and reduce our market share causing sales to decline.

A failure to comply with laws and regulations relating to our interactions with current or prospective residential customers could result in negative publicity, claims, investigations, and litigation, and adversely affect our financial performance.

Approximately 30% of our business focuses on contracts and transactions with residential customers. We must comply with numerous federal, state, and local laws and regulations that govern matters relating to our interactions with residential consumers, including those pertaining to privacy and data security, consumer financial and credit transactions, home improvement contracts, warranties, and door-to-door solicitation. These laws and regulations are dynamic and subject to potentially differing interpretations, and various federal, state and local legislative and regulatory bodies may expand current laws or regulations, or enact new laws and regulations, regarding these matters. Changes in these laws or regulations or their interpretation could dramatically affect how we do business, acquire customers, and manage and use information we collect from and about current and prospective customers and the costs associated therewith. We strive to comply with all applicable laws and regulations relating to our interactions with residential customers. It is possible, however, that these requirements may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. Our non-compliance with any such law or regulations could also expose the company to claims, proceedings, litigation and investigations by private parties and regulatory authorities, as well as substantial fines and negative publicity, each of which may materially and adversely affect our business. We have incurred, and will continue to incur, significant expenses to comply with such laws and regulations, and increased regulation of matters relating to our interactions with residential consumers could require us to modify our operations and incur significant additional expenses, which could have an adverse effect on our business, financial condition and results of operations.

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

We often find that some customers tend to book projects by the end of a calendar year to realize the benefits of available subsidy programs prior to year-end. This results in third and fourth quarter revenues being more robust usually at the expense of the first quarter. The first quarter in California often has rain and Nevada snow, which also reduces our ability to install in that quarter relative to the remainder of the year. In the future, this seasonality may cause fluctuations in our financial results. In addition, other seasonality trends may develop and the existing seasonality that we experience may change.

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

Risks Relating to our Common Stock

If we fail to comply with the continued minimum closing bid requirements of the Nasdaq Capital Market LLC (“Nasdaq”) or other requirements for continued listing, our common stock may be delisted and the price of our common stock and our ability to access the capital markets could be negatively impacted.

On September 20, 2018, we received a written notice (the “Notice”) from the Nasdaq Stock Market LLC (“Nasdaq”) that we were not in compliance with Nasdaq Listing Rule 5550(a)(2), as the minimum bid price of our common stock has been below $1.00 per share for 30 consecutive business days. The Notice had no immediate effect on the listing of our common stock, and our common stock continues to trade on the Nasdaq Capital Market. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we had a period of 180 calendar days, or until March 19, 2019, to regain compliance with the minimum bid price requirement. To regain compliance, the closing bid price of our common stock must meet or exceed $1.00 per share for at least 10 consecutive business days during the 180 calendar day period. On March 19, 2019 we received a listing extension from the Nasdaq Hearings Panel that grants the Company until September 16, 2019 to regain compliance with the Minimum Bid Price requirement for continued listing on the Nasdaq Capital Market. In the event we do not regain compliance by September 16, 2019, we provided written notice to NASDAQ of our intention to cure the deficiency by effecting a reverse stock split, if necessary. If we do not regain compliance within the allotted compliance period(s), including any extensions that may be granted by NASDAQ or fail to comply with or other requirements for continued listing, our common stock may be delisted and the price of our common stock and our ability to access the capital markets could be negatively impacted. A delisting of our common stock from The NASDAQ Capital Market could materially reduce the liquidity of our common stock and result in a corresponding material reduction in the price of our common stock. In addition, delisting could harm our ability to raise capital through alternative financing sources on terms acceptable to us, or at all, and may result in the potential loss of confidence by investors, employees and fewer business development opportunities.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Sunworks United leases 27,530 square feet of mixed used space consisting of office and warehouse facilities in Roseville, California, at a monthly lease rate of $20,866. The lease expires in December 2021.

Sunworks United leases 2,846 square feet of retail space in Rocklin, California, at a monthly lease rate of $9,058. The lease expires in December 2020.

Sunworks United leases 5,304 square feet of office space in Rocklin, California, at a monthly lease rate of $5,834. The lease expires in May 2021. Sunworks is the sublessor through May 2021. Sublessee’s monthly payments began in August 2017 at a rate of $5,304 per month.

Sunworks United leases 2,021 square feet of mixed used space consisting of office and warehouse facilities in Reno, Nevada at monthly lease rate of $2,133. The lease expires in October 2020.

Sunworks United leases approximately 6,358 square feet of mixed used space consisting of office and warehouse facilities in Rancho Cucamonga, California, at a monthly lease rate of $5,515. The lease expires in July 2019.

Sunworks Inc. leases 15,600 square feet of mixed used space consisting of office and warehouse facilities from an entity controlled by the former sole shareholder of Plan B Enterprises, Inc. in Durham, California, at a monthly lease rate of $9,000. The lease is month-to-month.

Sunworks United leases 5,000 square feet of mixed used space consisting of office and warehouse facilities in Tulare, California at monthly lease rate of $4,509. The lease expires in July 2019.

Sunworks United leases 3,560 square feet of mixed used space consisting of office and warehouse facilities in Campbell (San Jose), California at monthly lease rate of $4,579. The lease expires in January 2022.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

On March 4, 2015 our common stock began to be traded on The NASDAQ Capital Market under the symbol “SLTD” that was changed on March 1, 2016 to “SUNW” simultaneously with our name change to Sunworks, Inc. Our common stock previously traded on the OTCQB under the symbol “SLTD.” The market for our common stock was often sporadic, volatile, and limited.

The following table shows the range of high and low sale prices for our common stock as reported on NASDAQ for each quarterly period within the two most recent fiscal years.

	High	Low
Fiscal Year 2018
First Quarter	$1.24	$0.90
Second Quarter	$1.25	$0.92
Third Quarter	$1.11	$0.49
Fourth Quarter	$0.51	$0.25

Fiscal Year 2017
First Quarter	$2.23	$1.32
Second Quarter	$1.94	$1.31
Third Quarter	$2.06	$1.40
Fourth Quarter	$1.58	$0.92

Holders of Common Stock.

On March 29, 2019, we had 99 registered holders of record of our common stock.

Dividends and dividend policy.

We have never declared or paid any dividends on our common stock. We do not anticipate paying dividends on our common stock at the present time or in the foreseeable future. We currently intend to retain earnings, if any, for use in our business.

Securities authorized for issuance under equity compensation plans.

The following table reflects information for equity compensation plans and arrangements for any and all directors, officers, employees and/or consultants through December 31, 2018.

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluding securities included in column (a)
Equity compensation plans approved by security holders	1,718,500	$1.88	81,500
Equity compensation plans not approved by security holders	0	0	0
Total	1,718,500	$1.88	81,500

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

None.

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

Amounts in thousands, except share and per share data

Overview

Sunworks provides photovoltaic (“PV”) based power systems for the agricultural, commercial, industrial, public works, and residential markets in California, Massachusetts, Nevada, Oregon, New Jersey and Washington. We have direct sales and/or operations personnel in California, Massachusetts, Nevada, and Oregon. Through our operating subsidiaries, we design, arrange financing, integrate, install, and manage systems ranging in size from 2kW (kilowatt) for residential loads to multi MW (megawatt) systems for larger agricultural, commercial and industrial (“ACI”) and public works projects. ACI installations have included installations at office buildings, manufacturing plants, warehouses, churches, and agricultural facilities such as farms, wineries, and dairies. Public works installations have included school districts, local municipalities, federal facilities and higher education institutions. The Company provides a full range of installation services to our solar energy customers including design, system engineering, procurement, permitting, construction, grid connection, warranty, system monitoring and maintenance.

We currently operate in one segment based upon our organizational structure and the way in which our operations are managed and evaluated. Approximately 72% of our 2018 revenue was from sales to the ACI and public works markets and approximately 28% of our revenue was from sales to the residential market. Approximately 68% of our 2017 revenue was from sales to the ACI and public works markets and approximately 32% of our revenue was from sales to the residential market.

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

The Company tests for indefinite lived intangibles and goodwill impairment in the fourth quarter of each year and whenever events or circumstances indicate that the carrying amount of the asset exceeds its fair value and may not be recoverable. In accordance with its policies, the Company performed a quantitative assessment of indefinite lived intangibles and goodwill at December 31, 2018 and 2017. At December 31, 2018, the Company determined that the carrying amount of goodwill exceeded its fair value and, as a result, recorded an impairment of $1,900. At December 31, 2017 the Company determined no impairment was necessary.

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

Accounts Receivable

Accounts receivables are recorded on contracts for amounts currently due based upon progress billings, as well as retention, which are collectible upon completion of the contracts. Accounts payable to material suppliers and subcontractors are recorded for amounts currently due based upon work completed or materials received, as are retention due subcontractors, which are payable upon completion of the contract. General and administrative expenses are charged to operations as incurred and are not allocated to contract costs. Retention receivable is the amount withheld by a customer until a contract is completed. Retention receivables of $1,234 and $958 were included in the balance of trade accounts receivable as of December 31, 2018, and 2017, respectively.

The Company performs ongoing credit evaluation of its customers. Management monitors outstanding receivables based on factors surrounding the credit risk of specific customers, historical trends, age of receivables and other information, and records bad debts using the allowance method. Accounts receivable are presented net of an allowance for doubtful accounts of $325 at December 31, 2018, and $320 at December 31, 2017. During calendar year 2018, $91 was recorded as bad debt expense compared to $281 in 2017.

Inventory

Inventory is valued at a weighted average cost method. Inventory primarily consists of panels, inverters, and mounting racks and other materials. The company also carries a reserve for inventory obsolescence that may arise from technological advancement or changes in government regulation. Inventory is presented net of an allowance of $50 at December 31, 2018, and $50 at December 31, 2017.

Warranty Liability

The Company establishes warranty liability reserves to provide for estimated future expenses as a result of installation and product defects, product recalls and litigation incidental to the Company’s business. Liability estimates are determined based on management’s judgment, considering such factors as historical experience, the likely current cost of corrective action, manufacturers’ and subcontractors’ participation in sharing the cost of corrective action, and consultations with third party experts such as engineers. Solar panel manufacturers currently provide substantial warranties between ten to twenty-five years with full reimbursement to replace and install replacement panels while inverter manufacturers currently provide warranties covering ten to fifteen year replacement and installation. Warranty liabilities for the years ended December 31, 2018 and 2017 were $321 and $246, respectively.

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

Results of Operations for the Years Ended December 31, 2018 and 2017

REVENUE AND COST OF REVENUES

For the year ended December 31, 2018, revenue declined 8.4% to $70,965 compared to $77,448 for the year ended December 31, 2017. Cost of goods sold for year ended December 31, 2018 was $58,701 or 82.7% of revenues, compared to $63,785 or 82.4% of revenues for the year ended December 31, 2017.

Approximately 72% of our 2018 revenue was from installations for the ACI and public works markets and approximately 28% was from residential system installations. Larger ACI projects take longer to sell, design, engineer, permit and construct than residential projects and it varies by city, state and county. Some current projects may take more than a year to complete from the time that the sales agreement is signed and revenue is fully recognized with the installation and receipt of final inspection documents.

Gross profit for the year ended December 31, 2018 was $12,264 or 17.3% of revenues compared to $13,663 or 17.6% of revenues for the year ended December 31, 2017.

Gross margin in 2018 was consistent with the prior year and includes lower margins from the construction of projects sold in 2016 and the first half of 2017. We began 2018 with an ACI backlog that included projects with lower margins than projects sold in the current year. Additionally, gross margin in 2018 was impacted by a one-time $2.3 million sale of materials to a customer that was done at zero margin.

Competitive pricing pressures and operational inefficiencies caused by lower job volume, drove lower than historical margins on projects in the residential market. Additionally, we were still transitioning to a dealer model for residential markets in 2017. Dealer commissions are recorded as a cost of goods sold and apply downward pressure to gross margin. Residential dealer commissions were 18% of revenue for 2018 and 14% of revenue for 2017.

SELLING AND MARKETING EXPENSES

Selling and marketing (“S&M”) expenses for the year ended December 31, 2018 were $3,824 compared to $6,462 for the year ended December 31, 2017. The 40.8% decline in S&M expenses was primarily due to decreases in employee headcount and related costs, commissions, media advertising expenses, and facility costs compared to the prior year. As a percentage of revenues S&M expenses decreased to 5.4% of revenues in 2018 compared to 8.3% in 2017. The disciplined and effective use of our salesforce and commission structures has been an emphasis for 2018 resulting in a decrease of approximately $1,591 compared to the prior year. Additionally, we continue to focus on the efficient use of media advertising resulting in a decrease of approximately $594 in 2018 compared to the prior year. We continue to refine our specially-designed marketing efforts, third-party revenue generators, and sales approach to attract new customers more cost effectively than in prior year periods.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative (“G&A”) expenses for the year ended December 31, 2018 were $10,001 compared to $11,946 for the year ended December 31, 2017. As a percentage of revenue, G&A expenses decreased to 14.1% of revenues during the 2018 compared to 15.4% in 2017. In total dollars, G&A expense declined primarily due to a bonus expense of approximately $1,159 in 2017 compared to a reversal of a prior-year bonus accrual of $497 in 2018.

Operating expenses, excluding stock-based compensation, are expected to be stable or slightly increased going forward as we invest in resources necessary to support future growth. We will also continue to look for opportunities to streamline our operations and decrease our cost structure. To date, we have made cuts in our discretionary spending, reduced the size of our board of directors and streamlined our management team. Reducing our overhead burden, without compromising the ability to operate effectively has been, and continues to be, an emphasis.

GOODWILL IMPAIRMENT

Goodwill impairment recorded for the years ended December 31, 2018 and 2017 was $1,900 and $0, respectively. The Company retained a valuation consultant who performed a quantitative assessment of indefinite lived intangibles and goodwill at December 31, 2018 and 2017. At December 31, 2018, the Company determined that the carrying amount of goodwill exceeded its fair value and, as a result, recorded an impairment of $1,900. At December 31, 2017 the Company determined no impairment was necessary.

STOCK BASED COMPENSATION EXPENSES

During year ended December 31, 2018, we incurred approximately $1,313 in non-cash stock compensation costs associated with Restricted Stock Grant Agreements and stock options compared to $1,159 during the year ended December 31, 2017.

Approximately $503 of stock-based compensation is for the August 31, 2016 grant of 250,000 restricted shares to our former Chairman at the per share value at the date of grant of $2.90. This grant was being expensed on a straight-line basis over 52 months but was accelerated and vested in full upon his retirement in April 2018. Stock-based compensation expense for this grant for 2017 was $167.

Approximately $179 of stock-based compensation is for the September 23, 2013 grant of 384,615 restricted shares to our former Chairman at the per share value at the date of grant of $0.47. This grant was fully vested and issued in conjunction with his retirement in April 2018. There was no expense from this grant in 2017.

For the year ended December 31, 2018 and 2017, stock-based compensation of $250 and $188, respectively, is for the March 2017 grant of 500,000 restricted shares to our CEO at the per share value at the date of grant of $1.50. This grant is being expensed on a straight-line basis over 36 months.

Stock-based compensation, excluding restricted stock grant agreements, related to employee and director options totaled $381 and $804 for the year ended December 31, 2018 and 2017, respectively.

DEPRECIATION AND AMORTIZATION

Depreciation and Amortization expenses for the year ended December 31, 2018 were $384 compared to $410 for the year ended December 31, 2017. Depreciation and Amortization expenses decreased primarily due to the sale of underutilized equipment in late 2017.

OTHER INCOME/(EXPENSES)

Other income/(expenses) decreased for the year ended December 31, 2018 to ($582) compared to ($908) for the year ended December 31, 2017. Interest expense for the year ended December 31, 2018 decreased to $544 from $924 for year ended December 31, 2017. Approximately $473 of the interest expense for 2018 was from the Loan Agreement entered into in April 2018. Prior year interest was primarily the result of the non-cash debt discount amortization treated as interest for the convertible promissory note. The debt discount was fully amortized in the fourth quarter of 2017.

NET LOSS

The Company had a consolidated net loss of $5,740 for the year ended December 31, 2018 compared to a net loss of $7,222 for the year ended December 31, 2017.

Liquidity and Capital Resources

We had $3,628 in cash at December 31, 2018, as compared to $6,356 at December 31, 2017. We believe that the aggregate of our existing cash and cash equivalents, in addition to funds generated in operations, will be sufficient to meet our operating cash requirements for at least the next 12 months. Estimates about the adequacy of funding for our activities are based upon certain assumptions. There can be no assurance that changes in our business will not result in accelerated or unexpected expenditures. To satisfy our capital requirements, including ongoing future operations, we may seek to raise additional financing through debt and equity financings.

As of December 31, 2018, our working capital surplus was $3,791 compared to a working capital surplus of $4,364 at December 31, 2017.

The Loan Agreement for the Promissory Notes Payable contains a subjective acceleration clause based on the lender determining, in the exercise of its reasonable discretion, that a “material adverse effect” in our business has occurred. If this clause is applied, and the lender declares that an Event of Default has occurred, the outstanding indebtedness would likely become immediately due. We believe that the likelihood of the lender exercising this right is remote.

During the year ended December 31, 2018, we had $5,752 of cash used in operating activities compared to $3,653 used in operating activities for the prior year ended December 31, 2017. The cash used in operating activities was primarily the result of the current year net loss combined with changes in working capital accounts

Net cash used in investing activities was $3 in the year ended December 31, 2018 compared to $50 provided by investing activities in the year ended December 31, 2017. The cash used in investing activities was for the purchase of capital equipment, partially offset by proceeds from the sale of assets.

Net cash provided by financing activities during the year ended December 31, 2018 was $2,999. This is due to funds received as part of the Loan Agreement entered into in April 2018, partially offset by principal payments for equipment notes and capital leases. Cash used by financing activities during the year ended December 31, 2017 was $672. The cash was primarily used to pay principal payments on the acquisition convertible promissory notes and existing vehicle and equipment debt.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity, or capital expenditures.

Item 8. Financial Statements and Supplementary Data.

SUNWORKS, INC.

FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Sunworks, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Sunworks, Inc., (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, shareholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

New York, NY

March 29, 2019

SUNWORKS, INC.

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2018 AND 2017

(in thousands, except share and per share data)

	December 31, 2018	December 31, 2017
Assets
Current Assets
Cash and cash equivalents	$3,628	$6,356
Restricted cash	447	475
Accounts receivable, net	8,201	11,330
Inventory, net	3,233	4,450
Contract assets	6,153	3,790
Other current assets	150	2,081
Total Current Assets	21,812	28,482
Property and Equipment, net	852	1,233
Other Assets
Other deposits	68	68
Goodwill	9,464	11,364
Total Other Assets	9,532	11,432
Total Assets	$32,196	$41,147

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable and accrued liabilities	$11,858	$13,090
Contract liabilities	5,069	7,288
Customer deposits	58	2,905
Loan payable, current portion	179	229
Convertible promissory notes, current portion	100	-
Acquisition promissory note, current portion	757	606
Total Current Liabilities	18,021	24,118

Long Term Liabilities
Loan payable	88	267
Promissory note payable, net	3,669	-
Convertible promissory notes	-	149
Acquisition promissory note	101	707
Warranty liability	321	246
Total Long Term Liabilities	4,179	1,369
Total Liabilities	22,200	25,487

Commitments and Contingencies (Note 13)

Shareholders’ Equity
Preferred stock Series B, $.001 par value; 5,000,000 authorized shares; 0 and 1,506,024 issued and outstanding, respectively	-	2
Common stock, $.001 par value; 200,000,000 authorized shares; 26,110,768 and 23,150,930 issued and outstanding, respectively	26	23
Additional paid in capital	73,480	72,000
Accumulated deficit	(63,510)	(56,365)
Total Shareholders’ Equity	9,996	15,660
Total Liabilities and Shareholders’ Equity	$32,196	$41,147

The accompanying notes are an integral part of these consolidated financial statements.

SUNWORKS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

(in thousands, except share and per share data)

	2018	2017

Revenue	$70,965	$77,448

Cost of Goods Sold	58,701	63,785

Gross Profit	12,264	13,663

Operating Expenses
Selling and marketing expenses	3,824	6,462
General and administrative expenses	10,001	11,946
Goodwill impairment	1,900	-
Stock-based compensation	1,313	1,159
Depreciation and amortization	384	410

Total Operating Expenses	17,422	19,977

Loss before Other Income/(Expenses)	(5,158)	(6,314)

Other Income/(Expenses)
Other income (expense)	(38)	16
Interest expense	(544)	(924)

Total Other Income/(Expenses)	(582)	(908)

Loss before Income Taxes	(5,740)	(7,222)

Income Tax Expense	-	-

Net Loss	$(5,740)	$(7,222)

LOSS PER SHARE:
Basic	$(0.23)	$(0.32)
Diluted	$(0.23)	$(0.32)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
Basic	24,946,421	22,224,632
Diluted	24,946,421	22,224,632

The accompanying notes are an integral part of these consolidated financial statements.

SUNWORKS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

(in thousands, except share and per share data)

	Series B				Additional
	Preferred stock		Common stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2016	1,506,024	$2	20,853,921	$21	$70,317	$(49,143)	$21,197
Issuance of common stock for conversion of promissory notes, plus accrued interest	-	-	1,494,083	2	503	-	505
Issuance of common stock for cashless exercise of options			41,773	-	-	-	-
Issuance of common stock under terms of restricted stock grants			746,153	-	-	-	-
Issuance of common stock for services			15,000	-	21	-	21
Stock-based compensation	-	-	-	-	1,159	-	1,159
Net loss for the twelve months ended December 31, 2017	-	-	-	-	-	(7,222)	(7,222)
Balance at December 31, 2017	1,506,024	$2	23,150,930	$23	$72,000	$(56,365)	$15,660
Adoption of ASC 606 (Note 3)	-	-	-	-	-	(1,405)	(1,405)
Conversion of preferred stock to common stock	(1,506,024)	(2)	1,506,024	2	-	-	-
Issuance of common stock for conversion of promissory notes, plus accrued interest	-	-	349,112	-	118	-	118
Issuance of common stock for exercise of options			192,308	-	50	-	50
Issuance of common stock under terms of restricted stock grants			912,394	1	(1)	-	-
Stock-based compensation	-	-	-	-	1,313	-	1,313
Net loss for the twelve months ended December 31, 2018	-	-	-	-	-	(5,740)	(5,740)
Balance at December 31, 2018	-	$-	26,110,768	$26	$73,480	$(63,510)	$9,996

The accompanying notes are an integral part of these consolidated financial statements.

SUNWORKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

(in thousands, except share and per share data)

	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,740)	$(7,222)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	384	410
Stock-based compensation	1,313	1,159
Goodwill impairment	1,900	-
(Gain) on sale of equipment	-	(18)
Stock issued for services	-	21
Amortization of beneficial conversion feature	-	807
Amortization of debt issuance costs	36	-
Bad debt expense	91	281
Inventory allowance	-	50
Changes in Assets and Liabilities:
(Increase) Decrease in:
Accounts receivable	3,038	(1,946)
Inventory	1,217	(1,106)
Deposits and other current assets	1,931	(1,979)
Contract assets	(2,947)	517
Increase (Decrease) in:
Accounts payable and accrued liabilities	(1,163)	112
Contract liabilities	(3,040)	2,290
Customer deposits	(2,847)	2,841
Warranty and other liabilities	75	130
NET CASH USED IN OPERATING ACTIVITIES	(5,752)	(3,653)

NET CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(9)	(68)
Proceeds from sale of property and equipment	6	118
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(3)	50

CASH FLOWS FROM FINANCING ACTIVITIES:
Loans and notes payable repayments	(683)	(672)
Proceeds from issuance of note payable, net	3,632	-
Proceeds from exercise of stock options	50	-
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	2,999	(672)

NET (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(2,756)	(4,275)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, BEGINNING OF YEAR	6,831	11,106
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, END OF YEAR	$4,075	$6,831

CASH PAID FOR:
Interest	$374	$97
Taxes	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS
Issuance of common stock upon conversion of debt	$118	$505
Issuance of common stock upon conversion of preferred stock	$2	$-

The accompanying notes are an integral part of these consolidated financial statements.

SUNWORKS, INC.

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

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

We provide photovoltaic (“PV”) based power systems for the agricultural, commercial, industrial (“ACI”), public works, and residential markets in California, Massachusetts, Nevada, Oregon, New Jersey and Washington. We have direct sales and/or operations personnel in California, Massachusetts, Nevada, and Oregon. Through our operating subsidiaries, we design, arrange financing, integrate, install, and manage systems ranging in size from 2kW (kilowatt) for residential loads to multi MW (megawatt) systems for larger ACI and public works projects. Commercial installations have included installations at office buildings, manufacturing plants, warehouses, churches, and agricultural facilities such as farms, wineries, and dairies. Public works installations have included school districts, local municipalities, federal facilities and higher education institutions. The Company provides a full range of installation services to our solar energy customers including design, system engineering, procurement, permitting, construction, grid connection, warranty, system monitoring and maintenance.

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

Accounts Receivable

Accounts receivables are recorded on contracts for amounts currently due based upon progress billings, as well as retention, which are collectible upon completion of the contracts. Accounts payable to material suppliers and subcontractors are recorded for amounts currently due based upon work completed or materials received, as are retention due subcontractors, which are payable upon completion of the contract. General and administrative expenses are charged to operations as incurred and are not allocated to contract costs. Retention receivable is the amount withheld by a customer until a contract is completed. Retention receivables of $1,234 and $958 were included in the balance of trade accounts receivable as of December 31, 2018, and 2017, respectively.

The Company performs ongoing credit evaluation of its customers. Management monitors outstanding receivables based on factors surrounding the credit risk of specific customers, historical trends, age of receivables and other information, and records bad debts using the allowance method. Accounts receivable are presented net of an allowance for doubtful accounts of $325 at December 31, 2018, and $320 at December 31, 2017. During calendar year 2018, $91 was recorded as bad debt expense compared to $281 in 2017.

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

Concentration Risk

Cash includes amounts deposited in financial institutions in excess of insurable Federal Deposit Insurance Corporation (FDIC) limits. At times throughout the year, the Company may maintain cash balances in certain bank accounts in excess of FDIC limits. As of December 31, 2018 and 2017, the cash balance in excess of the FDIC limits was $3,413 and $6,133, respectively. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk in these accounts.

Inventory

Inventory is valued at a weighted average cost method. Inventory primarily consists of panels, inverters, and mounting racks and other materials. The company also carries a reserve for inventory obsolescence that may arise from technological advancement or changes in government regulation. Inventory is presented net of an allowance of $50 at December 31, 2018, and $50 at December 31, 2017.

Property and Equipment

Property and equipment are stated at cost. Depreciation for property and equipment commences when it is put into service and are depreciated using the straight-line method over its estimated useful lives:

Machinery & equipment	3-7 Years
Furniture & fixtures	5-7 Years
Computer equipment	3-5 Years
Vehicles	5-7 Years
Leasehold improvements	3-5 Years

Depreciation expense as of December 31, 2018 and 2017 was $384 and $410, respectively.

Warranty Liability

The Company establishes warranty liability reserves to provide for estimated future expenses as a result of installation and product defects, product recalls and litigation incidental to the Company’s business. Liability estimates are determined based on management’s judgment, considering such factors as historical experience, the likely current cost of corrective action, manufacturers’ and subcontractors’ participation in sharing the cost of corrective action, and consultations with third party experts such as engineers. Solar panel manufacturers currently provide substantial warranties between ten to twenty-five years with full reimbursement to replace and install replacement panels while inverter manufacturers currently provide warranties covering ten to fifteen-year replacement and installation. The warranty liability for estimated future warranty costs at December 31, 2018 and 2017 is $321 and $246, respectively.

Advertising and Marketing

The Company expenses advertising and marketing costs as incurred. Advertising and marketing costs include printed material, billboards, sponsorships, direct mail, radio, telemarketing, tradeshow costs, magazine, and catalog advertisement. Advertising and marketing costs for the years ended December 31, 2018 and 2017 were $237 and $832, respectively.

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

A net loss causes all outstanding common stock options, warrants, convertible preferred stock and convertible notes to be anti-dilutive. As a result, the basic and diluted losses per common share are the same for the year ended December 31, 2018 and 2017.

As of December 31, 2018, the potentially dilutive securities were excluded from the computations of weighted average shares outstanding including 1,568,885 stock options, 222,221 restricted stock grants, 2,997,000 warrants, and shares underlying convertible notes.

As of December 31, 2017, the potentially dilutive securities were excluded from the computations of weighted average shares outstanding including 1,875,155 stock options, 1,134,615 restricted stock grants, 2,997,000 warrants, shares underlying convertible notes, and preferred stock.

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

The Company tests for indefinite lived intangibles and goodwill impairment in the fourth quarter of each year and whenever events or circumstances indicate that the carrying amount of the asset exceeds its fair value and may not be recoverable. In accordance with its policies, the Company performed a quantitative assessment of indefinite lived intangibles and goodwill at December 31, 2018 and 2017. At December 31, 2018, the Company determined that the carrying amount of goodwill exceeded its fair value and, as a result, recorded an impairment of $1,900. At December 31, 2017 the Company determined no impairment was necessary.

Fair Value of Financial Instruments

Disclosures about fair value of financial instruments, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of December 31, 2018, the amounts reported for cash, accrued interest and other expenses, and notes payable approximate the fair value because of their short maturities.

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

New Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842): Accounting for Leases. This update requires that lessees recognize right-of-use assets and lease liabilities that are measured at the present value of the future lease payments at lease commencement date. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee will largely remain unchanged and shall continue to depend on its classification as a finance or operating lease. We have performed a comprehensive review in order to determine what changes were required to support the adoption of this new standard. We will adopt the ASU and related amendments on January 1, 2019 and expect to elect certain practical expedients permitted under the transition guidance. We will elect the optional transition method that allows for a cumulative-effect adjustment in the period of adoption and will not restate prior periods. Under the new guidance, the majority of our leases will continue to be classified as operating. During the first quarter of 2019, we will complete our implementation of our processes and policies to support the new lease accounting and reporting requirements. Based on our lease portfolio as of January 1, 2019, we preliminarily estimate the impact of adoption ASU 2016-02 to increase both our total assets and total liabilities in the range of $2.0 million to $2.3 million. The adoption of this ASU is not expected to have a significant impact on our Consolidated Statements of Operations or Cash Flows. We continue to finalize the implementation of the new processes and the assessment of the impact of this adoption on our consolidated financial statements; therefore, the preliminary estimated impacts disclosed can change, and the final impact will be known once the adoption is completed during the first quarter of 2019.

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

Adopted Accounting Pronouncements

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

Management reviewed currently issued pronouncements during the year ended December 31, 2018, and believes that any other recently issued, but not yet effective, accounting standards, if currently adopted, would not have a material effect on the accompanying consolidated financial statements.

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

The following table represents a disaggregation of revenue by customer type from contracts with customers for the years ended December 31, 2018 and 2017:

	Year Ended December 31,
	2018	2017 (1)
Agricultural, Commercial, and Industrial (ACI)	$33,193	$44,845
Public Works (2)	17,986	7,975
Residential	19,786	24,628
Total	70,965	77,448

(1)	Prior period has not been modified for ASC 606.
(2)	Public Works customers were not tracked separately until the second quarter of 2017.

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

The following tables summarize the impact of the adoption of ASC 606 on our condensed consolidated statement of operations for the year ended December 31, 2018 and the consolidated balance sheet as of December 31, 2018:

	For the Year Ended December 31, 2018
		Without Adoption	Impact of Adoption
	As Reported	of ASC 606	of ASC 606
Revenue	$70,965	$68,845	$(2,120)
Cost of goods sold	58,701	57,471	(1,230)
Gross profit	12,264	11,374	(890)

	December 31, 2018
		Without Adoption	Impact of Adoption
	As Reported	of ASC 606	of ASC 606
Contract assets	$6,153	$6,990	$837
Contract liabilities	5,069	5,402	333

Contract assets represent revenues recognized in excess of amounts invoiced to customers on contracts in progress. Contract liabilities represent amounts invoiced to customers in excess of revenues recognized on contracts in progress. At December 31, 2018 and 2017, the contract asset balances were $6,153 and $3,790, and the contract liability balances were $5,069 and $7,288, respectively.

4. PROPERTY AND EQUIPMENT, NET

Property and equipment is summarized as follows at December 31, 2018 and 2017:

	2018	2017
Leasehold improvements	$446	$446
Vehicles & trailers	236	243
Machinery & equipment	740	743
Office equipment & furniture	380	380
Computers and software	144	144
	1,946	1,956
Less accumulated depreciation	(1,094)	(723)
	$852	$1,233

Depreciation expense for the years ended December 31, 2018 and 2017 was $384 and $410, respectively.

5. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at December 31, 2018 and 2017 are as follows:

	2018	2017
Trade payables	$9,488	$10,637
Accrued payroll, vacation and payroll taxes	506	526
Accrued expenses, bonus and commissions	1,864	1,927
Total	$11,858	$13,090

6. LOANS PAYABLE

Elite Solar, a subsidiary of the Company, entered into a business loan agreement, prior to being acquired by the Company, with Tri Counties Bank dated March 14, 2014, in the original amount of $131 bearing interest at 4.95%. The loan agreement called for monthly payments of $2 and is scheduled to mature on March 14, 2019. Proceeds from the loan were used to purchase a pile driver and related equipment and is secured by the equipment. The outstanding balance at December 31, 2018, is $7.

Elite Solar entered into a business loan agreement prior to being acquired by the Company, with Tri Counties Bank dated April 9, 2014, in the original amount of $250 bearing interest at 4.95%. The loan agreement calls for monthly payments of $5 and is scheduled to mature on April 9, 2019. Proceeds from the loan were used to purchase racking inventory and related equipment. The loan is secured by the inventory and equipment. The outstanding balance at December 31, 2018, is $19.

On January 5, 2016, the Company entered into a loan agreement for the acquisition of a pile driver in the principal amount of $182 bearing interest at 5.5%. The loan agreement calls for monthly payments of $4 and is scheduled to mature on January 15, 2020. The loan is secured by the equipment. The outstanding balance at December 31, 2018, is $53.

On September 8, 2016, the Company entered into a loan agreement for the acquisition of a pile driver in the principal amount of $174 bearing interest at 5.5%. The loan agreement calls for monthly payments of $4 and is scheduled to mature on September 15, 2020. The loan is secured by the equipment. The outstanding balance at December 31, 2018, is $81.

On November 14, 2016, the Company entered into a 0% interest loan agreement for the acquisition of an excavator in the principal amount of $59. The loan agreement calls for monthly payments of $1 and is scheduled to mature on November 13, 2020. The loan is secured by the equipment. The outstanding balance at December 31, 2018, is $27.

On December 23, 2016, the Company entered into a loan agreement for the acquisition of modular office systems and related furniture in the principal amount of $172 bearing interest at 4.99%. The loan agreement calls for 16 quarterly payments of $12 and is scheduled to mature in September 2020. The loan is secured by the equipment. The outstanding balance at December 31, 2018, is $80.

As of December 31, 2018 and 2017, loans payable are summarized as follows:

	2018	2017
Business loan agreement dated March 14, 2014	7	36
Business loan agreement dated April 9, 2014	19	73
Equipment notes payable	241	387
Subtotal	267	496
Less: Current position	(179)	(229)
Long-term position	$88	$267

7. ACQUISITION PROMISSORY NOTE

On February 28, 2015, the Company issued a 4% convertible promissory note in the aggregate principal amount of $2,650 as part of the consideration paid to acquire 100% of the total outstanding stock of MD Energy. The note is convertible into shares of common stock on or after each of the following dates: November 30, 2015, November 30, 2016 and November 30, 2017. The conversion price is $2.60 per share. A beneficial conversion feature of $3,262 was calculated but capped at the $2,650 value of the note. The beneficial conversion feature was calculated by multiplying the difference between the fair value of stock at the date of the note $5.80 less the conversion price of $2.60 multiplied by the maximum number of share subject to conversion, 1,019,231. In November 2015, the Company issued 339,743 shares of common stock upon conversion of the principal amount of $883. Commencing on March 31, 2015, and each quarter thereafter during the first two (2) years of the note, the Company made quarterly interest only payments to the shareholder for accrued interest on the Note during the quarter. Commencing with the quarter ending on June 30, 2017, the Company began to make quarterly payments of interest accrued on the convertible note during the prior quarter plus $151 with the final payment of all outstanding principal and accrued but unpaid interest on the convertible note due and payable on February 28, 2020 (the maturity date). The Company recorded amortization of the beneficial conversion feature as interest expense in the amount of $0 and $807 during the years ended December 31, 2018 and 2017, respectively. The debt discount is fully amortized and has zero balance at December 31, 2018 and 2017. The Company recorded interest expense of $43 and $66 during the years ended December 31, 2018 and 2017, respectively. The outstanding balances at December 31, 2018 and 2017 were $858 and $1,313, respectively.

We evaluated the foregoing financing transactions in accordance with ASC Topic 470, Debt with Conversion and Other Options, and determined that the conversion feature of the convertible promissory note was afforded the exemption for conventional convertible instruments due to its fixed conversion rate. The convertible promissory notes had explicit limits on the number of shares issuable, so they did meet the conditions set forth in current accounting standards for equity classification. The convertible promissory notes were issued with non-detachable conversion options that were beneficial to the investors at inception because the conversion option has an effective strike price that is less than the market price of the underlying stock at the commitment date. The accounting for the beneficial conversion feature required that the beneficial conversion feature be recognized by allocating the intrinsic value of the conversion option to additional paid-in-capital, resulting in a discount on the convertible notes, which was amortized and recognized as interest expense.

8. CONVERTIBLE PROMISSORY NOTES

Convertible promissory note at December 31, 2018 and 2017 are as follows:

	2018	2017
Convertible promissory notes	$100	$149
Less: debt discount	-	-
Convertible promissory notes, net	$100	$149

On January 31, 2014, the Company entered into a securities purchase agreement providing for the sale of a 10% convertible promissory note in the principal amount of up to $750 for consideration of $750. The proceeds were restricted and were used for the purchase of Solar United Network, Inc. The note was convertible into shares of common stock of the Company at a price equal to a variable conversion price equal to the lesser of $1.30 per share, or fifty percent (50%) of the lowest trading price after the effective date. As of September 30, 2014, the note was exchanged for a new convertible note with a fixed conversion price of $0.338. Per ASC 815, the derivative liability on the note was extinguished and the new note was re-valued per ASC 470 as a beneficial conversion feature, which was expensed in the statement of operations during 2014. The note originally matured on October 28, 2014, was extended three months to January 31, 2015, was extended to September 30, 2016, and in March 2016 was subsequently extended to June 30, 2019 with zero interest. During the year ended December 31, 2016, the noteholder made a partial conversion of principal and accrued interest in the amount of $196 and $45 respectively in exchange for 711,586 shares of common stock, with a remaining principal balance of $554. During the year ended December 31, 2017, the noteholder made a partial conversion of principal in the amount of $505 in exchange for 1,494,083 shares of common stock, with a remaining principal balance of $49. During the year ended December 31, 2018, the noteholder made a partial conversion of principal in the amount of $49 and accrued interest of $69 in exchange for 349,112 shares of common stock, with a remaining principal balance of $0.

On February 11, 2014, the Company entered into a securities purchase agreement providing for the sale of a 10% convertible promissory note in the principal amount of $100. The note was convertible into shares of common stock of the Company at a price equal to a variable conversion price equal to the lesser of $1.30 per share, or fifty percent (50%) of the lowest trading price after the effective date. As of September 30, 2014, the note was exchanged for a new convertible note with a fixed conversion price of $0.338. Per ASC 815, the derivative liability on the note was extinguished and the new note was re-valued per ASC 470 as a beneficial conversion feature. The note matured on various dates from the effective date of each advance with respect to each advance. At the sole discretion of the lender, the lender was able to modify the maturity date to be twelve (12) months from the effective date of each advance. The note matured on various dates in 2014, and was extended to September 30, 2016, and in March 2016 was subsequently extended to June 30, 2019 with zero interest. The Company recorded no interest expense during the years ended December 31, 2018 and 2017.

9. PROMISSORY NOTES PAYABLE

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

The Notes bear interest at the rate of the one-month LIBOR plus 950 basis points and mature on June 30, 2020. The Notes may not be prepaid before the first anniversary of issuance and thereafter may be prepaid in whole without the consent of the lender or in part with the consent of the lender. In the event the Notes are prepaid in full prior to the maturity date, the Company shall pay the holder of the Senior Notes an exit fee of $375 if prepaid prior to March 31, 2020 or $435 if prepaid after March 31, 2020 but prior to the maturity date. The Company is accruing the exit fee of $435 over life of the Loan Agreement and recognizing the fee as interest expense.

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

The Loan Agreement contains certain customary Events of Default including, but not limited to, default in payment of any sum payable thereunder, breaches of representations or warranties thereunder, the occurrence of an event of default under the transaction documents, change in control of the Company, filing of bankruptcy and the entering or filing of certain monetary judgments against the Company. Upon the occurrence of an Event of Default the outstanding principal amount of the Notes, plus accrued but unpaid interest and other amounts owing in respect thereof, shall become, at the giving of notice by Lender, immediately due and payable. Interest on overdue payments upon the occurrence of an Event of Default shall accrue interest at a rate equal to the lesser of 18% per annum or the maximum rate permitted under applicable law. The Company has obtained a waiver through September 16, 2019 for an event of default which is deemed to have occurred because of the Company’s failure to maintain compliance with the Nasdaq Stock Market’s minimum bid price requirement. Additionally, the Loan Agreement includes a subjective acceleration clause if a “material adverse effect” occurs in our business that could result in an Event of Default. We believe that the likelihood of the lender exercising this right is remote and have classified the debt as long term.

In conjunction with the Loan Agreement, the Company recorded $118 of capitalized debt issuance costs. The debt issuance costs are being amortized over the life of the Loan Agreement and recognized as interest expense. The Note payable balance is reported net of the unamortized portion of the debt issuance costs. The Company recorded amortization of the debt issuance cost of $36 as interest expense during the year ended December 31, 2018.

Promissory notes payable at December 31, 2018 and 2017 are as follows:

	2018	2017
Promissory notes payable	$3,750	$-
Less, debt issuance costs	(81)	-
Promissory notes payable, net	$3,669	$-

10. CAPITAL STOCK

Common Stock

Twelve months ended December 31, 2018

On May 2, 2018, 1,506,024 shares of the Company’s outstanding Series B Preferred Stock were converted into the same number of shares of the Company’s common stock.

During the year ended December 31, 2018, 634,615 and 277,779 shares of common stock were issued to James Nelson and Charles Cargile, respectively, from RSGAs executed in 2013 and 2017, respectively.

On May 3, 2018, James Nelson exercised 192,308 options at an exercise price of $0.26 per share and was issued the equivalent number of shares of common stock.

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

Preferred Stock

On November 25, 2015, the Company designated 1,700,000 shares, of its authorized preferred stock, as Series B Preferred Stock, $0.001 par value per share. Pursuant to the Certificate of Designation filed with the Secretary of State of the State of Delaware, and subject to the rights of any other series of preferred stock that may be established by the Board of Directors, holders of Series B Preferred Stock (the “Holders”) will have liquidation preference over the holders of the Company’s Common Stock in any distribution upon winding up, dissolution, or liquidation. Holders will also be entitled to receive dividends, if, when and as declared by the Board of Directors, which dividends shall be payable in preference and priority to any payment of any dividend to holders of Common Stock. Holders will be entitled to convert each share of Series B Preferred Stock into one (1) share of Common Stock and will also be entitled to vote together with the holders of Common Stock on all matters submitted to shareholders at a rate of one (1) vote for each share of Series B Preferred Stock. In addition, so long as at least 100,000 shares of Series B Preferred Stock are outstanding, the Company may not, without the consent of the Holders of at least a majority of the shares of Series B Preferred Stock then outstanding: (i) amend, alter or repeal any provision of the Certificate of Incorporation or bylaws of the Company or the Certificate of Designation so as to adversely affect any of the rights, preferences, privileges, limitations or restrictions provided for the benefit of the Holders or (ii) issue or sell, or obligate itself to issue or sell, any additional shares of Series B Preferred Stock, or any securities that are convertible into or exchangeable for shares of Series B Preferred Stock. 1,506,024 shares of Series B Preferred Stock, at a fair value of $4,500 were issued in December 2015 in connection with the acquisition of Elite Solar. On May 2, 2018, the Holder converted 1,506,024 shares of Series B Preferred Stock into the same number of shares of the Company’s Common Stock. As of December 31, 2018 there were no outstanding shares of Preferred Stock.

11. STOCK OPTIONS, RESTRICTED STOCK AND WARRANTS

Options

As of December 31, 2018, the Company has 1,568,885 non-qualified stock options outstanding to purchase 1,568,885 shares of common stock, per the terms set forth in the option agreements. The stock options vest at various times and are exercisable for a period of five to seven years from the date of grant at exercise prices ranging from $0.33 to $4.42 per share, the market value of the Company’s common stock on the date of each grant. The Company determined the fair market value of these options by using the Black Scholes option valuation model.

A summary of the Company’s stock option activity and related information follows:

	December 31, 2018		December 31, 2017
		Weighted		Weighted
	Number	Average	Number	Average
	of	Exercise	of	Exercise
	Options	Price	Options	Price
Outstanding, beginning January 1, 2018	1,875,155	$1.80	1,634,574	$1.93
Granted	316,500	1.02	324,000	1.50
Exercised	(192,308)	0.26	(53,419)	0.47
Forfeited	(430,462)	2.56	(30,000)	2.68
Expired	-	-	-	-
Outstanding, end of December 31, 2018	1,568,885	1.73	1,875,155	1.80
Exercisable at the end of December 31, 2018	1,161,948	1.83	1,403,652	1.45
Weighted average fair value of options granted during period		0.55		1.01

The following summarizes the options to purchase shares of the Company’s common stock which were outstanding at December 31, 2018:

			Weighted
			Average
			Remaining
Exercisable	Stock Options	Stock Options	Contractual
Prices	Outstanding	Exercisable	Life (years)
$1.30	576,923	576,923	0.01
$4.42	38,462	38,462	0.01
$2.68	305,000	232,737	2.28
$2.88	50,000	50,000	2.67
$3.10	50,000	50,000	2.84
$1.50	222,000	133,168	3.38
$1.53	10,000	4,509	3.67
$0.99	50,000	12,639	4.25
$1.24	50,000	10,694	4.37
$0.93	50,000	11,258	4.32
$1.09	145,000	40,880	4.41
$1.53	21,500	418	4.95
	1,568,885	1,161,948

Aggregate intrinsic value of options outstanding and exercisable at December 31, 2018 and 2017 was $0. Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the fiscal period, which was $0.26 and $1.05 as of December 31, 2018, and 2017, respectively, and the exercise price multiplied by the number of options outstanding.

The Company recorded stock-based compensation for issued options of $381 and $804 for the years ended December 31, 2018 and 2017, respectively.

Restricted Stock Grant to CEO

With an effective date of March 29, 2017, subject to the Sunworks, Inc. 2016 Equity Incentive Plan, (the “2016 Plan”) the Company entered into a restricted stock grant agreement or RSGA with its Chief Executive Officer, Charles Cargile. All shares issuable under the RSGA are valued as of the grant date at $1.50 per share. The RSGA provides for the issuance of up to 500,000 shares of the Company’s common stock. The restricted shares shall vest as follows: 166,667 of the restricted shares shall vest on the one (1) year anniversary of the effective date, and the balance, or 333,333 restricted shares, shall vest in twenty-four (24) equal monthly installments commencing on the one (1) year anniversary of the effective date.

In the year ended December 31, 2018 and 2017 stock-based compensation expense of $250 and $188, respectively was recognized for the March 29, 2017 RSGA.

During the year ended December 31, 2013, the Company entered into a restricted stock grant agreement or RSGA with its then Chief Executive Officer, James B. Nelson, intended to provide and incentivize Mr. Nelson to improve the economic performance of the Company and to increase its value and stock price. All shares issuable under the RSGA were performance-based shares, = valued as of the grant date at $0.47 per share. The RSGA provided for the issuance of up to 769,230 shares of the Company’s common stock to Mr. Nelson provided certain milestones are met in certain stages. As of September 30, 2014, two of the milestones were met, when the Company’s market capitalization exceeded $10 million and the consolidated gross revenue, calculated in accordance with GAAP, equaled or exceeded $10 million for the trailing twelve-month period. The Company issued 384,615 shares of common stock to Mr. Nelson at fair value of $786,000 during the year ended December 31, 2014. In conjunction with Mr. Nelson’s retirement in April 2018, the remaining 384,615 shares of the Company’s common stock vested and were issued to Mr. Nelson.

In the years ended December 31, 2018 and 2017, stock-based compensation expense of $180 and $0, respectively, was recognized for the 2013 RSGA.

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

In the years ended December 31, 2018 and 2017, stock-based compensation expense of $502 and $167, respectively, was recognized for the August 31, 2016 RSGA.

The total combined option and restricted stock compensation expense recognized, in the statement of operations, during the years ended December 31, 2018 and 2017 was $1,313 and $1,159, respectively.

Warrants

As of December 31, 2018, the Company had 2,997,000 common stock purchase warrants outstanding. The warrants have an issuance date of March 9, 2015 and will expire on March 9, 2020.

A summary of the Company’s warrant activity and related information follows:

	December 31, 2018		December 31, 2017
		Weighted		Weighted
	Number	Average	Number	Average
	of	Exercise	of	Exercise
	Warrants	Price	Warrants	Price
Outstanding, beginning of period	2,997,000	4.15	2,997,000	$4.15
Granted	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Outstanding, end of period	2,997,000	$4.15	2,997,000	$4.15
Exercisable at the end of period	2,997,000	$4.15	2,997,000	$4.15
Weighted average fair value of options granted during the period		$4.15		$4.15

12. INCOME TAXES

The Company files income tax returns in the U.S. federal jurisdiction and the state of California. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2014.

Deferred income taxes have been provided by temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. To the extent allowed by GAAP, we provide valuation allowances against the deferred tax assets for amounts when the realization is uncertain. Included in the balances at December 31, 2018 and 2017, are no tax positions for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

The Company’s policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the periods ended December 31, 2018 and 2017, the Company did not recognize interest and penalties.

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the year ended December 31, 2018 and 2017 due to the following:

	2018	2017
Net taxable (loss) at effective tax rates	$(1,567)	$(2,838)
Stock compensation expense	358	455
Amortization of debt discount	10	317
Impairment of goodwill	519	-
Other	(153)	243
Valuation allowance	833	1,823

Income tax expense	$-	$-

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

At December 31, 2018, the Company had net operating loss carry-forwards of approximately $12.3 million that may be offset against future taxable income through 2038. No tax benefit has been reported in the 2018 financial statements, since the potential tax benefit is offset by a valuation allowance of the same amount.

Net deferred tax assets consist of the following components as of December 31, 2018 and 2017:

	2018	2017
Deferred tax assets (liabilities):
NOL carryover	$3,370	$2,771
R&D carryover	173	172
Other	239	219
Depreciation	61	(152)
	3,843	3,010
Less valuation allowance	(3,843)	(3,010)

Net deferred tax asset	$-	$-

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

13. COMMITMENTS AND CONTINGENCIES

Sunworks United leases 27,530 square feet of mixed used space consisting of office and warehouse facilities in Roseville, California, at a monthly lease rate of $21. The lease expires in December 2021.

Sunworks United leases 2,846 square feet of retail space in Rocklin, California, at a monthly lease rate of $9. The lease expires in December 2020.

Sunworks United leases 5,304 square feet of office space in Rocklin, California, at a monthly lease rate of $6. The lease expires in May 2021. Sunworks is the sublessor through May 2021. Sublessee’s monthly payments began in August 2017 at a rate of $5 per month.

Sunworks United leases 2,021 square feet of mixed used space consisting of office and warehouse facilities in Reno, Nevada at monthly lease rate of $2. The lease expires in October 2020.

Sunworks United leases approximately 6,358 square feet of mixed used space consisting of office and warehouse facilities in Rancho Cucamonga, California, at a monthly lease rate of $6. The lease expires in July 2019.

Sunworks Inc. leases 15,600 square feet of mixed used space consisting of office and warehouse facilities from an entity controlled by the former sole shareholder of Plan B Enterprises, Inc. in Durham, California, at a monthly lease rate of $9. The lease is month-to-month.

Sunworks United leases 5,000 square feet of mixed used space consisting of office and warehouse facilities in Tulare, California at monthly lease rate of $5. The lease expires in July 2019.

Sunworks United leases 3,560 square feet of mixed used space consisting of office and warehouse facilities in Campbell (San Jose), California at monthly lease rate of $5. The lease expires in January 2022.

Sunworks United leases 800 square feet of mixed used space consisting of office and warehouse facilities in White City, Oregon at monthly lease rate of $1. The lease is month-to-month.

At December 31, 2018, commitments for minimum property rental were as follows:

For the twelve months ended:
2019	$673
2020	618
2021	434
2022	5
2023 and thereafter	-
Total	$1,730

Sunworks United leases 59 vehicles for use in operations, selling and marketing, general and administrative activities Vehicle leases have average monthly lease rate of $1.

At December 31, 2018, commitments for minimum vehicle payments were as follows:

For the twelve months ended:
2019	$339
2020	144
2021	88
2022	12
2023 and thereafter	5
Total	$588

14. MAJOR CUSTOMER/SUPPLIERS

For the years ended December 31, 2018 and 2017 we had no projects that represented more than 10% of revenue.

For the years ended December 31, 2018 and 2017 the following suppliers represented more than 10% of Costs of Goods Sold:

	2018	2017
Wesco	13.2%	11.2%
MBL & Sons	10.1%	2.2%

15. RELATED PARTY TRANSACTIONS

None.

16. SUBSEQUENT EVENTS

On March 20, 2019, the Company received a listing extension from the Nasdaq Hearings Panel.  The extension grants the Company until September 16, 2019 to regain compliance with the Minimum Bid Price requirement for continued listing on The Nasdaq Capital Market.

As previously disclosed, the Company received notice from Nasdaq on September 20, 2018, that it was not in compliance with the Bid Price Requirements for its common stock. Per Nasdaq rules, the Company was provided an initial 180 calendar days to regain compliance with the Bid Price Requirement. The Company provided a plan to cure the deficiency during a second 180 calendar day compliance period by having a closing bid price of at least $1 per share for a minimum of ten consecutive business days during the extension period or by effecting, if necessary, a reverse stock split.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013).

Management previously identified control deficiencies regarding the need for a stronger internal control environment relating to revenue activities. Management initially identified and disclosed this deficiency in its annual report for the fiscal year ended December 31, 2016. In 2017, management took steps to remediate these control deficiencies including implementing revised work in process review procedures, enhanced financial reporting reviews processes, and the retention of additional qualified personnel. Management believes that the controls currently in place are adequate and operated effectively during the year ended December 31, 2018.

Because of the above remediation and based upon the criteria established in “Internal Control-Integrated Framework” issued by the COSO, management concluded that as of December 31, 2018, our internal controls over financial reporting are effective,

Changes in Internal Control Over Financial Reporting

Other than the control improvements discussed in Management’s Report on Internal Control Over Financial Reporting above, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal fourth quarter ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

No Attestation Report by Independent Registered Accountant

The effectiveness of our internal control over financial reporting as of December 31, 2018 has not been audited by our independent registered public accounting firm by virtue of our exemption from such requirement as a smaller reporting company.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following persons are our executive officers and directors, and hold the offices set forth opposite their names.

Name	Age	Position
Charles Cargile	54	Chief Executive Officer and Director
Paul McDonnel	62	Interim Chief Financial Officer
Joshua Schechter	45	Chairman and Director
Rhone Resch	52	Director
Daniel Gross	48	Director
Stanley Speer	58	Director

The following is a brief account of the business experience during the past five years of each of our directors and executive officers:

Charles Cargile has served as Chief Executive Officer since April 2017, and a Director of the Company since September 2016. From July 2016 until September 2016, Mr. Cargile served as an Executive Advisor to MKS Instruments which acquired Newport Corporation (“Newport”) in April 2016. Prior to that, since 2000, Mr. Cargile served as the Chief Financial Officer for Newport. Prior to joining Newport, Mr. Cargile served in various capacities at York International Corporation (now a division of Johnson Controls, Inc.) since 1998 including Vice President, Finance and Corporate Development and Corporate Controller and Chief Accounting Officer. From 1992 to 1998 Mr. Cargile served at Flowserve Corporation, most recently as Corporate Controller and Chief Accounting Officer from 1995 to 1998. Mr. Cargile currently serves on the board of directors of Photon Control, a company engaged in the design and manufacture of optical sensors. Photon Control is publicly traded on the Toronto Exchange (TEX: Pho.to).

Mr. Cargile qualifies to serve on the Company’s Board because of his experience serving on public company board of directors and his extensive financial background including strategic development, capital structures, operational management and financial processes and controls.

Paul McDonnel joined the Company in September 2016 as its Chief Financial Officer and transitioned to Treasurer in May 2018. In February 2019, Mr. McDonnel was named the Interim Chief Financial Officer. Prior to joining the Company, Mr. McDonnel has served as the President of Vulcan Precision Linings since 2010. From 2009 until 2010 Mr. McDonnel served as the Chief Operating Officer of Franklin Covey Products, LLC. From 2006 until 2009 he served as the Corporate Controller & Chief Financial Officer of Arrowhead Research Corp., (NASDAQ: ARWR). From 2003 until 2005 Mr. McDonnel served as the Chief Executive Officer of Quality Imaging Products, and from 1999 until 2003 he served as the Chief Financial Officer and Senior Manager-Operations of Recall Secure Destruction Services. From 1994 to 1998 Mr. McDonnel served as the VP of Operations and Chief Operating Officer of Reid Plastics, Inc. (“Reid”). From 1990 until 1994 he served as Reid’s Chief Financial Officer. From 1987 to 1990 Mr. McDonnel served as the Vice President of Finance of Trojan Enterprises. From 1982 until 1987 he served in the audit practice of the Small Business Division of the Los Angeles office of Arthur Andersen & Co. Mr. McDonnel received both a Master of Arts - Management Accounting and Bachelor of Science – Accounting from Brigham Young University. Mr. McDonnel is a Certified Public Accountant in the State of California.

Joshua Schechter has served as a director of the Company since April 2018 and as Chairman of Company since May 2018. Mr. Schechter is a director of Genesco, Inc. (NYSE: GCO) since April 2018. He has been a director and chairman of the board of Support.com (NASDAQ: SPRT), a provider of cloud-based software and services for technology support, since 2016, as well as a member of its Nominating and Governance, and Audit Committees. Since 2015, Mr. Schechter has served as a director of Viad Corp (NYSE: VVI), an international experiential services company. From 2008 to 2015, he served as a director of Aderans Co., Ltd. (or “Aderans”), a multinational company engaged in hair-related business, and was the Executive Chairman of Aderans America Holdings, Inc., Aderans’ U.S. holding company. From 2001 to 2013, Mr. Schechter served as Managing Director of Steel Partners Ltd., a privately-owned hedge fund sponsor, and from 2008 to 2013, Mr. Schechter served as co-President of Steel Partners Japan Asset Management, LP, a private company offering investment services. Mr. Schechter previously served on the board of directors of The Pantry, Inc. (NASDAQ: PTRY), a leading independently operated convenience store chain in the southeastern United States and one of the largest independently operated convenience store chains in the country, from 2014 until the completion of its public sale in March 2015.

Mr. Schechter is qualified to serve as a Director because of his many years of experience serving as a director for numerous public companies.

Rhone Resch has served as a director of the Company since November 2016. In 2016, Mr. Resch founded and serves as CEO of the Advanced Energy Advisors, a strategic solar energy advisory firm. He is also founder of Solarlytics, a high efficiency stealth technology company. Previously he served as the President and Chief Executive Officer of Solar Energy Industries Association from 2004 until 2016. From 1998 until 2004, he served as the Senior Vice President of Natural Gas Supply Association, and from 1994 until 1998 he served as the Program Manager of the United States Environmental Protection Agency – Office of Air and Radiation. From 1992 until 1994 Mr. Resch served as a Senior Analyst at Project Performance Corporation. Mr. Resch received a Bachelor of Arts, English/Natural Resources from the University of Michigan, a Master of Environmental Science from State University of New York and a Master of Public Administration, Management from Syracuse University.

Mr. Resch is qualified to serve as a Director because of his industry expertise and corporate leadership experience.

Daniel Gross has served as a director of the Company since March 2018. Since 2015, Mr. Gross has served as an Adjunct Professor at Columbia University and since 2016 as a Lecturer at Yale University. Mr. Gross previously served as a Managing Director of Pegasus Capital Advisors from 2015 through 2016 and a Managing Director of Oaktree Capital Management from 2013 through 2015. Mr. Gross was one of the founding Partners of Hudson Clean Energy, a private equity firm with over $1 billion in assets under management. Prior to Hudson, Mr. Gross worked in the U.S. alternative energy investment group at Goldman Sachs as well as GE Capital’s Energy Financial Services unit, where he founded the renewable energy investment business. Mr. Gross is a Fulbright Scholar and holds a Master’s degree in Environmental Management, Master’s in Business Administration and Bachelor of Arts Degree (Phi Beta Kappa) from Yale University.

Mr. Gross is qualified to serve as a Director due to his substantial background in both the financial and renewable energy industries.

Stanley Speer has served as a director of the Company since May 2018. Mr. Speer is the principal of Speer and Associates, LLC since 2012, a consulting firm he founded to provide practical operational, financial and strategic financial solutions to public and private businesses. Previously, Mr. Speer was a Managing Director with Alvarez & Marsal (“A&M”), in Los Angeles specializing in advising and assisting boards of directors, investment groups, management groups and lenders in a wide range of turnaround, restructuring and reorganization situations. Prior to joining A&M, Mr. Speer spent ten years as Chief Financial Officer for Cadiz, Inc., a publicly-held real estate and water resource management company, and its subsidiary Sun World International, a fully-integrated agriculture company. Prior to Cadiz, Mr. Speer was a partner with Coopers & Lybrand (now PricewaterhouseCoopers), where he spent 14 years in the Los Angeles office specializing in business reorganizations and mergers and acquisitions.

Mr. Speer is qualified to serve as a Director due to his many years of experience advising public and private companies.

Family Relationships

There are no family relationships among our executive officers and directors.

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

Compliance with Section 16(a) of Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. These persons are required by regulation to furnish us with copies of all Section 16(a) reports that they file. Based on our review of the copies of these reports received by us, or written representations from the reporting persons that no other reports were required, we believe that, during fiscal 2018, all filing requirements applicable to our current officers, directors and greater than 10% beneficial owners were complied with.

Code of Conduct and Ethics

We have adopted a code of conduct that applies to all of our directors, officers, and employees. The text of the code of conduct has been posted on our internet website and can be viewed at www.sunworksusa.com. Any waiver of the provisions of the code of conduct for executive officers and directors may be made only by the Audit Committee and, in the case of a waiver for members of the audit committee, by the Board of Directors. Any such waivers will be promptly disclosed to our shareholders.

Committees of the Board of Directors

Audit Committee. The Board has a standing Audit Committee, consisting of Messrs. Stanley Speer (Chairman), Joshua Schechter, and Rhone Resch. The Audit Committee acts under a written charter, which more specifically sets forth its responsibilities and duties, as well as requirements for the Audit Committee’s composition and meetings. The audit committee charter is available on the Company’s website (www.sunworksusa.com). The Audit Committee held 5 meetings during the fiscal year ended December 31, 2018.

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

The Board has determined that Mr. Speer is an “audit committee financial expert” serving on its Audit Committee, and is independent, as the SEC has defined that term in Item 407 of Regulation S-K.

Corporate Governance/Nominating Committee. The Board has a standing Corporate Governance/Nominating Committee. The Nominating and Governance Committee consists of Messrs. Daniel Gross (Chairman), Joshua Schechter, and Stanley Speer. The Nominating and Governance Committee acts under a written charter, which more specifically sets forth its responsibilities and duties, as well as requirements for its composition and meetings. The corporate governance/nominating committee charter is available on the Company’s website (www.sunworksusa.com). The Corporate Governance/Nominating Committee held 4 meetings during the fiscal year ended December 31, 2018.

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

Compensation Committee. The Board has a standing Compensation Committee. The Compensation Committee of the Board is composed entirely of directors who are not our current or former employees, each of whom meets the applicable definition of “independent” as defined by the rules of the Nasdaq Stock Market. None of the members of the Compensation Committee during fiscal 2018 (i) had any relationships requiring disclosure by the Company under the SEC’s rules requiring disclosure of related party transactions or (ii) was an executive officer of a company of which an executive officer of the Company is a director. The current members of the Compensation Committee are Messrs. Rhone Resch (Chairman), Joshua Schechter, and Daniel Gross. The Compensation Committee has no interlocks with other companies. The compensation committee charter is available on the Company’s website (www.sunworksusa.com). The Compensation Committee held 2 meetings during the fiscal year ended December 31, 2018.

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

Board of Directors Leadership Structure and Role in Risk Oversight.

Our Board is responsible for the selection of the Chairman of the Board and the Chief Executive Officer. Joshua Schechter serves as our Chairman.

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

The primary purpose of the compensation and benefits described below is to attract, retain, and motivate highly talented individuals who will engage in the behaviors necessary to enable us to succeed in our mission while upholding our values in a highly competitive marketplace. Different elements are designed to engender different behaviors, and the actual incentive amounts, which may be awarded to each Named Executive Officer are subject to the annual review of the board of directors. The following is a brief description of the key elements of our planned executive compensation structure.

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

The Elements of Sunworks’ Compensation Program

Base Salary

Executive officer base salaries are based on job responsibilities and individual contribution. The board reviews the base salaries of our executive officers, including our Named Executive Officers, considering factors such as corporate progress toward achieving objectives (without reference to any specific performance-related targets) and individual performance experience and expertise. Additional factors reviewed by the board of directors in determining appropriate base salary levels and raises include subjective factors related to corporate and individual performance. For the year ended December 31, 2018, the board of directors approved all executive officer base salary decisions.

Our board of directors determines base salaries for the Named Executive Officers annually, and the board, upon recommendation of the compensation committee proposes new base salary amounts, if appropriate, based on its evaluation of individual performance and expected future contributions. We adopted a 401(k) Plan in 2016 and base salary is the only element of compensation that is used in determining the amount of contributions permitted under the 401(k) Plan.

Incentive Compensation Awards

We have in prior years paid discretionary bonuses to our named executive officers as approved by our Compensation Committee. On May 30, 2018, our Board approved a bonus plan for our management team for the fiscal year ending December 31, 2018. Pursuant to the bonus plan, Chuck Cargile, the Company’s Chief Executive Officer, will receive a target bonus of 50% of base salary, which will be paid based on the achievement of certain performance metrics established by the Compensation Committee relating to gross profit, consolidated adjusted EBITDA, free cash flow and personal objectives.

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

Benefits and Prerequisites

We have limited benefits and perquisites for our employees other than health insurance, 401(k) and vacation benefits that are generally comparable to those offered by other small private and public companies or as may be required by applicable state employment laws. We may confer other fringe benefits for our executive officers in the future if our business grows sufficiently to enable us to afford them.

Separation and Change in Control Arrangements

On September 26, 2017, we entered into a Change of Control Agreement with our Chief Executive Officer, Charles Cargile and, on September 22, 2017, with Paul McDonnel, our Interim Chief Financial Officer, to provide each of the employees with certain severance benefits in the event the employee’s employment with the Company terminates under certain circumstances.

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

The tables below estimate the current value of amounts payable in the event that a change in control occurred on December 31, 2018. The following tables exclude certain benefits, such as accrued vacation, that are available to all employees generally. The actual amount of payments and benefits that would be provided can only be determined at the time of a change in control and/or the qualifying separation from our Company.

Name	Base Salary (1)	Annual Incentive Bonus (2)	Value of Stock Awards Accelerated (3) (4)	Value of Stock Options Accelerated (3) (5)
Charles Cargile	$600,000	-	$54,000	-
Paul McDonnel	202,000	-	-	-

(1)	Base salary is equal to 24 months of salary for Mr. Cargile and 12 months of salary for Mr. McDonnel.

(2)	As no annual bonus amount is guaranteed, this carries zero value at December 31, 2018.

(3)	Based on the last sale price of the Company’s common stock as quoted on the NASDAQ Capital Market on December 31, 2018, which was $0.26 per share.

(4)	Based on 208,333 stock awards that are unvested at December 31, 2018.

(5)	As the stock value at December 31, 2018 is lower than the exercise price for all options that would be accelerated, there is no value associated with these.

Upon the terms and subject to the conditions of the Change of Control Agreements, if the employee’s employment with the Company terminates during the Change of Control Period other than as a result of an Involuntary Termination (as defined in the Change of Control Agreement) or a Resignation for Good Reason (as defined in the Change of Control Agreement), including termination due to employee’s disability or death, then the employee shall receive his accrued and unpaid base salary, any accrued and unpaid value of unused paid time off, any accrued reimbursement for expenses incurred and any accrued and unpaid cash incentive bonus with respect to the most recent fiscal year.

Executive Officer Compensation

The following table sets forth the total compensation paid in all forms to the executive officers of the Company and includes our principal executive officer, our principal operating officer and our principal financial officer during the periods indicated:

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards (1)	Option Awards (2)	Non-Equity Incentive Plan Compensation	Non- Qualified Deferred Compensation Earnings	All Other Compensation (3)	Total

Charles Cargile, Chief Executive	2018	$300,000	$0	$250,000	$54,400	0	0	0	$604,400
Officer	2017	222,700	0	187,500	61,500	0	0	31,200	502,900

Philip Radmilovic, Chief Financial	2018	$170,800	$16,000	$0	$5,800	0	0	0	$192,600
Officer (4)	2017	80,000	0	0	2,200	0	0	0	82,200

Paul McDonnel, Interim Chief Financial	2018	$125,600	$0	$0	$18,300	0	0		$143,900
Officer (5)	2017	198,300	50,000	0	38,300	0	0		286,600

(1)	The amount reflected in this column is the stock-based compensation cost recognized by the Company during fiscal years 2018 and 2017. The fair value of each restricted stock grant is estimated on the date of grant using the closing price of our common stock on the date of the grant as reported on the NASDAQ Capital Market.

(2)	The amount reflected in this column is the stock-based compensation cost recognized by the Company during fiscal years 2018 and 2017. The fair value of each grant is estimated on the date of grant using the Black-Scholes option-pricing model.

(3)	On September 7, 2016, Charles Cargile was appointed as a director of the Company. On March 29, 2017, Mr. Cargile was appointed as our Chief Executive Officer. Prior to his appointment as Chief Executive Officer, Mr. Cargile received compensation as a Board member and consultant.

(4)	Philip Radmilovic resigned from his position with the Company, effective on February 22, 2019.

(5)	Paul McDonnel served as Chief financial Officer until May 28, 2018 and then served as Treasurer until February 22, 2019, when he was appointed Interim Chief Financial Officer.

Employment Agreements

We have entered into employment agreements with our named executive officers as follows:

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

Outstanding Equity Awards

The following table sets forth information with respect to unexercised stock options, stock that has not vested, and equity incentive plan awards held by our executive officers outstanding as of December 31, 2018.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards					Stock Awards
Name and Principal Position	Number of Securities Underlying Unexercised Options Exercisable		Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date	Number of Shares of Stock that Have not Vested		Market Value of Shares of Stock that Have not Vested

Charles Cargile	50,000	(3)	0	$2.88	9/1/21	208,333	(1)	$54,200	(4)
Chief Executive	27,454	(2)	22,546	1.50	5/17/22
Officer	7,963	(2)	32,037	1.09	5/30/23

Philip Radmilovic (5)	5,491	(2)	4,509	1.50	5/17/22
Chief Financial Officer	3,981	(2)	16,019	1.09	5/30/23

Paul McDonnel
Interim Chief Financial Officer	16,472	(2)	13,528	1.50	5/17/22

(1)	On March 29, 2017, Mr. Cargile was granted 500,000 restricted shares of our common stock subject to the Sunworks, Inc. 2016 Equity Incentive Plan, (the “2016 Plan”). All shares issuable under the RSGA are valued as of the grant date at $1.50 per share. The restricted shares shall vest as follows: 166,667 of the restricted shares shall vest on the one (1) year anniversary of the effective date, and the balance, or 333,333 restricted shares, shall vest in twenty-four (24) equal monthly installments commencing on the one (1) year anniversary of the effective date.

(2)	Options granted pursuant to the 2016 Plan and vest at the rate of 1/36th per month.

(3)	Options granted pursuant to the 2016 Plan and vest at the rate of 1/24th per month.

(4)	Based on the closing price of the Company’s common stock on the NASDAQ Capital Market on December 31, 2018, which was $0.26 per share.

(5)	Philip Radmilovic resigned from his position with the Company, effective on February 22, 2019.

Restricted Stock

With an effective date of March 29, 2017, subject to the 2016 Plan, the Company entered into a restricted stock grant agreement, or RSGA, with its Chief Executive Officer, Charles Cargile. All shares issuable under the RSGA are valued as of the grant date at $1.50 per share. The RSGA provides for the issuance of up to 500,000 shares of the Company’s common stock. The restricted shares shall vest as follows: 166,667 of the restricted shares shall vest on the one (1) year anniversary of the effective date, and the balance, or 333,333 restricted shares, shall vest in twenty-four (24) equal monthly installments commencing on the one (1) year anniversary of the effective date.

Option Exercises and Stock Vested

During the fiscal year ended December 31, 2018, James Nelson, our former Executive Chairman, exercised an option and acquired 192,308 shares of our common stock.

In conjunction with Mr. Nelson’s retirement in April 2018, the remaining 384,615 shares of the Company’s common stock subject to a 2013 RSGA and 250,000 shares of the Company’s common stock subject to a 2016 RSGA vested and were issued to Mr. Nelson.

Director Compensation

The following table sets forth certain information regarding the compensation paid to our directors during the fiscal year ended December 31, 2018:

Director Compensation

Name	Fees earned or cash paid	Stock Awards	Option Awards	All other compensation	Total

James Nelson (1)	$58,800			$	$36,000
Frank Hunt (2)	$12,000			$	$12,000
Shane Mace (3)	$-			$	$-
Rhone Resch	$36,000		15,000	$	$36,000
Daniel Gross (4)	$27,000		50,000	$	$27,000
Joshua Schechter (5)	$21,000		50,000	$	$21,000
Stanley Speer (6)	$22,700		50,000	$	$22,742

(1)	Retired from role of Executive Chairman effective April 27, 2018.

(2)	Retired as a member of the Board of Directors effective April 27, 2018.

(3)	Resigned as a member of the Board of Directors effective April 2, 2018.

(4)	Appointed as a member of the Board of Directors effective April 2, 2018.

(5)	Appointed as a member of the Board of Directors effective April 27, 2018.

(6)	Appointed as a member of the Board of Directors effective May 14, 2018.

The compensation paid to non-employee Board members is $3,000 per month. Option awards granted to directors of the Company pursuant to the Company’s 2016 Equity Incentive Plan vest in one month increments over a three-year period, with the exception of the options granted to Mr. Resch, which vested immediately. Directors may also be reimbursed their expenses for traveling, hotel and other expenses reasonably incurred in connection with attending board or committee meetings or otherwise in connection with the Company’s business.

As of December 31, 2018, there are no other cash compensation arrangements in place for members of the Board of Directors acting as such.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding beneficial ownership of shares of our common stock as of March 12, 2019, by (i) each person known to beneficially own more than 5% of our outstanding common stock, (ii) each of our directors, (iii) each of our named executive officers, and (iv) all of our directors and executive officers as a group. Except as otherwise indicated, the persons named in the table below have sole voting and investment power with respect to all shares beneficially owned, subject to community property laws, where applicable.

	Common Stock
Name of Beneficial Owner (1)	Number of Shares Owned (2)	Percentage Owned (2)(3)

Philip Radmilovic (4)	15,194	0.1%
Paul McDonnel (5)	35,331	0.1%
Charles Cargile (6)	536,518	2.0%
Rhone Resch (7)	75,000	0.3%
Daniel Gross (8)	18,194	0.1%
Joshua Schechter (9)	17,083	0.1%
Stanley Speer (10)	16,250	0.1%
Kirk Short (11)	1,578,714	6.0%
All officers and directors as a group (7 persons)	713,571	2.8%

(1) The address for our officers and directors is c/o of the Company, 1030 Winding Creek Road, Suite 100, Roseville, California 95678.

(2) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of March 12, 2019 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

(3) Percentage based on 26,152,435 shares of Common Stock issued and outstanding at March 12, 2019.

(4) Includes (a) 0 shares of common stock, (b) 15,194 shares underlying options that are vested and currently exercisable and options which may be exercisable in the next 60 days.

(5) Includes (a) 15,525 shares of common stock, (b) 19,806 shares underlying options that are vested and currently exercisable and options which may be exercisable in the next 60 days.

(6) Includes (a) 436,324 shares of common stock, (b) 100,194 shares underlying options that are vested and currently exercisable and options which may be exercisable in the next 60 days.

(7) Includes (a) 0 shares of common stock, (b) 75,000 shares underlying options that are vested and currently exercisable and options which may be exercisable in the next 60 days.

(8) Includes (a) 0 shares of common stock, (b) 18,194 shares underlying options that are vested and currently exercisable and options which may be exercisable in the next 60 days.

(9) Includes (a) 0 shares of common stock, (b) 17,083 shares underlying options that are vested and currently exercisable and options which may be exercisable in the next 60 days.

(10) Includes (a) 0 shares of common stock, (b) 16,250 shares underlying options that are vested and currently exercisable and options which may be exercisable in the next 60 days.

(11) Includes (a) 1,506,024 shares of common stock, (b) 72,690 shares underlying options that are vested and currently exercisable and options which may be exercisable in the next 60 days.

Item 13. Certain Relationships and Related Transactions and Director Independence.

The following is a description of transactions since January 1, 2018, to which we have been a party in which the amount involved exceeded or will exceed $120,000 and in which any of our directors, executive officers, beneficial holders of 5% or more of our capital stock, or entities affiliated with them, had or will have a direct or indirect material interest:

In April 2018, the Company entered into a Loan Agreement with CrowdOut Capital, Inc. pursuant to which the Company issued an aggregate of $3,750,000 in promissory notes, of which $3,000,000 are Senior Notes and $750,000 are Subordinated Notes. The Subordinated Notes were funded by the Company’s Chief Executive Officer, Charles Cargile and the Company’s Vice President of Business Development, Kirk Short. The Loan Agreement provided for the appointment of Joshua Schechter to the Company’s Board of Directors and the right of CrowdOut Capital, Inc. to at any time designate a replacement for Mr. Schechter. CrowdOut Capital, Inc.’s right to designate a director to the Company’s Board of Directors terminates upon the satisfaction of all of the Company’s obligations under the Loan Agreement.

Director Independence

Our Board of Directors presently consists of five members. Our Board of Directors has determined that each of Messrs Speer, Gross, Schechter, and Resch are “independent,” as defined by SEC rules adopted pursuant to the requirements of the Sarbanes-Oxley Act of 2002 and as determined in accordance with Rule 4200(a)(15) of the Marketplace Rules of the Nasdaq Stock Market, Inc.

Item 14. Principal Accountant Fees and Services.

Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ending December 31, 2018 and 2017 were: $143,000 and $162,700, respectively. The fees were billed by Liggett & Webb, P.A., our independent auditors for the years ended December 31, 2018 and 2017 audits were $128,000 and $145,200, respectively.

Audit-Related Fees

The aggregate fees billed in either of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant’s financial statements and are not reported under item (1) for the fiscal years ending December 31, 2018 and 2017 were $0, and $2,500, respectively. Audit related fees primarily include fees due consent letters.

Tax Fees

The aggregate fees were billed for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning for the fiscal years ending December 31, 2018 and 2017 was $15,000 and $15,000, respectively.

All Other Fees

Other fees billed for professional services provided by the principal accountant, other than the services reported above, for the fiscal years ending December 31, 2018 and 2017 were $0 and $0.

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

(3) Exhibits.

The following exhibits are filed with this report, or incorporated by reference as noted:

(a)

2.1	Agreement and Plan of Merger dated August 6, 2015 with Plan B Enterprises, Inc. d/b/a Universal Racking Solutions, Kirk R. Short and Elite Solar Acquisition Sub., Inc. (Incorporated by reference to the current report on Form 8-K filed with the Securities and Exchange Commission on August 12, 2015).
2.2	Amendment No.1 dated October 30, 2015 to Agreement and Plan of Merger dated August 6, 2015 (Incorporated by reference to the current report on Form 8-K filed with the Securities and Exchange Commission on November 2, 2015).
2.3	Amendment No.2 dated November 30, 2105 to Agreement and Plan of Merger dated August 6, 2015(Incorporated by reference to the current report on Form 8-K filed with the Securities and Exchange Commission on December 2, 2015).
3.1	Certificate of Incorporation (Incorporated by reference to the Form SB-2 Registration Statement filed with the Securities and Exchange Commission dated August 1, 2005).
3.2	Amendments to Certificate of Incorporation (Incorporated by reference to the Form SB-2 Registration Statement filed with the Securities and Exchange Commission dated August 1, 2005).
3.3	Amendment to Certificate of Incorporation (Incorporated by reference to the Form 10K filed with the Securities and Exchange Commission, dated July 15, 2009).
3.4	Amendment to Certificate of Incorporation (Incorporated by reference from the Definitive Information Statement on Schedule 14C filed by the Company with the Securities and Exchange Commission, dated August 30, 2010).
3.5	Amendment to Certificate of Incorporation filed with the Secretary of State on February 24, 2015 (Incorporated by reference to the current report on Form 8-K filed with the Securities and Exchange Commission on February 26, 2015)
3.6	Amendment to Certificate of Incorporation filed with the Secretary of State on April 16, 2015 (Incorporated by reference to the current report on Form 8-K filed with the Securities and Exchange Commission on April 21, 2015)
3.7	Amendment to Certificate of Incorporation filed with the Secretary of State on February 12, 2016 (Incorporated by reference to the current report on Form 8-K filed with the Securities and Exchange Commission on March 1, 2016)
3.8	Certificate of Designation of Series A Preferred Stock filed with the Secretary of State on January 9, 2015 (Incorporated by reference to the current report on Form 8-K filed with the Securities and Exchange Commission on January 13, 2015)
3.9	Certificate of Designation of Series B Preferred Stock filed with the Secretary of State on January 9, 2015 (Incorporated by reference to the current report on Form 8-K filed with the Securities and Exchange Commission on December 2, 2015)
3.10	Amendment to Certificate of Incorporation filed with the Secretary of State on July 13, 2016 (Incorporated by reference to the current report on Form 8-K filed with the Securities and Exchange Commission on July 15, 2016)
3.11	Bylaws (Incorporated by reference to the Form SB-2 Registration Statement filed with the Securities and Exchange Commission dated August 1, 2005).
4.1	Form of Warrant Agreement between Sunworks, Inc., Computershare Inc., and Computershare Trust Company, N.A. (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on March 5, 2015).
4.2	Sunworks, Inc. 2016 Equity Compensation Plan (incorporated by reference to Schedule 14A filed with the Securities and Exchange Commission on May 18, 2016)

10.1	Non-statutory Stock Option Agreement with James B. Nelson, dated July 22, 2010 (Incorporated by reference from the Report on Form 8-K filed by the Company with the Securities and Exchange Commission on August 5, 2010)
10.2	Restricted Stock Grant Agreement, dated September 23, 2013, by and between Solar 3D, Inc., a Delaware corporation, as Grantor, and James B. Nelson, as Grantee (Incorporated by reference to the Form 8K filed with the Securities and Exchange Commission on September 26, 2013)
10.3	Stock Purchase Agreement by and among Solar United Network, Inc., Emil Beitpolous, Abe Emard, Richard Emard, Mikhail Podnebesnyy, and Solar 3D, Inc., dated October 31, 2013 (Incorporated by reference to the Form 8K filed with the Securities and Exchange Commission on November 6, 2013)
10.4	Addendum to Stock Purchase Agreement by and among Solar United Network, Inc., Emil Beitpolous, Abe Emard, Richard Emard, Mikhail Podnebesnyy, and Solar 3D, Inc., dated January 31, 2014 (Incorporated by reference to the Form 8K filed with the Securities and Exchange Commission on January 31, 2014)
10.5	Amendment to Restricted Stock Grant Agreement, dated May 1, 2014 by and between Solar 3D, Inc. and James B. Nelson (Incorporated by reference to the current report on Form 8-K filed with the Securities and Exchange Commission on May 2, 2014)
10.6	Second Amendment to Restricted Stock Grant Agreement, dated August 26, 2014 by and between Solar 3D, Inc. and James B. Nelson (Incorporated by reference to the current report on Form 8-K filed with the Securities and Exchange Commission on August 29, 2014)
10.7	Form of Restricted Stock Grant Agreement in connection with grants to Abe Emard, Emil Beitpolous and Mikhail Podnebesnyy (Incorporated by reference to the current report on Form 8-K filed with the Securities and Exchange Commission, dated October 3, 2014)
10.8	Asset Purchase Agreement dated November 3, 2014 between MD Energy, LLC, Daniel Mitchell, Andrea Mitchell and Solar 3D, Inc. (Incorporated by reference to the quarterly report on Form 10-Q filed on November 10, 2014)
10.9	Amended and Restated Asset Purchase Agreement dated February 28, 2015 between MD Energy, LLC, Daniel Mitchell, Andrea Mitchell and Solar 3D, Inc. (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on March 3, 2015)
10.10	Convertible Promissory Note issued February 28, 2015 (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on March 3, 2015)
10.11	Employment Agreement effective as of March 29, 2017 between Sunworks, Inc. and Charles Cargile (Incorporated by reference to the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2018).
10.12	Form of Change of Control Agreement dated as of September 26, 2017 between Sunworks, Inc. and Charles Cargile. (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on September 28, 2017)
10.13	Form of Change of Control Agreement dated as of September 26, 2017 between Sunworks, Inc. and the officers party thereto. (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on September 28, 2017)
10.14	Loan Agreement dated April 27, 2018 between CrowdOut Capital, Inc. and Sunworks, Inc. (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on April 27, 2018)
10.15	Senior Promissory Note issued April 27, 2018 (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on April 27, 2018)
10.16	Subordinated Promissory Note issued April 27, 2018 (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on April 27, 2018)
10.17	Security Agreement dated April 27, 2018 between CrowdOut Capital, Inc. and Sunworks, Inc. (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on April 27, 2018)
10.18	Subordinated Agreement dated April 27, 2018 between CrowdOut Capital, Inc. and Sunworks, Inc. (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on April 27, 2018)
14.1	Sunworks, Inc. Code of Conduct, adopted May 2018 (Incorporated by reference to the current report filed on June 5, 2018)
21.1	Subsidiaries (Incorporated by reference to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 14, 2016.)
31.1	Certification of Principal Executive Officer*
31.2	Certification of Principal Financial Officer*
32.1	Section 1350 Certificate of President and Chief Financial Officer*

101.INS XBRL Instance Document
101.SCH XBRL Taxonomy Extension Schema Document
101.CAL XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF XBRL Taxonomy Extension Definition Linkbase
101.LABXBRL Taxonomy Extension Labels Linkbase Document
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
Interim Chief Financial Officer
Principal Financial and Accounting Officer

Date: March 29, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Charles F. Cargile	Chief Executive Officer and President	March 29, 2019
Charles F. Cargile	(Principal Executive Officer)

/s/ Paul McDonnel	Interim Chief Financial Officer	March 29, 2019
Paul McDonnel	(Principal Financial and Accounting Officer)

/s/ Joshua Schechter	Chairman of the Board	March 29, 2019
Joshua Schechter

/s/ Daniel Gross	Director	March 29, 2019
Daniel Gross

/s/ Stanley Speer	Director	March 29, 2019
Stanley Speer

/s/ Rhone Resch	Director	March 29, 2019
Rhone Resch

