Form 10-Q
period 2019-03-31
Sunworks, Inc.
filed 2019-05-14
CIK 1172631

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019.

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

Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [X]	Smaller reporting company [X]
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Ticker symbol(s)	Name of each exchange on which registered
Common stock, par value $0.001 per share	SUNW	The Nasdaq Capital Market

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

The number of shares of registrant’s common stock outstanding as of May 14, 2019 was 26,656,787.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

SUNWORKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2019 AND DECEMBER 31, 2018

(in thousands, except share and per share data)

	March 31, 2019	December 31, 2018
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$1,544	$3,628
Restricted cash	448	447
Accounts receivable, net	6,422	8,201
Inventory, net	3,025	3,233
Contract assets	3,028	6,153
Other current assets	418	150
Total Current Assets	14,885	21,812
Property and equipment, net	760	852
Operating lease right-of-use asset	1,970	-
Other Assets
Other deposits	68	68
Goodwill	9,464	9,464
Total Other Assets	9,532	9,532
Total Assets	$27,147	$32,196

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable and accrued liabilities	$8,810	$11,858
Contract liabilities	5,134	5,069
Customer deposits	600	58
Operating lease liability, current portion	905	-
Loan payable, current portion	151	179
Convertible promissory note, current portion	100	100
Acquisition convertible promissory note, current portion	707	757
Total Current Liabilities	16,407	18,021

Long Term Liabilities
Operating lease liability	1,065	-
Loan payable	57	88
Promissory note payable, net	3,682	3,669
Acquisition convertible promissory note	-	101
Warranty liability	351	321
Total Long-Term Liabilities	5,155	4,179
Total Liabilities	21,562	22,200

Shareholders’ Equity
Preferred stock Series B, $.001 par value; 5,000,000 authorized shares; 0 shares issued and outstanding	-	-
Common stock, $.001 par value; 200,000,000 authorized shares; 26,152,435 and 26,110.768 shares issued and outstanding, respectively	26	26
Additional paid in capital	73,604	73,480
Accumulated deficit	(68,045)	(63,510)
Total Shareholders’ Equity	5,585	9,996

Total Liabilities and Shareholders’ Equity	$27,147	$32,196

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUNWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(in thousands, except share and per share data)

(unaudited)

	Three months ended
	March 31, 2019	March 31, 2018

Revenue	$9,268	$13,447

Cost of Goods Sold	9,912	11,036

Gross (Loss) Profit	(644)	2,411

Operating Expenses
Selling and marketing expenses	782	1,123
General and administrative expenses	2,676	2,664
Stock-based compensation	124	232
Depreciation and amortization	92	95

Total Operating Expenses	3,674	4,114

Loss before Other Income/(Expenses)	(4,318)	(1,703)

Other Income/(Expenses)
Other income (expense)	(8)	(5)
Interest expense	(209)	(20)

Total Other Income/(Expenses)	(217)	(25)

Loss before Income Taxes	(4,535)	(1,728)

Income Tax Expense	-	-

Net Loss	$(4,535)	$(1,728)

LOSS PER SHARE:
Basic	$(0.17)	$(0.07)
Diluted	$(0.17)	$(0.07)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
Basic	26,137,003	23,150,930
Diluted	26,137,003	23,150,930

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUNWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2019 and 2018

(in thousands, except share and per share data)

	Series B				Additional
	Preferred stock		Common stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2018	-	$-	26,110,768	$26	$73,480	$(63,510)	$9,996
Stock-based compensation	-	-	-	-	62	-	62
Issuance of common stock under terms of restricted stock grants	-	-	41,667	-	62	-	62
Net loss for the three months ended March 31, 2019	-	-	-	-	-	(4,535)	(4,535)
Balance at March 31, 2019 (unaudited)	-	$-	26,152,435	$26	$73,604	$(68,045)	$5,585

	Series B				Additional
	Preferred stock		Common stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2017	1,506,024	$2	23,150,930	$23	$72,000	$(56,365)	$15,660
Adoption of ASC 606	-	-	-	-	-	(1,405)	(1,405)
Stock-based compensation	-	-	-	-	232	-	232
Net loss for the three months ended March 31, 2018	-	-	-	-	-	(1,728)	(1,728)
Balance at March 31, 2018 (unaudited)	1,506,024	$2	23,150,930	$23	$72,232	$(59,498)	$12,759

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUNWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 and 2018

(in thousands, except share and per share data)

(unaudited)

	Three months ended
	March 31, 2019	March 31, 2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(4,535)	$(1,728)
Adjustments to reconcile net (loss) to net cash used in operating activities
Depreciation and amortization	92	95
Amortization of right-of-use asset	183	-
(Gain) on sale of equipment	-	(1)
Stock-based compensation	124	232
Amortization of debt issuance costs	13	-
Bad debt expense	23	11
Changes in Assets and Liabilities
(Increase) Decrease in:
Accounts receivable	1,756	4,152
Inventory	208	(2,128)
Deposits and other current assets	(268)	1,912
Contract assets	3,125	(510)
Increase (Decrease) in:
Accounts payable and accrued liabilities	(3,048)	(3,400)
Contract liabilities	65	(3,305)
Customer deposits	542	(104)
Warranty and other liability	30	31
Operating lease liability	(183)	-
NET CASH USED IN OPERATING ACTIVITIES	(1,873)	(4,743)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(7)
Proceeds from sale of property and equipment	-	6
NET CASH USED IN INVESTING ACTIVITIES	-	(1)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loans payable repayments	(210)	(57)
NET CASH USED IN FINANCING ACTIVITIES	(210)	(57)

NET (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(2,083)	(4,801)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH BEGINNING OF PERIOD	4,075	6,831
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, END OF PERIOD	$1,992	$2,030

CASH PAID FOR:
Interest	$126	$20
Taxes	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS
Operating right-of-use asset and operating lease liability upon adoption of ASU 2016-02, Leases (Topic 842)	$2,153	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUNWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

MARCH 31, 2019

(in thousands, except share and per share data)

References herein to “we,” “us,” “Sunworks,” and “the Company” are to Sunworks, Inc. and its wholly-owned subsidiaries Sunworks United, Inc. (“Sunworks United”), MD Energy, Inc. (“MD Energy”), and Elite Solar Acquisition Sub, Inc. (“Elite Solar”).

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the three months March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. The financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of the Company is presented to assist in understanding the Company’s financial statements. These accounting policies conform to accounting principles generally accepted in the United States of America (“GAAP”) and have been consistently applied in the preparation of the financial statements.

There have been no significant changes in the Company’s accounting policies from those disclosed in its Annual Report on Form 10-K for the year ended December 31, 2018, except for the policies described below in relation to the adoption of Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), discussed below in the section titled “Accounting Pronouncements Recently Adopted.”

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Sunworks, Inc., and its wholly owned operating subsidiaries, Sunworks United, Inc. (d/b/a Sunworks United), MD Energy, Inc., and Elite Solar Acquisition Sub, Inc. All material intercompany transactions have been eliminated upon consolidation of these entities.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include estimates used to review the Company’s goodwill, impairments and estimations of long-lived assets, revenue recognition on construction contracts, allowances for uncollectible accounts, operating lease right-of-use-assets and liabilities, warranty reserves, inventory valuation, debt beneficial conversion features, valuations of non-cash capital stock issuances and the valuation allowance on deferred tax assets. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable in the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Accounts Receivables

Accounts receivables are recorded on contracts for amounts currently due based upon progress billings, as well as retention, which are collectible upon completion of the contracts. Accounts payable to material suppliers and subcontractors are recorded for amounts currently due based upon work completed or materials received, as are retention due subcontractors, which are payable upon completion of the contract. General and administrative expenses are charged to operations as incurred and are not allocated to contract costs. Retention receivable is the amount withheld by a customer until a contract is completed. Retention receivables of $847 and $1,234 were included in the balance of trade accounts receivable as of March 31, 2019, and December 31, 2018, respectively.

The Company performs ongoing credit evaluation of its customers. Management monitors outstanding receivables based on factors surrounding the credit risk of specific customers, historical trends, age of receivables and other information, and records bad debts using the allowance method. Accounts receivable are presented net of an allowance for doubtful accounts of $325 at March 31, 2019, and $325 at December 31, 2018. During the three months ended March 31, 2019 and 2018, $23 and $11 was recorded as bad debt expense, respectively.

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

Concentration Risk

Cash includes amounts deposited in financial institutions in excess of insurable Federal Deposit Insurance Corporation (FDIC) limits. At times throughout the year, the Company may maintain cash balances in certain bank accounts in excess of FDIC limits. As of March 31, 2019, the cash balance in excess of the FDIC limits was $1,434. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk in these accounts.

Inventory

Inventory is valued at the lower of cost or market and is determined by the first-in, first-out method. Inventory primarily consists of panels, inverters, and mounting racks and other materials. The Company also carries a reserve for inventory obsolescence that may arise from technological advancement or changes in government regulation. Inventory is presented net of an allowance of $50 at March 31, 2019, and $50 at December 31, 2018.

Property and Equipment

Property and equipment are stated at cost. Depreciation for property and equipment commences when property and equipment are put into service and are depreciated using the straight-line method over the property and equipment’s estimated useful lives:

Machinery & equipment	3-7 Years
Furniture & fixtures	5-7 Years
Computer equipment	3-5 Years
Vehicles	5-7 Years
Leaseholder improvements	3-5 Years

Depreciation expense for the three months ended March 31, 2019 and 2018 was $92 and $95, respectively.

Leases

The Company determines if an arrangement is a lease at inception. Operating lease right-of-use assets (“ROU assets”) and short-term and long-term lease liabilities are included on the face of the condensed consolidated balance sheet. If the Company had finance lease ROU assets, such assets would be presented within other assets, and finance lease liabilities would be presented as appropriates.

ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of the Company’s leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The operating lease ROU asset also excludes lease incentives. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term. The Company has lease agreements with lease and non-lease components, which are accounted for as a single lease component. For lease agreements with terms less than 12 months, the Company has elected the short-term lease measurement and recognition exemption, and it recognizes such lease payments on a straight-line basis over the lease term.

Advertising and Marketing

The Company expenses advertising and marketing costs as incurred. Advertising and marketing costs include primarily printed material, sponsorships, tradeshow costs, magazine, and catalog advertisement.  Included within selling and marketing expenses are advertising and marketing costs for the three months ended March 31, 2019 and 2018 of $43 and $84, respectively.

Warranty Liability

The Company establishes warranty liability reserves to provide for estimated future expenses as a result of installation and product defects, product recalls and litigation incidental to the Company’s business. Liability estimates are determined based on management’s judgment, considering such factors as historical experience, the likely current cost of corrective action, manufacturers’ and subcontractors’ participation in sharing the cost of corrective action, and consultations with third party experts such as engineers. Solar panel manufacturers currently provide substantial warranties between ten to twenty-five years with full reimbursement to replace and install replacement panels while inverter manufacturers currently provide warranties covering ten to fifteen-year replacement and installation. The warranty liability for estimated future warranty costs is $351 and $321 at March 31, 2019 and December 31, 2018, respectively.

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

A net loss causes all outstanding common stock options, warrants, convertible preferred stock, and convertible notes to be anti-dilutive. As a result, the basic and diluted losses per common share are the same for the three months ended March 31, 2019 and 2018.

As of March 31, 2019, the potentially dilutive securities that have been excluded from the computations of weighted average shares outstanding include 952,500 stock options, 180,554 restricted stock grants, 2,997,000 warrants, and shares underlying convertible notes.

As of March 31, 2018, the potentially dilutive securities have been excluded from the computations of weighted average shares outstanding include 1,633,155 stock options, 1,134,615 restricted stock grants, 2,997,000 warrants, shares underlying convertible notes and preferred stock.

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

Indefinite Lived Intangibles and Goodwill Assets

The Company accounts for business combinations under the acquisition method of accounting in accordance with ASC 805, “Business Combinations,” where the total purchase price is allocated to the tangible and identified intangible assets acquired and liabilities assumed based on their estimated fair values. The purchase price is allocated using the information currently available, and may be adjusted, up to one year from acquisition date, after obtaining more information regarding, among other things, asset valuations, liabilities assumed and revisions to preliminary estimates. The purchase price in excess of the fair value of the tangible and identified intangible assets acquired less liabilities assumed is recognized as goodwill

The Company tests for indefinite lived intangibles and goodwill impairment in the fourth quarter of each year and whenever events or circumstances indicate that the carrying amount of the asset exceeds its fair value and may not be recoverable. In accordance with its policies, the Company performed a quantitative assessment of indefinite lived intangibles and goodwill at December 31, 2018. At December 31, 2018, the Company determined that the carrying amount of goodwill exceeded its fair value and, as a result, recorded an impairment of $1,900.

Fair Value of Financial Instruments

Disclosures about fair value of financial instruments, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of March 31, 2019, the amounts reported for cash, accrued interest and other expenses, and notes payable approximate the fair value because of their short maturities.

We account for financial instruments measured as fair value on a recurring basis under ASC Topic 820. ASC Topic 820 defines fair value, established a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements.

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

New Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (“FASB” issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment, which simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, current U.S. GAAP requires the performance of procedures to determine the fair value at the impairment testing date of assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, the amendments under this ASU require the goodwill impairment test to be performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The ASU becomes effective for the Company on January 1, 2020. The amendments in this ASU should be applied on a prospective basis. Early adoption is permitted for interim or annual goodwill impairment tests performed. We are currently evaluating the impact ASU No. 2017-04 will have on our consolidated financial statements and associated disclosures.

Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), to increase transparency and comparability among organizations by recognizing a right-of-use asset and a lease liability on the balance sheet for all leases with terms longer than 12 months and disclosing key information about leasing transactions. Leases are classified as either operating or financing, with such classification affecting the pattern of expense recognition in the income statement. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842) - Targeted Improvements, which provided an optional transition method to apply the new lease requirements through a cumulative-effect adjustment in the period of adoption.

We adopted ASU 2016-02 in the first quarter of 2019 using the optional transition method and elected certain practical expedients permitted under the transition guidance, which, among other things, allowed us to not reassess prior conclusions related to contracts containing leases or lease classification. The adoption primarily affected our condensed consolidated balance sheet through the recognition of $2.1 million of right-of-use assets and $2.1 million of lease liabilities as of January 1, 2019. The adoption did not have a significant impact on our results of operations or cash flows. See Note 4. “Leases” to our condensed consolidated financial statements for further discussion of the effects of the adoption of ASU 2016-02 and the associated disclosures.

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

Management reviewed currently issued pronouncements during the three months ended March 31, 2019, and believes that any other recently issued, but not yet effective, accounting standards, if currently adopted, would not have a material effect on the accompanying consolidated financial statements.

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

The following table represents a disaggregation of revenue by customer type from contracts with customers for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
Agricultural, Commercial, and Industrial (ACI)	$4,037	$7,834
Public Works	1,318	1,565
Residential	3,913	4,048
Total	9,268	13,447

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

Contract assets represent revenues recognized in excess of amounts billed on contracts in progress. Contract liabilities represent billings in excess of revenues recognized on contracts in progress. At March 31, 2019 and December 31, 2018, the contract asset balances were $3,028 and $6,153, and the contract liability balances were $5,134 and $5,069, respectively.

4. Leases

The Company has operating leases for offices, warehouses, vehicles, and office equipment. The Company’s leases have remaining lease terms of 1 year to 5 years, some of which include options to extend.

The Company’s lease expense for the three months ended March 31, 2019 was entirely comprised of operating leases and amounted to $299. Operating lease payments, which reduced operating cash flows for the three months ended March 31, 2019 amounted to $299. The difference between the ROU asset amortization of $183 and the associated lease expense of $299 consists of interest and new vehicle and office equipment leases originated during the first three months of 2019.

Supplemental balance sheet information related to leases was as follows:

March 31, 2019
(in thousands)
Operating lease right-of-use assets	$1,970

Operating lease liabilities—short term	905
Operating lease liabilities—long term	1,065
Total operating lease liabilities	$1,970

As of March 31, 2019, the weighted average remaining lease term was 1.3 years and the discount rates for the Company’s leases was 10.0%.

Maturities for leases were as follows:

Operating Leases
(in thousands)
Remainder of 2019	$790
2020	807
2021	565
2022	27
2023	5
Thereafter	-
Total lease payments	$2,194
Less: imputed interest	224
Total	$1,970

5. LOANS PAYABLE

Plan B, a subsidiary of the Company, entered into a business loan agreement, prior to being acquired by the Company, with Tri Counties Bank dated March 14, 2014, in the original amount of $131 bearing interest at 4.95%. The loan agreement called for monthly payments of $2 and matured on March 14, 2019 and was paid in full. Proceeds from the loan were used to purchase a pile driver and related equipment and was secured by the equipment. At March 31, 2019, there is no remaining loan balance.

Plan B entered into a business loan agreement prior to being acquired by the Company with Tri Counties Bank dated April 9, 2014, in the original amount of $250 bearing interest at 4.95%. The loan agreement calls for monthly payments of $5, matured on April 9, 2019 and was paid in full. Proceeds from the loan were used to purchase racking inventory and related equipment. The loan was secured by the inventory and equipment. The outstanding balance at March 31, 2019, was $4, prior to repayment.

On January 5, 2016, the Company entered into a loan agreement for the acquisition of a pile driver in the principal amount of $182 bearing interest at 5.5%. The loan agreement calls for monthly payments of $4 and is scheduled to mature on January 15, 2020. The loan is secured by the equipment. The outstanding balance at March 31, 2019, is $41.

On September 8, 2016, the Company entered into a loan agreement for the acquisition of a pile driver in the principal amount of $174 bearing interest at 5.5%. The loan agreement calls for monthly payments of $4 and is scheduled to mature on September 15, 2020. The loan is secured by the equipment. The outstanding balance at March 31, 2019, is $70.

On November 14, 2016, the Company entered into a 0% interest loan agreement for the acquisition of an excavator in the principal amount of $59. The loan agreement calls for monthly payments of $1 and is scheduled to mature on November 13, 2020. The loan is secured by the equipment. The outstanding balance at March 31, 2019, is $24.

On December 23, 2016, the Company entered into a loan agreement for the acquisition of modular office systems and related furniture in the principal amount of $172 bearing interest at 4.99%. The loan agreement calls for 16 quarterly payments of $12 and is scheduled to mature in September 2020. The loan is secured by the equipment. The outstanding balance at March 31, 2019, is $69.

As of March 31, 2019 and December 31, 2018, loans payable are summarized as follows:

	March 31, 2019	December 31, 2018
Business loan agreement dated March 14, 2014	$-	$7
Business loan agreement dated April 9, 2014	4	19
Equipment notes payable	204	241
Subtotal	208	267
Less: Current position	(151)	(179)
Long-term position	$57	$88

6. ACQUISITION CONVERTIBLE PROMISSORY NOTES

On February 28, 2015, the Company issued a 4% convertible promissory note in the aggregate principal amount of $2,650 as part of the consideration paid to acquire 100% of the total outstanding stock of MD Energy. The note was convertible into shares of common stock on or after each of the following dates: November 30, 2015, November 30, 2016 and November 30, 2017. The conversion price was $2.60 per share. A beneficial conversion feature of $3,262 was calculated but capped at the $2,650 value of the note. The beneficial conversion feature was calculated by multiplying the difference between the fair value of stock at the date of the note, $5.80, less the conversion price of $2.60 multiplied by the maximum number of share subject to conversion, 1,019,231. In November 2015, the Company issued 339,743 shares of common stock upon conversion of the principal amount of $883. Commencing on March 31, 2015, and each quarter thereafter during the first two (2) years of the note, the Company made quarterly interest only payments to the shareholder for accrued interest on the Note during the quarter. Commencing with the quarter ending on June 30, 2017, the Company began to make quarterly payments of interest accrued on the convertible note during the prior quarter plus $151 with the final payment of all outstanding principal and accrued but unpaid interest on the convertible note due and payable on February 28, 2020 (the maturity date). The debt discount is fully amortized and has zero balance at December 31, 2018. The Company recorded interest expense of $7 and $13 during the three months ended March 31, 2019 and 2018, respectively. The outstanding balances at March 31, 2019 and December 31, 2018 were $707 and $858, respectively.

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

7. CONVERTIBLE PROMISSORY NOTES

On January 31, 2014, the Company entered into a securities purchase agreement providing for the sale of a 10% convertible promissory note in the principal amount of up to $750 for consideration of $750. The proceeds were restricted and were used for the purchase of Solar United Network, Inc., now operating as Sunworks United. The note was convertible into shares of common stock of the Company at a price equal to a variable conversion price equal to the lesser of $1.30 per share, or fifty percent (50%) of the lowest trading price after the effective date. As of September 30, 2014, the note was exchanged for a new convertible note with a fixed conversion price of $0.338. Per ASC 815, the derivative liability on the note was extinguished and the new note was re-valued per ASC 470 as a beneficial conversion feature, which was expensed in the statement of operations during 2014. The note originally matured on October 28, 2014, was extended three months to January 31, 2015, was extended to September 30, 2016, and in March 2016 was subsequently extended to June 30, 2019 with zero interest. During the year ended December 31, 2016, the noteholder made a partial conversion of principal and accrued interest in the amount of $196 and $45 respectively in exchange for 711,586 shares of common stock, with a remaining principal balance of $554. During the year ended December 31, 2017, the noteholder made a partial conversion of principal in the amount of $505 in exchange for 1,494,083 shares of common stock, with a remaining principal balance of $49. During the year ended December 31, 2018, the noteholder made a partial conversion of principal in the amount of $49 and accrued interest of $69 in exchange for 349,112 shares of common stock, with a remaining principal balance of $0.

On February 11, 2014, the Company entered into a securities purchase agreement providing for the sale of a 10% convertible promissory note in the principal amount of $100. The note was convertible into shares of common stock of the Company at a price equal to a variable conversion price equal to the lesser of $1.30 per share, or fifty percent (50%) of the lowest trading price after the effective date. As of September 30, 2014, the note was exchanged for a new convertible note with a fixed conversion price of $0.338. Per ASC 815, the derivative liability on the note was extinguished and the new note was re-valued per ASC 470 as a beneficial conversion feature. The note matured on various dates from the effective date of each advance with respect to each advance. At the sole discretion of the lender, the lender was able to modify the maturity date to be twelve (12) months from the effective date of each advance. The note matured on various dates in 2014, and was extended to September 30, 2016, and in March 2016 was subsequently extended to June 30, 2019 with zero interest. The Company recorded no interest since March 2016.2

The convertible promissory note balance at March 31, 2019 and December 31, 2018 is $100. On April 10, 2019, the note holder converted the remaining $161 of principal plus accrued interest in exchange for 476,574 shares of common stock as more fully described in Subsequent Events.

8. PROMISSORY NOTES PAYABLE

On April 27, 2018, the Company entered into a Loan Agreement (the “Loan Agreement”) with CrowdOut Capital, Inc. pursuant to which the Company issued an aggregate of $3,750 in promissory notes (the “Notes”), of which $3,000 are Senior Notes and $750 are Subordinated Notes (the “Promissory Notes Payable”). The Subordinated Notes were funded by the Company’s Chief Executive Officer, Charles Cargile and the Company’s Vice President of Business Development, Kirk Short.

The Notes bear interest at the rate of the one-month LIBOR plus 950 basis points and mature on June 30, 2020. The Notes may not be prepaid before the first anniversary of issuance and thereafter may be prepaid in whole without the consent of the lender or in part with the consent of the lender. In the event the Notes are prepaid in full prior to the maturity date, the Company shall pay the holder of the Senior Notes an exit fee of $375 if prepaid prior to March 31, 2020 or $435 if prepaid after March 31, 2020 but prior to the maturity date. The Company is accruing the exit fee of $435 over life of the Loan Agreement and recognizing the exit fee as interest expense. For the three months ended March 31, 2019, exit fee recorded as interest expense was $50.

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

In conjunction with the Loan Agreement, the Company recorded $118 of capitalized debt issuance costs. The debt issuance costs are being amortized over the life of the Loan Agreement and recognized as interest expense. The Note payable balance is reported net of the unamortized portion of the debt issuance costs. The Company recorded amortization of the debt issuance cost of $13 as interest expense during the three months ended March 31, 2019.

Promissory notes payable at March 31, 2019 and December 31, 2018 are as follows:

	March 31, 2019	December 31, 2018
Promissory notes payable	$3,750	$3,750
Less, debt issuance costs	(68)	(81)
Promissory notes payable, net	$3,682	$3,669

9. CAPITAL STOCK

Common Stock

During the three months ended March 31, 2019, 41,667 shares of common stock were issued to Charles Cargile pursuant to the terms of a restricted stock grant agreement (the “March 2017 RSGA”) effective March 29, 2017 which is described below in Note 10.

Preferred Stock

On November 25, 2015, the Company designated 1,700,000 shares, of its authorized preferred stock, as Series B Preferred Stock, $0.001 par value per share. Pursuant to the Certificate of Designation filed with the Secretary of State of the State of Delaware, and subject to the rights of any other series of preferred stock that may be established by the Board of Directors, holders of Series B Preferred Stock (the “Holders”) will have liquidation preference over the holders of the Company’s Common Stock in any distribution upon winding up, dissolution, or liquidation. Holders will also be entitled to receive dividends, if, when and as declared by the Board of Directors, which dividends shall be payable in preference and priority to any payment of any dividend to holders of Common Stock. Holders will be entitled to convert each share of Series B Preferred Stock into one (1) share of Common Stock and will also be entitled to vote together with the holders of Common Stock on all matters submitted to shareholders at a rate of one (1) vote for each share of Series B Preferred Stock. In addition, so long as at least 100,000 shares of Series B Preferred Stock are outstanding, the Company may not, without the consent of the Holders of at least a majority of the shares of Series B Preferred Stock then outstanding: (i) amend, alter or repeal any provision of the Certificate of Incorporation or bylaws of the Company or the Certificate of Designation so as to adversely affect any of the rights, preferences, privileges, limitations or restrictions provided for the benefit of the Holders or (ii) issue or sell, or obligate itself to issue or sell, any additional shares of Series B Preferred Stock, or any securities that are convertible into or exchangeable for shares of Series B Preferred Stock. 1,506,024 shares of Series B Preferred Stock, at a fair value of $4,500 were issued in December 2015 in connection with the acquisition of Elite Solar. On May 2, 2018, the Holders converted 1,506,024 shares of Series B Preferred Stock into the same number of shares of the Company’s Common Stock. As of December 31, 2018 there were no outstanding shares of Preferred Stock.

10. STOCK OPTIONS, RESTRICTED STOCK, AND WARRANTS

Options

As of March 31, 2019, the Company has 952,500 non-qualified stock options outstanding to purchase 952,500 shares of common stock, per the terms set forth in the option agreements. The stock options vest at various times and are exercisable for a period of five to seven years from the date of grant at exercise prices ranging from $0.30 to $3.10 per share, the market value of the Company’s common stock on the date of each grant. The Company determined the fair market value of these options by using the Black Scholes option valuation model.

	March 31, 2019
	Number	Weighted average
	of Options	exercise price
Outstanding, beginning December 31, 2018	1,568,885	$1.73
Granted	129,000	0.30
Exercised	-	-
Forfeited	(745,385)	1.64
Outstanding, end of March 31, 2019	952,500	1.56
Exercisable at the end of March 31, 2019	541,134	2.12

During the three months ended March 31, 2019 and 2018, the Company charged a total of $62 and $95, respectively, to operations to recognize stock-based compensation expense for stock options.

Restricted Stock Grant to CEO

With an effective date of March 29, 2017, subject to the Sunworks, Inc. 2016 Equity Incentive Plan, (the “2016 Plan”) the Company entered into the RSGA with its Chief Executive Officer, Charles Cargile. All shares issuable under the RSGA are valued as of the grant date at $1.50 per share. The RSGA provides for the issuance of up to 500,000 shares of the Company’s common stock. The restricted shares shall vest as follows: 166,667 of the restricted shares shall vest on the one (1) year anniversary of the effective date, and the balance, or 333,333 restricted shares, shall vest in twenty-four (24) equal monthly installments commencing on the one (1) year anniversary of the effective date.

In the three months ended March 31, 2019 and 2018 stock-based compensation expense of $62 and $63, respectively was recognized for the March 2017 RSGA.

During the year ended December 31, 2013, the Company entered into an RSGA with its then Chief Executive Officer, James B. Nelson (the “December 2013 RSGA”), intended to provide and incentivize Mr. Nelson to improve the economic performance of the Company and to increase its value and stock price. All shares issuable under the RSGA were performance-based shares, valued as of the grant date at $0.47 per share. The RSGA provided for the issuance of up to 769,230 shares of the Company’s common stock to Mr. Nelson provided certain milestones are met in certain stages. As of September 30, 2014, two of the milestones were met, when the Company’s market capitalization exceeded $10 million and the consolidated gross revenue, calculated in accordance with GAAP, equaled or exceeded $10 million for the trailing twelve-month period. The Company issued 384,615 shares of common stock to Mr. Nelson at fair value of $786,000 during the year ended December 31, 2014. In conjunction with Mr. Nelson’s retirement in April 2018, the remaining 384,615 shares of the Company’s common stock vested and were issued to Mr. Nelson and expensed during the second calendar quarter of 2018.

In the three months ended March 31, 2019 and 2018, stock-based compensation expense was insignificant to the December 2013 RSGA.

In recognition of the efforts of James B. Nelson, the Company’s Chairman, in leading the Company through the uplisting and financing transaction consummated by the Company in 2015, on August 31, 2016, the Company granted Mr. Nelson a restricted stock grant of 250,000 shares of the Company’s common stock pursuant an RSGA on the terms of the 2016 Plan (the “August 2016 RSGA”). All shares issuable under the RSGA are valued as of the grant date at $2.90 per share. The restricted stock grant to Mr. Nelson was to vest upon the earlier of (i) January 1, 2021, (ii) a Change of Control as defined in the 2016 Plan (iii) upon Mr. Nelson’s retirement or (iv) upon Mr. Nelson’s death. “Change of Control” as defined in the 2016 Plan means (i) a sale of all or substantially all of the Company’s assets or (ii) a merger with another entity or an acquisition of the Company that results in the existing shareholders of the Company owning less than fifty percent (50%) of the outstanding shares of capital stock of the surviving entity following such transaction. Mr. Nelson’s retirement in April 2018 resulted in the RGSA being vested in full and expensed during the second calendar quarter of 2018.

In the three months ended March 31, 2019 and 2018, stock-based compensation expense of $0 and $42, respectively, was recognized for the August 2016 RSGA.

The total combined option and restricted stock compensation expense recognized, in the statement of operations, during the three months ended March 31, 2019 and 2018 was $124 and $232, respectively.

Warrants

As of March 31, 2019, the Company had 2,997,000 common stock purchase warrants outstanding with an exercise price of $4.15 per share. The warrants have an issuance date of March 9, 2015 and expire on March 9, 2020.

11. SUBSEQUENT EVENTS

On April 10, 2019, the remaining principal and accrued interest due under the convertible promissory notes dated January 31, 2014 and February 11, 2014 were converted into 476,574 shares of common stock. The balances converted included $100 of principal and $61 of accrued interest.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations should be read together with our condensed consolidated financial statements included in Part I, Item 1 within this Quarterly Report on Form 10-Q and the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2018. This section contains forward-looking statements that are based on our current expectations and reflect our plans, estimates, and anticipated future financial performance. These statements involve numerous risks and uncertainties. Our actual results may differ materially from those expressed or implied by these forward-looking statements as a result of many factors, including those set forth in the sections entitled “Risk Factors” in Part II, Item 1A, and “Cautionary Note Regarding Forward-Looking Statements” within this Quarterly Report on Form 10-Q.

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

We currently operate in one segment based upon our organizational structure and the way in which our operations are managed and evaluated. Approximately 58% of our 2019 first quarter revenue was from installations for the ACI and public works markets and approximately 42% of our revenue was from installations for the residential market. Approximately 70% of our 2018 first quarter revenue was from installations for the ACI and public works markets and approximately 30% of our revenue was from installations for the residential market.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to impairment of property, plant and equipment, intangible assets, deferred tax assets, costs to complete projects, and fair value computation using the Black Scholes option pricing model. We base our estimates on historical experience and on various other assumptions, such as the trading value of our common stock and estimated future undiscounted cash flows, that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions; however, we believe that our estimates, including those for the above-described items, are reasonable.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include estimates used to review the Company’s goodwill, impairments and estimations of long-lived assets, revenue recognition on percentage of completion type contracts, allowances for uncollectible accounts, operating lease right-of-use assets and liabilities, warranty reserves, inventory valuation, valuations of non-cash capital stock issuances and the valuation allowance on deferred tax assets. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable in the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Leases

We determine if an arrangement is a lease at inception. Operating lease right-of-use assets (“ROU assets”) and short-term and long-term lease liabilities are included on the face of the condensed consolidated balance sheet. If we had Finance lease ROU assets, such assets would be presented within other assets, and finance lease liabilities would be presented as appropriates.

ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we use an incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The operating lease ROU asset also excludes lease incentives. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term. We have lease agreements with lease and non-lease components, which are accounted for as a single lease component. For lease agreements with terms less than 12 months, we have has elected the short-term lease measurement and recognition exemption, which recognizes such lease payments on a straight-line basis over the lease term.

Indefinite Lived Intangibles and Goodwill Assets

We account for business combinations under the acquisition method of accounting in accordance with ASC 805, “Business Combinations,” where the total purchase price is allocated to the tangible and identified intangible assets acquired and liabilities assumed based on their estimated fair values. The purchase price is allocated using the information currently available, and may be adjusted, up to one year from acquisition date, after obtaining more information regarding, among other things, asset valuations, liabilities assumed and revisions to preliminary estimates. The purchase price in excess of the fair value of the tangible and identified intangible assets acquired less liabilities assumed is recognized as goodwill.

We test for indefinite lived intangibles and goodwill impairment in the fourth quarter of each year and whenever events or circumstances indicate that the carrying amount of the asset exceeds its fair value and may not be recoverable. In accordance with its policies, we performed a quantitative assessment of indefinite lived intangibles and goodwill at December 31, 2018. At December 31, 2018, we determined that the carrying amount of goodwill exceeded its fair value and, as a result, recorded an impairment of $1,900.

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

Stock-Based Compensation

We periodically issues stock options to employees and directors. We account for stock option grants issued and vesting to employees based on the authoritative guidance provided by the Financial Accounting Standards Board whereas the value of the award is measured on the date of grant and recognized over the vesting period.

We account for stock grants issued to non-employees in accordance with the authoritative guidance of the Financial Accounting Standards Board whereas the value of the stock compensation is based upon the measurement date as determined at either a) the date at which a performance commitment is reached, or b) at the date at which the necessary performance to earn the equity instruments is complete. Non-employee stock-based compensation charges generally are amortized over the vesting period on a straight-line basis. In certain circumstances where there are no future performance requirements by the non-employee, option grants are immediately vested and the total stock-based compensation charge is recorded in the period of the measurement date.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2019 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2018

REVENUE AND COST OF GOODS SOLD

For the three months ended March 31, 2019, revenue decreased 31.1% to $9,268 compared to $13,447 for the three months ended March 31, 2018. Cost of goods sold for the three months ended March 31, 2019, was $9,912, or 10.2% below the $11,036 reported for the three months ended March 31, 2018.

The lower revenues and higher construction costs resulted in a gross (loss) of ($644) for the quarter ended March 31, 2019. This compares to $2,411 of gross profit for the same quarter of the prior year. The gross margin was a negative (6.9%) in the first quarter of 2019 compared to 17.9% in the same quarter of 2018. Approximately 58% of revenue in the first quarter of 2019 was from installations for the ACI and public works markets compared to 70% of revenues in the same period the prior year.

Revenue and gross profit in the first quarter of 2019 were negatively impacted by seasonally rainy conditions, which prohibited installation activity for many of the larger agriculture and commercial projects. In addition, during the first quarter of 2019, we experienced a number of negative impacts to gross profit including, unexpected rework on a number of projects leading to cost overruns, and a number of customer concessions for construction delays. We also incurred negative expenses in the quarter for renegotiation and cancellation of several of the older projects agreed to in prior years. Although some of these costs may be recoverable in the future, such recovery is uncertain and, as such, we have only recorded the expenses related to these activities. Any recovery of these costs would be expected to be reported in the periods in which they are finalized.

SELLING AND MARKETING EXPENSES

For the three months ended March 31, 2019, the Company’s selling and marketing (“S&M”) expenses were $782 compared to $1,123 for the three months ended March 31, 2018. As a percentage of revenue, S&M expenses were 8.4% of first quarter revenues in 2019 compared to 8.3% in the first quarter of 2018. First quarter S&M expenses were $341 less than the same period in the prior year. Most of the decrease resulted from a reorganization of the sales and sales support functions, lower commission and promotion expenses and lower advertising expenses. Since December 2018, we have hired new sales leadership for ACI and residential operations. Our focus is on growing revenues. We continue to refine our marketing efforts, third-party revenue generators, and tracking systems with the goal of minimizing customer acquisition costs.

GENERAL AND ADMINISTRATIVE EXPENSES

Total general and administrative (G&A) expenses were $2,676 for the three months ended March 31, 2019, compared to $2,664 for the three months ended March 31, 2018. G&A expenses are essentially unchanged from the first quarter of the prior year. The composition of G&A expenses has changed from the prior year quarter as a result of an emphasis on improving talent and using technology to improve construction management systems and processes while at the same time reducing discretionary G&A expenses.

Operating expenses, including stock-based compensation, for 2019 are expected to be stable or decrease compared to prior years as we continue to streamline our operations and decrease our cost structure. Reducing our overhead burden, without compromising the ability to operate effectively has been, and continues to be, an emphasis.

STOCK-BASED COMPENSATION EXPENSES

During the three months ended March 31, 2019 we incurred $124 in total non-cash stock-based compensation expense compared to $232 for the same period in the prior year.

Stock-based compensation includes $62 for the March 2017 grant of 500,000 restricted shares to our CEO at the per share value at the date of grant of $1.50. This grant is being expensed on a straight-line basis over 36 months, with 12 months of expense remaining.

Stock-based compensation, excluding restricted stock grant agreements, related to employee and director options totaled $62 and $128 for the three months ended March 31, 2019 and 2018, respectively.

DEPRECIATION AND AMORTIZATION

Depreciation and Amortization expenses for the three months ended March 31, 2019 were $92 compared to $95 for the same period in the prior year. Depreciation and Amortization expenses decreased primarily due to the depreciable life of assets having been met since the January 2014 acquisition of Solar United Network which now operates as Sunworks United.

OTHER EXPENSES (INCOME)

Other (income) expenses were $217 for the three months ended March 31, 2019, compared to $25 for the same three months in 2018. Interest expense for the first quarter ended March 31, 2019, was $209 primarily related to the interest paid on the $3.75 million Promissory Note from CrowdOut plus the amortization of the $435 exit fee and the origination fees both of which are shown as interest expense. Prior year interest of $20 was the result of the interest owed for the Loans Payable for equipment financing. Refer to Note 5, “Loans Payable” for further information.

NET LOSS

The net loss for the three months ended March 31, 2019 was $4,535 compared to a net loss of $1,728 for the three months ended March 31, 2018.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Capital Resources

We had $1,544 in unrestricted cash at March 31, 2019, as compared to $3,628 at December 31, 2018. Our recent cash and liquidity position have been negatively impacted by our first quarter operating results and is compounded by demands from suppliers for deposits and strict payment terms for module purchases. We believe that the aggregate of our existing cash and cash equivalents, in addition to funds generated in operations, may need to be augmented by debt and/or equity financing in the near future to ensure adequate liquidity and cash position. Currently, we cannot be certain of the type of financing, terms and conditions or actual timing of any debt or equity financing. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience dilution. Debt financing may involve agreements that include high interest costs and restrictive covenants. If we are unable to raise additional capital when required or on acceptable terms, we may have to adjust our cost structure and/or delay execution of projects in backlog.

As of March 31, 2019, our working capital shortfall was $1,522 compared to a working capital surplus of $3,791 at December 31, 2018. Of that shortfall, $905 is the result of the non-cash implementation of ASU 2016-02 which requires the Company to show a current liability for future operating lease obligations on its balance sheet for the first time.

The Loan Agreement for the Promissory Notes Payable contains a subjective acceleration clause based on the lender determining, in the exercise of its reasonable discretion, that a “material adverse effect” in our business has occurred. If this clause is applied, and the lender declares that an Event of Default has occurred, the outstanding indebtedness would likely become immediately due. We believe that the likelihood of the lender exercising this right unlikely. Refer to Note 8, “Promissory Notes Payable” for further information.

During the three months ended March 31, 2019, we had $1,873 of cash used in operating activities compared to $4,743 used in operating activities for same period in 2018. The cash used in operating activities was primarily the result of the current year net loss. The cash impact of the net loss was offset by collection of cash from accounts receivables and contract assets together with extension in accounts payable and accrued liabilities.

Net cash used in investing activities for the three months ended March 31, 2019 and 2018 was insignificant.

Net cash used by financing activities during the three months ended March 31, 2019 was $210. The cash was primarily used to pay principal payments on the acquisition convertible promissory notes and existing vehicle and equipment debt.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the required time periods specified in the SEC rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Limitations on the Effectiveness of Controls

Our management, including our principal executive officer and principal financial officer, do not expect that our disclosure controls and procedures or our internal controls will prevent all errors or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. In addition, the design of any system of controls is based on assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies and procedures may deteriorate. Control systems can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal first quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this report are described in Item 1.A. Risk Factors of our annual report on Form 10-K for the year ended December 31, 2018 (“2018 Form 10-K”). Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our 2018 Form 10-K. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Roseville, State of California, on May 14, 2019.

Sunworks, Inc.

Date: May 14, 2019	By:	/s/ Charles F. Cargile
Charles F. Cargile, Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2019	By:	/s/ Paul C. McDonnel
Paul C. McDonnel, Interim Chief Financial Officer
(Principal Financial and Accounting Officer)

