Form 10-Q
period 2019-06-30
Sunworks, Inc.
filed 2019-08-02
CIK 1172631

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019.

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

The number of shares of registrant’s common stock outstanding as of August 1, 2019 was 30,652,662

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

SUNWORKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2019 AND DECEMBER 31, 2018

(in thousands, except share and per share data)

	June 30, 2019	December 31, 2018
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$3,147	$3,628
Restricted cash	384	447
Accounts receivable, net	7,530	8,201
Inventory, net	2,077	3,233
Contract assets	3,354	6,153
Other current assets	484	150
Total Current Assets	16,976	21,812
Property and equipment, net	658	852
Operating lease right-of-use asset	1,848	-
Other Assets
Other deposits	68	68
Goodwill	9,464	9,464
Total Other Assets	9,532	9,532
Total Assets	$29,014	$32,196

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable and accrued liabilities	$11,680	$11,858
Contract liabilities	3,463	5,069
Customer deposits	652	58
Operating lease liability, current portion	887	-
Loan payable, current portion	135	179
Convertible promissory note, current portion	-	100
Acquisition convertible promissory note, current portion	555	757
Total Current Liabilities	17,372	18,021

Long Term Liabilities
Operating lease liability	961	-
Loan payable	30	88
Promissory note payable, net	3,361	3,669
Acquisition convertible promissory note	-	101
Warranty liability	381	321
Total Long-Term Liabilities	4,733	4,179
Total Liabilities	22,105	22,200

Shareholders’ Equity
Preferred stock Series B, $.001 par value; 5,000,000 authorized shares; 0 shares issued and outstanding	-	-
Common stock, $.001 par value; 200,000,000 authorized shares; 28,265,741 and 26,110,768 shares issued and outstanding, respectively	28	26
Additional paid in capital	75,003	73,480
Accumulated deficit	(68,122)	(63,510)
Total Shareholders’ Equity	6,909	9,996

Total Liabilities and Shareholders’ Equity	$29,014	$32,196

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUNWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018

Revenue	$18,655	$19,994	$27,923	$33,441

Cost of Goods Sold	15,026	17,095	24,939	28,132

Gross Profit	3,629	2,899	2,984	5,309

Operating Expenses
Selling and marketing expenses	604	1,035	1,386	2,157
General and administrative expenses	2,682	2,604	5,359	5,267
Stock-based compensation	110	800	234	1,032
Depreciation and amortization	91	97	182	193

Total Operating Expenses	3,487	4,536	7,161	8,649

Income (loss) before Other Expenses	142	(1,637)	(4,177)	(3,340)

Other Expenses
Other income (expense)	13	(8)	6	(13)
Interest expense	(232)	(142)	(441)	(162)

Total Other Expenses	(219)	(150)	(435)	(175)

Loss before Income Taxes	(77)	(1,787)	(4,612)	(3,515)

Income Tax Expense	-	-	-	-

Net Loss	$(77)	$(1,787)	$(4,612)	$(3,515)

LOSS PER SHARE:
Basic	$(0.00)	$(0.07)	$(0.17)	$(0.15)
Diluted	$(0.00)	$(0.07)	$(0.17)	$(0.15)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
Basic	26,778,338	24,789,181	26,459,442	23,974,581
Diluted	26,778,338	24,789,181	26,459,442	23,974,581

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUNWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 and 2018

(in thousands, except share and per share data)

	Series B				Additional
	Preferred stock		Common stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2018	-	$-	26,110,768	$26	$73,480	$(63,510)	$9,996
Stock-based compensation for options	-	-	-	-	62	-	62
Issuance of common stock under terms of restricted stock grants	-	-	41,667	-	62	-	62
Net loss for the three months ended March 31, 2019	-	-	-	-	-	(4,535)	(4,535)
Balance at March 31, 2019 (unaudited)	-	-	26,152,435	$26	$73,604	$(68,045)	$5,585
Stock-based compensation for options	-	-	-	-	48	-	48
Issuance of common stock for conversion of promissory notes plus accrued interest	-	-	476,574	-	161	-	161
Issuance of common stock under terms of restricted stock grants	-	-	41,667	-	62	-	62
Issuance of common stock as fees paid for the extension of maturity date of debt	-	-	400,000	-	344	-	344
Sales of common stock pursuant to S-3 registration statement	-	-	1,195,065	2	784	-	786
Net loss for the three months ended June 30, 2019	-	-	-	-	-	(77)	(77)
Balance at June 30, 2019 (unaudited)	-	$-	28,265,741	$28	$75,003	$(68,122)	$6,909

	Series B				Additional
	Preferred stock		Common stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2017	1,506,024	$2	23,150,930	$23	$72,000	$(56,365)	$15,660
Adoption of ASC 606 (Note 3)	-	-	-	-	-	(1,405)	(1,405)
Stock-based compensation	-	-	-	-	232	-	232
Net loss for the three months ended March 31, 2018						(1,728)	(1,728)
Balance at March 31, 2018 (unaudited)	1,506,024	$2	23,150,930	$23	$72,232	$(59,498)	$12,759
Conversion of preferred stock to common stock	(1,506,024)	(2)	1,506,024	2	-	-	-
Stock-based compensation	-	-	-	-	800	-	800
Issuance of common stock under terms of restricted stock grants	-	-	829,060	-	-	-	-
Issuance of common stock for exercise of options	-	-	192,308	-	50	-	50
Net loss for the three months ended June 30, 2018	-	-	-	-	-	(1,787)	(1,787)
Balance at June 30, 2018 (unaudited)	-	$-	25,678,322	$25	$73,082	$(61,285)	$11,822

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUNWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2019 and 2018

(in thousands, except share and per share data)

(unaudited)

	Six months ended
	June 30, 2019	June 30, 2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(4,612)	$(3,515)
Adjustments to reconcile net (loss) to net cash used in operating activities
Depreciation and amortization	182	193
Amortization of right-of-use asset	305	-
(Gain) on sale of equipment	(23)	(1)
Stock-based compensation	234	1,032
Amortization of debt issuance costs	35	9
Bad debt expense	39	90
Changes in Assets and Liabilities
(Increase) Decrease in:
Accounts receivable	633	3,525
Inventory	1,156	162
Deposits and other current assets	(333)	1,995
Contract assets	2,799	(722)
Increase (Decrease) in:
Accounts payable and accrued liabilities	(117)	(2,605)
Contract liabilities	(1,606)	(2,487)
Customer deposits	594	(2,806)
Warranty and other liability	60	60
Operating lease liability	(305)	-
NET CASH USED IN OPERATING ACTIVITIES	(959)	(5,070)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(7)
Proceeds from sale of property and equipment	34	6
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	34	(1)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loans payable repayments	(405)	(264)
Proceeds from issuance of note payable, net	-	3,632
Proceeds from sale of common stock, net	786	-
Proceeds from exercise of stock options	-	50
NET CASH PROVIDED BY FINANCING ACTIVITIES	381	3,418

NET (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(544)	(1,653)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH BEGINNING OF PERIOD	4,075	6,831
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, END OF PERIOD	$3,531	$5,178

CASH PAID FOR:
Interest	$308	$120
Taxes	$47	$-

SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS
Operating right-of-use asset and operating lease liability upon adoption of ASU 2016-02, Leases (Topic 842)	$2,153	$-
Issuance of common stock for conversion of promissory notes plus accrued interest	$161	$-
Issuance of common stock for fees paid for the extension of maturity date of debt	$344	$-
Issuance of common stock upon conversion of preferred stock	$-	$2

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUNWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

JUNE 30, 2019

(in thousands, except share and per share data)

References herein to “we,” “us,” “Sunworks,” and “the Company” are to Sunworks, Inc. and its wholly-owned subsidiaries Sunworks United, Inc. (“dba Sunworks United”), MD Energy, Inc. (“MD Energy”), and Plan B Enterprises, Inc. (“Plan B”).

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the three months and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. The financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Sunworks, Inc., and its wholly owned operating subsidiaries, Sunworks United, MD Energy, and Plan B. All material intercompany transactions have been eliminated upon consolidation of these entities.

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

Revenue Recognition

Revenues and related costs on construction contracts are recognized as the performance obligations for work are satisfied over time in accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers. Under ASC 606, revenue and associated profit, will be recognized as the customer obtains control of the goods and services promised in the contract (i.e., performance obligations). The cost of uninstalled materials or equipment will generally be excluded from our recognition of profit, unless specifically produced or manufactured for a project, because such costs are not considered to be a measure of progress. All un-allocable indirect costs and corporate general and administrative costs are charged to the periods as incurred. However, in the event a loss on a contract is foreseen, the Company will recognize the loss in the period it is determined.

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

Accounts Receivables and Accounts Payable

Accounts receivables are recorded on contracts for amounts currently due based upon progress billings, as well as retention, which are collectible upon completion of the contracts. Accounts payable to material suppliers and subcontractors are recorded for amounts currently due based upon work completed or materials received, as are retention due subcontractors, which are payable upon completion of the contract. General and administrative expenses are charged to operations as incurred and are not allocated to contract costs. Retention receivable is the amount withheld by a customer until a contract is completed. Retention receivables of $927 and $1,234 were included in the balance of trade accounts receivable as of June 30, 2019, and December 31, 2018, respectively.

The Company performs ongoing credit evaluation of its customers. Management monitors outstanding receivables based on factors surrounding the credit risk of specific customers, historical trends, age of receivables and other information, and records bad debts using the allowance method. Accounts receivable are presented net of an allowance of $325 at June 30, 2019, and $325, for doubtful accounts at December 31, 2018. During the three months ended June 30, 2019 and 2018, $15 and $79 was recorded as bad debt expense, respectively. During the six months ended June 30, 2019 and 2018, $39 and $90 was recorded as bad debt expense, respectively.

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

Concentration Risk

Cash includes amounts deposited in financial institutions in excess of insurable Federal Deposit Insurance Corporation (FDIC) limits. At times throughout the year, the Company may maintain cash balances in certain bank accounts in excess of FDIC limits. As of June 30, 2019, the cash balance in excess of the FDIC limits was $2,948. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk in these accounts.

Inventory

Inventory is valued at the lower of cost or market and is determined by the first-in, first-out method. Inventory primarily consists of panels, inverters, and mounting racks and other materials. The Company also carries a reserve for inventory obsolescence that may arise from technological advancement or changes in government regulation. Inventory is presented net of an allowance of $50 at June 30, 2019, and $50 at December 31, 2018.

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

Depreciation expense for the three months ended June 30, 2019 and 2018 was $91 and $97, respectively. Depreciation expense for the six months ended June 30, 2019 and 2018 was $182 and $193, respectively.

Leases

The Company determines if an arrangement is a lease at inception. Operating lease right-of-use assets (“ROU assets”) and short-term and long-term lease liabilities are included on the face of the condensed consolidated balance sheet. If the Company had finance lease ROU assets, such assets would be presented within other assets, and finance lease liabilities would be presented appropriately within liabilities.

ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of the Company’s leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The operating lease ROU asset also excludes lease incentives. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term. The Company has lease agreements with lease and non-lease components, which are accounted for as a single lease component. For lease agreements with terms less than 12 months, the Company has elected the short-term lease measurement and recognition exemption, and the Company recognizes such lease payments on a straight-line basis over the lease term.

Advertising and Marketing

The Company expenses advertising and marketing costs as incurred. Advertising and marketing costs include primarily printed material, sponsorships, tradeshow costs, magazine, and catalog advertisement. Included within selling and marketing expenses are advertising and marketing costs for the three months ended June 30, 2019 and 2018 of $8 and $60, respectively. Advertising and marketing costs for the six months ended June 30, 2019 and 2018 was $51 and $144, respectively.

Warranty Liability

The Company establishes warranty liability reserves to provide for estimated future expenses as a result of installation and product defects, product recalls and litigation incidental to the Company’s business. Liability estimates are determined based on management’s judgment, considering such factors as historical experience, the likely current cost of corrective action, manufacturers’ and subcontractors’ participation in sharing the cost of corrective action, and consultations with third party experts such as engineers. Solar panel manufacturers currently provide substantial warranties between ten to twenty-five years with full reimbursement to replace and install replacement panels while inverter manufacturers currently provide warranties covering ten to fifteen-year replacement and installation. The warranty liability for estimated future warranty costs is $381 and $321 at June 30, 2019 and December 31, 2018, respectively.

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

A net loss causes all outstanding common stock options, warrants, convertible preferred stock, and convertible notes to be anti-dilutive. As a result, the basic and diluted losses per common share are the same for the three months and six months ended June 30, 2019 and 2018, respectively.

As of June 30, 2019, the potentially dilutive securities that have been excluded from the computations of weighted average shares outstanding include 881,000 stock options, 138,889 restricted stock grants, and 2,997,000 warrants.

As of June 30, 2018, the potentially dilutive securities have been excluded from the computations of weighted average shares outstanding include 1,647,385 stock options, 305,555 restricted stock grants, 2,997,000 warrants, shares underlying convertible notes.

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

Fair Value of Financial Instruments

Disclosures about fair value of financial instruments, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of June 30, 2019, the amounts reported for cash, accrued interest and other expenses, and notes payable approximate the fair value because of their short maturities.

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

Management reviewed currently issued pronouncements during the six months ended June 30, 2019, and believes that any other recently issued, but not yet effective, accounting standards, if currently adopted, would not have a material effect on the accompanying consolidated financial statements.

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

The following table represents a disaggregation of revenue by customer type from contracts with customers for the three months and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Agricultural, Commercial, and Industrial (ACI)	$8,562	$6,686	$12,599	$14,520
Public Works	4,587	8,333	5,905	9,898
Residential	5,506	4,975	9,419	9,023
Total	$18,655	$19,994	$27,923	$33,441

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

The following tables summarize the impact of the adoption of ASC 606 on our condensed consolidated statement of operations and condensed consolidated balance sheet for the three and six months ended and as of June 30, 2018:

	For the Six Months Ended June 30, 2018
		Without Adoption	Impact of Adoption
	As Reported	of ASC 606	of ASC 606
Revenue	$33,441	$32,417	$(1,024)
Cost of goods sold	28,132	27,447	(685)
Gross profit	$5,309	$4,970	$(339)

	For the Three Months Ended June 30, 2018
		Without Adoption	Impact of Adoption
	As Reported	of ASC 606	of ASC 606
Revenue	$19,994	$19,735	$(259)
Cost of goods sold	17,095	16,992	(103)
Gross profit	$2,899	$2,743	$(156)

	June 30, 2018
		Without Adoption	Impact of Adoption
	As Reported	of ASC 606	of ASC 606
Contract assets	$3,928	$4,576	$648
Contract liabilities	5,622	5,237	(385)

Contract assets represent revenue recognized in excess of amounts billed on contracts in progress. Contract liabilities represent billings in excess of revenue recognized on contracts in progress. At June 30, 2019 and December 31, 2018, the contract asset balances were $3,354 and $6,153, and the contract liability balances were $3,463 and $5,069, respectively.

4. Leases

The Company has operating leases for offices, warehouses, vehicles, and office equipment. The Company’s leases have remaining lease terms of 1 year to 5 years, some of which include options to extend.

The Company’s lease expense for the three months and six months ended June 30, 2019 was entirely comprised of operating leases and amounted to $331and $622, respectively. Operating lease payments, which reduced operating cash flows for the three months and six months ended June 30, 2019 amounted to $331 and $622 respectively. The difference between the ROU asset amortization of $305 and the associated lease expense of $622 consists of interest and new vehicle, lease extensions, office and office equipment leases originated during the first six months of 2019.

Supplemental balance sheet information related to leases was as follows:

June 30, 2019
(in thousands)
Operating lease right-of-use assets	$1,848

Operating lease liabilities—short term	887
Operating lease liabilities—long term	961
Total operating lease liabilities	$1,848

As of June 30, 2019, the weighted average remaining lease term was 1.3 years and the discount rates for the Company’s leases was 10.0%.

Maturities for leases were as follows:

Operating Leases
(in thousands)
Remainder of 2019	$537
2020	862
2021	605
2022	33
2023	5
Thereafter	-
Total lease payments	$2,042
Less: imputed interest	194
Total	$1,848

5. LOANS PAYABLE

Plan B, a subsidiary of the Company, entered into a business loan agreement, prior to being acquired by the Company, with Tri Counties Bank dated March 14, 2014, in the original amount of $131 bearing interest at 4.95%. The loan agreement called for monthly payments of $2 and matured on March 14, 2019 when it was paid in full. Proceeds from the loan were used to purchase a pile driver and related equipment and was secured by the equipment. At June 30, 2019, there is no remaining loan balance.

Plan B entered into a business loan agreement prior to being acquired by the Company with Tri Counties Bank dated April 9, 2014, in the original amount of $250 bearing interest at 4.95%. The loan agreement called for monthly payments of $5, matured on April 9, 2019 when it was paid in full. Proceeds from the loan were used to purchase racking inventory and related equipment. The loan was secured by the inventory and equipment. At June 30, 2019, there is no remaining loan balance.

On January 5, 2016, the Company entered into a loan agreement for the acquisition of a pile driver in the principal amount of $182 bearing interest at 5.5%. The loan agreement calls for monthly payments of $4 and is scheduled to mature on January 15, 2020. The loan is secured by the equipment. The outstanding balance at June 30, 2019, is $29.

On September 8, 2016, the Company entered into a loan agreement for the acquisition of a pile driver in the principal amount of $174 bearing interest at 5.5%. The loan agreement calls for monthly payments of $4 and is scheduled to mature on September 15, 2020. The loan is secured by the equipment. The outstanding balance at June 30, 2019, is $59.

On November 14, 2016, the Company entered into a 0% interest loan agreement for the acquisition of an excavator in the principal amount of $59. The loan agreement calls for monthly payments of $1 and is scheduled to mature on November 13, 2020. The loan is secured by the equipment. The outstanding balance at June 30, 2019, is $20.

On December 23, 2016, the Company entered into a loan agreement for the acquisition of modular office systems and related furniture in the principal amount of $172 bearing interest at 4.99%. The loan agreement calls for 16 quarterly payments of $12 and is scheduled to mature in September 2020. The loan is secured by the equipment. The outstanding balance at June 30, 2019, is $58.

As of June 30, 2019 and December 31, 2018, loans payable (“Loans Payable”) are summarized as follows:

	June 30, 2019	December 31, 2018
Business loan agreement dated March 14, 2014	$-	$7
Business loan agreement dated April 9, 2014	-	19
Equipment notes payable	165	241
Subtotal	165	267
Less: Current position	(135)	(179)
Long-term position	$30	$88

6. ACQUISITION CONVERTIBLE PROMISSORY NOTES

On February 28, 2015, the Company issued a 4% convertible promissory note in the aggregate principal amount of $2,650 as part of the consideration paid to acquire 100% of the total outstanding stock of MD Energy. The note was convertible into shares of common stock on or after each of the following dates: November 30, 2015, November 30, 2016 and November 30, 2017. The conversion price was $2.60 per share. A beneficial conversion feature of $3,262 was calculated but capped at the $2,650 value of the note. The beneficial conversion feature was calculated by multiplying the difference between the fair value of stock at the date of the note, $5.80, less the conversion price of $2.60 multiplied by the maximum number of shares subject to conversion, 1,019,231. In November 2015, the Company issued 339,743 shares of common stock upon conversion of the principal amount of $883. Commencing on March 31, 2015, and each quarter thereafter during the first two (2) years of the note, the Company made quarterly interest only payments to the shareholder for accrued interest on the Note during the quarter. Commencing with the quarter ending on June 30, 2017, the Company began to make quarterly payments of interest accrued on the convertible note during the prior quarter plus $151 with the final payment of all outstanding principal and accrued but unpaid interest on the convertible note due and payable on February 28, 2020 (the maturity date). The debt discount is fully amortized and has zero balance at December 31, 2018. The Company recorded interest expense of $7 and $13 during the three months ended June 30, 2019 and 2018, respectively. The Company recorded interest expense of $13 and $25 during the six months ended June 30, 2019 and 2018, respectively. The outstanding balances at June 30, 2019 and December 31, 2018 were $555 and $858, respectively.

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

On February 11, 2014, the Company entered into a securities purchase agreement providing for the sale of a 10% convertible promissory note in the principal amount of $100. The note was convertible into shares of common stock of the Company at a price equal to a variable conversion price equal to the lesser of $1.30 per share, or fifty percent (50%) of the lowest trading price after the effective date. As of September 30, 2014, the note was exchanged for a new convertible note with a fixed conversion price of $0.338. Per ASC 815, the derivative liability on the note was extinguished and the new note was re-valued per ASC 470 as a beneficial conversion feature. The note matured on various dates from the effective date of each advance with respect to each advance. At the sole discretion of the lender, the lender was able to modify the maturity date to be twelve (12) months from the effective date of each advance. The note matured on various dates in 2014, and was extended to September 30, 2016, and in March 2016 was subsequently extended to June 30, 2019 with zero interest. The Company recorded no interest since March 2016.2

The convertible promissory note balance at December 31, 2018 was $100. On April 10, 2019, all remaining principal and accrued interest due under the convertible promissory notes dated January 31, 2014 and February 11, 2014 were converted into 476,574 shares of common stock. The balances converted included $100 of principal and $61 of accrued interest with a remaining principal balance of $0.

8. PROMISSORY NOTES PAYABLE

On April 27, 2018, the Company entered into a Loan Agreement (the “Loan Agreement”) with CrowdOut Capital, Inc. (“CrowdOut”) pursuant to which the Company issued an aggregate of $3,750 in promissory notes (the “Notes”), of which $3,000 are Senior Notes and $750 are Subordinated Notes (the “Subordinated Notes”). The Subordinated Notes were funded by the Company’s Chief Executive Officer, Charles Cargile and the Company’s Vice President of Business Development, Kirk Short.

The Notes bear interest at the rate of the one-month LIBOR plus 950 basis points and originally matured on June 30, 2020.

On June 3, 2019, the Company entered into an amendment to its Loan Agreement pursuant to which the maturity date of the $3,000 Senior Note and $750 Subordinated Note was extended from June 30, 2020 to January 31, 2021. In connection with entering into the Amendment, the Company agreed to issue to the holder of the Senior Note, CrowdOut 400,000 shares of common stock as an Amendment Fee pursuant to the Company’s shelf registration statement on Form S-3.

Based upon the closing price of the Company’s common stock on June 17, 2019, the day of issuance, the 400,000 shares are valued at $344. The $344 Amendment Fee plus $7 for CrowdOut Amendment related legal fees have been added to the debt issuance costs and are being amortized over the remaining life of the loan. The Notes may be prepaid in whole without the consent of the lender or in part with the consent of the lender. In the event the Notes are prepaid in full prior to the maturity date, the Company shall pay the holder of the Senior Notes an exit fee of $375 if prepaid prior to March 31, 2020 or $435 if prepaid after March 31, 2020 but prior to the maturity date. The Company is accruing the exit fee of $435 over the extended remaining life of the Loan Agreement and recognizing the exit fee as interest expense. For the three months and six months ended June 30, 2019, exit fee recorded as interest expense was $44 and $95, respectively.

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

The Loan Agreement contains certain customary Events of Default including, but not limited to, default in payment of any sum payable thereunder, breaches of representations or warranties thereunder, the occurrence of an event of default under the transaction documents, change in control of the Company, filing of bankruptcy and the entering or filing of certain monetary judgments against the Company. Upon the occurrence of an Event of Default the outstanding principal amount of the Notes, plus accrued but unpaid interest and other amounts owing in respect thereof, shall become, at the giving of notice by Lender, immediately due and payable. Interest on overdue payments upon the occurrence of an Event of Default shall accrue interest at a rate equal to the lesser of 18% per annum or the maximum rate permitted under applicable law. The Company has obtained a waiver through September 16, 2019 for an event of default which is deemed to have occurred because of the Company’s failure to maintain compliance with the Nasdaq Stock Market’s minimum bid price requirement. Additionally, the Loan Agreement includes a subjective acceleration clause if a “material adverse effect” occurs in our business that could result in an Event of Default. The Company believes that the likelihood of the lender exercising this right is remote and have classified the debt as long term.

In conjunction with the Amendment to the Loan Agreement, the Company added another $351 to the original $118 of capitalized debt issuance costs. The unamortized portion of debt issuance costs total $389 and is being amortized over the life of the Loan Agreement and recognized as interest expense. The Promissory Note Payable balance is reported net of the unamortized portion of the debt issuance costs. The Company recorded amortization of the debt issuance cost of $29 and $35 as interest expense during the three months and six months ended June 30, 2019. The Company recorded amortization of the debt issuance cost of $9 and $9 as interest expense during the three months and six months ended June 30, 2018.

Promissory notes payable at June 30, 2019 and December 31, 2018 are as follows:

	June 30, 2019	December 31, 2018
Promissory notes payable	$3,750	$3,750
Less, debt issuance costs	(389)	(81)
Promissory notes payable, net	$3,361	$3,669

9. CAPITAL STOCK

Common Stock

During the six months ended June 30, 2019, 83,334 shares of common stock were issued to Charles Cargile pursuant to the terms of a restricted stock grant agreement (the “March 2017 RSGA”) effective March 29, 2017 which is described below in Note 10.

On April 10, 2019, the remaining principal of $100 and accrued interest of $61 due under the convertible promissory notes dated January 31, 2014 and February 11, 2014 were converted into 476,574 shares of common stock.

In connection with the June 3, 2019 amendment to the Loan Agreement with CrowdOut the Company agreed to issue 400,000 shares of common stock to the holder of the $3,000,000 Senior Note. The shares were issued pursuant to the Company’s shelf registration on Form S-3 on June 17, 2019 at a market value of $344 based upon a closing price of $0.859 per common share. (See Note 8)

Pursuant to an At Market Issuance Sales Agreement (the “ATM Agreement”) with B. Riley FBR, Inc. (the “Agent”) Sunworks may offer and sell from time to time up to an aggregate of $15,000,000 of shares of the Company’s common stock, par value $0.001 per share (the “Placement Shares”), through the Agent.

The Placement Shares have been registered under the Securities Act of 1933, as amended, pursuant to the Registration Statement on Form S-3 (File No. 333-231653), which was originally filed with the Securities and Exchange Commission (“SEC”) on May 21, 2019 and declared effective by the SEC on May 31, 2019, the base prospectus contained within the Registration Statement, and a prospectus supplement that was filed with the SEC on June 6, 2019.

Placement Shares sold between June 6, 2019 and June 30, 2019 total 1,195,065 shares. Total gross proceeds for the shares were $867 or $0.725 per share. Net proceeds, less issuance, costs were $786 or $0.658 per share as of June 30, 2019.

Sales of the Placement Shares, if any, pursuant to the ATM Agreement, may be made in sales deemed to be “at the market offerings” as defined in Rule 415 promulgated under the Securities Act. The Agent will act as sales agent and will use commercially reasonable efforts to sell on the Company’s behalf all of the Placement Shares requested to be sold by the Company, consistent with its normal trading and sales practices, on mutually agreed terms between the Agent and the Company.

The Company has no obligation to sell any of the Placement Shares under the At Market Issuance Sales Agreement, and may at any time suspend offers under the At Market Issuance Sales Agreement or terminate the At Market Issuance Sales Agreement. The Company intends to use the net proceeds from this offering for general corporate purposes, including, without limitation, sales and marketing activities, product development, making acquisitions of assets, businesses, companies or securities, capital expenditures, repayment of indebtedness, and for working capital needs.

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

10. STOCK OPTIONS, RESTRICTED STOCK, AND WARRANTS

Options

As of June 30, 2019, the Company has 881,500 non-qualified stock options outstanding to purchase 881,500 shares of common stock, per the terms set forth in the option agreements. The stock options vest at various times and are exercisable for a period of five years from the date of grant at exercise prices ranging from $0.30 to $3.10 per share, the market value of the Company’s common stock on the date of each grant. The Company determined the fair market value of these options by using the Black Scholes option valuation model.

	June 30, 2019
	Number	Weighted average
	of Options	exercise price
Outstanding, beginning December 31, 2018	1,568,885	$1.73
Granted	129,000	0.30
Exercised	-	-
Forfeited	(816,885)	1.61
Outstanding, end of June 30, 2019	881,000	1.62
Exercisable at the end of June 30, 2019	561,108	2.04

During the three months ended June 30, 2019 and 2018, the Company charged a total of $48 and $98, respectively, to operations to recognize stock-based compensation expense for stock options. During the six months ended June 30, 2019 and 2018, the Company charged a total of $109 and $225, respectively, to operations to recognize stock-based compensation expense for stock options.

Restricted Stock Grant to CEO

With an effective date of March 29, 2017, subject to the Sunworks, Inc. 2016 Equity Incentive Plan, (the “2016 Plan”) the Company entered into the March 2017 RSGA with its Chief Executive Officer, Charles Cargile. All shares issuable under the RSGA are valued as of the grant date at $1.50 per share. The RSGA provides for the issuance of up to 500,000 shares of the Company’s common stock. The restricted shares shall vest as follows: 166,667 of the restricted shares shall vest on the one (1) year anniversary of the effective date, and the balance, or 333,333 restricted shares, shall vest in twenty-four (24) equal monthly installments commencing after the one (1) year anniversary of the effective date.

In the three months ended June 30, 2019 and 2018 stock-based compensation expense of $63 and $63, respectively was recognized for the March 2017 RSGA. In the six months ended June 30, 2019 and 2018 stock-based compensation expense of $125 and $125, respectively was recognized for the March 2017 RSGA.

During the year ended December 31, 2013, the Company entered into an RSGA with its then Chief Executive Officer, James B. Nelson (the “December 2013 RSGA”), intended to provide and incentivize Mr. Nelson to improve the economic performance of the Company and to increase its value and stock price. All shares issuable under the RSGA were performance-based shares, valued as of the grant date at $0.47 per share. The RSGA provided for the issuance of up to 769,230 shares of the Company’s common stock to Mr. Nelson provided certain milestones are met in certain stages. As of September 30, 2014, two of the milestones were met, when the Company’s market capitalization exceeded $10 million and the consolidated gross revenue, calculated in accordance with GAAP, equaled or exceeded $10 million for the trailing twelve-month period. The Company issued 384,615 shares of common stock to Mr. Nelson at fair value of $786,000 during the year ended December 31, 2014. In conjunction with Mr. Nelson’s retirement in April 2018, the remaining 384,615 shares of the Company’s common stock vested and were issued to Mr. Nelson and $179 was expensed during the second calendar quarter of 2018.

In recognition of the efforts of James B. Nelson, the Company’s Chairman, in leading the Company through the uplisting and financing transaction consummated by the Company in 2015, on August 31, 2016, the Company granted Mr. Nelson a restricted stock grant of 250,000 shares of the Company’s common stock pursuant an RSGA on the terms of the 2016 Plan (the “August 2016 RSGA”). All shares issuable under the August 2016 RSGA are valued as of the grant date at $2.90 per share. The restricted stock grant to Mr. Nelson was to vest upon the earlier of (i) January 1, 2021, (ii) a Change of Control as defined in the 2016 Plan (iii) upon Mr. Nelson’s retirement or (iv) upon Mr. Nelson’s death. “Change of Control” as defined in the 2016 Plan means (i) a sale of all or substantially all of the Company’s assets or (ii) a merger with another entity or an acquisition of the Company that results in the existing shareholders of the Company owning less than fifty percent (50%) of the outstanding shares of capital stock of the surviving entity following such transaction. Mr. Nelson’s retirement in April 2018 resulted in the August 2016 RGSA being vested in full and $502 was expensed during the second calendar quarter of 2018.

In the three months ended June 30, 2019 and 2018, stock-based compensation expense of $0 and $42, respectively, was recognized for the August 2016 RSGA.

The total combined option and restricted stock compensation expense recognized, in the statement of operations, during the six months ended June 30, 2019 and 2018 was $234 and $1,032, respectively.

Warrants

As of June 30, 2019, the Company had 2,997,000 common stock purchase warrants outstanding with an adjusted exercise price of $0.56 per share as of that date. The reduction in the exercise price is a result of the sale of Placement Shares pursuant to the ATM Agreement at prices less than the original $4.15 exercise price of the warrants. In accordance with the terms of the Warrant Agreement, the original $4.15 exercise price is reduced to a price equal to the aggregate consideration received divided by the number of additional shares of common stock issued the warrants have an issuance date of March 9, 2015 and expire on March 9, 2020.

11. SUBSEQUENT EVENTS

Subsequent to June 30, 2019 and through July 31, 2019 the sale and issuance of Placement Shares pursuant to the ATM Agreement continue with 2,373,032 of additional common shares issued and outstanding resulting in net proceeds of $1,313.

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

Unless otherwise noted, (1) “Sunworks” refers to Sunworks, Inc., a Delaware corporation formerly known as Solar3D, Inc. (2) “Company,” “we,” “us,” and “our,” refer to the ongoing business operations of Sunworks and its Subsidiaries, whether conducted through Sunworks or a subsidiary of Sunworks, (3) “Subsidiaries” refers collectively to Sunworks United, Inc. (“Sunworks United”), MD Energy, Inc. (“MD Energy”) and Plan B Enterprises (“Plan B”).

Overview

Sunworks provides photovoltaic (“PV”) based power systems for the agricultural, commercial, industrial, public works, and residential markets in California, Hawaii, Massachusetts, Nevada, Oregon, New Jersey and Washington. We have direct sales and/or operations personnel in California, Massachusetts, Nevada, and Oregon. Through our operating subsidiaries, we design, arrange financing, integrate, install, and manage systems ranging in size from 2kW (kilowatt) for residential loads to multi MW (megawatt) systems for larger agricultural, commercial and industrial (“ACI”) and public works projects. ACI installations have included installations at office buildings, manufacturing plants, warehouses, churches, and agricultural facilities such as farms, wineries, and dairies. Public works installations have included school districts, local municipalities, federal facilities and higher education institutions. The Company provides a full range of installation services to our solar energy customers including design, system engineering, procurement, permitting, construction, grid connection, warranty, system monitoring and maintenance.

We currently operate in one segment based upon our organizational structure and the way in which our operations are managed and evaluated.

For the first six months of 2019, approximately 66% of our 2019 revenue was from installations for the ACI and public works markets and approximately 34% of our revenue was from installations for the residential market.

For the first six months of 2018 approximately 73% of our revenue was from installations for the ACI and public works markets and approximately 27% of our revenue was from installations for the residential market.

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

Contract assets represent revenue recognized in excess of amounts invoiced to customers on contracts in progress. Contract liabilities represent amounts invoiced to customers in excess of revenue recognized on contracts in progress.

Leases

We determine if an arrangement is a lease at inception. Operating lease right-of-use assets (“ROU assets”) and short-term and long-term lease liabilities are included on the face of the condensed consolidated balance sheet. If we had Finance lease ROU assets, such assets would be presented within other assets, and finance lease liabilities would be presented appropriately.

ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we use an incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The operating lease ROU asset also excludes lease incentives. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term. We have lease agreements with lease and non-lease components, which are accounted for as a single lease component. For lease agreements with terms less than 12 months, we have elected the short-term lease measurement and recognition exemption, which recognizes such lease payments on a straight-line basis over the lease term.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2019 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2018

REVENUE AND COST OF GOODS SOLD

For the three months ended June 30, 2019, revenue decreased 6.7% to $18,655 compared to $19,994 for the three months ended June 30, 2018. Cost of goods sold for the three months ended June 30, 2019, was $15,026, or 12.1% below the $17,095 reported for the three months ended June 30, 2018.

Lower construction costs offset the lower revenue resulting in a gross profit of $3,629 for the quarter ended June 30, 2019. This compares to $2,899 of gross profit for the same quarter of the prior year or an improvement of $730. The gross margin was 19.5% in the second quarter of 2019 compared to 14.5% in the same quarter of 2018. Approximately 71% of revenue in the second quarter of 2019 was from installations for the ACI and public works markets compared to 75% of revenue in the same period the prior year.

SELLING AND MARKETING EXPENSES

For the three months ended June 30, 2019, the Company’s selling and marketing (“S&M”) expenses were $604 compared to $1,035 for the three months ended June 30, 2018. As a percentage of revenue, S&M expenses were 3.2% of second quarter revenue in 2019 compared to 5.2% in the second quarter of 2018. Second quarter S&M expenses were $431 less than the same period in the prior year. Most of the decrease resulted from a reduction in personnel in the sales and sales support functions, lower commission and promotion expenses and lower advertising expenses. We continue to refine our marketing efforts, third-party revenue generators, and tracking systems with the goal of minimizing customer acquisition costs.

GENERAL AND ADMINISTRATIVE EXPENSES

Total general and administrative (G&A) expenses were $2,682 for the three months ended June 30, 2019, compared to $2,604 for the three months ended June 30, 2018. G&A expenses were essentially unchanged from the second quarter of the prior year. The composition of G&A expenses has changed from the prior year quarter as a result of an emphasis on improving talent and using technology to improve construction management systems and processes while at the same time reducing discretionary G&A expenses.

Operating expenses, including stock-based compensation, for 2019 are expected to be stable as we continue to streamline our operations and evaluate our administrative organization and cost structure. Minimizing our overhead burden, without compromising the ability to operate effectively has been, and continues to be, an emphasis.

STOCK-BASED COMPENSATION EXPENSES

During the three months ended June 30, 2019 we incurred $110 in total non-cash stock-based compensation expense compared to $800 for the same period in the prior year.

Stock-based compensation includes $62 for the three months ended June 30, 2019 and 2018 for the March 2017 grant of 500,000 restricted shares to our CEO at the per share value at the date of grant of $1.50. This grant is being expensed on a straight-line basis over 36 months, with 9 months of expense remaining.

Stock-based compensation, excluding restricted stock grant agreements, related to employee and director options totaled $48 and $98 for the three months ended June 30, 2019 and 2018, respectively.

In the same period in the prior year, approximately $460 of stock-based compensation was for the August 31, 2016 grant of 250,000 restricted shares to our former Chairman at the per share value at the date of grant of $2.90. This grant was being expensed on a straight-line basis over 52 months but was accelerated and vested in full upon his retirement in April 2018.

In the second quarter of 2018 approximately $180 of stock-based compensation was for the September 23, 2013 grant of 384,615 restricted shares to our former Chairman at the per share value at the date of grant of $0.47. This grant was fully vested and issued in conjunction with his retirement.

DEPRECIATION AND AMORTIZATION

Depreciation and Amortization expenses for the three months ended June 30, 2019 were $91 compared to $97 for the same period in the prior year. Depreciation and Amortization expenses decreased primarily due to the depreciable life of assets having been met since the January 2014 acquisition of Solar United Network which now operates as Sunworks United.

OTHER EXPENSES (INCOME)

Other (income) expenses were $218 for the three months ended June 30, 2019, compared to $150 for the same three months in 2018. Interest expense for the quarter ended June 30, 2019, was $232 primarily related to the interest paid on the $3.75 million Promissory Note from CrowdOut plus the amortization of the $435 exit fee and the origination fees both of which are shown as interest expense. Interest expense for the quarter ended June 30, 2018 was $142 and was the result of two months of CrowdOut interest plus interest owed for the Loans Payable for equipment financing. Refer to Note 5, “Loans Payable” for further information.

NET LOSS

The net loss for the three months ended June 30, 2019 was $77 compared to a net loss of $1,787 for the three months ended June 30, 2018.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2019 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2018

REVENUE AND COST OF GOODS SOLD

For the six months ended June 30, 2019, revenue decreased 16.5% to $27,923 compared to $33,441 for the six months ended June 30, 2018. Cost of goods sold for the six months ended June 30, 2019, was $24,939, or 12.8% below the $28,132 reported for the six months ended June 30, 2018.

The lower revenue and higher construction costs during the first six months of the year resulted in a gross profit of $2,984 for the six months ended June 30, 2019. This compares to $5,309 of gross profit for the same period of the prior year. The gross margin was 10.7% in the first six months of 2019 compared to 15.9% in the same six month period of 2018. Approximately 66% of revenue in the first six months of 2019 was from installations for the ACI and public works markets compared to 73% of revenues in the same period the prior year.

Revenue and gross profit in the first six months of 2019 were negatively impacted by seasonally rainy conditions, during the first 3 months of the year which prohibited installation activity for many of the larger agriculture and commercial projects. In addition, during the first quarter of 2019, we experienced a number of negative impacts to gross profit including, unexpected rework on a number of projects leading to cost overruns, and a number of customer concessions for construction delays. We also incurred expenses in the first quarter for renegotiation and cancellation of several of the older projects agreed to in prior years. Although some of these costs may be recoverable in the future, such recovery is uncertain. Some of these costs have been recovered by change orders received during the second quarter. Any future recoveries of these costs would be expected to be reported in the periods in which they are finalized.

SELLING AND MARKETING EXPENSES

For the six months ended June 30, 2019, the Company’s S&M expenses were $1,386 compared to $2,157 for the six months ended June 30, 2018. As a percentage of revenue, S&M expenses were 5.0% of the first six months revenue in 2019 compared to 6.5% of the same period of 2018. The S&M expenses were $771 less than the same period in the prior year. Most of the decrease resulted from a reduction in personnel the sales and sales support functions, lower commission and promotion expenses and lower advertising expenses. We continue to refine our marketing efforts, third-party revenue generators, and customer tracking systems with the goal of minimizing customer acquisition costs, improving customer communication and customer referrals.

GENERAL AND ADMINISTRATIVE EXPENSES

Total G&A expenses were $5,359 for the six months ended June 30, 2019, compared to $5,267 for the six months ended June 30, 2018. G&A expenses were essentially unchanged from the prior year period. The composition of G&A expenses has changed from the prior year six month period as a result of an emphasis on improving talent and using technology to improve construction management systems and processes while at the same time reducing discretionary G&A expenses.

Operating expenses, including stock-based compensation, for 2019 are expected to be stable or decrease compared to prior years as we continue to streamline our operations and decrease our cost structure. Reducing our overhead burden, without compromising the ability to operate effectively has been, and continues to be, an emphasis.

STOCK-BASED COMPENSATION EXPENSES

During the six months ended June 30, 2019 we incurred $234 in total non-cash stock-based compensation expense compared to $1,032 for the same period in the prior year.

For 2018, approximately $460 of stock-based compensation was for the August 31, 2016 grant of 250,000 restricted shares to our former Chairman at the per share value at the date of grant of $2.90. This grant was being expensed on a straight-line basis over 52 months but was accelerated and vested in full upon his retirement in April 2018.

In the second quarter of 2018 approximately $180 of stock-based compensation was for the September 23, 2013 grant of 384,615 restricted shares to our former Chairman at the per share value at the date of grant of $0.47. This grant was fully vested and issued in conjunction with his retirement.

Stock-based compensation includes $126 for the six months ended June 30, 2019 and 2018 for the March 2017 grant of 500,000 restricted shares to our CEO at the per share value at the date of grant of $1.50. This grant is being expensed on a straight-line basis over 36 months, with 9 months of expense remaining.

Stock-based compensation, excluding restricted stock grant agreements, related to employee and director options totaled $109 and $225 for the six months ended June 30, 2019 and 2018, respectively.

DEPRECIATION AND AMORTIZATION

Depreciation and Amortization expenses for the six months ended June 30, 2019 were $182 compared to $193 for the same period in the prior year. Depreciation and Amortization expenses decreased primarily due to the depreciable life of assets having been met since the January 2014 acquisition of Solar United Network which now operates as Sunworks United.

OTHER EXPENSES (INCOME)

Other (income) expenses were $435 for the six months ended June 30, 2019, compared to $175 for the same six months in 2018. Interest expense for the first six months of 2019, was $441 primarily related to the interest paid on the $3.75 million Promissory Note from CrowdOut plus the amortization of the $435 exit fee and the origination fees both of which are shown as interest expense. Interest expense for the first six months of 2018 was $162 and was the result of the interest owed for the first two months of the new Promissory Note, amortization of the exit and origination fees plus interest on Loans Payable for equipment financing. Refer to Note 5, “Loans Payable” for further information.

NET LOSS

The net loss for the six months ended June 30, 2019 was $4,612 compared to a net loss of $3,515 for the six months ended June 30, 2018.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Capital Resources

We had $3,147 in unrestricted cash at June 30, 2019, as compared to $3,628 at December 31, 2018. Our recent cash and liquidity position were negatively impacted by our seasonally weak first quarter operating results. We believe that the aggregate of our existing cash and cash equivalents, in addition to funds generated in operations and through our ATM and/or direct equity offering will be adequate for us to maintain sufficient liquidity and cash position for the next twelve months or more. Currently, we cannot be certain of the type of financing, terms and conditions or actual timing of any debt or equity financing. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience dilution. Debt financing may involve agreements that include high interest costs and restrictive covenants. If we are unable to raise additional capital when required or on acceptable terms, we may have to adjust our cost structure and/or delay execution of projects in backlog.

As of June 30, 2019, our working capital shortfall was $396 compared to a working capital surplus of $3,791 at December 31, 2018. Of that shortfall, $887 is the result of the non-cash implementation of ASU 2016-02 which requires the Company to show a current liability for future operating lease obligations on its balance sheet for the first time.

The Loan Agreement for the Promissory Notes Payable contains a subjective acceleration clause based on the lender determining, in the exercise of its reasonable discretion, that a “material adverse effect” in our business has occurred. If this clause is applied, and the lender declares that an Event of Default has occurred, the outstanding indebtedness would likely become immediately due. Although we believe that the likelihood of the lender exercising this right unlikely there can be no assumption that the lender would not declare an Event of Default. Refer to Note 8, “Promissory Notes Payable” for further information.

During the six months ended June 30, 2019, we had $959 of cash used in operating activities compared to $5,070 used in operating activities for same period in 2018. The cash used in operating activities was primarily the result of the current year net loss. The cash impact of the net loss was offset by collection of cash from accounts receivables and contract assets, reductions in inventory together with extension in accounts payable and accrued liabilities.

Net cash used in investing activities for the six months ended June 30, 2019 and 2018 was insignificant.

Net cash provided by financing activities during the six months ended June 30, 2019 was $381. The cash was primarily used to pay principal payments on the acquisition convertible promissory notes and existing vehicle and equipment debt. Net cash received through the At The Market Offering totaled $786.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal second quarter ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Roseville, State of California, on August 2, 2019.

Sunworks, Inc.

Date: August 2, 2019	By:	/s/ Charles F. Cargile
Charles F. Cargile, Chief Executive Officer
(Principal Executive Officer)

Date: August 2, 2019	By:	/s/ Paul C. McDonnel
Paul C. McDonnel, Interim Chief Financial Officer
(Principal Financial and Accounting Officer)

