Form 10-Q
period 2019-09-30
Sunworks, Inc.
filed 2019-10-31
CIK 1172631

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019.

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

The number of shares of registrant’s common stock outstanding as of October 31, 2019 was 5,281,279

TABLE OF CONTENTS

Page

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Unaudited)	4

Condensed Consolidated Balance Sheets at September 30, 2019 (Unaudited) and December 31, 2018	4

Condensed Consolidated Statements of Operations for the three months and nine months ended September 30, 2019 (Unaudited) and September 30, 2018 (Unaudited)	5

Condensed Consolidated Statement of Shareholders’ Equity for the three and nine months ended September 30, 2019 and 2018 (Unaudited)	6

Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2019 (Unaudited) and September 30, 2018 (Unaudited)	7

Notes to the Condensed Consolidated Financial Statements (Unaudited)	8

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	22

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	29

ITEM 4. CONTROLS AND PROCEDURES	29

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS	30

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	30

ITEM 3. DEFAULTS UPON SENIOR SECURITIES	30

ITEM 4. MINE SAFETY DISCLOSURES	30

ITEM 5. OTHER INFORMATION	30

ITEM 6. EXHIBITS	30

SIGNATURES	31

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

SUNWORKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2019 AND DECEMBER 31, 2018

(in thousands, except share and per share data)

	September 30, 2019	December 31, 2018
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$2,157	$3,628
Restricted cash	385	447
Accounts receivable, net	7,228	8,201
Inventory, net	2,006	3,233
Contract assets	5,747	6,153
Other current assets	940	150
Total Current Assets	18,463	21,812
Property and equipment, net	572	852
Operating lease right-of-use asset	1,695	-
Other Assets
Other deposits	72	68
Goodwill	9,464	9,464
Total Other Assets	9,536	9,532
Total Assets	$30,266	$32,196

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable and accrued liabilities	$12,447	$11,858
Contract liabilities	2,678	5,069
Customer deposits	780	58
Operating lease liability, current portion	892	-
Loan payable, current portion	124	179
Convertible promissory note, current portion	-	100
Acquisition convertible promissory note, current portion	404	757
Total Current Liabilities	17,325	18,021

Long Term Liabilities
Operating lease liability	803	-
Loan payable	3	88
Promissory note payable, net	3,422	3,669
Acquisition convertible promissory note	-	101
Warranty liability	411	321
Total Long-Term Liabilities	4,639	4,179
Total Liabilities	21,964	22,200

Shareholders’ Equity
Preferred stock Series B, $.001 par value; 5,000,000 authorized shares; 0 shares issued and outstanding	-	-
Common stock, $.001 par value; 200,000,000 authorized shares; 4,724,752 and 3,730,110 shares issued and outstanding, respectively	5	4
Additional paid in capital	77,603	73,502
Accumulated deficit	(69,306)	(63,510)
Total Shareholders’ Equity	8,302	9,996

Total Liabilities and Shareholders’ Equity	$30,266	$32,196

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUNWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018

Revenue	$17,547	$18,281	$45,470	$51,722

Cost of Goods Sold	14,547	14,916	39,486	43,048

Gross Profit	3,000	3,365	5,984	8,674

Operating Expenses
Selling and marketing expenses	761	891	2,147	3,048
General and administrative expenses	3,006	2,399	8,365	7,666
Stock-based compensation	99	151	333	1,183
Depreciation and amortization	87	96	269	289

Total Operating Expenses	3,953	3,537	11,114	12,186

Loss before Other Expenses	(953)	(172)	(5,130)	(3,512)

Other Expenses
Other income (expense)	(18)	(13)	(12)	(26)
Interest expense	(213)	(191)	(654)	(353)

Total Other Expenses	(231)	(204)	(666)	(379)

Loss before Income Taxes	(1,184)	(376)	(5,796)	(3,891)

Income Tax Expense	-	-	-	-

Net Loss	$(1,184)	$(376)	$(5,796)	$(3,891)

LOSS PER SHARE:
Basic	$(0.26)	$(0.10)	$(1.44)	$(1.11)
Diluted	$(0.26)	$(0.10)	$(1.44)	$(1.11)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
Basic	4,508,530	3,672,845	4,024,116	3,508,484
Diluted	4,508,530	3,672,845	4,024,116	3,508,484

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUNWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 and 2018

(in thousands, except share and per share data)

	Series B					Additional
	Preferred stock			Common stock		Paid-in	Accumulated
	Shares	Amount		Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2018	-		$-	3,730,110	$4	$73,502	$(63,510)	$9,996
Stock-based compensation for options	-		-	-	-	62	-	62
Issuance of common stock under terms of restricted stock grants	-		-	5,952	-	62	-	62
Net loss for the three months ended March 31, 2019	-		-	-	-	-	(4,535)	(4,535)
Balance at March 31, 2019 (unaudited)	-		-	3,736,062	$4	$73,626	$(68,045)	$5,585
Stock-based compensation for options	-		-	-	-	48	-	48
Issuance of common stock for conversion of promissory notes plus accrued interest	-		-	68,082	-	161	-	161
Issuance of common stock under terms of restricted stock grants	-		-	5,953	-	62	-	62
Issuance of common stock as fees paid for the extension of maturity date of debt	-		-	57,143	-	344	-	344
Sales of common stock pursuant to S-3 registration statement	-		-	170,724	-	786	-	786
Net loss for the three months ended June 30, 2019	-		-	-	-	-	(77)	(77)
Balance at June 30, 2019 (unaudited)	-		$-	4,037,964	$4	$75,027	$(68,122)	$6,909
Stock-based compensation for options	-		-	-	-	37	-	37
Issuance of common stock under terms of restricted stock grants	-		-	5,952	-	62	-	62
Sales of common stock pursuant to S-3 registration statement	-		-	675,251	1	2,477	-	2,478
Rounding shares due to reverse split	-		-	5,585	-	-	-	-
Net loss for the three months ended September 30, 2019	-		-	-	-	-	(1,184)	(1,184)
Balance at September 30, 2019 (unaudited)	-		$-	4,724,752	$5	$77,603	$(69,306)	$8,302

	Series B					Additional
	Preferred stock			Common stock		Paid-in	Accumulated
	Shares	Amount		Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2017	215,146	$		3,307,276	$3	$72,022	$(56,365)	$15,660
Adoption of ASC 606 (Note 3)	-		-	-	-	-	(1,405)	(1,405)
Stock-based compensation	-		-	-	-	232	-	232
Net loss for the three months ended March 31, 2018	-		-	-	-	-	(1,728)	(1,728)
Balance at March 31, 2018 (unaudited)	215,146	$		3,307,276	$3	$72,254	$(59,498)	$12,759
Conversion of preferred stock to common stock	(215,146)		-	215,146	-	-	-	-
Stock-based compensation	-		-	-	-	800	-	800
Issuance of common stock under terms of restricted stock grants	-		-	118,437	1	-	-	1
Issuance of common stock for exercise of options	-		-	27,473	-	50	-	50
Net loss for the three months ended June 30, 2018	-		-	-	-	-	(1,787)	(1,787)
Balance at June 30, 2018 (unaudited)	-		$-	3,668,332	$4	$73,104	$(61,285)	$11,823
Stock-based compensation	-		-	-	-	151	-	151
Issuance of common stock under terms of restricted stock grants	-		-	5,952	-	-	-	-
Issuance of common stock for conversion of promissory notes, plus accrued interest	-		-	49,873	-	117	-	117
Net loss for the three months ended September 30, 2018	-		-	-	-	-	(376)	(376)
Balance at September 30, 2018 (unaudited)	-		$-	3,724,157	$4	$73,372	$(61,661)	$11,715

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUNWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 and 2018

(in thousands, except share and per share data)

(unaudited)

	Nine Months Ended
	September 30, 2019	September 30, 2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,796)	$(3,891)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	269	289
Amortization of right-of-use asset	458	-
(Gain) on sale of equipment	(23)	-
Stock-based compensation	333	1,183
Amortization of debt issuance costs	97	23
Bad debt expense	67	36
Changes in Assets and Liabilities
(Increase) Decrease in:
Accounts receivable	906	1,902
Inventory	1,227	517
Deposits and other current assets	(794)	1,949
Contract assets	406	(1,974)
Increase (Decrease) in:
Accounts payable and accrued liabilities	650	(1,434)
Contract liabilities	(2,391)	(1,858)
Customer deposits	722	(2,788)
Warranty and other liability	90	90
Operating lease liability	(458)	-
NET CASH USED IN OPERATING ACTIVITIES	(4,237)	(5,956)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(9)
Proceeds from sale of property and equipment	34	6
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	34	(3)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loans payable repayments	(594)	(473)
Proceeds from issuance of note payable, net	-	3,632
Proceeds from sale of common stock, net	3,264	-
Proceeds from exercise of stock options	-	50
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,670	3,209

NET (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(1,533)	(2,750)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH BEGINNING OF PERIOD	4,075	6,831
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, END OF PERIOD	$2,542	$4,081

CASH PAID FOR:
Interest	$431	$246
Taxes	$47	$-

SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS
Operating right-of-use asset and operating lease liability upon adoption of ASU 2016-02, Leases (Topic 842)	$2,153	$-
Issuance of common stock for conversion of promissory notes plus accrued interest	$161	$117
Issuance of common stock for fees paid for the extension of maturity date of debt	$344	$-
Issuance of common stock upon conversion of preferred stock	$-	$2

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUNWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

SEPTEMBER 30, 2019

(in thousands, except share and per share data)

References herein to “we,” “us,” “Sunworks,” and “the Company” are to Sunworks, Inc. and its wholly-owned subsidiaries Sunworks United, Inc. (“dba Sunworks United”), MD Energy, Inc. (“MD Energy”), and Plan B Enterprises, Inc. (“Plan B”).

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. The financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

At the Company’s Annual Meeting of Stockholders on August 7, 2019, the stockholders of the Company approved a reverse stock split of our issued and outstanding common stock at a ratio not less than 1-for-3 and not greater than 1-for-10. On August 29, 2019, the board of directors of the Company approved the reverse stock split at a ratio of 1-for-7 which went into effect at the open of trading on August 30, 2019. At the effective time of the reverse stock split, every seven shares of issued and outstanding common stock was converted into one share of issued and outstanding common stock. The authorized shares of 200,000,000 and the par value of $0.001 remain the same. All shares and related financial information in this Form 10-Q is retroactively stated to reflect this 1-for-7 reverse stock split.

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

Accounts Receivables and Accounts Payable

Accounts receivables are recorded on contracts for amounts currently due based upon progress billings, as well as retention, which are collectible upon completion of the contracts. Accounts payable to material suppliers and subcontractors are recorded for amounts currently due based upon work completed or materials received, as are retention due subcontractors, which are payable upon completion of the contract. General and administrative expenses are charged to operations as incurred and are not allocated to contract costs. Retention receivable is the amount withheld by a customer until a contract is completed. Retention receivables of $983 and $1,234 were included in the balance of trade accounts receivable as of September 30, 2019, and December 31, 2018, respectively.

The Company performs ongoing credit evaluation of its customers. Management monitors outstanding receivables based on factors surrounding the credit risk of specific customers, historical trends, age of receivables and other information, and records bad debts using the allowance method. Accounts receivable are presented net of an allowance of $350 at September 30, 2019, and $325, for doubtful accounts at December 31, 2018. During the three months ended September 30, 2019 and 2018, $25 and $(54) was recorded as bad debt expense, respectively. During the nine months ended September 30, 2019 and 2018, $67 and $36 was recorded as bad debt expense, respectively.

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

Concentration Risk

Cash includes amounts deposited in financial institutions in excess of insurable Federal Deposit Insurance Corporation (the “FDIC”) limits. At times throughout the year, the Company may maintain cash balances in certain bank accounts in excess of FDIC limits. As of September 30, 2019, the cash balance in excess of the FDIC limits was $2,404. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk in these accounts.

Inventory

Inventory is valued at the lower of cost or market and is determined by the first-in, first-out method. Inventory primarily consists of panels, inverters, and mounting racks and other materials. The Company also carries a reserve for inventory obsolescence that may arise from technological advancement or changes in government regulation. Inventory is presented net of an allowance of $50 at September 30, 2019, and $50 at December 31, 2018.

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

Depreciation expense for the three months ended September 30, 2019 and 2018 was $87 and $96, respectively. Depreciation expense for the nine months ended September 30, 2019 and 2018 was $269 and $289, respectively.

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

Advertising and Marketing

The Company expenses advertising and marketing costs as incurred. Advertising and marketing costs include primarily printed material, sponsorships, tradeshow costs, magazine, and catalog advertisement. Included within selling and marketing expenses are advertising and marketing costs for the three months ended September 30, 2019 and 2018 of $18 and $56, respectively. Advertising and marketing costs for the nine months ended September 30, 2019 and 2018 was $69 and $201, respectively.

Warranty Liability

The Company establishes warranty liability reserves to provide for estimated future expenses as a result of installation and product defects, product recalls and litigation incidental to the Company’s business. Liability estimates are determined based on management’s judgment, considering such factors as historical experience, the likely current cost of corrective action, manufacturers’ and subcontractors’ participation in sharing the cost of corrective action, and consultations with third party experts such as engineers. Solar panel manufacturers currently provide substantial warranties between ten to twenty-five years with full reimbursement to replace and install replacement panels while inverter manufacturers currently provide warranties covering ten to fifteen-year replacement and installation. The warranty liability for estimated future warranty costs is $411 and $321 at September 30, 2019 and December 31, 2018, respectively.

Stock-Based Compensation

The Company periodically issues stock options and warrants to employees and non-employees. The Company accounts for stock option and warrant grants issued and vesting to employees based on the authoritative guidance provided by the Financial Accounting Standards Board (the “FASB”) whereas the value of the award is measured on the date of grant and recognized over the vesting period. The Company accounts for stock option and warrant grants issued and vesting to non-employees in accordance with the authoritative guidance of the FASB whereas the value of the stock compensation is based upon the measurement date as determined at either a) the date at which a performance commitment is reached, or b) at the date at which the necessary performance to earn the equity instruments is complete. Non-employee stock-based compensation charges generally are amortized over the vesting period on a straight-line basis. In certain circumstances where there are no future performance requirements by the non-employee, option grants are immediately vested and the total stock-based compensation charge is recorded in the period of the measurement date.

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

A net loss causes all outstanding common stock options, warrants, convertible preferred stock, and convertible notes to be anti-dilutive. As a result, the basic and diluted losses per common share are the same for the three months and nine months ended September 30, 2019 and 2018, respectively.

As of September 30, 2019, the potentially dilutive securities that have been excluded from the computations of weighted average shares outstanding include 155,978 stock options, 11,904 restricted stock grants, and 428,143 warrants.

As of September 30, 2018, the potentially dilutive securities have been excluded from the computations of weighted average shares outstanding include 221,055 stock options, 37,699 restricted stock grants, 428,143 warrants, shares underlying convertible notes.

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

Fair Value of Financial Instruments

Disclosures about fair value of financial instruments, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of September 30, 2019, the amounts reported for cash, accrued interest and other expenses, and notes payable approximate the fair value because of their short maturities.

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

Management reviewed currently issued pronouncements during the nine months ended September 30, 2019, and believes that any other recently issued, but not yet effective, accounting standards, if currently adopted, would not have a material effect on the accompanying consolidated financial statements.

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

The following table represents a disaggregation of revenue by customer type from contracts with customers for the three months and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Agricultural, Commercial, and Industrial (ACI)	$8,898	$8,715	$21,497	$23,235
Public Works	4,137	4,613	10,042	14,511
Residential	4,512	4,953	13,931	13,976
Total	$17,547	$18,281	$45,470	$51,722

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

The following tables summarize the impact of the adoption of ASC 606 on our condensed consolidated statement of operations and condensed consolidated balance sheet for the three and nine months ended and as of September 30, 2018:

	Nine Months Ended September 30, 2018
		Without Adoption	Impact of Adoption
	As Reported	of ASC 606	of ASC 606
Revenue	$51,722	$50,306	$(1,416)
Cost of goods sold	43,048	42,323	(725)
Gross profit	$8,674	$7,983	$(691)

	Three Months Ended September 30, 2018
		Without Adoption	Impact of Adoption
	As Reported	of ASC 606	of ASC 606
Revenue	$18,281	$17,889	$(392)
Cost of goods sold	14,916	14,876	(40)
Gross profit	$3,365	$3,013	$(352)

	September 30, 2018
		Without Adoption	Impact of Adoption
	As Reported	of ASC 606	of ASC 606
Contract assets	$5,181	$5,315	$134
Contract liabilities	6,252	5,502	(750)

Contract assets represent revenue recognized in excess of amounts billed on contracts in progress. Contract liabilities represent billings in excess of revenue recognized on contracts in progress. At September 30, 2019 and December 31, 2018, the contract asset balances were $5,747 and $6,153, and the contract liability balances were $2,678 and $5,069, respectively.

4. Leases

The Company has operating leases for offices, warehouses, vehicles, and office equipment. The Company’s leases have remaining lease terms of 1 year to 5 years, some of which include options to extend.

The Company’s lease expense for the three months and nine months ended September 30, 2019 was entirely comprised of operating leases and amounted to $345 and $967, respectively. Operating lease payments, which reduced operating cash flows for the three months and nine months ended September 30, 2019 amounted to $345 and $967 respectively. The difference between the ROU asset amortization of $458 and the associated lease expense of $967 consists of interest, new vehicles, new facilities and lease extensions, office and office equipment leases originated during the first nine months of 2019.

Supplemental balance sheet information related to leases was as follows:

September 30, 2019
(in thousands)
Operating lease right-of-use assets	$1,695

Operating lease liabilities—short term	892
Operating lease liabilities—long term	803
Total operating lease liabilities	$1,695

As of September 30, 2019, the weighted average remaining lease term was 1.5 years and the discount rates for the Company’s leases was 10.0%.

Maturities for leases were as follows:

Operating Leases
(in thousands)
Remainder of 2019	$277
2020	913
2021	627
2022	33
2023	5
Thereafter	-
Total lease payments	$1,855
Less: imputed interest	160
Total	$1,695

5. LOANS PAYABLE

Plan B, a subsidiary of the Company, entered into a business loan agreement, prior to being acquired by the Company, with Tri Counties Bank dated March 14, 2014, in the original amount of $131 bearing interest at 4.95%. The loan agreement called for monthly payments of $2 and matured on March 14, 2019 when it was paid in full. Proceeds from the loan were used to purchase a pile driver and related equipment and was secured by the equipment. At September 30, 2019, there is no remaining loan balance.

Plan B entered into a business loan agreement prior to being acquired by the Company with Tri Counties Bank dated April 9, 2014, in the original amount of $250 bearing interest at 4.95%. The loan agreement called for monthly payments of $5, matured on April 9, 2019 when it was paid in full. Proceeds from the loan were used to purchase racking inventory and related equipment. The loan was secured by the inventory and equipment. At September 30, 2019, there is no remaining loan balance.

On January 5, 2016, the Company entered into a loan agreement for the acquisition of a pile driver in the principal amount of $182 bearing interest at 5.5%. The loan agreement calls for monthly payments of $4 and is scheduled to mature on January 15, 2020. The loan is secured by the equipment. The outstanding balance at September 30, 2019, is $17.

On September 8, 2016, the Company entered into a loan agreement for the acquisition of a pile driver in the principal amount of $174 bearing interest at 5.5%. The loan agreement calls for monthly payments of $4 and is scheduled to mature on September 15, 2020. The loan is secured by the equipment. The outstanding balance at September 30, 2019, is $46.

On November 14, 2016, the Company entered into a 0% interest loan agreement for the acquisition of an excavator in the principal amount of $59. The loan agreement calls for monthly payments of $1 and is scheduled to mature on November 13, 2020. The loan is secured by the equipment. The outstanding balance at September 30, 2019, is $17.

On December 23, 2016, the Company entered into a loan agreement for the acquisition of modular office systems and related furniture in the principal amount of $172 bearing interest at 4.99%. The loan agreement calls for 16 quarterly payments of $12 and is scheduled to mature in September 2020. The loan is secured by the equipment. The outstanding balance at September 30, 2019, is $47.

As of September 30, 2019 and December 31, 2018, loans payable (“Loans Payable”) are summarized as follows:

	September 30, 2019	December 31, 2018
Business loan agreement dated March 14, 2014	$-	$7
Business loan agreement dated April 9, 2014	-	19
Equipment notes payable	127	241
Subtotal	127	267
Less: Current position	(124)	(179)
Long-term position	$3	$88

6. ACQUISITION CONVERTIBLE PROMISSORY NOTES

On February 28, 2015, the Company issued a 4% convertible promissory note in the aggregate principal amount of $2,650 as part of the consideration paid to acquire 100% of the total outstanding stock of MD Energy. The note was convertible into shares of common stock on or after each of the following dates: November 30, 2015, November 30, 2016 and November 30, 2017. The conversion price was $18.20 per share. A beneficial conversion feature of $3,262 was calculated but capped at the $2,650 value of the note. The beneficial conversion feature was calculated by multiplying the difference between the fair value of stock at the date of the note, $40.60, less the conversion price of $18.20 multiplied by the maximum number of shares subject to conversion, 145,605. In November 2015, the Company issued 48,535 shares of common stock upon conversion of the principal amount of $883. Commencing on March 31, 2015, and each quarter thereafter during the first two (2) years of the note, the Company made quarterly interest only payments to the shareholder for accrued interest on the Note during the quarter. Commencing with the quarter ending on June 30, 2017, the Company began to make quarterly payments of interest accrued on the convertible note during the prior quarter plus $151 with the final payment of all outstanding principal and accrued but unpaid interest on the convertible note due and payable on February 28, 2020 (the maturity date). The debt discount is fully amortized and has zero balance at December 31, 2018. The Company recorded interest expense of $4 and $10 during the three months ended September 30, 2019 and 2018, respectively. The Company recorded interest expense of $17 and $35 during the nine months ended September 30, 2019 and 2018, respectively. The outstanding balances at September 30, 2019 and December 31, 2018 were $404 and $858, respectively.

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

7. CONVERTIBLE PROMISSORY NOTES

On January 31, 2014, the Company entered into a securities purchase agreement providing for the sale of a 10% convertible promissory note in the principal amount of up to $750 for consideration of $750. The proceeds were restricted and were used for the purchase of Solar United Network, Inc., now operating as Sunworks United. The note was convertible into shares of common stock of the Company at a price equal to a variable conversion price equal to the lesser of $9.10 per share, or fifty percent (50%) of the lowest trading price after the effective date. As of September 30, 2014, the note was exchanged for a new convertible note with a fixed conversion price of $2.37. Per ASC 815, the derivative liability on the note was extinguished and the new note was re-valued per ASC 470 as a beneficial conversion feature, which was expensed in the statement of operations during 2014. The note originally matured on October 28, 2014, was extended three months to January 31, 2015, was extended to September 30, 2016, and in March 2016 was subsequently extended to September 30, 2019 with zero interest. During the year ended December 31, 2016, the noteholder made a partial conversion of principal and accrued interest in the amount of $196 and $45 respectively in exchange for 101,656 shares of common stock, with a remaining principal balance of $554. During the year ended December 31, 2017, the noteholder made a partial conversion of principal in the amount of $505 in exchange for 213,441 shares of common stock, with a remaining principal balance of $49. During the year ended December 31, 2018, the noteholder made a partial conversion of principal in the amount of $49 and accrued interest of $69 in exchange for 49,873 shares of common stock, with a remaining principal balance of $0.

On February 11, 2014, the Company entered into a securities purchase agreement providing for the sale of a 10% convertible promissory note in the principal amount of $100. The note was convertible into shares of common stock of the Company at a price equal to a variable conversion price equal to the lesser of $9.10 per share, or fifty percent (50%) of the lowest trading price after the effective date. As of September 30, 2014, the note was exchanged for a new convertible note with a fixed conversion price of $2.37. Per ASC 815, the derivative liability on the note was extinguished and the new note was re-valued per ASC 470 as a beneficial conversion feature. The note matured on various dates from the effective date of each advance with respect to each advance. At the sole discretion of the lender, the lender was able to modify the maturity date to be twelve (12) months from the effective date of each advance. The note matured on various dates in 2014, and was extended to September 30, 2016, and in March 2016 was subsequently extended to September 30, 2019 with zero interest. The Company recorded no interest since March 2016.

The convertible promissory note balance at December 31, 2018 was $100. On April 10, 2019, all remaining principal and accrued interest due under the convertible promissory notes dated January 31, 2014 and February 11, 2014 were converted into 68,082 shares of common stock. The balances converted included $100 of principal and $61 of accrued interest with a remaining principal balance of $0.

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

On June 3, 2019, the Company entered into an amendment to its Loan Agreement (the “Amendment”), pursuant to which the maturity date of the $3,000 Senior Note and $750 Subordinated Note was extended from June 30, 2020 to January 31, 2021. In connection with entering into the Amendment, the Company agreed to issue to CrowdOut, as the holder of the Senior Note, 57,143 shares of common stock as an amendment fee (the “Amendment Fee”) pursuant to the Company’s shelf registration statement on Form S-3.

Based upon the closing price of the Company’s common stock on June 17, 2019, the day of issuance, the 57,143 shares are valued at $344. The $344 Amendment Fee plus $7 for CrowdOut Amendment related legal fees have been added to the debt issuance costs and are being amortized over the remaining life of the loan. The Notes may be prepaid in whole without the consent of the lender or in part with the consent of the lender. In the event the Notes are prepaid in full prior to the maturity date, the Company shall pay CrowdOut, as the holder of the Senior Notes an exit fee of $375 if prepaid prior to March 31, 2020 or $435 if prepaid after March 31, 2020 but prior to the maturity date. The Company is accruing the exit fee of $435 over the extended remaining life of the Loan Agreement and recognizing the exit fee as interest expense. For the three months ended September 30, 2019 and 2018, exit fee recorded as interest expense was $33 and $50, respectively. For the nine months ended September 30, 2019 and 2018, exit fee recorded as interest expense was $127 and $84, respectively.

In connection with the issuance of the Senior Notes, the Company entered into a security agreement (the “Security Agreement”) pursuant to which the Company granted to CrowdOut, as the holder of the Senior Notes a security interest in certain of the Company’s assets to secure the prompt payment, performance and discharge in full of all of the Company’s obligations under the Senior Notes. The Company also entered into a subordination agreement with the holders of the Subordinated Notes and the Senior Notes pursuant to which the Subordinated Notes are subordinated to the Senior Notes.

The Loan Agreement contains certain customary events of default including, but not limited to, default in payment of any sum payable thereunder, breaches of representations or warranties thereunder, the occurrence of an event of default under the transaction documents, change in control of the Company, filing of bankruptcy and the entering or filing of certain monetary judgments against the Company. Upon the occurrence of an event of default the outstanding principal amount of the Notes, plus accrued but unpaid interest and other amounts owing in respect thereof, shall become, at the giving of notice by CrowdOut, as the lender, immediately due and payable. Interest on overdue payments upon the occurrence of an event of default shall accrue interest at a rate equal to the lesser of 18% per annum or the maximum rate permitted under applicable law. An event of default, for which the Company obtained a waiver through September 16, 2019, was deemed to have occurred due to the Company’s failure to Maintain compliance with the Nasdaq Stock Market’s minimum bid price requirement. The minimum bid price requirement was achieved by an August 30, 2019 reverse stock split of the Company’s issued and outstanding common stock at a ratio of 1-for-7 which is described below in Note 9, as such no extension to the waiver was needed. Additionally, the Loan Agreement includes a subjective acceleration clause if a “material adverse effect” occurs in the Company’s business that could result in an event of default. The Company believes that the likelihood of the lender exercising this right is remote and have classified the debt as long term.

In conjunction with the Amendment to the Loan Agreement, the Company added another $351 to the original $118 of capitalized debt issuance costs. The unamortized portion of debt issuance costs total $389 and is being amortized over the life of the Loan Agreement and recognized as interest expense. The Promissory Note Payable balance is reported net of the unamortized portion of the debt issuance costs. The Company recorded amortization of the debt issuance cost of $61 and $105 as interest expense during the three months and nine months ended September 30, 2019. The Company recorded amortization of the debt issuance cost of $14 and $23 as interest expense during the three months and nine months ended September 30, 2018.

Promissory notes payable at September 30, 2019 and December 31, 2018 are as follows:

	September 30, 2019	December 31, 2018
Promissory notes payable	$3,750	$3,750
Less, debt issuance costs	(328)	(81)
Promissory notes payable, net	$3,422	$3,669

9. CAPITAL STOCK

At the Company’s Annual Meeting of Stockholders on August 7, 2019, the stockholders of the Company approved a reverse stock split of our issued and outstanding common stock at a ratio not less than 1-for-3 and not greater than 1-for-10. On August 29, 2019, the board of directors of the Company approved the reverse stock split at a ratio of 1-for-7 which went in to effect at the open of trading on August 30, 2019. At the effective time of the reverse stock split, every seven shares of issued and outstanding common stock was converted into one share of issued and outstanding common stock. The authorized shares of 200,000,000 and the par value of $0.001 remain the same. All shares and related financial information in this Form 10-Q is retroactively stated to reflect this 1-for-7 reverse stock split.

Common Stock

During the nine months ended September 30, 2019, 17,857 shares of common stock were issued to Charles Cargile pursuant to the terms of a restricted stock grant agreement (the “March 2017 RSGA”) effective March 29, 2017 which is described below in Note 10.

On April 10, 2019, the remaining principal of $100 and accrued interest of $61 due under the convertible promissory notes dated January 31, 2014 and February 11, 2014 were converted into 68,082 shares of common stock.

In connection with the June 3, 2019 Amendment to the Loan Agreement, the Company agreed to issue 57,143 shares of common stock to CrowdOut, as the holder of the $3,000,000 Senior Note. The shares were issued pursuant to the Company’s shelf registration on Form S-3 on June 17, 2019 at a market value of $344 based upon a closing price of $6.01 per common share. (See Note 8)

Pursuant to an At Market Issuance Sales Agreement (the “ATM Agreement”) with B. Riley FBR, Inc. (the “Agent”), the Company may offer and sell from time to time up to an aggregate of $15,000,000 of shares of the Company’s common stock, par value $0.001 per share (the “Placement Shares”), through the Agent.

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

Placement Shares sold between June 6, 2019 and September 30, 2019 total 845,975 shares. Total gross proceeds for the shares were $3,460, or $4.09 per share, as of September 30, 2019. Net proceeds, less issuance, costs were $3,264 or $3.86 per share as of September 30, 2019.

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

The Company has no obligation to sell any of the Placement Shares under the ATM Agreement, and may at any time suspend offers under the ATM Agreement or terminate the ATM Agreement. The Company intends to use the net proceeds from this offering for general corporate purposes, including, without limitation, sales and marketing activities, product development, making acquisitions of assets, businesses, companies or securities, capital expenditures, repayment of indebtedness, and for working capital needs.

Preferred Stock

On November 25, 2015, the Company designated 242,857 shares, of its authorized preferred stock as Series B Preferred Stock, $0.001 par value per share. Pursuant to the Certificate of Designation filed with the Secretary of State of the State of Delaware, and subject to the rights of any other series of preferred stock that may be established by the board of directors of the Company, holders of Series B Preferred Stock (the “Holders”) will have liquidation preference over the holders of the Company’s Common Stock in any distribution upon winding up, dissolution, or liquidation. Holders will also be entitled to receive dividends, if, when and as declared by the board of directors of the Company, which dividends shall be payable in preference and priority to any payment of any dividend to holders of Common Stock. Holders will be entitled to convert each share of Series B Preferred Stock into one share of Common Stock and will also be entitled to vote together with the holders of Common Stock on all matters submitted to shareholders at a rate of one vote for each share of Series B Preferred Stock. In addition, so long as at least 14,286 shares of Series B Preferred Stock are outstanding, the Company may not, without the consent of the Holders of at least a majority of the shares of Series B Preferred Stock then outstanding: (i) amend, alter or repeal any provision of the Certificate of Incorporation or bylaws of the Company or the Certificate of Designation so as to adversely affect any of the rights, preferences, privileges, limitations or restrictions provided for the benefit of the Holders or (ii) issue or sell, or obligate itself to issue or sell, any additional shares of Series B Preferred Stock, or any securities that are convertible into or exchangeable for shares of Series B Preferred Stock. 215,146 shares of Series B Preferred Stock, at a fair value of $4,500 were issued in December 2015 in connection with the acquisition of Plan B. On May 2, 2018, the Holders converted 215,146 shares of Series B Preferred Stock into the same number of shares of the Company’s Common Stock. As of December 31, 2018, there were no outstanding shares of Preferred Stock.

10. STOCK OPTIONS, RESTRICTED STOCK, AND WARRANTS

Options

As of September 30, 2019, the Company has 155,978 non-qualified stock options outstanding to purchase 155,978 shares of common stock, per the terms set forth in the option agreements. The stock options vest at various times and are exercisable for a period of five years from the date of grant at exercise prices ranging from $2.10 to $21.70 per share, the market value of the Company’s common stock on the date of each grant. The Company determined the fair market value of these options by using the Black Scholes option valuation model that uses assumptions for expected volatility, expected term, and the risk-free interest rate. Expected volatility is based on historical volatility of the Company’s common stock over the expected term of the options. The expected term of the options granted is derived using the “simplified method” which computes expected term as the average of the sum of the vesting term plus the contract term. The risk-free rate is based on the U.S. Treasury yield.

	September 30, 2019
	Number	Weighted average
	of Options	exercise price
Outstanding, beginning December 31, 2018	224,107	$12.08
Granted	48,564	2.77
Exercised	-	-
Forfeited	(116,693)	11.29
Outstanding, end of September 30, 2019	155,978	9.66
Exercisable at the end of September 30, 2019	88,502	13.54

During the three months ended September 30, 2019 and 2018, the Company charged a total of $37 and $89, respectively, to operations to recognize stock-based compensation expense for stock options. During the nine months ended September 30, 2019 and 2018, the Company charged a total of $147 and $314, respectively, to operations to recognize stock-based compensation expense for stock options.

Restricted Stock Grant to CEO

With an effective date of March 29, 2017, subject to the Sunworks, Inc. 2016 Equity Incentive Plan, (the “2016 Plan”) the Company entered into the March 2017 RSGA with its Chief Executive Officer, Charles Cargile. All shares issuable under the RSGA are valued as of the grant date at $10.50 per share. The RSGA provides for the issuance of up to 71,429 shares of the Company’s common stock. The restricted shares shall vest as follows: 23,810 of the restricted shares shall vest on the one year anniversary of the effective date, and the balance, or 47,619 restricted shares, shall vest in 24 equal monthly installments commencing after the one year anniversary of the effective date.

In the three months ended September 30, 2019 and 2018 stock-based compensation expense of $62 and $62, respectively was recognized for the March 2017 RSGA. In the nine months ended September 30, 2019 and 2018 stock-based compensation expense of $186 and $188, respectively was recognized for the March 2017 RSGA.

During the year ended December 31, 2013, the Company entered into an RSGA with its then Chief Executive Officer, James B. Nelson (the “December 2013 RSGA”), intended to provide and incentivize Mr. Nelson to improve the economic performance of the Company and to increase its value and stock price. All shares issuable under the RSGA were performance-based shares, valued as of the grant date at $3.29 per share. The RSGA provided for the issuance of up to 109,890 shares of the Company’s common stock to Mr. Nelson provided certain milestones are met in certain stages. As of September 30, 2014, two of the milestones were met, when the Company’s market capitalization exceeded $10 million and the consolidated gross revenue, calculated in accordance with GAAP, equaled or exceeded $10 million for the trailing twelve-month period. The Company issued 54,945 shares of common stock to Mr. Nelson at fair value of $180 during the year ended December 31, 2014. In conjunction with Mr. Nelson’s retirement in April 2018, the remaining 54,945 shares of the Company’s common stock vested and were issued to Mr. Nelson and $179 was expensed during the second calendar quarter of 2018.

In recognition of the efforts of James B. Nelson, the Company’s Chairman, in leading the Company through the uplisting and financing transaction consummated by the Company in 2015, on August 31, 2016, the Company granted Mr. Nelson a restricted stock grant of 35,715 shares of the Company’s common stock pursuant an RSGA on the terms of the 2016 Plan (the “August 2016 RSGA”). All shares issuable under the August 2016 RSGA are valued as of the grant date at $20.30 per share. The restricted stock grant to Mr. Nelson was to vest upon the earlier of (i) January 1, 2021, (ii) a Change of Control as defined in the 2016 Plan (iii) upon Mr. Nelson’s retirement or (iv) upon Mr. Nelson’s death. “Change of Control” as defined in the 2016 Plan means (i) a sale of all or substantially all of the Company’s assets or (ii) a merger with another entity or an acquisition of the Company that results in the existing shareholders of the Company owning less than fifty percent (50%) of the outstanding shares of capital stock of the surviving entity following such transaction. Mr. Nelson’s retirement in April 2018 resulted in the August 2016 RSGA being vested in full and $502 was expensed during the second calendar quarter of 2018.

In the three months ended September 30, 2019 and 2018, stock-based compensation expense of $0 and $0, respectively, was recognized for the August 2016 RSGA.

The total combined option and restricted stock compensation expense recognized, in the statement of operations, during the nine months ended September 30, 2019 and 2018 was $333 and $1,183, respectively.

Warrants

As of September 30, 2019, the Company had 428,143 common stock purchase warrants outstanding with an adjusted exercise price of $2.85 per share as of that date. The reduction in the exercise price is a result of the sale of Placement Shares pursuant to the ATM Agreement at prices less than the original $29.05 exercise price of the warrants. In accordance with the terms of the Warrant Agreement, the original $29.05 exercise price is reduced to a price equal to the aggregate consideration received divided by the number of additional shares of common stock issued. The warrants have an issuance date of March 9, 2015 and expire on March 9, 2020.

11. SUBSEQUENT EVENTS

Subsequent to September 30, 2019 and through October 30, 2019 the sale and issuance of Placement Shares pursuant to the ATM Agreement continued with 554,543 of additional common shares issued and outstanding resulting in net proceeds of $1,500. Further, 1,984 shares were issued under the March 2017 RSGA valued at $21.

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

On August 29, 2019, the board of directors of the Company approved the reverse stock split at a ratio of 1-for-7 which went in to effect at the open of trading on August 30, 2019, see Note 9. Share-related amounts have been retroactively adjusted in this report to reflect this reverse stock-split for all periods presented.

For the first nine months of 2019, approximately 69% of our 2019 revenue was from installations for the ACI and public works markets and approximately 31% of our revenue was from installations for the residential market.

For the first nine months of 2018, approximately 73% of our revenue was from installations for the ACI and public works markets and approximately 27% of our revenue was from installations for the residential market.

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

Stock-Based Compensation

We periodically issue stock options to employees and directors. We account for stock option grants issued and vesting to employees based on the authoritative guidance provided by the FASB whereas the value of the award is measured on the date of grant and recognized over the vesting period.

We account for stock grants issued to non-employees in accordance with the authoritative guidance of the FASB whereas the value of the stock compensation is based upon the measurement date as determined at either a) the date at which a performance commitment is reached, or b) at the date at which the necessary performance to earn the equity instruments is complete. Non-employee stock-based compensation charges generally are amortized over the vesting period on a straight-line basis. In certain circumstances where there are no future performance requirements by the non-employee, option grants are immediately vested and the total stock-based compensation charge is recorded in the period of the measurement date.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2019 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2018

REVENUE AND COST OF GOODS SOLD

For the three months ended September 30, 2019, revenue decreased 4.0% to $17,547 compared to $18,281 for the three months ended September 30, 2018. Cost of goods sold for the three months ended September 30, 2019 was $14,547, or 2.5% below the $14,916 reported, for the three months ended September 30, 2018.

Lower construction costs partially offset the lower revenue resulting in a gross profit of $3,000 for the quarter ended September 30, 2019. This compares to $3,365 of gross profit for the same quarter of the prior year, or a decrease in gross profit of $365. The gross margin was 17.1% in the third quarter of 2019 compared to 18.4% in the same quarter of 2018. Approximately 74% of revenue in the third quarter of 2019 was from installations for the ACI and public works markets compared to 73% of revenue in the same period the prior year.

SELLING AND MARKETING EXPENSES

For the three months ended September 30, 2019, selling and marketing (“S&M”) expenses were $761 compared to $891 for the three months ended September 30, 2018. As a percentage of revenue, S&M expenses were 4.3% of third quarter revenue in 2019 compared to 4.9% in the third quarter of 2018. Third quarter 2019 S&M expenses were $130 less than the same period in the prior year. Most of the decrease resulted from a reduction in personnel in the sales and sales support functions, lower commission and promotion expenses and lower advertising expenses. We continue to refine our marketing efforts, third-party revenue generators, and tracking systems with the goal of minimizing customer acquisition costs.

GENERAL AND ADMINISTRATIVE EXPENSES

Total general and administrative (G&A) expenses were $3,006 for the three months ended September 30, 2019, compared to $2,399 for the three months ended September 30, 2018, an increase of $607. The $607 is the result of a 2018 bonus accrual reversal of $97 and a 2018 reduction in the bad debt allowance of $54 resulting from the recovery of a fully reserved prior bad debt. In addition, for the third quarter of 2019, there were increases in general and labor related legal fees of $271, payroll and benefits of $103, recruiting fees of $27, and software expenses of $36 with all other expenses resulting in a net increase of $18. We do not anticipate anticipated that the labor related legal and recruiting expenses incurred in the third quarter will recur in the fourth quarter of 2019.

Minimizing our overhead burden, without compromising the ability to operate effectively has been, and continues to be, an emphasis.

STOCK-BASED COMPENSATION EXPENSES

During the three months ended September 30, 2019 we incurred $99 in total non-cash stock-based compensation expense compared to $151 for the same period in the prior year.

Stock-based compensation includes $62 for the three months ended September 30, 2019 and 2018 for the March 2017 grant of 71,429 restricted shares to our CEO at the per share value at the date of grant of $10.50. This grant is being expensed on a straight-line basis over 36 months, with 6 months of expense remaining.

Stock-based compensation, excluding restricted stock grant agreements, related to employee and director options totaled $37 and $89 for the three months ended September 30, 2019 and 2018, respectively.

DEPRECIATION AND AMORTIZATION

Depreciation and Amortization expenses for the three months ended September 30, 2019 were $87 compared to $96 for the same period in the prior year. Depreciation and Amortization expenses decreased primarily due to the depreciable life of assets having been met since the January 2014 acquisition of Solar United Network which now operates as Sunworks United.

OTHER (INCOME) EXPENSES

Total other (income) expenses were $231 for the three months ended September 30, 2019, compared to $204 for the same three months in 2018. Interest expense for the quarter ended September 30, 2019, was $213 primarily related to the interest paid on the $3.75 million Promissory Note from CrowdOut plus the amortization of the $435 exit fee, the origination fees and extension fees all of which are shown as interest expense. Interest expense for the quarter ended September 30, 2018 was $191. Refer to Note 5, “Loans Payable” and Note 8, “Promissory Note Payable” for further information.

NET LOSS

The net loss for the three months ended September 30, 2019 was $1,184 compared to a net loss of $376 for the three months ended September 30, 2018.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2018

REVENUE AND COST OF GOODS SOLD

For the nine months ended September 30, 2019, revenue decreased 12.1% to $45,470 compared to $51,722 for the nine months ended September 30, 2018. Cost of goods sold for the nine months ended September 30, 2019, was $39,486, or 8.3% below the $43,048 reported for the nine months ended September 30, 2018.

The lower revenue and higher construction costs during the first nine months of the year resulted in a gross profit of $5,984 for the nine months ended September 30, 2019. This compares to $8,674 of gross profit for the same period of the prior year. The gross margin was 13.2% in the first nine months of 2019 compared to 16.8% in the same nine month period of 2018. Approximately 69% of revenue in the first nine months of 2019 was from installations for the ACI and public works markets compared to 73% of revenues in the same period the prior year.

Revenue and gross profit in the first nine months of 2019 were negatively impacted by seasonally rainy conditions, during the first 3 months of the year which prohibited installation activity for many of the larger agriculture and commercial projects. In addition, during the first quarter of 2019, we experienced a number of negative impacts to gross profit including, unexpected rework on a number of projects leading to cost overruns, and a number of customer concessions for construction delays. We also incurred expenses in the first quarter for renegotiation and cancellation of several of the older projects agreed to in prior years. Although some of these costs may be recoverable in the future, such recovery is uncertain. Some of these costs have been recovered by change orders received during the second quarter. Any future recoveries of these costs would be expected to be reported in the periods in which they are finalized.

SELLING AND MARKETING EXPENSES

For the nine months ended September 30, 2019, S&M expenses were $2,147 compared to $3,048 for the nine months ended September 30, 2018. As a percentage of revenue, S&M expenses were 4.7% of the first nine months revenue in 2019 compared to 5.9% of the same period of 2018. The S&M expenses were $901 less than the same period in the prior year. Most of the decrease resulted from a reduction in personnel the sales and sales support functions, lower commission and promotion expenses and lower advertising expenses. We continue to refine our marketing efforts, third-party revenue generators, and customer tracking systems with the goal of minimizing customer acquisition costs, improving customer communication and customer referrals.

GENERAL AND ADMINISTRATIVE EXPENSES

Total G&A expenses were $8,365 for the nine months ended September 30, 2019, compared to $7,666 for the nine months ended September 30, 2018. G&A expenses increased by $699 from the prior year period. The $699 is the result of a 2018 bonus accrual reversal of $247 and a 2018 reduction in the bad debt allowance of $31 primarily resulting from the recovery of a fully reserved prior bad debt. In addition, for 2019, there were increases in general and labor related legal fees of $292, payroll and benefits of $162, recruiting fees of $27, and software expenses of $73. These cost increases were offset by decreases of $111 of travel and $108 of other professional service fees, with all other expenses resulting in a net increase of $86. We do not anticipate that the labor related legal expenses and recruiting expenses incurred in the third quarter will recur in the fourth quarter of 2019.

Reducing our overhead burden, without compromising the ability to operate effectively has been, and continues to be, an emphasis.

STOCK-BASED COMPENSATION EXPENSES

During the nine months ended September 30, 2019 we incurred $333 in total non-cash stock-based compensation expense compared to $1,183 for the same period in the prior year.

For 2018, approximately $460 of stock-based compensation was for the August 31, 2016 grant of 35,715 restricted shares to our former Chairman at the per share value at the date of grant of $20.30. This grant was previously expensed on a straight-line basis over 52 months but was accelerated and vested in full upon his retirement in April 2018.

In the second quarter of 2018, approximately $180 of stock-based compensation was for the September 23, 2013 grant of 54,945 restricted shares to our former Chairman at the per share value at the date of grant of $3.29. This grant was fully vested and issued in conjunction with his retirement.

Stock-based compensation includes $186 for the nine months ended September 30, 2019 and 2018 for the March 2017 grant of 71,429 restricted shares to our CEO at the per share value at the date of grant of $10.50. This grant is being expensed on a straight-line basis over 36 months, with 6 months of expense remaining.

Stock-based compensation, excluding restricted stock grant agreements, related to employee and director options totaled $147 and $314 for the nine months ended September 30, 2019 and 2018, respectively.

DEPRECIATION AND AMORTIZATION

Depreciation and Amortization expenses for the nine months ended September 30, 2019 were $269 compared to $289 for the same period in the prior year. Depreciation and Amortization expenses decreased primarily due to the depreciable life of assets having been met since the January 2014 acquisition of Solar United Network which now operates as Sunworks United.

TOTAL OTHER EXPENSES

Total other expenses were $666 for the nine months ended September 30, 2019, compared to $379 for the same nine months in 2018. Interest expense for the first nine months of 2019 was $654 primarily related to the interest paid on the $3.75 million Promissory Note from CrowdOut plus the amortization of the $435 exit fee and the origination fees and extension fees all of which are shown as interest expense. Interest expense for the first nine months of 2018 was $353 and was the result of the interest owed for the first five months of the new Promissory Note, amortization of the exit and origination fees plus interest on Loans Payable for equipment financing. Refer to Note 5, “Loans Payable” and Note 8 “Promissory Note Payable” for further information.

NET LOSS

The net loss for the nine months ended September 30, 2019 was $5,796 compared to a net loss of $3,891 for the nine months ended September 30, 2018.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Capital Resources

We had $2,157 in unrestricted cash at September 30, 2019, as compared to $3,628 at December 31, 2018. Our recent cash and liquidity position were negatively impacted by our seasonally weak first quarter and lower operating profits in the second and third quarters. Our reduction in unrestricted cash from operations during the nine months ended September 30, 2019 was offset by cash proceeds from our at-the-market securities offering, or ATM. We received net proceeds of $3,264 from sales of securities under our ATM during the period between June 6, 2019 and September 30, 2019.  We believe that the aggregate of our existing cash and cash equivalents, in addition to funds expected to be generated from operations and through our ATM will be adequate for us to maintain sufficient liquidity and cash for operations during the next twelve months or more. Currently, we cannot be certain of our ability to conduct any type of financing in the future, including our ATM, or the terms and conditions, or actual timing, of any other equity financing or debt financing. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience dilution. Debt financing may involve agreements that include high interest costs and restrictive covenants. If we are unable to raise additional capital when required or on acceptable terms, we may have to adjust our cost structure and/or delay execution of projects in backlog.

As of September 30, 2019, our working capital surplus was $1,138 compared to a working capital surplus of $3,791 at December 31, 2018. The surplus is lower by $892 as a result of the non-cash implementation of ASU 2016-02 which requires the Company to show a current liability for future operating lease obligations on its balance sheet for the first time.

The Loan Agreement for the Promissory Notes Payable contains a subjective acceleration clause based on the lender determining, in the exercise of its reasonable discretion, that a “material adverse effect” in our business has occurred. If this clause is applied, and the lender declares that an Event of Default has occurred, the outstanding indebtedness would likely become immediately due. Although we believe that the likelihood of the lender exercising this right is unlikely, there can be no assumption that the lender would not declare an Event of Default. Refer to Note 8, “Promissory Notes Payable” for further information.

During the nine months ended September 30, 2019, we had $4,237 of cash used in operating activities compared to $5,956 used in operating activities for same period in 2018. The cash used in operating activities was primarily the result of the current year net loss combined with increases in contract liabilities and deposits for materials. The cash impact of the net loss was offset by a reduction in inventory, collection of cash from accounts receivables, increases in customer deposits and decreases in contract assets, together with extension in accounts payable and accrued liabilities.

Net cash used in investing activities for the nine months ended September 30, 2019 and 2018 was insignificant.

Net cash provided by financing activities during the nine months ended September 30, 2019 was $2,670. The cash was used for working capital, to pay principal payments on the acquisition convertible promissory notes and existing vehicle and equipment debt. Net cash received through the ATM totaled $3,264.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal third quarter ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit No.	Description

10.1	Form of Indemnification Agreement
31.1*	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
31.2*	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document.
101.SCH**	XBRL Taxonomy Extension Schema Document.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith

**	Furnished herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Roseville, State of California, on October 31, 2019.

Sunworks, Inc.

Date: October 31, 2019	By:	/s/ Charles F. Cargile
Charles F. Cargile, Chief Executive Officer
(Principal Executive Officer)

Date: October 31, 2019	By:	/s/ Paul C. McDonnel
Paul C. McDonnel, Interim Chief Financial Officer
(Principal Financial and Accounting Officer)

