Form 10-K
period 2019-12-31
Sunworks, Inc.
filed 2020-03-30
CIK 1172631

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[X]	Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the fiscal year ended December 31, 2019

OR

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from __________ to __________

Commission File No. 001-36868

SUNWORKS, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	01-0592299
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1030 Winding Creek Road, Suite 100 Roseville, CA	95678
(Address of principal executive office)	(Zip Code)

Registrant’s telephone number, including area code (916) 409-6900

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, Par Value $0.001	SUNW	The NASDAQ Stock Market LLC
(Title of class)	(Trading Symbol(s))	(Name of exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and, (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has filed the interactive data exhibits required to be filed during the past 12 months (or shorter applicable period). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the common stock held by non-affiliates as of June 30, 2019 was $14.1 million.

The outstanding number of shares of common stock as of March 30, 2020 was 16,628,992.

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

These risks and uncertainties include but are not limited to:

●	our limited operating history;
●	our ability to raise additional capital to meet our financial commitments and objectives;
●	our ability to compete in the solar power industry;
●	our ability to sell solar power systems;
●	our ability to arrange financing for our customers;
●	government incentive programs related to solar energy;
●	our ability to increase the size of our company and manage growth;
●	our ability to acquire and integrate other businesses;
●	disruptions to our business from protective tariffs on imported components, supply shortages and/or fluctuations in pricing;
●	disruptions to our supply chain due to the impact of COVID-19 (Coronavirus);
●	our ability or inability to attract and/or retain competent employees;
●	relationships with employees, consultants, customers, and suppliers; and
●	the concentration of our business in one industry in limited geographic areas.

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

We provide photovoltaic (“PV”) based power systems for the agricultural, commercial, industrial (“ACI”), public works, and residential markets in California, Nevada, Massachusetts, Oregon, New Jersey and Hawaii. We have direct sales and/or operations personnel in California, Massachusetts, and Oregon. Through our operating subsidiaries, we design, arrange financing, integrate, install, and manage systems ranging in size from 2kW (kilowatt) for residential projects to multi MW (megawatt) systems for larger ACI and public works projects. ACI installations have included installations at office buildings, manufacturing plants, warehouses, service stations, churches, and agricultural facilities such as farms, wineries, and dairies. Public works installations have included school districts, local municipalities, federal facilities and higher education institutions. We provide a full range of installation services to our solar energy customers including design, system engineering, procurement, permitting, construction, grid connection, warranty, system monitoring and maintenance.

We currently operate in one segment based upon our organizational structure and the way in which our operations are managed and evaluated. Approximately 69% of our 2019 revenue was from sales to the ACI and public works markets, and approximately 31% of our revenue was from sales to the residential market. Approximately 72% of our 2018 revenue was from sales to the ACI and public works markets, and approximately 28% of our revenue was from sales to the residential market.

At our Annual Meeting of Stockholders on August 7, 2019, the stockholders of the Company approved a reverse stock split of our issued and outstanding common stock at a ratio not less than 1-for-3 and not greater than 1-for-10. On August 29, 2019, our board of directors approved the reverse stock split at a ratio of 1-for-7 which went into effect at the open of trading on August 30, 2019. At the effective time of the reverse stock split, every seven shares of our issued and outstanding common stock were converted into one share of our issued and outstanding common stock. The authorized shares of 200,000,000 and the par value of $0.001 remain the same. All shares and related financial information in this Annual Report on Form 10-K is retroactively stated to reflect this 1-for-7 reverse stock split.

Strategy

Our strategy for near-term growth is focused on organic growth through continued expansion in California augmented by growth in other U.S. geographies. In the longer-term, we believe that the competitors in the solar industry will consolidate and that we will be able to enhance our growth and scale through accretive acquisitions. With scalable administrative and operational infrastructure in place, we believe our current approach for organic growth will lead to increased profitability and positive cash generation. We anticipate taking advantage of the long-term growth in the solar market as well as gaining market share relative to competitors. Additionally, we continue to evaluate various synergistic acquisitions.

In our residential business, we continue our methods of acquiring customers, which includes collaborating with third party residential sales companies. We believe that the scarce resource in the residential solar industry is quality, economic installations in which customers can trust. We provide outstanding operations and customer support, as well as a competitive product warranty, which drives demand for our branded installations. We believe this allows our sales partners to sell with confidence knowing that they are backed by installation and operations on which they can rely. Our relationships with strong residential sales organizations are enhanced by our referral business through our “Power Pay” program.

Company Operations

Employees

As of December 31, 2019, we employed approximately 178 full-time employees. However, in response to the economic downturn, and the uncertain impact of COVID-19 on our business, we adjusted our headcount. As of March 30, 2020, we employ approximately 98 full-time employees, 27 part-time employees and 37 employees on temporary layoff. A large percentage of the reductions in work force are intended to be temporary, but the duration of such temporary reductions, and the portion of which temporary reductions, if any, become permanent, is unknown and will depend on the severity of the impact of COVID-19 on our business. We also utilize outside subcontractors to assist with installing solar systems for our commercial and residential customers. Our direct installation labor is a combination of employees and contract labor.

Sales and Marketing

As of December 31, 2019, we had approximately 17 employees primarily focused on sales, sales support and marketing in California, Massachusetts, and Oregon. However, in response to the economic downturn, and the uncertain impact of COVID-19 on our business, as of March 30, 2020, we employed 11 employees primarily focused on sales, sales support and marketing in those states.

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

Financing

To promote sales, we assist customers in obtaining financing. Our objective is to arrange the most flexible terms that meet the needs and wants of the customer. Although we do not provide financing ourselves, we have relationships to arrange financing with numerous private and public sources.

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

We also utilize strategic partnerships with subcontractors for electrical installations, for racking and solar panel installations, as well as numerous subcontractors for grading, landscaping, and construction for our large ACI and public works projects.

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

Even with controlling every aspect of the installation process, the ability to perform on a contract is subject to limitations. There remain jurisdictional approval processes outside our immediate control including, but not limited to, approval processes required by cities, counties, states or the Federal government or one of their agencies. Other aspects outside of our direct control include approvals from various utility companies and weather conditions.

After-Sales Support

It is our intent to provide continuing operation and maintenance services for our installed residential and commercial PV systems. We provide extended factory equipment technical support and act as a service liaison using our proprietary knowledge, technology, and solar electric energy engineering staff. We do this through a Limited Workmanship Warranty and Operations and Maintenance Program, which among other things provides a service and technical support line to our customers. We generally respond to our job site related issues within 24 hours and we strive to offer assistance as long as required to maintain customer satisfaction. Our price to customers includes this warranty, which includes the pass through of various manufacturers’ warranties.

Facilities

We maintain sales and installation offices in Roseville, Rocklin, Durham, Campbell (San Jose), Tulare, and Riverside, California, and in White City, Oregon. We lease all our offices and facilities.

Customers

The majority of our revenue comes from installations in California with a smaller amount in Nevada, Massachusetts, Oregon, Hawaii and New Jersey. Approximately 69% of our revenue in 2019 was in the ACI and public works markets, down from 72% in 2018. Approximately 31% of revenue was generated by residential installations, up from 28% in 2018. We expect that these percentages will vary from year to year.

We install systems for the ACI market and for public works projects. We define small commercial and public works projects as the installation of systems under 100kW, whereas large projects involve the installation of systems greater than 100kW. Solar projects have received limited financing from traditional lending sources, but we are encouraged by municipal PACE programs in California which have drawn funding sources such as Ygrene Energy Fund into the financing of energy projects. Public works projects are frequently financed through various PPA arrangements, often in conjunction with SPURR (School Project for Utility Rate Reduction) programs, a Joint Powers Authority in California. Cycle times vary from twenty weeks to more than a year, which is a common cycle for commercial and public works projects. Larger projects typically have a longer cycle time than smaller projects. Agricultural system sizes vary significantly within this sector and can range from 10kW to multiple megawatts. Agricultural loans to farmers and tax-oriented leases are the primary funding sources within the industry. Similar to commercial installations, cycle times for agricultural projects may commonly range from twenty weeks to more than a year depending upon the authority having jurisdiction, the existing utility infrastructure and the various approvals required.

Our residential operations address the needs of property owners installing systems typically smaller than 20kW. The typical residential system installed is about 6kW with an average cycle time of 45 days or less. There is an increased demand for systems with batteries, and we fill those customer needs as well. We facilitate purchase or lease financing and offer multiple product options to fit the specific needs of each customer.

Competitors

In the solar installation market, we compete with companies that offer products similar to ours. Some of these companies have greater financial resources, operational experience, and technical capabilities than we do. When bidding for solar installation projects, however, our current experience suggests that there is no clear dominant or preferred competitor in the markets in which we compete. We do not believe that any competitor has more than 10% of the market across all the areas in which we operate. We compete with other solar installers on pricing, service, warranty, and the ability to arrange financing. On a global scale, we also compete, on a cost basis, with traditional utilities that supply electricity to our potential customers and with companies that are not regulated like traditional utilities but that have access to the traditional utility electricity transmission and distribution infrastructure pursuant to state and local pro-competitive and consumer choice policies. Our advantage over traditional utilities is that we offer customers the opportunity to create their own electricity and reduce dependency from the traditional electrical grid.

Seasonality

Our revenue is impacted by seasonal weather patterns. In addition, some customers push to complete projects by the end of a calendar year to realize the benefits of available subsidy programs prior to year-end. The first quarter in California often has rain, which also reduces our ability to install and recognize revenues in that quarter relative to the remainder of the year.

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

Our operations are subject to stringent and complex federal, state and local laws, including regulations governing the occupational health and safety of our employees and wage regulations. For example, we are subject to the requirements of the federal and California Occupational Safety and Health Act, as amended (“OSHA”), the U.S. Department of Transportation (“DOT”), and comparable state laws that protect and regulate employee health and safety.

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

The Federal government offered a 30% Investment Tax Credit (‘ITC’) in 2019. The ITC is currently 26% under Section 48(a) of the Internal Revenue Code, for the installation of certain solar power facilities until December 31, 2020, after which it will fall to 22% in 2021 and 10% in 2022 and 10% for commercial credit thereafter.

The economics of purchasing a solar energy system are also improved by eligibility for accelerated depreciation, also known as the modified accelerated cost recovery system (“MACRS”) depreciation, which allows for the depreciation of equipment according to an accelerated schedule set forth by the Internal Revenue Service. The acceleration of depreciation creates a valuable tax benefit that reduces the overall cost of the solar energy system and increases the return on investment.

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

Available Information

We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission, referred to herein as the SEC. Our SEC filings, including our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act are available to the public free of charge over the Internet at our website at http://www.sunworksusa.com or at the SEC’s web site at http://www.sec.gov. Our SEC filings will be available on our website as soon as reasonably practical after we have electronically filed or furnished them to the SEC. Information contained on our website is not incorporated by reference into this 10-K. You can view our Code of Conduct and Ethics and the charters for each of our committees of our Board of Directors free of charge on the investor relations section of our website under corporate governance.

Recent Developments

Pursuant to an At Market Issuance Sales Agreement (the “ATM Agreement”) with B. Riley FBR, Inc. (the “Agent”) we may offer and sell from time to time up to an aggregate of $15,000,000 of shares of our common stock, par value $0.001 per share (the “Placement Shares”), through the Agent. In 2019, we sold 2,920,968 Placement Shares under the ATM Agreement with gross proceeds of $7,023. Since January 1, 2020 until March 30, 2020, we have sold an additional 9,817,343 Placement Shares resulting in additional gross proceeds of $7,976. No further Placement Shares will be sold under the ATM Agreement.

On January 29, 2020, we entered into a Loan Amendment with CrowdOut Capital, Inc. and paid $1.5 million of the $3.0 million outstanding on the Senior Notes held by CrowdOut Capital, Inc.

On March 11, 2020, the World Health Organization declared a pandemic related to the rapidly spreading coronavirus (“COVID-19”) outbreak, which has led to a global health emergency. The extent of the public-health impact of the outbreak is currently unknown and rapidly evolving and the related health crisis could adversely affect the global economy, resulting in an economic downturn that could impact demand for our products and services.

In addition, we rely on third-party suppliers and manufacturers in China. This outbreak has resulted in the extended shutdown of certain businesses in Asia, which may in turn result in disruptions or delays to our supply chain. These disruptions may include temporary closure of third-party supplier and manufacturer facilities, interruptions in product supply or restrictions on the export or shipment of our products. Any disruption of our suppliers and their contract manufacturers will likely adversely impact our revenues and operating results.

The future impact of the outbreak is highly uncertain and cannot be predicted. In response to the economic downturn, and the uncertain impact of COVID-19 on our business, we have implemented proactive steps to try and protect our business, including but not limited to: on March 23, 2020, terminating or temporarily laying off 59 employees, representing a 33% reduction from the beginning of the year headcount; reducing an additional 23 employees to part time; and temporarily eliminating salaries for members of our board of directors and our Chief Executive Officer and reducing other management individual’s salaries by at least 50%.

On March 13, 2020, we received a letter from The Nasdaq Stock Market LLC (“NASDAQ”) indicating that we have failed to comply with the minimum bid price requirement of Nasdaq Listing Rule 5550(a)(2). Nasdaq Listing Rule 5550(a)(2) requires that companies listed on the Nasdaq Capital Market maintain a minimum closing bid price of at least $1.00 per share. Under Nasdaq Listing Rule 5810(c)(3)(A), we have a 180 calendar day grace period to regain compliance by meeting the continued listing standard. To regain compliance, the closing bid price of the Company’s common stock must meet or exceed $1.00 per share for a minimum of ten consecutive business days during this grace period. We are monitoring the bid price of our common stock and will consider options available to us to achieve compliance.

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

Although we were formed in January 2002, we did not begin selling solar systems until we acquired Solar United Network, Inc. in January 2014. We acquired MD Energy in March 2015 and Plan B Enterprises in December 2015. Management believes that our success depends in large part on our ability to continue to successfully sell solar systems in California and other states against determined competition, and to consummate synergistic acquisitions. We cannot assure that we will operate profitably or that we will have adequate working capital to meet our obligations as they become due.

We have incurred significant losses since inception.

We had an accumulated deficit of $72,473,000 and $63,510,000 as of December 31, 2019 and December 31, 2018, respectively. We incurred annual operating losses from our inception. We anticipate becoming profitable as we reduce our costs and increase our installation revenues. However, there can be no assurances that these actions will result in sustained profitability. We are subject to all the risks incidental to the sales, development and costs of construction of new solar energy revenues, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business.

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

Risks Related to Our Business and Industry

Our business is subject to risks arising from epidemic diseases, such as the recent outbreak of the COVID-19 illness.

The recent outbreak of COVID-19, which has been declared by the World Health Organization to be a pandemic, has spread across the globe and is impacting worldwide economic activity. A pandemic, including COVID-19 or other public health epidemic, poses the risk that we or our employees, contractors, suppliers, and other partners may be prevented from conducting business activities for an indefinite period of time, including due to spread of the disease within these groups or due to shutdowns that may be requested or mandated by governmental authorities. While it is not possible at this time to estimate the impact that COVID-19 could have on our business, the continued spread of COVID-19 and the measures taken by the governments of countries affected (including federal, state and local directives to remain at home or forced business closures) could disrupt our supply chain and the manufacture or shipment of materials used in operations, disrupt our labor workforce, disrupt our ability to mobilize employees and sub-contractors to perform installations, cause the possible decline in market demand resulting from competing customer priorities for capital, and adversely impact our business, financial condition or results of operations. The COVID-19 outbreak and mitigation measures may also have an adverse impact on global economic conditions which could have an adverse effect on our business and financial condition. The extent to which the COVID-19 outbreak impacts our results will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of the virus and the actions to contain its impact.

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

The market for solar power products is emerging and rapidly evolving, and its future success is uncertain. If solar power technology proves unsuitable for widespread commercial deployment or if demand for solar power products fails to develop sufficiently, we would be unable to generate enough revenues to achieve and sustain profitability and positive cash flow. The factors influencing the widespread adoption of solar power technology include but are not limited to:

●	cost-effectiveness of solar power technologies as compared with conventional and non-solar alternative energy technologies;
●	performance and reliability of solar power products as compared with conventional and non-solar alternative energy products;
●	fluctuations in economic and market conditions which impact the viability of conventional and non-solar alternative energy sources, such as increases or decreases in the prices of oil and other fossil fuels;
●	availability and economics of battery storage and co-generation technology;
●	continued deregulation of the electric power industry and broader energy industry; and
●	availability of governmental subsidies and incentives.

Our business currently benefits from the availability of rebates, tax credits and other financial incentives. The expiration, elimination or reduction of these rebates, credits and incentives would adversely impact our business.

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

U.S. Treasury grants are no longer available for new solar energy systems. Changes in existing law and interpretations by the Internal Revenue Service and the courts could reduce the willingness of funding sources to provide funds to customers of these solar energy systems. We cannot assure you that this type of financing will be available to our customers. If, for any reason, we are unable to find financing for solar energy systems, we may no longer be able to provide solar energy systems to new customers on an economically viable basis. This would have a negative impact on our business, financial condition, and results of operations.

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

If we are unable to complete in the market, it will have a negative impact on our business, financial condition, and results of operations.

Adverse economic conditions may have negative consequences on our business, results of operations and financial condition.

Unpredictable and unstable changes in economic conditions, including recession, inflation, increased government intervention, or other changes, may adversely affect our general business strategy. We rely upon our ability to generate additional sources of liquidity and we may need to raise additional funds through public or private debt or equity financings in order to fund existing operations or to take advantage of opportunities, including acquisitions of complementary businesses or technologies. Any adverse event would have a negative impact on our business, results of operations and financial condition.

Our business is concentrated in certain markets, putting us at risk of region-specific disruptions.

As of December 31, 2019, a vast majority of our total installations were in California and Nevada. We maintain offices in California and Oregon. We expect our near-term future growth to occur in California, Massachusetts, Nevada, New Jersey and New York, and to further expand our customer base and operational infrastructure. Accordingly, our business and results of operations are particularly susceptible to adverse economic, regulatory, political, weather and other conditions in such markets and in other markets that may become similarly concentrated.

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

We plan to grant stock options, restricted stock grants, or other forms of equity awards in the future as a method of attracting and retaining employees, motivating performance, and aligning the interests of employees with those of our shareholders. If we are unable to implement and maintain equity compensation arrangements that provide sufficient incentives, we may be unable to retain our existing employees and attract additional qualified candidates. If we are unable to retain our existing employees and attract additional qualified candidates, our business and results of operations could be adversely affected. Currently the exercise prices of all outstanding stock options are greater than the current stock price.

In addition, we have reduced our workforce significantly from 178 full-time employees as of December 31, 2019 to 162 employees as of March 30, 2020, of which 98 are full-time, 37 are on temporary layoff and another 27 are now part-time and implemented other cost saving activities. These actions could lead to disruptions in our business, reduced employee morale and productivity, increased attrition, and problems with retaining existing and recruiting future employees.

We may not successfully implement our business model.

Our business model is predicated on our ability to provide solar systems at a profit, and through organic growth, geographic expansion, and strategic acquisitions. We intend to continue to operate as we have previously with sourcing and marketing methods that we have used successfully in the past. However, we cannot assure that our methods will continue to attract new customers in the very competitive solar systems marketplace.

In the event our customers resist paying the prices projected in our business plan to purchase solar installations, our business, financial condition, and results of operations will be materially and adversely affected.

We may not be able to effectively manage our growth.

Our future growth, if any, may cause a significant strain on our management and our operational, financial, and other resources. Our ability to manage our growth effectively will require us to implement and improve our operational, financial, and management systems and to expand, train, manage, and motivate our employees. These demands may require the hiring of additional management personnel and the development of additional expertise by management. Any increase in resources used without a corresponding increase in our operational, financial, and management systems could have a negative impact on our business, financial condition, and results of operations.

We may not realize the anticipated benefits of future acquisitions, and integration of these future acquisitions which may disrupt our business and management.

In the future, we may acquire additional companies, project pipelines, products or technologies or enter into joint ventures or other strategic initiatives. We may not realize the anticipated benefits of these future acquisitions, and any acquisition has numerous risks. These risks include the following:

●	difficulty in assimilating the operations and personnel of the acquired company;
●	difficulty in effectively integrating the acquired technologies or products with our current technologies;
●	difficulty in maintaining controls, procedures and policies during the transition and integration;
●	disruption of our ongoing business and distraction of our management and employees from other opportunities and challenges due to integration issues;
●	difficulty integrating the acquired company’s accounting, management information, and other administrative systems;
●	inability to retain key technical and managerial personnel of the acquired business;
●	inability to retain key customers, vendors, and other business partners of the acquired business;
●	inability to achieve the financial and strategic goals for the acquired and combined businesses;
●	incurring acquisition-related costs or amortization costs for acquired intangible assets that could impact our operating results;
●	potential failure of the due diligence processes to identify significant issues with product quality, intellectual property infringement, and other legal and financial liabilities, among other things;
●	potential inability to assert that internal controls over financial reporting are effective;
●	potential inability to retain the right individuals to serve on our Board of Directors and as our senior management, post transaction; and
●	potential inability to obtain, or obtain in a timely manner, approvals from governmental authorities, which could delay or prevent such acquisitions.

Mergers and acquisitions of companies are inherently risky and, if we do not complete the integration of acquired businesses successfully and in a timely manner, we may not realize the anticipated benefits of the acquisitions to the extent anticipated, which could adversely affect our business, financial condition, or results of operations.

A portion of our total assets consists of goodwill, which is subject to a periodic impairment analysis, and a significant impairment determination in any future period could have an adverse effect on our statement of operations even without a significant loss of revenue or increase in cash expenses attributable to such period.

At December 31, 2019 we had goodwill totaling approximately $9.5 million associated with prior acquisitions. We will be required to continue to evaluate this goodwill for impairment based on the fair value of the operating business units to which this goodwill relates, at least once a year. This estimated fair value could change if we are unable to achieve operating results at the levels that have been forecasted, the market valuation of those business units decreases based on transactions involving similar companies, or there is a permanent, negative change in the market demand for the services offered by the business units. These changes could result in further impairment of the existing goodwill balance that could require a material non-cash charge to our results of operations.

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

The solar energy and renewable energy industries are both highly competitive and continually evolving as participants strive to distinguish themselves within their markets and compete with large traditional utilities. We believe that one of our primary competitors (excluding other engineering, procure and construction businesses) are the traditional utilities that supply electricity to our potential customers. Traditional utilities generally have substantially greater financial, technical, operational and other resources than we do. As a result, these competitors may be able to devote more resources to the research, development, promotion, and sale of their products or respond more quickly to evolving industry standards and changes in market conditions than we can. Traditional utilities could also offer other value-added products or services that could help them to compete with us even if the cost of electricity they offer is higher than ours. In addition, a majority of utilities’ sources of electricity is non-solar, which may allow utilities to sell electricity more cheaply than electricity generated by our solar energy systems.

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

As the solar industry grows and evolves, we will also face new competitors who are not currently in the market. Low technological barriers to entry characterize our industry and well-capitalized companies could choose to enter the market and compete with us. Our failure to adapt to changing market conditions and to compete successfully with existing or new competitors will limit our growth and will have a negative impact on our business and prospects.

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

Due to the limited number of suppliers in our industry, the acquisition of any of these suppliers by a competitor or any shortage, delay, quality issues, price change, imposition of tariffs or duties or other limitation in our ability to obtain components or technologies we use could result in sales and installation delays, cancellations, and loss of market share.

While we purchase our products from several different suppliers, if one or more of the suppliers that we rely upon to meet anticipated demand ceases or reduces production due to its financial condition, acquisition by a competitor, or otherwise, is unable to increase production as industry demand increases or is otherwise unable to allocate sufficient production to us, it may be difficult to quickly identify alternate suppliers or to qualify alternative products on commercially reasonable terms, and our ability to satisfy this demand may be adversely affected. At times, suppliers may have issues with the quality of their products, which may not be realized until the product has been installed at a customer site. This may result in additional cost incurred. There are a limited number of suppliers of solar energy system components and technologies. While we believe there are other sources of supply for these products available, transitioning to a new supplier may result in additional costs and delays in acquiring our solar products and deploying our systems. These issues could harm our business or financial performance.

In addition, the acquisition of a component supplier or technology provider by one of our competitors could limit our access to such components or technologies and require significant redesigns of our solar energy systems or installation procedures and have a negative impact on our business.

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

The supply of components from China is also uncertain due to COVID-19 (Coronavirus) that has resulted in travel restrictions and shutdowns of businesses in China and the broader Asian region. Any supply shortages, delays, price changes or other limitation in our ability to obtain components or technologies we use could limit our growth, cause cancellations or adversely affect our profitability, and result in loss of market share and damage to our brand.

Although our business has benefited from the declining cost of solar panels, our financial results may be harmed now that the cost of solar panels has stabilized and could increase in the future, due to increases in the cost of solar panels and tariffs on imported solar panels imposed by the U.S. government.

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

We act as the licensed general contractor for our customers and are subject to risks associated with construction, cost overruns, delays, regulatory compliance and other contingencies, any of which could have a negative impact on our business and results of operations.

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

If our products fail to perform as expected while under warranty, or if we are unable to support the warranties or production guarantees, sales of our products may be adversely affected, or our costs may increase, and our business, results of operations, and financial condition could be materially and adversely affected.

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

Approximately 31% of our business focuses on contracts and transactions with residential customers. We must comply with numerous federal, state, and local laws and regulations that govern matters relating to our interactions with residential consumers, including those pertaining to privacy and data security, consumer financial and credit transactions, home improvement contracts, warranties, and door-to-door solicitation. These laws and regulations are dynamic and subject to potentially differing interpretations, and various federal, state and local legislative and regulatory bodies may expand current laws or regulations, or enact new laws and regulations, regarding these matters. Changes in these laws or regulations or their interpretation could dramatically affect how we do business, acquire customers, and manage and use information we collect from and about current and prospective customers and the costs associated therewith. We strive to comply with all applicable laws and regulations relating to our interactions with residential customers. It is possible, however, that these requirements may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. Our non-compliance with any such law or regulations could also expose the company to claims, proceedings, litigation and investigations by private parties and regulatory authorities, as well as substantial fines and negative publicity, each of which may materially and adversely affect our business. We have incurred, and will continue to incur, significant expenses to comply with such laws and regulations, and increased regulation of matters relating to our interactions with residential consumers could require us to modify our operations and incur significant additional expenses, which could have an adverse effect on our business, financial condition and results of operations.

If we experience a significant disruption in our information technology systems, fail to implement new systems and software successfully, or if we experience cyber security incidents or have a deficiency in cybersecurity, our business could be adversely affected.

We depend on information systems throughout our company to process orders, manage inventory, process and bill shipments and collect cash from our customers, respond to customer inquiries, contribute to our overall internal control processes, maintain records of our property, plant and equipment, and record and pay amounts due vendors and other creditors. These systems may experience damage or disruption from a number of causes, including power outages, computer and telecommunication failures, computer viruses, malware, ransomware or other destructive software, internal design, manual or usage errors, cyberattacks, terrorism, workplace violence or wrongdoing, catastrophic events, natural disasters and severe weather conditions. We may also be impacted by breaches of our third-party processors.

If we were to experience a prolonged disruption in our information systems that involve interactions with customers and suppliers, it could result in the loss of sales and customers and/or increased costs, which could adversely affect our overall business operation. Although no such incidents have had a direct, material impact on us, we are unable to predict the direct or indirect impact of any future incidents to our business.

In addition, numerous and evolving cybersecurity threats, including advanced and persistent cyberattacks, phishing and social engineering schemes, particularly on internet applications, could compromise the confidentiality, availability, and integrity of data in our systems. The security measures and procedures we and our customers have in place to protect sensitive data and other information may not be successful or sufficient to counter all data breaches, cyberattacks, or system failures. Although we devote resources to our cybersecurity programs and have implemented security measures to protect our systems and data, and to prevent, detect and respond to data security incidents, there can be no assurance that our efforts will prevent these threats.

Because the techniques used to obtain unauthorized access, or to disable or degrade systems change frequently, have become increasingly more complex and sophisticated, and may be difficult to detect for periods of time, we may not anticipate these acts or respond adequately or timely. As these threats continue to evolve and increase, we may be required to devote significant additional resources in order to modify and enhance our security controls and to identify and remediate any security vulnerabilities.

Seasonality caused by customer demand and weather may cause fluctuations in our financial results.

We often find that some customers tend to book projects by the end of a calendar year to realize the benefits of available subsidy programs prior to year-end. This results in third and fourth quarter revenues being more robust usually at the expense of the first quarter. However, demand for our products may be affected by changes in the buying patterns of our customers.

In addition, the first quarter in California, Nevada and the Northeast often has rain and snow, which also reduces our ability to install in that quarter relative to the remainder of the year. In the future, this seasonality may cause fluctuations in our financial results. Poor performance because of unseasonable weather conditions whether due to climate change or otherwise, economic conditions or other factors, could have a negative impact on our business, financial condition and operating results for the entire fiscal year. Abnormally wet weather in the spring or summer months could negatively impact our financial results.

Shifts in customer demand or weather are difficult to predict and may not be immediately apparent, and the impact of these changes is difficult to quantify from period to period. There can be no assurance that we will be successful in implementing effective strategies to counter these shifts. In addition, other seasonality trends may develop and the existing seasonality that we experience may change.

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

January 28, 2020, was the last time that our shares traded at or above $1.00 per share. Compliance with Nasdaq Listing Rule 5550(a)(2), requires that the minimum bid price of our common stock stay at or above $1.00 per share, and cannot stay below that threshold for 30 consecutive business days. On March 13, 2020, we received a letter from NASDAQ indicating that we failed to comply with the minimum bid price requirement of Nasdaq Listing Rule 5550(a)(2). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have a period of 180 calendar days from such notification, to regain compliance with the minimum bid price requirement. To regain compliance, the closing bid price of our common stock must meet or exceed $1.00 per share for at least 10 – 20 consecutive business days during the 180 calendar day period, as determined by the staff of NASDAQ, at its discretion. If we do not regain compliance within the allotted compliance period, including any extensions that may be granted by NASDAQ or fail to comply with or other requirements for continued listing, our common stock may be delisted and the price of our common stock and our ability to access the capital markets could be negatively impacted. A delisting of our common stock from The NASDAQ Capital Market could materially reduce the liquidity of our common stock and result in a corresponding material reduction in the price of our common stock. In addition, delisting could harm our ability to raise capital through alternative financing sources on terms acceptable to us, or at all, and may result in the potential loss of confidence by investors, employees and fewer business development opportunities.

Trading in our stock has been volatile in volume and price. Therefore, investors may not be able to sell as much stock as they want at prevailing prices. Moreover, low volumes can increase stock price volatility.

Because of the volatility of our common stock, it may be difficult for investors to sell or buy substantial quantities of shares in the public market at any given time at prevailing prices. When trading volume is low, significant price movement can be caused trading a relatively small number of shares.

The market price of our common stock may fluctuate significantly, and investors in our common stock may lose all or a part of their investment.

The market prices for securities of solar and energy companies have historically been highly volatile, and the market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. The price at which our common stock has traded in the recent year has fluctuated greatly and has declined significantly. In addition, the market price of our common stock may continue to fluctuate significantly in response to numerous factors, some of which are beyond our control, such as:

●	adverse regulatory decisions;
●	changes in laws or regulations applicable to our products or services;
●	legal disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our product candidates, and the results of any proceedings or lawsuits, including patent or shareholder litigation;
●	our dependence on third parties;
●	announcements of the introduction of new products by our competitors;
●	market conditions in the solar and energy sectors;
●	announcements concerning product development results or intellectual property rights of others;
●	future issuances of common stock or other securities;
●	the addition or departure of key personnel;
●	failure to meet or exceed any financial guidance or expectations that we may provide to the public;
●	actual or anticipated variations in quarterly operating results;
●	our failure to meet or exceed the estimates and projections of the investment community;
●	overall performance of the equity markets and other factors that may be unrelated to our operating performance or the operating performance of our competitors, including changes in market valuations of similar companies;
●	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;
●	issuances of debt or equity securities;
●	sales of our common stock by us or our shareholders in the future;
●	trading volume of our common stock;
●	ineffectiveness of our internal controls;
●	publication of research reports about us or our industry or positive or negative recommendations or withdrawal of research coverage by securities analysts;
●	general political and economic conditions;
●	effects of natural or man-made catastrophic events, including widespread public health epidemics like the pandemic related to the rapidly spreading COVID-19; and,
●	other events or factors, many of which are beyond our control.

Further, the equity markets in general have recently experienced extreme price and volume fluctuations. Continued market fluctuations could result in extreme volatility in the price of our common stock, which could cause a decline in the value of our common stock. Price volatility of our common stock might worsen if the trading volume of our common stock is low. The realization of any of the above risks or any of a broad range of other risks, including those described in these “Risk Factors,” could have a dramatic and negative impact on the market price of our common stock.

A substantial number of shares of common stock may be sold in the market, which may depress the market price for our common stock.

A substantial majority of the outstanding shares of our common stock and exercisable options are freely tradable without restriction or further registration under the Securities Act of 1933, as amended.

Pursuant to ATM Agreement with the Agent, Sunworks may offer and sell from time to time up to an aggregate of $15,000,000 of the Placement Shares through the Agent. Sales of the Placement Shares pursuant to the ATM Agreement, may be made in sales deemed to be “at the market offerings” as defined in Rule 415 promulgated under the Securities Act. The Agent will act as sales agent and will use commercially reasonable efforts to sell on Sunworks’ behalf all of the Placement Shares requested to be sold by Sunworks, consistent with its normal trading and sales practices, on mutually agreed terms between the Agent and Sunworks. During 2019 we sold 2,920,968 shares under the ATM Agreement, with gross proceeds for the shares of $7,023. In 2020 we have sold 9,817,343 shares, with net proceeds of $7,737.

Sales of a substantial number of shares of our common stock in the public market, future sales of substantial amounts of shares of our common stock in the public market, or the perception that these sales could occur, could cause the market price of our common stock to decline. Increased sales of our common stock in the market for any reason could exert significant downward pressure on our stock price.

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

We have never declared or paid a cash dividend on our common stock, and we do not anticipate paying cash dividends in the foreseeable future. We expect to use future earnings, if any, as well as any capital that may be raised in the future, to fund business growth or retire debt. Consequently, a stockholder’s only opportunity to achieve a return on investment would be for the price of our common stock to appreciate. We cannot assure stockholders of a positive return on their investment when they sell their shares, nor can we assure that stockholders will not lose the entire amount of their investment.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Sunworks United leases 27,530 square feet of mixed use space consisting of office and warehouse facilities in Roseville, California, at a monthly lease rate of $22. The lease expires in December 2021.

Sunworks United leases 2,846 square feet of retail space in Rocklin, California, at a monthly lease rate of $10. The lease expires in January 2021. Sunworks is the sublessor through January 2021. Sublessee makes monthly payments at a rate of $9 per month.

Sunworks United leases 5,304 square feet of office space in Rocklin, California, at a monthly lease rate of $6. The lease expires in May 2021. Sunworks is the sublessor through May 2021. Sublessee makes monthly payments at a rate of $5 per month.

Sunworks United leases 2,021 square feet of mixed use space consisting of office and warehouse facilities in Reno, Nevada at monthly lease rate of $2. The lease expires in October 2020. Sunworks is the sublessor through October 2020. Sublessee makes monthly payments at a rate of $2 per month.

Sunworks United leases approximately 3,665 square feet of mixed use space consisting of office and warehouse facilities in Riverside, California, at a monthly lease rate of $3. The lease expires in June 2021.

Sunworks Inc. leases 15,600 square feet of mixed use space consisting of office and warehouse facilities from an entity controlled by the former sole shareholder of Plan B Enterprises, Inc. and current Sunworks executive in Durham, California, at a monthly lease rate of $9. The lease is month-to-month.

Sunworks United leases 5,000 square feet of mixed use space consisting of office and warehouse facilities in Tulare, California at monthly lease rate of $5. The lease expires in July 2021.

Sunworks United leases 3,560 square feet of mixed use space consisting of office and warehouse facilities in Campbell (San Jose), California at monthly lease rate of $5. The lease expires in January 2022.

Sunworks United leases 528 square feet of mixed use space consisting of office and warehouse facilities in White City, Oregon at monthly lease rate of $1. The lease is month-to-month.

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

Holders of Common Stock.

On March 30, 2020, we had 89 registered holders of record of our common  stock.

Dividends and dividend policy.

We have never declared or paid any dividends on our common stock. We do not anticipate paying dividends on our common stock at the present time or in the foreseeable future. We currently intend to retain earnings, if any, for use in our business.

Securities authorized for issuance under equity compensation plans.

The following table reflects information for equity compensation plans and arrangements for any and all directors, officers, employees and/or consultants through December 31, 2019.

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluding securities included in column (a)
Equity compensation plans approved by security holders	143,623	$8.99	289,949
Equity compensation plans not approved by security holders	-	-	-
Total	143,623	$8.99	289,949

In March 2016, our Board of Directors adopted the 2016 Equity Incentive Plan (the “2016 Plan”) and in June 2016, the shareholders adopted the same. The maximum number of shares of common stock that may be issued under the 2016 Plan is 542,858. The 2016 Plan is currently administered by the Company’s Compensation Committee. The 2016 Plan authorizes grants of stock options, stock appreciation rights and restricted stock awards to officers, employees, directors of the Company as well as consultants who are selected by the Compensation Committee to receive an award. No option shall be exercisable more than 10 years after the date of grant. No option granted under the 2016 Plan is transferable by the individual or entity to whom it was granted otherwise than by will or laws of descent and distribution, and, during the lifetime of such individual, is not exercisable by any other person, but only by the recipient.

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

Amounts in thousands, except share and per share data

Overview

Sunworks provides PV based power systems for the agricultural, commercial, industrial, public works, and residential markets in California, Nevada, Massachusetts, Oregon, New Jersey and Hawaii. We have direct sales and/or operations personnel in California, Massachusetts, and Oregon. Through our operating subsidiaries, we design, arrange financing, integrate, install, and manage systems ranging in size from 2kW (kilowatt) for residential loads to multi MW (megawatt) systems for larger ACI and public works projects. ACI installations have included installations at office buildings, manufacturing plants, warehouses, churches, and agricultural facilities such as farms, wineries, and dairies. Public works installations have included school districts, local municipalities, federal facilities and higher education institutions. The Company provides a full range of installation services to our solar energy customers including design, system engineering, procurement, permitting, construction, grid connection, warranty, system monitoring and maintenance.

We currently operate in one segment based upon our organizational structure and the way in which our operations are managed and evaluated. Approximately 69% of our 2019 revenue was from sales to the ACI and public works markets and approximately 31% of our revenue was from sales to the residential market. Approximately 72% of our 2018 revenue was from sales to the ACI and public works markets and approximately 28% of our revenue was from sales to the residential market.

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

The Company tests for indefinite lived intangibles and goodwill impairment in the fourth quarter of each year and whenever events or circumstances indicate that the carrying amount of the asset exceeds its fair value and may not be recoverable. In accordance with its policies, the Company performed a quantitative assessment of indefinite lived intangibles and goodwill at December 31, 2019 and 2018. At December 31, 2019, the Company determined that the carrying amount of goodwill did not exceed its fair value and, as a result, no impairment was recorded. At December 31, 2018, the Company determined that the carrying amount of goodwill exceeded its fair value and, as a result, recorded an impairment of $1,900.

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

Accounts Receivable

Accounts receivables are recorded on contracts for amounts currently due based upon progress billings, as well as retention, which are collectible upon completion of the contracts. Retention receivable is the amount withheld by a customer until a contract is completed. Retention receivables of $1,027 and $1,234 were included in the balance of trade accounts receivable as of December 31, 2019, and 2018, respectively.

The Company performs ongoing credit evaluation of its customers. Management monitors outstanding receivables based on factors surrounding the credit risk of specific customers, historical trends, age of receivables and other information, and records bad debts using the allowance method. Accounts receivable are presented net of an allowance for doubtful accounts of $350 at December 31, 2019, and $325 at December 31, 2018. During the year ended December 31, 2019, $111 was recorded as bad debt expense compared to $91 in 2018.

Inventory

Inventory is valued at a weighted average cost method. Inventory primarily consists of panels, inverters, and mounting racks and other materials. The company also carries a reserve for inventory obsolescence that may arise from technological advancement or obsolescence. Inventory is presented net of an allowance of $50 at December 31, 2019, and $50 at December 31, 2018.

Warranty Liability

The Company establishes warranty liability reserves to provide for estimated future expenses as a result of installation and product defects, product recalls and litigation incidental to the Company’s business. Liability estimates are determined based on management’s judgment, considering such factors as historical experience, the likely current cost of corrective action, manufacturers’ and subcontractors’ participation in sharing the cost of corrective action, and consultations with third party experts such as engineers. Solar panel manufacturers currently provide substantial warranties between ten to twenty-five years with full reimbursement to replace and install replacement panels while inverter manufacturers currently provide warranties covering ten to fifteen-year replacement and installation. Warranty liabilities for the years ended December 31, 2019 and 2018 were $441 and $321, respectively.

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

Impact of COVID-19

The recent outbreak of COVID-19 has spread globally, including to the United States, which has resulted in significant governmental measures being implemented to control the spread of the virus, including quarantines, travel restrictions and business shutdowns. Although we cannot presently predict the scope and severity of COVID-19, these developments and measures could adversely affect our business and our results of operation and financial condition, particularly if the COVID-19 outbreak adversely impacts our ability to source materials used in our operations or adversely affects our ability to complete ongoing installations in a timely manner, or at all. COVID-19 could also potentially cause a decline in demand of our products and services. Market volatility and conditions could limit our ability to raise additional capital to finance our business plans on attractive terms, or at all. We may suffer negative impacts to operations that may be vulnerable as a result of government or company measures taken to control the spread of COVID-19, including potential shutdowns of government agencies that issue permits related to our installations. Additionally, any one of our key executives or other personnel could become incapacitated by COVID-19.

In response to the economic downturn, and the uncertain impact of COVID-19 on our business, we have implemented proactive steps to try and protect our business, including but not limited to: as of March 30, 2020, terminating or temporarily laying off 59 employees, representing a 33% reduction from the beginning of the year headcount, reducing an additional 23 employees to part time, and temporarily eliminating salaries for members of our board of directors and our Chief Executive Officer and reducing other management individual’s salaries by at least 50%.

The extent to which COVID-19 impacts our business, operations or financial results will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration of the outbreak, new information that may emerge concerning the severity of COVID-19 or the nature or effectiveness of actions to contain COVID-19 or treat its impact, among others. We cannot presently predict the scope and severity of any potential business shutdowns or disruptions. If we or any of the third parties with whom we engage, however, were to experience shutdowns or other business disruptions, our ability to conduct our business could be materially and negatively affected, which could have a negative impact on our business, results of operation and financial condition.

Results of Operations for the Years Ended December 31, 2019 and 2018

REVENUE AND COST OF REVENUES

For the year ended December 31, 2019, revenue declined 15.7% to $59,830 compared to $70,965 for the year ended December 31, 2018. The largest driver of the decrease year over year is a drop in Public Works revenues of $5,858. The decline in revenue in 2019 was primarily driven by fewer new project wins converting to revenue in the current year as well as delays in recognizing installation revenue at our Fresno Unified School District project due to conflicts with the school schedules. ACI revenue declined $4,253 primarily driven by delays in permitting and in achieving utility and other agency approvals. Residential revenues declined $1,024 due to lower sales from our leading third-party sales generator primarily due to competitive forces in Northern California. Although we continue to add new third-party sales generators, their impact on revenue in 2019 was not significant enough to overcome the decline in our primary sales channel. We also experienced very low revenues for ACI, Public Works and Residential in the first quarter of 2019 due to extremely rainy weather in California. Cost of goods sold for year ended December 31, 2019 was $53,167 or 88.9% of revenues, compared to $58,701 or 82.7% of revenues for the year ended December 31, 2018. The increase in cost of goods sold as a percentage of revenues resulted from a combination of redundant overhead in the first quarter of 2019 when our field teams were unable to work due to weather delays; significant amounts of rework in engineering design and permit application processes; and inefficiencies in construction activities on a number of jobs, primarily in the fourth quarter of 2019.

Approximately 69% of our 2019 revenue was from installations for the ACI and public works markets and approximately 31% was from residential system installations. Larger ACI projects take longer to sell, design, engineer, permit and construct than residential projects. Some current projects may take more than a year to complete from the time that the sales agreement is signed, and revenue is fully recognized with the installation and receipt of final inspection documents.

Gross profit for the year ended December 31, 2019 was $6,663 or 11.1% of revenues compared to $12,264 or 17.3% of revenues for the year ended December 31, 2018.

Gross margin in 2019 was lower than the prior year due to the reduction in revenue for all three business groups, ACI, Public Works and Residential creating under absorption of fixed costs coupled with the increase in cost of goods sold as described above.

SELLING AND MARKETING EXPENSES

Selling and marketing (“S&M”) expenses for the year ended December 31, 2019 were $2,992 compared to $3,824 for the year ended December 31, 2018. The 21.8% decline in S&M expenses was primarily due to decreases in employee headcount and related costs, commissions, and media advertising expenses compared to the prior year. As a percentage of revenues S&M expenses decreased to 5.0% of revenues in 2019 compared to 5.4% in 2018. The decrease was primarily due to a reduction in headcount and lower commissions owed due to lower new sales.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative (“G&A”) expenses for the year ended December 31, 2019 were $11,213 compared to $10,001 for the year ended December 31, 2018. As a percentage of revenue, G&A expenses increased to 18.7% of revenues during the 2019 compared to 14.1% in 2018. In total dollars, G&A expense increased primarily due to increased legal costs of approximately $312, a bonus expense of $0 in 2019 compared to a reversal of a bonus accrual of $497 in 2018, an increase in employment costs of $257 and an increase in state taxes and bond premiums of $109.

Operating expenses are expected to be slightly lower going forward as we benefit from cost reduction efforts implemented in the fourth quarter of 2019 and the first quarter of 2020.

GOODWILL IMPAIRMENT

Goodwill impairment recorded for the years ended December 31, 2019 and 2018 was $0 and $1,900, respectively. The Company retained a valuation consultant who performed a quantitative assessment of indefinite lived intangibles and goodwill at December 31, 2019 and 2018. At December 31, 2019, the Company determined that the carrying amount of goodwill did not exceed its fair value and, as a result, no impairment was recorded. At December 31, 2018 the Company determined that the carrying amount of goodwill exceeded its fair value and as a result, recorded an impairment of $1,900.

STOCK BASED COMPENSATION EXPENSES

During the year ended December 31, 2019, we incurred approximately $434 in non-cash stock compensation costs associated with Restricted Stock Grant Agreements and stock options compared to $1,313 during the year ended December 31, 2018.

For the years ended December 31, 2019 and 2018, stock-based compensation of $250 and $250, respectively, is for the March 2017 grant of 71,429 restricted shares to our CEO at the per share value at the date of grant of $10.50. This grant is being expensed on a straight-line basis over 36 months, expiring in March 2020.

Stock-based compensation, excluding restricted stock grant agreements, related to employee and director options totaled $184 and $381 for the years ended December 31, 2019 and 2018, respectively.

DEPRECIATION AND AMORTIZATION

Depreciation and Amortization expenses for the year ended December 31, 2019 were $353 compared to $384 for the year ended December 31, 2018. Depreciation and Amortization expenses decreased primarily due certain equipment becoming fully depreciated.

OTHER INCOME/(EXPENSES)

Other income/(expenses) increased for the year ended December 31, 2019 to ($857) compared to ($582) for the year ended December 31, 2018. Interest expense for the year ended December 31, 2019 increased to $863 from $544 for year ended December 31, 2018. Approximately $780 and $473 of the interest expense for the years ended December 2019 and 2018, respectively, was from the Loan Agreement entered into in April 2018.

NET LOSS

The Company had a consolidated net loss of $9,186 for the year ended December 31, 2019 compared to a net loss of $5,740 for the year ended December 31, 2018.

Liquidity and Capital Resources

We had $3,154 in cash at December 31, 2019, as compared to $3,628 at December 31, 2018. We believe that the aggregate of our existing cash and cash equivalents, in addition to funds generated in operations and cash proceeds from our “At the Market” (ATM) equity sales, will be sufficient to meet our operating cash requirements for at least the next 12 months. Estimates about the adequacy of funding for our activities are based upon certain assumptions. There can be no assurance that changes in our business will not result in accelerated or unexpected expenditures. To satisfy our capital requirements, including ongoing future operations, we may seek to raise additional financing through debt and equity financings.

As of December 31, 2019, our working capital surplus was $1,460 compared to a working capital surplus of $3,791 at December 31, 2018.

The Loan Agreement for the Promissory Notes Payable contains a subjective acceleration clause based on the lender determining that an event has occurred that, in the exercise of its reasonable discretion, would reasonably be expected to have a “material adverse effect” on our business or our ability to perform our obligations under the Loan Agreement. If this clause is applied, and an Event of Default is determined to have occurred, the outstanding indebtedness could become immediately due. We believe that the likelihood of a material adverse effect being determined to have occurred is remote.

During the year ended December 31, 2019, we used $6,456 of cash in operating activities compared to $5,752 used in operating activities for the prior year ended December 31, 2018. The cash used in operating activities was primarily the result of the current year net loss combined with changes in working capital accounts

Net cash provided by investing activities was $11 in the year ended December 31, 2019 compared to $3 used in investing activities in the year ended December 31, 2018. The cash provided by investing activities was from proceeds from the sale of assets.

Net cash provided by financing activities during the year ended December 31, 2019 was $5,909. This is due to net proceeds of $6,694 received from the At the Market offering, partially offset by principal payments on acquisition and equipment debt totaling $785. Cash provided by financing activities during the year ended December 31, 2018 was $2,999. The cash was primarily used to provide financial flexibility and to pay principal payments on existing debt. Since January 1, 2020 until March 30, 2020, we have sold an additional 9,817,343 Placement Shares resulting in additional net proceeds of approximately $7,737.

On January 29, 2020, we entered into a Loan Amendment with CrowdOut Capital, Inc. and paid $1.5 million of the $3.0 million outstanding on the Senior Notes held by CrowdOut Capital, Inc.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity, or capital expenditures.

Item 8. Financial Statements and Supplementary Data.

SUNWORKS, INC.

FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Sunworks, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Sunworks, Inc., (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, shareholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

New York, NY

March 30, 2020

SUNWORKS, INC.

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2019 AND 2018

(in thousands, except share and per share data)

	December 31, 2019	December 31, 2018
Assets
Current Assets
Cash and cash equivalents	$3,154	$3,628
Restricted cash	385	447
Accounts receivable, net	7,606	8,201
Inventory, net	2,970	3,233
Contract assets	4,864	6,153
Other current assets	275	150
Total Current Assets	19,254	21,812
Property and Equipment, net	511	852
Operating lease right-of-use asset	1,505
Other Assets
Other deposits	69	68
Goodwill	9,464	9,464
Total Other Assets	9,533	9,532
Total Assets	$30,803	$32,196

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable and accrued liabilities	$11,221	$11,858
Contract liabilities	4,616	5,069
Customer deposits	753	58
Operating lease liability, current portion	864	-
Loan payable, current portion	88	179
Convertible promissory notes, current portion	-	100
Acquisition promissory note, current portion	252	757
Total Current Liabilities	17,794	18,021

Long-Term Liabilities
Operating lease liability	641	-
Loan payable	-	88
Promissory note payable, net	3,484	3,669
Acquisition promissory note	-	101
Warranty liability	441	321
Total Long-Term Liabilities	4,566	4,179
Total Liabilities	22,360	22,200

Commitments and Contingencies (Note 14)

Shareholders’ Equity
Preferred stock Series B, $.001 par value; 5,000,000 authorized shares; 0 and 0 issued and outstanding, respectively	-	-
Common stock, $.001 par value; 200,000,000 authorized shares; 6,805,697 and 3,730,110 issued and outstanding, respectively	7	4
Additional paid in capital	81,132	73,502
Accumulated deficit	(72,696)	(63,510)
Total Shareholders’ Equity	8,443	9,996
Total Liabilities and Shareholders’ Equity	$30,803	$32,196

The accompanying notes are an integral part of these consolidated financial statements.

SUNWORKS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

(in thousands, except share and per share data)

	2019	2018
Revenue	$59,830	$70,965

Cost of Goods Sold	53,167	58,701

Gross Profit	6,663	12,264

Operating Expenses
Selling and marketing expenses	2,992	3,824
General and administrative expenses	11,213	10,001
Goodwill impairment	-	1,900
Stock-based compensation	434	1,313
Depreciation and amortization	353	384

Total Operating Expenses	14,992	17,422

Loss before Other Income/(Expenses)	(8,329)	(5,158)

Other Income/(Expenses)
Other income (expense)	6	(38)
Interest expense	(863)	(544)

Total Other Income/(Expenses)	(857)	(582)

Loss Before Income Taxes	(9,186)	(5,740)

Income Tax Expense	-	-

Net Loss	$(9,186)	$(5,740)

LOSS PER SHARE:
Basic	$(2.07)	$(1.61)
Diluted	$(2.07)	$(1.61)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
Basic	4,447,648	3,563,774
Diluted	4,447,648	3,563,774

The accompanying notes are an integral part of these consolidated financial statements.

SUNWORKS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

(in thousands, except share and per share data)

	Series B				Additional
	Preferred stock		Common stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2017	1,506,024	$2	3,307,276	$3	$72,020	$(56,365)	$15,660
Adoption of ASC 606 (Note 3)	-	-	-	-	-	(1,405)	(1,405)
Issuance of common stock for conversion of promissory notes, plus accrued interest	-	-	49,873	-	118	-	118
Issuance of common stock for exercise of options			27,473	-	50	-	50
Issuance of common stock under terms of restricted stock grants			130,341	-	-	-	-
Conversion of preferred stock to common stock	(1,506,024)	(2)	215,147	1	1	-	-
Stock-based compensation	-	-	-	-	1,313	-	1,313
Net loss for the twelve months ended December 31, 2018	-	-	-	-	-	(5,740)	(5,740)
Balance at December 31, 2018	-	$-	3,730,110	$4	$73,502	$(63,510)	$9,996
Issuance of common stock under terms of restricted stock grants	-	-	23,809	-	250	-	250
Issuance of common stock for conversion of promissory notes, plus accrued interest	-	-	68,082	-	161	-	161
Issuance of common stock as fees paid for the extension of maturity date of debt	-	-	57,143	-	344	-	344
Sales of common stock pursuant to S-3 registration statement	-	-	2,920,968	3	6,691	-	6,694
Stock-based compensation	-	-	-	-	184	-	184
Rounding shares due to reverse split	-	-	5,585	-	-	-	-
Net loss for the twelve months ended December 31, 2019	-	-	-	-	-	(9,186)	(9,186)
Balance at December 31, 2019	-	$-	6,805,697	$7	$81,132	$(72,696)	$8,443

The accompanying notes are an integral part of these consolidated financial statements.

SUNWORKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

(in thousands, except share and per share data)

	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,186)	$(5,740)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	353	384
Amortization of right-of-use asset	648	-
Stock-based compensation	434	1,313
Goodwill impairment	-	1,900
(Gain) on sale of equipment	(23)	-
Amortization of debt issuance costs	159	36
Bad debt expense	111	91
Changes in Assets and Liabilities:
(Increase) Decrease in:
Accounts receivable	484	3,038
Inventory	263	1,217
Deposits and other current assets	(126)	1,931
Contract assets	1,289	(2,947)
Increase (Decrease) in:
Accounts payable and accrued liabilities	(576)	(1,163)
Contract liabilities	(453)	(3,040)
Customer deposits	695	(2,847)
Warranty and other liabilities	120	75
Operating lease liability	(648)	-
NET CASH USED IN OPERATING ACTIVITIES	(6,456)	(5,752)

NET CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(23)	(9)
Proceeds from sale of property and equipment	34	6
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	11	(3)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loans and notes payable repayments	(785)	(683)
Proceeds from issuance of note payable, net	-	3,632
Proceeds from sale of common stock, net	6,694	-
Proceeds from exercise of stock options	-	50
NET CASH PROVIDED BY FINANCING ACTIVITIES	5,909	2,999

NET (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(536)	(2,756)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, BEGINNING OF YEAR	4,075	6,831
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, END OF YEAR	$3,539	$4,075

CASH PAID FOR:
Interest	$477	$374
Taxes	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS
Issuance of common stock upon conversion of debt	$161	$118
Issuance of common stock upon conversion of preferred stock	$-	$2
Operating right-of-use asset and operating lease liability upon adoption of ASU 2016-02, Leases (Topic 842)	$2,153	$-
Issuance of common stock for fees paid for the extension of maturity date of debt	$344	$-

The accompanying notes are an integral part of these consolidated financial statements.

SUNWORKS, INC.

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

(in thousands, except share and per share data)

1. ORGANIZATION AND LINE OF BUSINESS

Organization and Line of Business

Sunworks, Inc. (the “Company”) was originally incorporated in Delaware on January 30, 2002 as MachineTalker, Inc. In July 2010, the Company changed its name to Solar3D, Inc. On January 31, 2014, the Company acquired 100% of the stock of Solar United Network, Inc., a California corporation. On March 2, 2015, the Company acquired MD Energy. On December 1, 2015, the Company acquired Plan B through a merger of Plan B Enterprises, Inc. into its wholly owned subsidiary, Elite Solar Acquisition Sub., Inc. On March 1, 2016 the Company changed its name to Sunworks, Inc. with simultaneous NASDAQ stock symbol change from SLTD to SUNW.

The Company provides photovoltaic (“PV”) based power systems for the agricultural, commercial, industrial (“ACI”), public works, and residential markets in California, Nevada, Massachusetts, Oregon, New Jersey and Hawaii. The Company has direct sales and/or operations personnel in California, Massachusetts, and Oregon. Through the Company’s operating subsidiaries, it designs, arranges financing, integrates, installs, and manages systems ranging in size from 2kW (kilowatt) for residential loads to multi MW (megawatt) systems for larger ACI and public works projects. Commercial installations have included installations at office buildings, manufacturing plants, warehouses, churches, and agricultural facilities such as farms, wineries, and dairies. Public works installations have included school districts, local municipalities, federal facilities and higher education institutions. The Company provides a full range of installation services to its solar energy customers including design, system engineering, procurement, permitting, construction, grid connection, warranty, system monitoring and maintenance.

At the Company’s Annual Meeting of Stockholders on August 7, 2019, the stockholders of the Company approved a reverse stock split of its issued and outstanding common stock at a ratio not less than 1-for-3 and not greater than 1-for-10. On August 29, 2019, the Company’s Board of Directors approved the reverse stock split at a ratio of 1-for-7 which went into effect at the open of trading on August 30, 2019. At the effective time of the reverse stock split, every seven shares of issued and outstanding common stock was converted into one share of issued and outstanding common stock. The authorized shares of 200,000,000 and the par value of $0.001 remain the same. All shares and related financial information in this Form 10-K is retroactively stated to reflect this 1-for-7 reverse stock split.

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

Revenue Recognition

Revenues and related costs on construction contracts are recognized as the performance obligations are satisfied over time in accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers. Under ASC 606, revenue and associated profit, will be recognized as the customer obtains control of the goods and services promised in the contract (i.e., performance obligations). The cost of uninstalled materials or equipment will generally be excluded from the Company’s recognition of profit, unless specifically produced or manufactured for a project, because such costs are not considered to be a measure of progress. All un-allocable indirect costs and corporate general and administrative costs are charged to the periods as incurred. However, in the event a loss on a contract is foreseen, the Company will recognize the loss as it is determined.

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

Accounts Receivable

Accounts receivables are recorded on contracts for amounts currently due based upon progress billings, as well as retention, which are collectible upon completion of the contracts. Retention receivable is the amount withheld by a customer until a contract is completed. Retention receivables of $1,027 and $1,234 were included in the balance of trade accounts receivable as of December 31, 2019, and 2018, respectively.

The Company performs ongoing credit evaluation of its customers. Management monitors outstanding receivables based on factors surrounding the credit risk of specific customers, historical trends, age of receivables and other information, and records bad debts using the allowance method. Accounts receivable are presented net of an allowance for doubtful accounts of $350 at December 31, 2019, and $325 at December 31, 2018. During calendar year 2019, $111 was recorded as bad debt expense compared to $91 in 2018.

Customer Deposits

Customer deposits are recorded for funds remitted by the Company’s customers in advance of progress billings being completed.

Cash and Cash Equivalent

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Restricted Cash

The Company considers restricted cash to be cash balances that have legal and/or contractual restrictions imposed by a third party and are restricted as to withdrawal or use except for the specified purpose.

Concentration Risk

Cash includes amounts deposited in financial institutions in excess of insurable Federal Deposit Insurance Corporation (FDIC) limits. At times throughout the year, the Company may maintain cash balances in certain bank accounts in excess of FDIC limits. As of December 31, 2019 and 2018, the cash balance in excess of the FDIC limits was $3,405 and $3,413, respectively. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk in these accounts.

Inventory

Inventory is valued at a weighted average cost method. Inventory primarily consists of panels, inverters, and mounting racks and other materials. The company also carries a reserve for inventory obsolescence that may arise from technological advancement or obsolescence. Inventory is presented net of an allowance of $50 at December 31, 2019, and $50 at December 31, 2018.

Property and Equipment

Property and equipment are stated at cost. Depreciation for property and equipment commences when it is put into service and are depreciated using the straight-line method over its estimated useful lives:

Machinery & equipment	3-7 Years
Furniture & fixtures	5-7 Years
Computer equipment	3-5 Years
Vehicles	5-7 Years
Leasehold improvements	3-5 Years

Depreciation expense as of December 31, 2019 and 2018 was $353 and $384, respectively.

Warranty Liability

The Company establishes warranty liability reserves to provide for estimated future expenses as a result of installation and product defects, product recalls and litigation incidental to the Company’s business. Liability estimates are determined based on management’s judgment, considering such factors as historical experience, the likely current cost of corrective action, manufacturers’ and subcontractors’ participation in sharing the cost of corrective action, and consultations with third party experts such as engineers. Solar panel manufacturers currently provide substantial warranties between ten to twenty-five years with full reimbursement to replace and install replacement panels while inverter manufacturers currently provide warranties covering ten to fifteen-years replacement and installation. The warranty liability for estimated future warranty costs at December 31, 2019 and 2018 is $441 and $321, respectively.

Advertising and Marketing

The Company expenses advertising and marketing costs as incurred. Advertising and marketing costs include printed material, billboards, sponsorships, direct mail, radio, telemarketing, tradeshow costs, magazine, and catalog advertisement. Advertising and marketing costs for the years ended December 31, 2019 and 2018 were $123 and $237, respectively.

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

A net loss causes all outstanding common stock options, warrants, convertible preferred stock and convertible notes to be anti-dilutive. As a result, the basic and diluted losses per common share are the same for the year ended December 31, 2019 and 2018.

As of December 31, 2019, the potentially dilutive securities were excluded from the computations of weighted average shares outstanding including 143,623 stock options, 5,952 restricted stock grants and 428,143 warrants.

As of December 31, 2018, the potentially dilutive securities were excluded from the computations of weighted average shares outstanding including 224,127 stock options, 31,746 restricted stock grants, 428,143 warrants, and shares underlying convertible notes.

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

The Company tests for indefinite lived intangibles and goodwill impairment in the fourth quarter of each year and whenever events or circumstances indicate that the carrying amount of the asset exceeds its fair value and may not be recoverable. In accordance with its policies, the Company performed a quantitative assessment of indefinite lived intangibles and goodwill at December 31, 2019 and 2018. At December 31, 2019, the Company determined that the carrying amount of goodwill did not exceed its fair value and, as a result, no impairment was recorded. At December 31, 2018, the Company determined that the carrying amount of goodwill exceeded its fair value and, as a result, recorded an impairment of $1,900.

Fair Value of Financial Instruments

Disclosures about fair value of financial instruments, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of December 31, 2019, the amounts reported for cash, accrued interest and other expenses, and notes payable approximate the fair value because of their short maturities.

The Company accounts for financial instruments measured as fair value on a recurring basis under ASC Topic 820. ASC Topic 820 defines fair value, established a framework for measuring fair value in accordance with accounting principles generally accepted in the United States and expands disclosures about fair value measurements.

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

Business Combinations

The Company allocates the fair value of purchase consideration to the tangible assets acquired, liabilities assumed and intangible assets acquired based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. Significant estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from acquired customer lists, acquired technology, and trade names from a market participant perspective, useful lives and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. During the measurement period, which is one year from the acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings.

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

Adopted Accounting Pronouncements

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842): Accounting for Leases. This update requires that lessees recognize right-of-use assets and lease liabilities that are measured at the present value of the future lease payments at lease commencement date. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee will largely remain unchanged and shall continue to depend on its classification as a finance or operating lease. The Company adopted the ASU and related amendments on January 1, 2019 and elected certain practical expedients permitted under the transition guidance. The Company elected the optional transition method that allows for a cumulative-effect adjustment in the period of adoption and did not restate prior periods. Under the new guidance, the majority of the Company’s leases continued to be classified as operating. During the first quarter of 2019, the Company completed its implementation of its processes and policies to support the new lease accounting and reporting requirements. Based on the Company’s lease portfolio as of January 1, 2019, the impact of adopting ASU 2016-02 increased both the Company’s total assets and total liabilities by $2,153. The adoption of this ASU did not have a significant impact on the Company’s Consolidated Statements of Operations or Cash Flows. See Note 4 for additional disclosures in accordance with the new leases standard.

In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment, which simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, current U.S. GAAP requires the performance of procedures to determine the fair value at the impairment testing date of assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, the amendments under this ASU require the goodwill impairment test to be performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The ASU becomes effective for the Company on January 1, 2020. There is no material impact expected to the Company’s financial statements due to the adoption of this new standard.

Management reviewed currently issued pronouncements during the year ended December 31, 2019, and believes that any other recently issued, but not yet effective, accounting standards, if currently adopted, would not have a material effect on the accompanying consolidated financial statements.

3. REVENUE FROM CONTRACTS WITH CUSTOMERS

Revenues and related costs on construction contracts are recognized as the performance obligations are satisfied over time in accordance with ASC 606, Revenue from Contracts with Customers. Under ASC 606, revenue and associated profit, will be recognized as the customer obtains control of the goods and services promised in the contract (i.e., performance obligations). The cost of uninstalled materials or equipment will generally be excluded from the Company’s recognition of profit, unless specifically produced or manufactured for a project, because such costs are not considered to be a measure of progress.

The following table represents a disaggregation of revenue by customer type from contracts with customers for the years ended December 31, 2019 and 2018:

	Year Ended December 31,
	2019	2018
Agricultural, Commercial, and Industrial (ACI)	$28,940	$33,193
Public Works	12,128	17,986
Residential	18,762	19,786
Total	59,830	70,965

In adopting ASC 606, the Company had the following significant changes in accounting principles:

(i) Timing of revenue recognition for uninstalled materials - The Company previously recognized the majority of its revenue from the installation or construction of commercial & public works projects using the percentage-of-completion method of accounting, whereby revenue is recognized as the Company progresses on the contract. The percentage-of-completion for each project was determined on an actual cost-to-estimated final cost basis. Under ASC 606, revenue and associated profit, is recognized as the customer obtains control of the goods and services promised in the contract (i.e., performance obligations). The cost of uninstalled materials or equipment is generally excluded from the Company’s recognition of profit, unless specifically produced or manufactured for a project, because such costs are not considered to be a measure of progress.

(ii) Completed contracts - The Company previously recognized the majority of its revenue from the installation of residential projects using the completed contract method of accounting whereby revenue the Company recognized when the project is completed. Under, ASC 606, revenue is recognized as the customer obtains control of the goods and services promised in the contract (i.e., performance obligations).

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

The following tables summarize the impact of the adoption of ASC 606 on the Company’s condensed consolidated statement of operations for the year ended December 31, 2018 and the consolidated balance sheet as of December 31, 2018:

	For the Year Ended December 31, 2018
		Without Adoption	Impact of Adoption
	As Reported	of ASC 606	of ASC 606
Revenue	$70,965	$68,845	$(2,120)
Cost of goods sold	58,701	57,471	(1,230)
Gross profit	12,264	11,374	(890)

	December 31, 2018
		Without Adoption	Impact of Adoption
	As Reported	of ASC 606	of ASC 606
Contract assets	$6,153	$6,990	$837
Contract liabilities	5,069	5,402	333

Contract assets represent revenues recognized in excess of amounts invoiced to customers on contracts in progress. Contract liabilities represent amounts invoiced to customers in excess of revenues recognized on contracts in progress. At December 31, 2019 and 2018, the contract asset balances were $4,864 and $6,153, and the contract liability balances were $4,616 and $5,069, respectively.

4. LEASES

The Company has operating leases for offices, warehouses, vehicles, and office equipment. The Company’s leases have remaining lease terms of 1 year to 5 years, some of which include options to extend.

The Company’s lease expense for the year ended December 31, 2019 was entirely comprised of operating leases and amounted to $1,342. Operating lease payments, which reduced operating cash flows for the year ended December 31, 2019 amounted to $1,342. The difference between the ROU asset amortization of $648 and the associated lease expense of $1,342 consists of interest, new vehicles, new facilities and lease extensions, office and office equipment leases originated during the year ended December 31, 2019.

December 31, 2019
(in thousands)
Operating lease right-of-use assets	$1,505

Operating lease liabilities—short term	864
Operating lease liabilities—long term	641
Total operating lease liabilities	$1,505

As of December 31, 2019, the weighted average remaining lease term was 1.5 years and the discount rates for the Company’s leases was 10.0%.

Maturities for leases were as follows:

Operating Leases
(in thousands)
2020	$938
2021	648
2022	43
2023	5
Thereafter	-
Total lease payments	$1,634
Less: imputed interest	129
Total	$1,505

5. PROPERTY AND EQUIPMENT, NET

Property and equipment is summarized as follows at December 31, 2019 and 2018:

	2019	2018
Leasehold improvements	$446	$446
Vehicles & trailers	229	236
Machinery & equipment	740	740
Office equipment & furniture	379	380
Computers and software	144	144
	1,938	1,946
Less accumulated depreciation	(1,427)	(1,094)
	$511	$852

Depreciation expense for the years ended December 31, 2019 and 2018 was $353 and $384, respectively.

6. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at December 31, 2019 and 2018 are as follows:

	2019	2018
Trade payables	$8,676	$9,488
Accrued payroll, vacation and payroll taxes	628	506
Accrued expenses, bonus and commissions	1,917	1,864
Total	$11,221	$11,858

7. LOANS PAYABLE

Plan B, a subsidiary of the Company, entered into a business loan agreement, prior to being acquired by the Company, with Tri Counties Bank dated March 14, 2014, in the original amount of $131 bearing interest at 4.95%. The loan agreement called for monthly payments of $2 and was scheduled to mature on March 14, 2019. Proceeds from the loan were used to purchase a pile driver and related equipment and is secured by the equipment. The loan was fully paid off during the year ended December 31, 2019.

Plan B entered into a business loan agreement prior to being acquired by the Company, with Tri Counties Bank dated April 9, 2014, in the original amount of $250 bearing interest at 4.95%. The loan agreement calls for monthly payments of $5 and was scheduled to mature on April 9, 2019. Proceeds from the loan were used to purchase racking inventory and related equipment. The loan was secured by the inventory and equipment. The loan was fully paid off during the year ended December 31, 2019.

On January 5, 2016, the Company entered into a loan agreement for the acquisition of a pile driver in the principal amount of $182 bearing interest at 5.5%. The loan agreement calls for monthly payments of $4 and is scheduled to mature on January 15, 2020. The loan is secured by the equipment. The outstanding balance at December 31, 2019, is $4.

On September 8, 2016, the Company entered into a loan agreement for the acquisition of a pile driver in the principal amount of $174 bearing interest at 5.5%. The loan agreement calls for monthly payments of $4 and is scheduled to mature on September 15, 2020. The loan is secured by the equipment. The outstanding balance at December 31, 2019, is $36.

On November 14, 2016, the Company entered into a 0% interest loan agreement for the acquisition of an excavator in the principal amount of $59. The loan agreement calls for monthly payments of $1 and is scheduled to mature on November 13, 2020. The loan is secured by the equipment. The outstanding balance at December 31, 2019, is $13.

On December 23, 2016, the Company entered into a loan agreement for the acquisition of modular office systems and related furniture in the principal amount of $172 bearing interest at 4.99%. The loan agreement calls for 16 quarterly payments of $12 and is scheduled to mature in September 2020. The loan is secured by the equipment. The outstanding balance at December 31, 2019, is $35.

As of December 31, 2019 and 2018, loans payable are summarized as follows:

	2019	2018
Business loan agreement dated March 14, 2014	-	7
Business loan agreement dated April 9, 2014	-	19
Equipment notes payable	88	241
Subtotal	88	267
Less: Current position	(88)	(179)
Long-term position	$-	$88

8. ACQUISITION PROMISSORY NOTE

On February 28, 2015, the Company issued a 4% convertible promissory note in the aggregate principal amount of $2,650 as part of the consideration paid to acquire 100% of the total outstanding stock of MD Energy. The note is convertible into shares of common stock on or after each of the following dates: November 30, 2015, November 30, 2016 and November 30, 2017. The conversion price is $18.20 per share. A beneficial conversion feature of $3,262 was calculated but capped at the $2,650 value of the note. The beneficial conversion feature was calculated by multiplying the difference between the fair value of stock at the date of the note $40.60 less the conversion price of $18.20 multiplied by the maximum number of share subject to conversion, 145,604. In November 2015, the Company issued 48,535 shares of common stock upon conversion of the principal amount of $883. Commencing on March 31, 2015, and each quarter thereafter during the first two (2) years of the note, the Company made quarterly interest only payments to the shareholder for accrued interest on the Note during the quarter. Commencing with the quarter ending on June 30, 2017, the Company began to make quarterly payments of interest accrued on the convertible note during the prior quarter plus $151 with the final payment of all outstanding principal and accrued but unpaid interest on the convertible note due and payable on February 28, 2020 (the maturity date). The debt discount is fully amortized and has zero balance at December 31, 2019 and 2018. The Company recorded interest expense of $19 and $43 during the years ended December 31, 2019 and 2018, respectively. The outstanding balances at December 31, 2019 and 2018 were $252 and $858, respectively.

The Company evaluated the foregoing financing transactions in accordance with ASC Topic 470, Debt with Conversion and Other Options, and determined that the conversion feature of the convertible promissory note was afforded the exemption for conventional convertible instruments due to its fixed conversion rate. The convertible promissory notes had explicit limits on the number of shares issuable, so they did meet the conditions set forth in current accounting standards for equity classification. The convertible promissory notes were issued with non-detachable conversion options that were beneficial to the investors at inception because the conversion option has an effective strike price that is less than the market price of the underlying stock at the commitment date. The accounting for the beneficial conversion feature required that the beneficial conversion feature be recognized by allocating the intrinsic value of the conversion option to additional paid-in-capital, resulting in a discount on the convertible notes, which was amortized and recognized as interest expense.

9. CONVERTIBLE PROMISSORY NOTES

Convertible promissory note at December 31, 2019 and 2018 are as follows:

	2019	2018
Convertible promissory notes	$-	$100
Less: debt discount	-	-
Convertible promissory notes, net	$-	$100

On January 31, 2014, the Company entered into a securities purchase agreement providing for the sale of a 10% convertible promissory note in the principal amount of up to $750 for consideration of $750. The proceeds were restricted and were used for the purchase of Solar United Network, Inc. The note was convertible into shares of common stock of the Company at a price equal to a variable conversion price equal to the lesser of $9.10 per share, or fifty percent (50%) of the lowest trading price after the effective date. As of September 30, 2014, the note was exchanged for a new convertible note with a fixed conversion price of $2.37. Per ASC 815, the derivative liability on the note was extinguished and the new note was re-valued per ASC 470 as a beneficial conversion feature, which was expensed in the statement of operations during 2014. The note originally matured on October 28, 2014, was extended three months to January 31, 2015, was extended to September 30, 2016, and in March 2016 was subsequently extended to June 30, 2019 with zero interest. During the year ended December 31, 2016, the noteholder made a partial conversion of principal and accrued interest in the amount of $196 and $45 respectively in exchange for 101,656 shares of common stock, with a remaining principal balance of $554. During the year ended December 31, 2017, the noteholder made a partial conversion of principal in the amount of $505 in exchange for 213,441 shares of common stock, with a remaining principal balance of $49. During the year ended December 31, 2018, the noteholder made a partial conversion of principal in the amount of $49 and accrued interest of $69 in exchange for 49,874 shares of common stock, with a remaining principal balance of $0.

On February 11, 2014, the Company entered into a securities purchase agreement providing for the sale of a 10% convertible promissory note in the principal amount of $100. The note was convertible into shares of common stock of the Company at a price equal to a variable conversion price equal to the lesser of $9.10 per share, or fifty percent (50%) of the lowest trading price after the effective date. As of September 30, 2014, the note was exchanged for a new convertible note with a fixed conversion price of $2.37. Per ASC 815, the derivative liability on the note was extinguished and the new note was re-valued per ASC 470 as a beneficial conversion feature. The note matured on various dates from the effective date of each advance with respect to each advance. At the sole discretion of the lender, the lender was able to modify the maturity date to be twelve (12) months from the effective date of each advance. The note matured on various dates in 2014, and was extended to September 30, 2016, and in March 2016 was subsequently extended to June 30, 2019 with zero interest. The Company recorded no interest expense during the years ended December 31, 2019 and 2018. On April 10, 2019, all remaining principal and accrued interest due under the convertible promissory notes dated January 31, 2014 and February 11, 2014 were converted into 68,082 post-split shares of common stock. The balances converted included $100 of principal and $61 of accrued interest with a remaining principal balance of $0.

10. PROMISSORY NOTES PAYABLE

On April 27, 2018, the Company entered into a Loan Agreement (the “Loan Agreement”) with CrowdOut Capital, Inc. pursuant to which the Company issued an aggregate of $3,750 in promissory notes (the “Notes”), of which $3,000 are Senior Notes and $750 are Subordinated Notes. The Subordinated Notes were funded by the Company’s Chief Executive Officer, Charles Cargile and the Company’s Vice President of Commercial Operations, Kirk Short.

The Notes bear interest at the rate of the one-month LIBOR plus 950 basis points and was originally scheduled to mature on June 30, 2020, prior to the maturity date being extended to January 31, 2021.

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

Based upon the closing price of the Company’s common stock on June 17, 2019, the day of issuance, the 57,143 shares were valued at $344. The $344 Amendment Fee plus $7 for CrowdOut Amendment related legal fees have been added to the debt issuance costs and are being amortized over the remaining life of the loan. The Notes may be prepaid in whole without the consent of the lender or in part with the consent of the lender. In the event the Notes are prepaid in full prior to the maturity date, the Company shall pay CrowdOut, as the holder of the Senior Notes an exit fee of $375 if prepaid prior to March 31, 2020 or $435 if prepaid after March 31, 2020 but prior to the maturity date. The Company is accruing the exit fee of $435 over the extended remaining life of the Loan Agreement and recognizing the exit fee as interest expense. For the years ended December 31, 2019 and 2018, exit fee recorded as interest expense was $160 and $134, respectively.

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

The Loan Agreement contains certain customary Events of Default including, but not limited to, default in payment of any sum payable thereunder, breaches of representations or warranties thereunder, the occurrence of an event of default under the transaction documents, change in control of the Company, filing of bankruptcy and the entering or filing of certain monetary judgments against the Company. Upon the occurrence of an Event of Default the outstanding principal amount of the Notes, plus accrued but unpaid interest and other amounts owing in respect thereof, shall become, at the giving of notice by Lender, immediately due and payable. Interest on overdue payments upon the occurrence of an Event of Default shall accrue interest at a rate equal to the lesser of 18% per annum or the maximum rate permitted under applicable law. Additionally, the Loan Agreement includes a subjective acceleration clause if a “material adverse effect” occurs in the Company’s business that could result in an Event of Default. The Company believes that the likelihood of material adverse effect being determined to have occurred is remote. In January 2020, $1,500 of the $3,000 Senior Note was paid.

In conjunction with the Loan Agreement and Amendment, the Company recorded $468 of capitalized debt issuance costs. The debt issuance costs are being amortized over the life of the Loan Agreement and recognized as interest expense. The Note payable balance is reported net of the unamortized portion of the debt issuance costs. The Company recorded amortization of the debt issuance cost of $159 and $36 as interest expense during the years ended December 31, 2019 and 2018, respectively.

Promissory notes payable at December 31, 2019 and 2018 are as follows:

	2019	2018
Promissory notes payable	$3,750	$3,750
Less, debt issuance costs	(266)	(81)
Promissory notes payable, net	$3,484	$3,669

11. CAPITAL STOCK

Common Stock

At the Company’s Annual Meeting of Stockholders on August 7, 2019, the stockholders of the Company approved a reverse stock split of our issued and outstanding common stock at a ratio not less than 1-for-3 and not greater than 1-for-10. On August 29, 2019, the board of directors of the Company approved the reverse stock split at a ratio of 1-for-7 which went into effect at the open of trading on August 30, 2019. At the effective time of the reverse stock split, every seven shares of issued and outstanding common stock was converted into one share of issued and outstanding common stock. The authorized shares of 200,000,000 and the par value of $0.001 remain the same. All shares and related financial information in this Form 10-K is retroactively stated to reflect this 1-for-7 reverse stock split.

Twelve months ended December 31, 2019

On April 10, 2019, the remaining principal of $100 and accrued interest of $61 due under the convertible promissory notes dated January 31, 2014 and February 11, 2014 were converted into 68,082 shares of common stock.

During the year ended December 31, 2019, 23,809 shares of common stock were issued to Charles Cargile from Mr. Cargile’s Restricted Stock Grant Agreement (“RSGA”) executed in 2017.

In connection with the June 3, 2019 Amendment to the Loan Agreement, the Company agreed to issue 57,143 shares of common stock to CrowdOut, as the holder of the $3,000,000 Senior Note. The shares were issued pursuant to the Company’s shelf registration on Form S-3 on June 17, 2019 at a market value of $344 based upon a closing price of $6.01 per common share. (See Note 10)

Pursuant to an At Market Issuance Sales Agreement (the “ATM Agreement”) with B. Riley FBR, Inc. (the “Agent”), the Company may offer and sell from time to time up to an aggregate of $15,000,000 of shares of the Company’s common stock, par value $0.001 per share (the “Placement Shares”), through the Agent.

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

Placement Shares sold between June 6, 2019 and December 31, 2019 total 2,920,968 shares. Total gross proceeds for the shares were $7,023, or an average of $2.40 per share, as of December 31, 2019. Net proceeds, less issuance costs, were $6,694, or an average of $2.29 per share, as of December 31, 2019.

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

Due to the 1-7 reverse stock split that went into effect on August 30, 2019, a rounding of common stock shares was required due to partial share amounts that are rounded up to the next whole share. This resulted in an increase in shares of common stock of 5,585.

Twelve months ended December 31, 2018

On May 2, 2018, 215,147 shares of the Company’s outstanding Series B Preferred Stock were converted into the same number of shares of the Company’s common stock.

During the year ended December 31, 2018, 90,659 and 39,682 shares of common stock were issued to James Nelson and Charles Cargile, respectively, from RSGAs executed in 2013 and 2017, respectively.

On May 3, 2018, James Nelson exercised 27,473 options at an exercise price of $1.82 per share and was issued the equivalent number of shares of common stock.

On September 14, 2018, the Company issued 49,873 shares of common stock at a conversion price of $2.37 per share for partial conversion of principal and accrued interest for a convertible promissory note in the aggregate amount of $118.

Preferred Stock

On November 25, 2015, the Company designated 1,700,000 shares, of its authorized preferred stock, as Series B Preferred Stock, $0.001 par value per share. Pursuant to the Certificate of Designation filed with the Secretary of State of the State of Delaware, and subject to the rights of any other series of preferred stock that may be established by the Company’s Board of Directors, holders of Series B Preferred Stock (the “Holders”) will have liquidation preference over the holders of the Company’s common stock in any distribution upon winding up, dissolution, or liquidation. Holders will also be entitled to receive dividends, if, when and as declared by the Company’s Board of Directors, which dividends shall be payable in preference and priority to any payment of any dividend to holders of common stock. Holders will be entitled to convert each share of Series B Preferred Stock into one (1) share of common stock and will also be entitled to vote together with the holders of common stock on all matters submitted to shareholders at a rate of one (1) vote for each share of Series B Preferred Stock. In addition, so long as at least 100,000 shares of Series B Preferred Stock are outstanding, the Company may not, without the consent of the Holders of at least a majority of the shares of Series B Preferred Stock then outstanding: (i) amend, alter or repeal any provision of the Certificate of Incorporation or bylaws of the Company or the Certificate of Designation so as to adversely affect any of the rights, preferences, privileges, limitations or restrictions provided for the benefit of the Holders or (ii) issue or sell, or obligate itself to issue or sell, any additional shares of Series B Preferred Stock, or any securities that are convertible into or exchangeable for shares of Series B Preferred Stock. 1,506,024 shares of Series B Preferred Stock, at a fair value of $4,500 were issued in December 2015 in connection with the acquisition of Plan B. On May 2, 2018, the Holder converted 1,506,024 shares of Series B Preferred Stock into 215,147 post-split shares of the Company’s common stock. As of December 31, 2019 there were no outstanding shares of Preferred Stock.

12. STOCK OPTIONS, RESTRICTED STOCK AND WARRANTS

Options

As of December 31, 2019, the Company has 143,623 non-qualified stock options outstanding to purchase 143,623 shares of common stock, per the terms set forth in the option agreements. The stock options vest at various times and are exercisable for a period of five years from the date of grant at exercise prices ranging from $2.10 to $21.70 per share, the market value of the Company’s common stock on the date of each grant. The Company determined the fair market value of these options by using the Black Scholes option valuation model.

A summary of the Company’s stock option activity and related information follows:

	2019		2018
		Weighted		Weighted
	Number	Average	Number	Average
	of	Exercise	of	Exercise
	Options	Price	Options	Price
Outstanding, beginning January 1	224,127	$12.11	267,880	$12.60
Granted	55,707	2.73	45,215	7.14
Exercised	-	-	(27,473)	1.82
Forfeited	(136,211)	11.49	(61,495)	17.92
Expired	-	-	-	-
Outstanding, end of December 31	143,623	8.99	224,127	12.11
Exercisable at the end of December 31	85,181	12.18	165,993	12.81
Weighted average fair value of options granted during period		1.31		3.85

The following summarizes the options to purchase shares of the Company’s common stock which were outstanding at December 31, 2019:

			Weighted
			Average
			Remaining
Exercisable	Stock Options	Stock Options	Contractual
Prices	Outstanding	Exercisable	Life (years)
$18.76	18,570	18,570	1.28
$20.16	7,142	7,142	1.67
$21.70	7,142	7,142	1.84
$10.50	20,282	17,920	2.38
$10.71	1,428	1,111	2.67
$6.93	7,142	4,161	3.25
$8.68	7,142	3,887	3.37
$6.51	7,142	4,004	3.32
$7.63	14,997	8,949	3.41
$2.31	3,071	1,082	3.95
$2.10	12,284	4,072	4.01
$3.07	30,138	6,548	4.63
2.52	7,143	593	4.76
	143,623	85,181

Aggregate intrinsic value of options outstanding and exercisable at December 31, 2019 and 2018 was $0. Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the fiscal period, which was $1.25 and $1.83 as of December 31, 2019 and 2018, respectively, and the exercise price multiplied by the number of options outstanding.

The Company recorded stock-based compensation for issued options of $184 and $381 for the years ended December 31, 2019 and 2018, respectively.

Restricted Stock Grant to CEO

With an effective date of March 29, 2017, subject to the Sunworks, Inc. 2016 Equity Incentive Plan, (the “2016 Plan”) the Company entered into an RSGA with its Chief Executive Officer, Charles Cargile. All shares issuable under the RSGA are valued as of the grant date at $10.50 per share. The RSGA provides for the issuance of up to 71,429 shares of the Company’s common stock. The restricted shares shall vest as follows: 23,810 of the restricted shares shall vest on the one (1) year anniversary of the effective date, and the balance, or 47,619 restricted shares, shall vest in twenty-four (24) equal monthly installments commencing on the one (1) year anniversary of the effective date.

In the year ended December 31, 2019 and 2018 stock-based compensation expense of $250 and $250, respectively was recognized for the March 29, 2017 RSGA.

During the year ended December 31, 2013, the Company entered into an RSGA with its then Chief Executive Officer, James B. Nelson, intended to provide and incentivize Mr. Nelson to improve the economic performance of the Company and to increase its value and stock price. All shares issuable under the RSGA were performance-based shares, valued as of the grant date at $3.29 per share. The RSGA provided for the issuance of up to 109,890 shares of the Company’s common stock to Mr. Nelson provided certain milestones are met in certain stages. As of September 30, 2014, two of the milestones were met, when the Company’s market capitalization exceeded $10 million and the consolidated gross revenue, calculated in accordance with GAAP, equaled or exceeded $10 million for the trailing twelve-month period. The Company issued 54,945 shares of common stock to Mr. Nelson at fair value of $180 during the year ended December 31, 2014. In conjunction with Mr. Nelson’s retirement in April 2018, the remaining 54,945 shares of the Company’s common stock vested and were issued to Mr. Nelson and $179 was expensed during 2018.

In the years ended December 31, 2019 and 2018, stock-based compensation expense of $0 and $179, respectively, was recognized for the 2013 RSGA.

In recognition of the efforts of James B. Nelson, the Company’s Chairman, in leading the Company through the uplisting and financing transaction consummated by the Company in 2015, on August 31, 2016, the Company granted Mr. Nelson a restricted stock grant of 35,714 shares of the Company’s common stock pursuant to the terms of the 2016 Plan. All shares issuable under the RSGA are valued as of the grant date at $20.30 per share. The restricted stock grant to Mr. Nelson was to vest upon the earlier of (i) January 1, 2021, (ii) a Change of Control as defined in the 2016 Plan (iii) upon Mr. Nelson’s retirement or (iv) upon Mr. Nelson’s death. “Change of Control” as defined in the 2016 Plan means (i) a sale of all or substantially all of the Company’s assets or (ii) a merger with another entity or an acquisition of the Company that results in the existing shareholders of the Company owning less than fifty percent (50%) of the outstanding shares of capital stock of the surviving entity following such transaction. Mr. Nelson’s retirement in April 2018 resulted in the RGSA being vested in full.

In the years ended December 31, 2019 and 2018, stock-based compensation expense of $0 and $502, respectively, was recognized for the 2016 RSGA.

The total combined option and restricted stock compensation expense recognized, in the statement of operations, during the years ended December 31, 2019 and 2018 was $434 and $1,313, respectively.

Warrants

As of December 31, 2019, the Company had 428,143 common stock purchase warrants outstanding. As of December 31, 2019 and 2018, the weighted average exercise price was $1.20 and $29.05, respectively. The reduction in the exercise price is a result of the sale of Placement Shares pursuant to the ATM Agreement at prices less than the original $29.05 exercise price of the warrants. In accordance with the terms of the Warrant Agreement, the original $29.05 exercise price is reduced to a price equal to the aggregate consideration received divided by the number of additional shares of common stock issued. The warrants had an issuance date of March 9, 2015 and expired unexercised on March 9, 2020.

A summary of the Company’s warrant activity and related information follows:

	December 31, 2019		December 31, 2018
		Weighted		Weighted
	Number	Average	Number	Average
	of	Exercise	of	Exercise
	Warrants	Price	Warrants	Price
Outstanding, beginning of period	428,143	1.20	428,143	$29.05
Granted	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Outstanding, end of period	428,143	$1.20	428,143	$29.05
Exercisable at the end of period	428,143	$1.20	428,143	$29.05
Weighted average fair value of options granted during the period		$1.20		$29.05

13. INCOME TAXES

The Company files income tax returns in the U.S. federal jurisdiction and the state of California. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2015.

Deferred income taxes have been provided by temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. To the extent allowed by GAAP, the Company provides valuation allowances against the deferred tax assets for amounts when the realization is uncertain. Included in the balances at December 31, 2019 and 2018, are no tax positions for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

The Company’s policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the periods ended December 31, 2019 and 2018, the Company did not recognize interest and penalties.

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the year ended December 31, 2019 and 2018 due to the following:

	2019	2018
Net taxable (loss) at effective tax rates	$(2,508)	$(1,567)
Stock compensation expense	119	358
Amortization of debt discount	94	10
Impairment of goodwill	-	519
Other	(223)	(153)
Valuation allowance	2,518	833

Income tax expense	$-	$-

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

At December 31, 2019, the Company had net operating loss carry-forwards of approximately $21.6 million that may be offset against future taxable income indefinitely. No tax benefit has been reported in the 2019 financial statements, since the potential tax benefit is offset by a valuation allowance of the same amount.

Net deferred tax assets consist of the following components as of December 31, 2019 and 2018:

	2019	2018
Deferred tax assets (liabilities):
NOL carryover	$5,910	$3,370
R&D carryover	173	173
Other	236	239
Depreciation	42	61
	6,361	3,843
Less valuation allowance	(6,361)	(3,843)

Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry-forwards for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry-forwards may be limited as to use in future years.

14. COMMITMENTS AND CONTINGENCIES

Sunworks United leases 27,530 square feet of mixed use space consisting of office and warehouse facilities in Roseville, California, at a monthly lease rate of $22. The lease expires in December 2021.

Sunworks United leases 2,846 square feet of retail space in Rocklin, California, at a monthly lease rate of $10. The lease expires in January 2021. Sunworks is the sublessor through January 2021. Sublessee makes monthly payments at a rate of $9 per month.

Sunworks United leases 5,304 square feet of office space in Rocklin, California, at a monthly lease rate of $6. The lease expires in May 2021. Sunworks is the sublessor through May 2021. Sublessee makes monthly payments at a rate of $5 per month.

Sunworks United leases 2,021 square feet of mixed use space consisting of office and warehouse facilities in Reno, Nevada at monthly lease rate of $2. The lease expires in October 2020. Sunworks is the sublessor through October 2020. Sublessee makes monthly payments at a rate of $2 per month.

Sunworks United leases approximately 3,665 square feet of mixed use space consisting of office and warehouse facilities in Riverside, California, at a monthly lease rate of $3. The lease expires in June 2021.

Sunworks Inc. leases 15,600 square feet of mixed use space consisting of office and warehouse facilities from an entity controlled by the former sole shareholder of Plan B Enterprises, Inc. in Durham, California, at a monthly lease rate of $9. The lease is month-to-month.

Sunworks United leases 5,000 square feet of mixed use space consisting of office and warehouse facilities in Tulare, California at monthly lease rate of $5. The lease expires in July 2021.

Sunworks United leases 3,560 square feet of mixed use space consisting of office and warehouse facilities in Campbell (San Jose), California at monthly lease rate of $5. The lease expires in January 2022.

Sunworks United leases 528 square feet of mixed use space consisting of office and warehouse facilities in White City, Oregon at monthly lease rate of $1. The lease is month-to-month.

From time to time, the Company is involved in routine litigation that arises in the ordinary course of business. There are no pending significant legal proceedings to which the Company is a party for which management believes the ultimate outcome would have a negative impact on the Company’s financial position.

15. MAJOR CUSTOMER/SUPPLIERS

For the years ended December 31, 2019 and 2018 the Company had no projects that represented more than 10% of revenue.

For the years ended December 31, 2019 and 2018 the following suppliers represented more than 10% of Costs of Goods Sold:

	2019	2018
Wesco	11.6%	13.2%
MBL & Sons	6.2%	10.1%

16. RELATED PARTY TRANSACTIONS

The Subordinated Notes (Note 10) were funded by the Company’s Chief Executive Officer and the Company’s Vice President of Commercial Operations.

The Company rents a facility in Durham, California from the Company’s Vice President of Commercial Operations for $9 per month.

17. SUBSEQUENT EVENTS

Subsequent to December 31, 2019 and through March 30, 2020, the following events occurred:

The sale and issuance of Placement Shares pursuant to the ATM Agreement continued with 9,817,343 additional common shares issued and outstanding resulting in gross proceeds of $7,976 and net proceeds of $7,737. No further Placement Shares will be sold under the ATM Agreement.

On January 29, 2020, the Company paid $1,500 of the $3,000 outstanding on the Senior Notes with CrowdOut Capital, Inc.

On March 11, 2020, the World Health Organization declared a pandemic related to the rapidly spreading coronavirus (COVID-19) outbreak, which has led to a global health emergency. The extent of the public-health impact of the outbreak is currently unknown and rapidly evolving, and the related health crisis could adversely affect the global economy, resulting in an economic downturn that could impact demand for the Company’s products.

In addition, the Company relies on third-party suppliers and manufacturers in China. This outbreak has resulted in the extended shutdown of certain businesses in Asia, which may in turn result in disruptions or delays to the Company’s supply chain. These disruptions may include temporary closure of third-party supplier and manufacturer facilities, interruptions in product supply or restrictions on the export or shipment of the Company’s products. Any disruption of the Company’s suppliers and their contract manufacturers will likely adversely impact the Company’s revenues and operating results.

The California stay at home order has begun to impact the Company’s operations. Sunworks continues to serve customers based on its qualification as an “Essential Business” as defined by county agencies “shelter-in-place” directives. As an Essential Business, Sunworks employees are allowed to leave their residence to continue working. Sunworks operates in the energy industry, which is federally identified as a critical infrastructure sector. Therefore, Sunworks is able to continue conducting business despite the California Department of Public Health mandate that all individuals living in the State of California must stay at their place of residence. However, governmental and our customer operations have been disrupted and access to customer sites has been limited in some cases. Sunworks has implemented temporary cost reduction measures and headcount reductions resulting in expected savings of $400,000 per month, or 30% of total operating expenses. The company expects first and second quarter revenue to be impacted by the current business environment and near-term uncertainty. The future impact of the outbreak is highly uncertain and cannot be predicted.

On March 13, 2020, the Company received a letter from The Nasdaq Stock Market LLC (“Nasdaq”) indicating that the Company has failed to comply with the minimum bid price requirement of Nasdaq Listing Rule 5550(a)(2). Nasdaq Listing Rule 5550(a)(2) requires that companies listed on the Nasdaq Capital Market maintain a minimum closing bid price of at least $1.00 per share.

Under Nasdaq Listing Rule 5810(c)(3)(A), the Company has a 180 calendar day grace period to regain compliance by meeting the continued listing standard. To regain compliance, the closing bid price of the Company’s common stock must meet or exceed $1.00 per share for a minimum of ten consecutive business days during this grace period.

The Company is monitoring the bid price of its common stock and will consider options available to it to achieve compliance.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013).

Management believes that the controls currently in place are adequate and operated effectively based upon the criteria established in “Internal Control-Integrated Framework” issued by the COSO, management concluded that as of December 31, 2019, our internal controls over financial reporting are effective,

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

No Attestation Report by Independent Registered Accountant

The effectiveness of our internal control over financial reporting as of December 31, 2019 has not been audited by our independent registered public accounting firm by virtue of our exemption from such requirement as a smaller reporting company.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following persons are our executive officers and directors, and hold the offices set forth opposite their names.

Name	Age	Position
Charles Cargile	55	Chief Executive Officer and Chairman (Effective January 2020)
Paul McDonnel	63	Interim Chief Financial Officer
Joshua Schechter	46	Chairman and Director (Resigned January 2020)
Rhone Resch	53	Director
Judith Hall	62	Director
Daniel Gross	49	Director
Stanley Speer	59	Director

The following is a brief account of the business experience during the past five years of each of our directors and executive officers:

Charles Cargile has served as Chief Executive Officer since April 2017, and a Director of the Company since September 2016 and Chairman since January 2020. From July 2016 until September 2016, Mr. Cargile served as an Executive Advisor to MKS Instruments, which acquired Newport Corporation (“Newport”) in April 2016. Prior to that, since 2000, Mr. Cargile served as the Chief Financial Officer for Newport. Prior to joining Newport, Mr. Cargile served in various capacities at York International Corporation (now a division of Johnson Controls, Inc.) since 1998 including Vice President, Finance and Corporate Development and Corporate Controller and Chief Accounting Officer. From 1992 to 1998 Mr. Cargile served at Flowserve Corporation, most recently as Corporate Controller and Chief Accounting Officer from 1995 to 1998. Mr. Cargile currently serves on the board of directors of Photon Control, a company engaged in the design and manufacture of optical sensors. Photon Control is publicly traded on the Toronto Exchange (TEX: Pho.to). Mr. Cargile holds a Bachelor of Science degree in Accounting from Oklahoma State University and a Master's degree in Business Administration from the Marshall School of Business at the University of Southern California

Mr. Cargile qualifies to serve on our Board of Directors because of his experience serving on public company board of directors and his extensive financial background including strategic development, capital structures, operational management and financial processes and controls.

Paul McDonnel joined the Company in September 2016 as our Chief Financial Officer and transitioned to Treasurer in May 2018. In February 2019, Mr. McDonnel was named as our Interim Chief Financial Officer. Prior to joining the Company, Mr. McDonnel served as the President of Vulcan Precision Linings since 2010. From 2009 until 2010 Mr. McDonnel served as the Chief Operating Officer of Franklin Covey Products, LLC. From 2006 until 2009 he served as the Corporate Controller & Chief Financial Officer of Arrowhead Research Corp., (NASDAQ: ARWR). From 2003 until 2005 Mr. McDonnel served as the Chief Executive Officer of Quality Imaging Products, and from 1999 until 2003 he served as the Chief Financial Officer and Senior Manager-Operations of Recall Secure Destruction Services. From 1994 to 1998 Mr. McDonnel served as the VP of Operations and Chief Operating Officer of Reid Plastics, Inc. (“Reid”). From 1990 until 1994 he served as Reid’s Chief Financial Officer. From 1987 to 1990 Mr. McDonnel served as the Vice President of Finance of Trojan Enterprises. From 1982 until 1987 he served in the audit practice of the Small Business Division of the Los Angeles office of Arthur Andersen & Co. Mr. McDonnel received both a Master of Arts - Management Accounting and Bachelor of Science – Accounting from Brigham Young University. Mr. McDonnel is a Certified Public Accountant in the State of California.

Joshua Schechter served as a director of the Company since April 2018 and as Chairman of our Board of Directors since May 2018 until his resignation in January 2020. Mr. Schechter has served as a director of Genesco, Inc. (NYSE: GCO) since April 2018. He has also served as a director and chairman on the board of directors of Support.com (NASDAQ: SPRT), a provider of cloud-based software and services for technology support, since 2016, as well as a member of its nominating and governance and audit committees. Since 2015, Mr. Schechter has served as a director of Viad Corp (NYSE: VVI), an international experiential services company. From 2008 to 2015, he served as a director of Aderans Co., Ltd. (“Aderans”), a multinational company engaged in hair-related business, and was the executive chairman of Aderans America Holdings, Inc., Aderans’ U.S. holding company. From 2001 to 2013, Mr. Schechter served as managing director of Steel Partners Ltd., a privately-owned hedge fund sponsor, and from 2008 to 2013, Mr. Schechter served as co-President of Steel Partners Japan Asset Management, LP, a private company offering investment services. Mr. Schechter previously served on the board of directors of The Pantry, Inc. (NASDAQ: PTRY), a leading independently operated convenience store chain in the southeastern United States and one of the largest independently operated convenience store chains in the country, from 2014 until the completion of its public sale in March 2015. Mr. Schechter earned an MPA in Professional Accounting and a BBA from The University of Texas at Austin.

Mr. Schechter is qualified to serve on our Board of Directors because of his many years of experience serving as a director for numerous public companies.

Rhone Resch has served as a director of the Company since November 2016. In 2016, Mr. Resch founded and serves as Chief Executive Officer of the Advanced Energy Advisors, a strategic solar energy advisory firm. He is also founder of Solarlytics, a high efficiency stealth technology company. Previously, he served as the President and Chief Executive Officer of Solar Energy Industries Association from 2004 until 2016. From 1998 until 2004, he served as the Senior Vice President of Natural Gas Supply Association, and from 1994 until 1998 he served as the Program Manager of the United States Environmental Protection Agency – Office of Air and Radiation. From 1992 until 1994 Mr. Resch served as a Senior Analyst at Project Performance Corporation. Mr. Resch received a Bachelor of Arts, English/Natural Resources from the University of Michigan, a Master of Environmental Science from State University of New York and a Master of Public Administration, Management from Syracuse University.

Mr. Resch is qualified to serve on our Board of Directors because of his industry expertise and corporate leadership experience.

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

Mr. Gross is qualified to serve on our Board of Directors due to his substantial background in both the financial and renewable energy industries.

Stanley Speer has served as a director of the Company since May 2018. Mr. Speer is the principal of Speer and Associates, LLC since 2012, a consulting firm he founded to provide practical operational, financial and strategic financial solutions to public and private businesses. Previously, Mr. Speer was a Managing Director with Alvarez & Marsal (“A&M”), in Los Angeles specializing in advising and assisting boards of directors, investment groups, management groups and lenders in a wide range of turnaround, restructuring and reorganization situations. Prior to joining A&M, Mr. Speer spent ten years as Chief Financial Officer for Cadiz, Inc., a publicly-held real estate and water resource management company, and its subsidiary Sun World International, a fully-integrated agriculture company. Prior to Cadiz, Mr. Speer was a partner with Coopers & Lybrand (now PricewaterhouseCoopers), where he spent 14 years in the Los Angeles office specializing in business reorganizations and mergers and acquisitions. Mr. Speer earned his bachelor's degree in business administration from the University of Southern California.

Mr. Speer is qualified to serve on our Board of Directors due to his many years of experience advising public and private companies.

Judith Hall has served as a director of the Company since October 2019. Ms. Hall served as chief legal officer and general counsel of Recurrent Energy, LLC, one of North America’s largest utility-scale solar developers. Prior to Recurrent Energy, LLC, Ms. Hall served as associate general counsel of Babock & Brown LP, a global investment and advisory firm. From 1997 to 2000, Ms. Hall served as an associate attorney with Pillsbury Winthrop Shaw Pittman LLP. Ms. Hall received her undergraduate degree in mechanical engineering from University of California Berkeley. She received her Juris Doctor from University of California Hastings and her Master of Laws from University of California Berkeley

Ms. Hall qualified to serve on our board of Directors because of her legal and industry experience together with her engineering education.

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

Code of Conduct and Ethics

We have adopted a code of conduct that applies to all of our directors, officers, and employees. The text of the code of conduct has been posted on our internet website and can be viewed at www.sunworksusa.com. Any waiver of the provisions of the code of conduct for executive officers and directors may be made only by the Audit Committee and, in the case of a waiver for members of the audit committee, by our Board of Directors. Any such waivers will be promptly disclosed to our shareholders.

Committees of our Board of Directors

Audit Committee. The Board has a standing Audit Committee, consisting of Messrs. Stanley Speer (Chair), Rhone Resch and Daniel Gross as members. The Audit Committee acts under a written charter, which more specifically sets forth its responsibilities and duties, as well as requirements for the Audit Committee’s composition and meetings. The audit committee charter is available on the Company’s website (www.sunworksusa.com). The Audit Committee held six meetings during the fiscal year ended December 31, 2019.

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

Corporate Governance/Nominating Committee. The Board has a standing Corporate Governance/Nominating Committee. The Nominating and Governance Committee consists of Ms. Judith Hall, (Chair) Messrs. Daniel Gross and Stanley Speer as members. The Nominating and Governance Committee acts under a written charter, which more specifically sets forth its responsibilities and duties, as well as requirements for its composition and meetings. The corporate governance/nominating committee charter is available on the Company’s website (www.sunworksusa.com). The Corporate Governance/Nominating Committee held one meeting during the fiscal year ended December 31, 2019.

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

The Corporate Governance/Nominating Committee does not have a formal policy that requires it to consider any director candidates that might be recommended by shareholders but adheres to the Company’s By-Laws provisions and Securities and Exchange Commission rules relating to proposals by shareholders. The Corporate Governance/Nominating Committee of our Board of Directors is responsible for identifying and selecting qualified candidates for election to our Board of Directors prior to each annual meeting of the Company’s shareholders. In identifying and evaluating nominees for director, the Corporate Governance/Nominating Committee considers each candidate’s qualities, experience, background and skills, as well as other factors, such as the individual’s ethics, integrity and values which the candidate may bring to our Board of Directors.

The Board has determined that all the members of the Corporate Governance/Nominating Committee are “independent” under the current listing standards of NASDAQ.

Compensation Committee. The Board has a standing Compensation Committee. The Compensation Committee of the Board is composed entirely of directors who are not our current or former employees, each of whom meets the applicable definition of “independent” as defined by the rules of the Nasdaq Stock Market. None of the members of the Compensation Committee during fiscal 2018 (i) had any relationships requiring disclosure by the Company under the SEC’s rules requiring disclosure of related party transactions or (ii) was an executive officer of a company of which an executive officer of the Company is a director. The current members of the Compensation Committee are Mr. Rhone Resch (Chair), and Ms. Judith Hall. The Compensation Committee has no interlocks with other companies. The compensation committee charter is available on the Company’s website (www.sunworksusa.com). The Compensation Committee held two meetings during the fiscal year ended December 31, 2019.

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

Board of Directors Leadership Structure and Role in Risk Oversight.

Our Board is responsible for the selection of the Chairman of the Board and the Chief Executive Officer. Joshua Schechter served as our Chairman until January 2020. Charles Cargile now serves as Chief Executive Officer and Chairman, effective January 2020.

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

The primary purpose of the compensation and benefits described below is to attract, retain, and motivate highly talented individuals who will engage in the behaviors necessary to enable us to succeed in our mission while upholding our values in a highly competitive marketplace. Different elements are designed to engender different behaviors, and the actual incentive amounts, which may be awarded to each Named Executive Officer, are subject to the annual review of our Board of Directors. The following is a brief description of the key elements of our planned executive compensation structure.

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

The Elements of Sunworks’ Compensation Program

Base Salary

Executive officer base salaries are based on job responsibilities and individual contribution. The board reviews the base salaries of our executive officers, including our Named Executive Officers, considering factors such as corporate progress toward achieving objectives (without reference to any specific performance-related targets) and individual performance experience and expertise. Additional factors reviewed by our Board of Directors in determining appropriate base salary levels and raises include subjective factors related to corporate and individual performance. For the year ended December 31, 2019, our Board of Directors approved all executive officer base salary decisions.

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

Equity Incentive Awards

In March 2016, our Board of Directors adopted the 2016 Plan and in June 2016, our stockholders adopted the same. The maximum number of shares of common stock that may be issued under the 2016 Plan is 542,857. The 2016 Plan is currently administered by our Compensation Committee. The 2016 Plan authorizes grants of stock options, stock appreciation rights and restricted stock awards to officers, employees, directors of the Company as well as consultants who are selected by the Compensation Committee to receive an award. No option shall be exercisable more than 10 years after the date of grant. No option granted under the 2016 Plan is transferable by the individual or entity to whom it was granted otherwise than by will or laws of descent and distribution, and, during the lifetime of such individual, is not exercisable by any other person, but only by the recipient.

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

The tables below estimate the current value of amounts payable in the event that a change in control occurred on December 31, 2019. The following tables exclude certain benefits, such as accrued vacation, that are available to all employees generally. The actual amount of payments and benefits that would be provided can only be determined at the time of a change in control and/or the qualifying separation from our Company.

Name	Base Salary (1)	Annual Incentive Bonus (2)	Value of Stock Awards Accelerated (3) (4)	Value of Stock Options Accelerated (3) (5)
Charles Cargile	$600,000	-	$7,440	-
Paul McDonnel	$202,000	-	-	-

(1)	Base salary is equal to 24 months of salary for Mr. Cargile and 12 months of salary for Mr. McDonnel.

(2)	As no annual bonus amount is guaranteed, this carries zero value at December 31, 2019.

(3)	Based on the last sale price of the Company’s common stock as quoted on the NASDAQ Capital Market on December 31, 2019, which was $1.25 per share.

(4)	Based on 5,949 stock awards that are unvested at December 31, 2019.

(5)	As the stock value at December 31, 2019 is lower than the exercise price for all options that would be accelerated, there is no value associated with these.

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

Executive Officer Compensation

The following table sets forth the total compensation paid in all forms to the executive officers of the Company and includes our principal executive officer, our principal operating officer and our principal financial officer during the periods indicated:

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards (1)	Option Awards (2)	Non-Equity Incentive Plan Compensation	Non- Qualified Deferred Compensation Earnings	All Other Compensation	Total

Charles Cargile, Chief Executive	2019	$300,000	$0	$250,000	$27,700	0	0	0	$577,700
Officer	2018	300,000	0	250,000	54,400	0	0	0	604,400

Philip Radmilovic, Chief Financial	2019	$31,800	$0	$0	$700	0	0	0	$32,400
Officer (3)	2018	170,800	$16,000	0	5,800	0	0	0	192,600

Paul McDonnel, Interim Chief Financial	2019	$180,200	$0	$0	$11,400	0	0		$191,600
Officer (4)	2018	125,600	$0	0	18,300	0	0		143,900

(1)	The amount reflected in this column is the stock-based compensation cost recognized by the Company during fiscal years 2019 and 2018. The fair value of each restricted stock grant is estimated on the date of grant using the closing price of our common stock on the date of the grant as reported on the NASDAQ Capital Market.

(2)	The amount reflected in this column is the stock-based compensation cost recognized by the Company during fiscal years 2019 and 2018. The fair value of each grant is estimated on the date of grant using the Black-Scholes option-pricing model.

(3)	Philip Radmilovic resigned from his position with the Company, effective on February 22, 2019.

(4)	Paul McDonnel served as Chief financial Officer until May 28, 2018 and then served as Treasurer until February 22, 2019, when he was appointed Interim Chief Financial Officer.

Employment Agreements

We have entered into employment agreements with our named executive officers as follows:

On March 29, 2017, we entered into an at-will employment agreement with our Chief Executive Officer. Pursuant to the terms of the employment agreement, Mr. Cargile receives a base salary of $300,000 per year and a discretionary bonus. The employment agreement also provides for a restricted stock grant of 500,000 shares, one third of which shall vest on the one-year anniversary of the grant, and the balance of which shall vest in twenty-four equal monthly installments commencing on the one-year anniversary of the grant.

Outstanding Equity Awards

The following table sets forth information with respect to unexercised stock options, stock that has not vested, and equity incentive plan awards held by our executive officers outstanding as of December 31, 2019.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards					Stock Awards
Name and Principal Position	Number of Securities Underlying Unexercised Options Exercisable		Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date	Number of Shares of Stock that Have not Vested		Market Value of Shares of Stock that Have not Vested

Charles Cargile	7,172	(3)	0	$20.16	9/1/21	5,949	(1)	$7,436	(4)
Chief Executive	6,248	(2)	924	10.50	5/17/22
Officer	3,026	(2)	2,688	7.63	5/30/23
	2,036	(2)	4,106	2.10	1/2/24

Philip Radmilovic (5)	0		0	0
Chief Financial Officer	0		0	0

Paul McDonnel	3,748	(2)	537	10.50	5/17/22
Interim Chief Financial Officer	387	(2)	2,684	3.07	8/9/24

(1)	On March 29, 2017, Mr. Cargile was granted 71,429 restricted shares of our common stock subject to the Sunworks, Inc. 2016 Equity Incentive Plan, (the “2016 Plan”). All shares issuable under the RSGA are valued as of the grant date at $10.50 per share. The restricted shares shall vest as follows: 23,810 of the restricted shares shall vest on the one (1) year anniversary of the effective date, and the balance, or 47,619 restricted shares, shall vest in twenty-four (24) equal monthly installments commencing on the one (1) year anniversary of the effective date.

(2)	Options granted pursuant to the 2016 Plan and vest at the rate of 1/36th per month.

(3)	Options granted pursuant to the 2016 Plan and vest at the rate of 1/24th per month.

(4)	Based on the closing price of the Company’s common stock on the NASDAQ Capital Market on December 31, 2019, which was $1.25 per share.

(5)	Philip Radmilovic resigned from his position with the Company, effective on February 22, 2019.

Restricted Stock

The Company entered into an RSGA, with its Chief Executive Officer, Charles Cargile, effective March 29, 2017, which is subject to the 2016 Plan. All shares issuable under the RSGA are valued as of the grant date at $10.50 per share. The RSGA provides for the issuance of up to 71,429 shares of the Company’s common stock. The restricted shares shall vest as follows: 23,810 of the restricted shares shall vest on the one (1) year anniversary of the effective date, and the balance, or 47,619 restricted shares, shall vest in twenty-four (24) equal monthly installments commencing on the one (1) year anniversary of the effective date.

Option Exercises and Stock Vested

During the fiscal year ended December 31, 2018, James Nelson, our former Executive Chairman, exercised an option and acquired 27,473 shares of our common stock.

In conjunction with Mr. Nelson’s retirement in April 2018, the remaining 54,945 shares of the Company’s common stock subject to a 2013 RSGA and 35,714 shares of the Company’s common stock subject to a 2016 RSGA vested and were issued to Mr. Nelson.

Director Compensation

The following table sets forth certain information regarding the compensation paid to our non-employee directors during the fiscal year ended December 31, 2019:

Director Compensation

Name	Fees earned or cash paid	Stock Awards	Option Awards	All other compensation	Total

Rhone Resch	$36,000		3,571	$	$39,571
Daniel Gross	$36,000		3,571	$	$39,571
Stanley Speer	$36,000		3,571	$	$39,571
Joshua Schechter (1)	$36,000		3,571	$	$39,571
Judith Hall (2)	$9,000		7,143	$	$16,143

(1)	Resigned from our Board of Directors and from the role of Chairman effective January 27, 2020.

(2)	Appointed as a member of the Board of Directors effective October 1, 2019.

The compensation paid to non-employee Board members is $3,000 per month. Option awards granted to directors of the Company pursuant to the Company’s 2016 Equity Incentive Plan vest in one month increments over a one-year period. Directors may also be reimbursed their expenses for traveling, hotel and other expenses reasonably incurred in connection with attending board or committee meetings or otherwise in connection with the Company’s business.

As of December 31, 2019, there are no other cash compensation arrangements in place for members of the Board of Directors acting as such.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding beneficial ownership of shares of our common stock as of March 30, 2020, by (i) each person known to beneficially own more than 5% of our outstanding common stock, (ii) each of our directors, (iii) each of our named executive officers, and (iv) all of our directors and executive officers as a group. Except as otherwise indicated, the persons named in the table below have sole voting and investment power with respect to all shares beneficially owned, subject to community property laws, where applicable.

	Common Stock
Name of Beneficial Owner (1)	Number of Shares Owned (2)	Percentage Owned (2)(3)

Paul McDonnel (4)	7,315	0.0%
Charles Cargile (5)	105,144	0.6%
Rhone Resch (6)	13,335	0.1%
Daniel Gross (7)	7,774	0.0%
Stanley Speer (8)	7,500	0.0%
Judith Hall (9)	1,781	0.0
All officers and directors as a group (6 persons)	142,849	0.9%

(1) The address for our officers and directors is c/o the Company, 1030 Winding Creek Road, Suite 100, Roseville, California 95678.

(2) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of March 30, 2020 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

(3) Percentage based on 16,628,992 shares of common stock issued and outstanding at March 30, 2020.

(4) Includes (a) 2,218 shares of common stock, (b) 5,097 shares underlying options that are vested and currently exercisable and options which may be exercisable in the next 60 days.

(5) Includes (a) 84,158 shares of common stock, (b) 20,986 shares underlying options that are vested and currently exercisable and options which may be exercisable in the next 60 days.

(6) Includes (a) 0 shares of common stock, (b) 13,335 shares underlying options that are vested and currently exercisable and options which may be exercisable in the next 60 days.

(7) Includes (a) 0 shares of common stock, (b) 7,774 shares underlying options that are vested and currently exercisable and options which may be exercisable in the next 60 days.

(8) Includes (a) 0 shares of common stock, (b) 7,500 shares underlying options that are vested and currently exercisable and options which may be exercisable in the next 60 days.

(9) Includes (a) 0 shares of common stock, (b) 1,781 shares underlying options that are vested and currently exercisable and options which may be exercisable in the next 60 days

Item 13. Certain Relationships and Related Transactions and Director Independence.

The following is a description of transactions since January 1, 2018, to which we have been a party in which the amount involved exceeded or will exceed $120,000 and in which any of our directors, executive officers, beneficial holders of 5% or more of our capital stock, or entities affiliated with them, had or will have a direct or indirect material interest:

In April 2018, we entered into a Loan Agreement with CrowdOut Capital, Inc., pursuant to which we issued an aggregate of $3.75 million in promissory notes, of which $3 million are Senior Notes and $750,000 are Subordinated Notes. The Subordinated Notes were funded by our Chief Executive Officer, Charles Cargile, and our Vice President of Commercial Operations, Kirk Short. The Loan Agreement provided for the appointment of Joshua Schechter to our Board of Directors and the right of CrowdOut Capital, Inc. to at any time designate a replacement for Mr. Schechter. CrowdOut Capital, Inc.’s right to designate a director to our Board of Directors terminates upon the satisfaction of all of our obligations under the Loan Agreement.

On January 27, 2020, our Board of Directors received written notice from Joshua Schechter of his resignation as director and Chairman of our Board of Directors, effective immediately.

On January 28, 2020 we entered into a second amendment to the Loan Agreement, pursuant to which the Loan Agreement was amended to permit the partial prepayment of $1.5 million without prepayment fees. The Loan Amendment also provides that, unless an event of default occurs under the Loan Agreement, CrowdOut will no longer have the right to designate a member to our Board of Directors.

Effective with the Loan Amendment, our Board of Directors appointed Charles Cargile as Chairman to fill the vacancy resulting from Mr. Schechter’s resignation. On January 29, 2020 we paid CrowdOut $1.5 million as a prepayment of the $3 million Senior Note.

Director Independence

Our Board of Directors presently consists of five members. Our Board of Directors has determined that each of Messrs. Speer, Gross, Resch and Ms. Judith Hall are “independent,” as defined by SEC rules adopted pursuant to the requirements of the Sarbanes-Oxley Act of 2002 and as determined in accordance with Rule 4200(a)(15) of the Marketplace Rules of the Nasdaq Stock Market, Inc.

Item 14. Principal Accountant Fees and Services.

Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ending December 31, 2019 and 2018 were: $147,500 and $162,700, respectively.

Audit-Related Fees

The aggregate fees billed in either of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant’s financial statements and are not reported under item (1) for the fiscal years ending December 31, 2019 and 2018 were $17,500, and $2,500, respectively. Audit related fees primarily include fees due for consent letters.

Tax Fees

The aggregate fees were billed for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning for the fiscal years ending December 31, 2019 and 2018 was $15,000 and $15,000, respectively.

All Other Fees

Other fees billed for professional services provided by the principal accountant, other than the services reported above, for the fiscal years ending December 31, 2019 and 2018 were $0 and $0.

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

(3) Exhibits.

The following exhibits are filed with this report, or incorporated by reference as noted:

(a)

1.1

At Market Issuance Sales Agreement, dated June 6, 2019, between Sunworks, Inc. and B. Riley FBR, Inc. (Incorporated by reference to the current report on Form 8-K filed with the Securities and Exchange Commission on June 6, 2019).

2.1	Agreement and Plan of Merger dated August 6, 2015 with Plan B Enterprises, Inc. d/b/a Universal Racking Solutions, Kirk R. Short and Elite Solar Acquisition Sub., Inc. (Incorporated by reference to the current report on Form 8-K filed with the Securities and Exchange Commission on August 12, 2015).
2.2	Amendment No. 1 dated October 30, 2015 to Agreement and Plan of Merger dated August 6, 2015 (Incorporated by reference to the current report on Form 8-K filed with the Securities and Exchange Commission on November 2, 2015).
2.3	Amendment No. 2 dated November 30, 2015 to Agreement and Plan of Merger dated August 6, 2015 (Incorporated by reference to the current report on Form 8-K filed with the Securities and Exchange Commission on December 2, 2015).
3.1*	Amended and Restated Certificate of Incorporation.
3.2	Bylaws (Incorporated by reference to the Form SB-2 Registration Statement filed with the Securities and Exchange Commission, dated August 1, 2005).
4.1	Form of Warrant Agreement between Sunworks, Inc., Computershare Inc., and Computershare Trust Company, N.A. (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on March 5, 2015).
4.2#	Sunworks, Inc. 2016 Equity Compensation Plan (incorporated by reference to Schedule 14A filed with the Securities and Exchange Commission on May 18, 2016).

4.3*	Description of Registrant’s Capital Stock.
10.1#	Form of Indemnification Agreement (Incorporated by reference from the quarterly report on Form 10-Q filed with the Securities and Exchange Commission on October 31, 2019.
10.2#	Non-statutory Stock Option Agreement with James B. Nelson, dated July 22, 2010 (Incorporated by reference from the current report on Form 8-K filed by the Company with the Securities and Exchange Commission on August 5, 2010).
10.3#	Restricted Stock Grant Agreement, dated September 23, 2013, by and between Solar 3D, Inc., a Delaware corporation, as Grantor, and James B. Nelson, as Grantee (Incorporated by reference to the current report on Form 8-K filed with the Securities and Exchange Commission on September 26, 2013).
10.4#	Stock Purchase Agreement by and among Solar United Network, Inc., Emil Beitpolous, Abe Emard, Richard Emard, Mikhail Podnebesnyy, and Solar 3D, Inc., dated October 31, 2013 (Incorporated by reference to the current report on Form 8-K filed with the Securities and Exchange Commission on November 6, 2013).
10.5#	Addendum to Stock Purchase Agreement by and among Solar United Network, Inc., Emil Beitpolous, Abe Emard, Richard Emard, Mikhail Podnebesnyy, and Solar 3D, Inc., dated January 31, 2014 (Incorporated by reference to the current report on Form 8-K filed with the Securities and Exchange Commission on January 31, 2014).
10.6#	Amendment to Restricted Stock Grant Agreement, dated May 1, 2014 by and between Solar 3D, Inc. and James B. Nelson (Incorporated by reference to the current report on current report on Form 8-K filed with the Securities and Exchange Commission on May 2, 2014).
10.7#	Second Amendment to Restricted Stock Grant Agreement, dated August 26, 2014 by and between Solar 3D, Inc. and James B. Nelson (Incorporated by reference to the current report on Form 8-K filed with the Securities and Exchange Commission on August 29, 2014).
10.8#	Form of Restricted Stock Grant Agreement in connection with grants to Abe Emard, Emil Beitpolous and Mikhail Podnebesnyy dated October 1, 2014 (Incorporated by reference to the current report on Form 8-K filed with the Securities and Exchange Commission on October 3, 2014).
10.9	Asset Purchase Agreement dated November 3, 2014 between MD Energy, LLC, Daniel Mitchell, Andrea Mitchell and Solar 3D, Inc. (Incorporated by reference to the quarterly report on Form 10-Q filed on November 10, 2014).
10.10	Amended and Restated Asset Purchase Agreement dated February 28, 2015 between MD Energy, LLC, Daniel Mitchell, Andrea Mitchell and Solar 3D, Inc. (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on March 3, 2015).
10.11	Convertible Promissory Note issued February 28, 2015 (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on March 3, 2015).
10.12#	Employment Agreement effective as of March 29, 2017 between Sunworks, Inc. and Charles Cargile (Incorporated by reference to the annual report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2018).
10.13#	Form of Change of Control Agreement dated as of September 26, 2017 between Sunworks, Inc. and Charles Cargile. (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on September 28, 2017).
10.14#	Form of Change of Control Agreement dated as of September 26, 2017 between Sunworks, Inc. and the officers party thereto (Incorporated by reference to the current report on Form 8-K filed with the Securities and Exchange Commission on September 28, 2017).
10.15	Loan Agreement dated April 27, 2018 between CrowdOut Capital, Inc. and Sunworks, Inc. (Incorporated by reference to the current report on Form 8-K filed with the Securities and Exchange Commission on April 27, 2018).
10.16	Senior Promissory Note issued April 27, 2018 (Incorporated by reference to the current report on Form 8-K filed with the Securities and Exchange Commission on April 27, 2018).
10.17	Subordinated Promissory Note issued April 27, 2018 (Incorporated by reference to the current report on Form 8-K filed with the Securities and Exchange Commission on April 27, 2018).
10.18	Security Agreement dated April 27, 2018 between CrowdOut Capital, Inc. and Sunworks, Inc. (Incorporated by reference to the current report on Form 8-K filed with the Securities and Exchange Commission on April 27, 2018).
10.19	Subordinated Agreement dated April 27, 2018 between CrowdOut Capital, Inc. and Sunworks, Inc. (Incorporated by reference to the current report on Form 8-K filed with the Securities and Exchange Commission on April 27, 2018).
10.20	First Amendment to Loan Agreement dated June 3, 2019 between CrowdOut Capital, LLC and Sunworks, Inc. (Incorporated by reference to the current report on Form 8-K filed with the Securities and Exchange Commission on June 4, 2019).
14.1	Sunworks, Inc. Code of Conduct, adopted May 2018 (Incorporated by reference to the current report filed on June 5, 2018).
21.1*	Subsidiaries
31.1*	Certification of Principal Executive Officer
31.2*	Certification of Principal Financial Officer
32.1*	Section 1350 Certificate of President and Chief Financial Officer

101.INS XBRL Instance Document
101.SCH XBRL Taxonomy Extension Schema Document
101.CAL XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF XBRL Taxonomy Extension Definition Linkbase
101.LABXBRL Taxonomy Extension Labels Linkbase Document
101.PRE XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
#	Denotes management compensatory plan or arrangement.

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

Date: March 30, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Charles F. Cargile	Chief Executive Officer and Chairman	March 30, 2020
Charles F. Cargile	(Principal Executive Officer)

/s/ Paul McDonnel	Interim Chief Financial Officer	March 30, 2020
Paul McDonnel	(Principal Financial and Accounting Officer)

/s/ Judith Hall	Director	March 30, 2020
Judith Hall

/s/ Daniel Gross	Director	March 30, 2020
Daniel Gross

/s/ Stanley Speer	Director	March 30, 2020
Stanley Speer

/s/ Rhone Resch	Director	March 30, 2020
Rhone Resch

