Form 10-Q
period 2020-03-31
Sunworks, Inc.
filed 2020-05-07
CIK 1172631

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020.

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

The number of shares of registrant’s common stock outstanding as of May 6, 2020 was 16,628,992

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this Quarterly Report) contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and we intend that such forward-looking statements be subject to the safe harbors created thereby. For this purpose, any statements contained in this Quarterly Report except for statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue” or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. In addition, any statements that refer to projections of our future financial performance, trends in our businesses, or other characterizations of future events or circumstances are forward-looking statements.

The forward-looking statements included herein are based on current expectations of our management based on available information and involve a number of risks and uncertainties, all of which are difficult or impossible to predict accurately and many of which are beyond our control. As such, our actual results may differ significantly from those expressed in any forward-looking statements. Factors that might cause these differences include, but are not limited to, the impacts of the COVID-19 pandemic, including the impacts on us, our operations, or our future financial and operational results; those factors discussed in this Quarterly Report under the caption “Risk Factors” and in Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019 (our Annual Report). We caution you that the foregoing list may not include all of the forward-looking statements made in this Quarterly Report. In light of the significant risks and uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by us or any other person that such results will be achieved, and readers are cautioned not to place undue reliance on such forward-looking information. Except as may be required by law, we disclaim any intent to revise the forward-looking statements contained herein to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

SUNWORKS, INC.

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2020 AND DECEMBER 31, 2019

(in thousands, except share and per share data)

	March 31, 2020	December 31, 2019
	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$5,471	$3,154
Restricted cash	385	385
Accounts receivable, net	6,753	7,606
Inventory, net	2,007	2,970
Contract assets	5,154	4,864
Other current assets	697	275
Total Current Assets	20,467	19,254
Property and Equipment, net	457	511
Operating lease right-of-use asset	1,374	1,505
Other Assets
Other deposits	69	69
Goodwill	5,464	9,464
Total Other Assets	5,533	9,533
Total Assets	$27,831	$30,803

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable and accrued liabilities	$10,234	$11,221
Contract liabilities	3,435	4,616
Customer deposits	604	753
Operating lease liability, current portion	893	864
Loan payable, current portion	57	88
Promissory note payable, current portion	2,127	-
Acquisition promissory note, current portion	-	252
Total Current Liabilities	17,350	17,794

Long-Term Liabilities
Operating lease liability	481	641
Promissory note payable, net	-	3,484
Warranty liability	471	441
Total Long-Term Liabilities	952	4,566
Total Liabilities	18,302	22,360

Shareholders’ Equity
Preferred stock Series B, $001 par value; 5,000,000 authorized shares; 0 and 0 issued and outstanding, respectively	-	-
Common stock, $.001 par value; 200,000,000 authorized shares; 16,628,992 and 6,805,697 issued and outstanding, respectively	17	7
Additional paid in capital	88,956	81,132
Accumulated deficit	(79,444)	(72,696)
Total Shareholders’ Equity	9,529	8,443
Total Liabilities and Shareholders’ Equity	$27,831	$30,803

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SUNWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

(UNAUDITED)

(in thousands, except share and per share data)

	Three Months Ended
	March 31, 2020	March 31, 2019

Revenue	$12,361	$9,268

Cost of Goods Sold	11,405	9,912

Gross Profit (Loss)	956	(644)

Operating Expenses
Selling and marketing expenses	657	782
General and administrative expenses	2,599	2,676
Goodwill impairment	4,000	-
Stock-based compensation	98	124
Depreciation and amortization	81	92

Total Operating Expenses	7,435	3,674

Loss before Other Income/(Expenses)	(6,479)	(4,318)

Other Income/(Expenses)
Other income (expense)	(10)	(8)
Interest expense	(259)	(209)

Total Other Income/(Expenses)	(269)	(217)

Loss before Income Taxes	(6,748)	(4,535)

Income Tax Expense	-	-

Net Loss	$(6,748)	$(4,535)

LOSS PER SHARE:
Basic	$(0.60)	$(1.21)
Diluted	$(0.60)	$(1.21)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
Basic	11,163,902	3,733,858
Diluted	11,163,902	3,733,858

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUNWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2020 and 2019

(in thousands, except share and per share data)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2019	6,805,697	$7	$81,132	$(72,696)	$8,443
Stock-based compensation	-	-	35	-	35
Issuance of common stock under terms of restricted stock grants	5,952	-	63	-	63
Sales of common stock pursuant to S-3 registration statement	9,817,343	10	7,726	-	7,736
Net loss for the three months ended March 31, 2020	-	-	-	(6,748)	(6,748)
Balance at March 31, 2020 (unaudited)	16,628,992	$17	$88,956	$(79,444)	$9,529

			Additional
	Common stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2018	3,730,110	$4	$73,502	$(63,510)	$9,996
Stock-based compensation	-	-	62	-	62
Issuance of common stock under terms of restricted stock grants	5,952	-	62	-	62
Net loss for the three months ended March 31, 2019	-	-	-	(4,535)	(4,535)
Balance at March 31, 2019 (unaudited)	3,736,062	$4	$73,626	$(68,045)	$5,585

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUNWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2020 and 2019

(unaudited)

(in thousands, except share and per share data)

	Three Months Ended
	March 31, 2020	March 31, 2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(6,748)	$(4,535)
Adjustments to reconcile net (loss) to net cash used in operating activities
Depreciation and amortization	81	92
Amortization of right-of-use asset	131	183
Stock-based compensation	98	124
Goodwill impairment	4,000	-
Amortization of debt issuance costs	143	13
Bad debt expense	122	23
Changes in Assets and Liabilities
(Increase) Decrease in:
Accounts receivable	731	1,756
Inventory	963	208
Deposits and other current assets	(422)	(268)
Contract assets	(290)	3,125
Increase (Decrease) in:
Accounts payable and accrued liabilities	(987)	(3,048)
Contract liabilities	(1,181)	65
Customer deposits	(149)	542
Warranty and other liability	30	30
Operating lease liability	(131)	(183)
NET CASH USED IN OPERATING ACTIVITIES	(3,609)	(1,873)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(27)	-
NET CASH USED IN INVESTING ACTIVITIES	(27)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Loans payable repayments	(31)	(59)
Acquisition promissory note	(252)	(151)
Promissory note payable repayment	(1,500)	-
Proceeds from sale of common stock, net	7,736	-
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	5,953	(210)

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	2,317	(2,083)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH BEGINNING OF PERIOD	3,539	4,075
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, END OF PERIOD	$5,856	$1,992

CASH PAID FOR:
Interest	$83	$126
Taxes	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS
Operating right-of-use asset and operating lease liability upon adoption of ASU 2016-02, Leases (Topic 842)	$-	$2,153

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUNWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

MARCH 31, 2020

(in thousands, except share and per share data)

References herein to “we,” “us,” “Sunworks,” and “the Company” are to Sunworks, Inc. and its wholly-owned subsidiaries Sunworks United, Inc. (“Sunworks United”), MD Energy, Inc. (“MD Energy”), and Plan B Enterprises, Inc. (“Plan B”).

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. The financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

At the Company’s Annual Meeting of Stockholders on August 7, 2019, the stockholders of the Company approved a reverse stock split of its issued and outstanding common stock at a ratio not less than 1-for-3 and not greater than 1-for-10. On August 29, 2019, the Company’s Board of Directors approved the reverse stock split at a ratio of 1-for-7 which went into effect at the open of trading on August 30, 2019. At the effective time of the reverse stock split, every seven shares of issued and outstanding common stock was converted into one share of issued and outstanding common stock. The authorized shares of 200,000,000 and the par value of $0.001 remain the same. All shares and related financial information in this Quarterly Report on Form (this “Quarterly Report”) 10-Q are retroactively stated to reflect this 1-for-7 reverse stock split.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of the Company is presented to assist in understanding the Company’s financial statements. These accounting policies conform to accounting principles generally accepted in the United States of America (“GAAP”) and have been consistently applied in the preparation of the financial statements.

There have been no significant changes in the Company’s accounting policies from those disclosed in its Annual Report on Form 10-K for the year ended December 31, 2019.

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

Revisions in cost and profit estimates during the course of the contract are reflected in the accounting period in which the facts, which require the revision, become known. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions, and final contract settlements, may result in revisions to costs and income and are recognized in the period in which the revisions are determined.

Accounts Receivable

Accounts receivable are recorded on contracts for amounts currently due based upon progress billings, as well as retention, which are collectible upon completion of the contracts. Retention receivable is the amount withheld by a customer until a contract is completed. Retention receivables of $824 and $1,027 were included in the balance of trade accounts receivable as of March 31, 2020 and December 31, 2019, respectively.

The Company performs ongoing credit evaluation of its customers. Management monitors outstanding receivables based on factors surrounding the credit risk of specific customers, historical trends, age of receivables and other information, and records bad debts using the allowance method. Accounts receivable are presented net of an allowance of $350 for doubtful accounts at March 31, 2020, and $350 for doubtful accounts at December 31, 2019. During the three months ended March 31, 2020 and 2019, $122 and $23 was recorded as bad debt expense, respectively.

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

Concentration Risk

Cash includes amounts deposited in financial institutions in excess of insurable Federal Deposit Insurance Corporation (“FDIC”) limits. At times throughout the year, the Company may maintain cash balances in certain bank accounts in excess of FDIC limits. As of March 31, 2020, the cash balance in excess of the FDIC limits was $5,516. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk in these accounts.

Inventory

Inventory is valued at the lower of cost or market, and is determined by the first-in, first-out method. Inventory primarily consists of panels, inverters, and mounting racks and other materials. The Company also carries a reserve for inventory obsolescence that may arise from technological advancement or changes in government regulation. Inventory is presented net of an allowance of $50 at March 31, 2020, and $50 at December 31, 2019.

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

Depreciation expense for the three months ended March 31, 2020 and 2019 was $81 and $92, respectively.

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

Advertising and Marketing

The Company expenses advertising and marketing costs as incurred. Advertising and marketing costs include primarily printed material, sponsorships, tradeshow costs, magazine, and catalog advertisement. Included within selling and marketing expenses are advertising and marketing costs for the three months ended March 31, 2020 and 2019 of $23 and $43, respectively.

Warranty Liability

The Company establishes warranty liability reserves to provide for estimated future expenses as a result of installation and product defects, product recalls and litigation incidental to the Company’s business. Liability estimates are determined based on management’s judgment, considering such factors as historical experience, the likely current cost of corrective action, manufacturers’ and subcontractors’ participation in sharing the cost of corrective action, and consultations with third party experts such as engineers. Solar panel manufacturers currently provide substantial warranties between ten to twenty-five years with full reimbursement to replace and install replacement panels. Inverter manufacturers currently provide warranties covering ten to fifteen-year replacement and installation. The warranty liability for estimated future warranty costs is $471 and $441 at March 31, 2020 and December 31, 2019, respectively.

Stock-Based Compensation

The Company periodically issues stock options and warrants to employees and non-employees. The Company accounts for stock option and warrant grants issued and vesting to employees based on the authoritative guidance provided by the Financial Accounting Standards Board (“FASB”) whereas the value of the award is measured on the date of grant and recognized over the vesting period. The Company accounts for stock options and warrant grants issued and vesting to non-employees in accordance with the authoritative guidance of the FASB where the value of the stock compensation is based upon the measurement date as determined at either a) the date at which a performance commitment is reached, or b) at the date at which the necessary performance to earn the equity instruments is complete. Non-employee stock-based compensation charges generally are amortized over the vesting period on a straight-line basis. In certain circumstances where there are no future performance requirements by the non-employee, option grants are immediately vested and the total stock-based compensation charge is recorded in the period of the measurement date.

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

A net loss causes all outstanding common stock options, warrants, convertible preferred stock, and convertible notes to be anti-dilutive. As a result, the basic and diluted losses per common share are the same for the three months ended March 31, 2020 and 2019, respectively.

As of March 31, 2020, the potentially dilutive securities that have been excluded from the computations of weighted average shares outstanding include 142,195 stock options. During the quarter ended March 31, 2020, the remaining restricted stock grants were issued and the outstanding warrants expired unexercised.

As of March 31, 2019, the potentially dilutive securities that have been excluded from the computations of weighted average shares outstanding include 136,071 stock options, 25,792 restricted stock grants, 428,143 warrants, and shares underlying convertible notes.

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

The Company retains a valuation consulting firm to test for indefinite lived intangibles and goodwill impairment in the fourth quarter of each year and whenever events or circumstances indicate that the carrying amount of an asset exceeds its fair value and may not be recoverable. In accordance with the Company’s policies, the Company performed a quantitative assessment of indefinite lived intangibles and goodwill at December 31, 2019, no impairment was found. As a result of the events and circumstances resulting from the COVID-19 pandemic, the Company’s outlook for revenue, profitability and cash flow have deteriorated. Therefore, the Company performed another quantitative assessment of indefinite lived intangibles and goodwill at March 31, 2020. It was determined that the carrying value of goodwill exceeded its fair value at March 31, 2020 and, as a result, recorded an impairment of $4,000.

Fair Value of Financial Instruments

Disclosures about fair value of financial instruments, require disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of March 31, 2020, the amounts reported for cash, accrued interest and other expenses, and notes payable approximate the fair value because of their short maturities.

The Company accounts for financial instruments measured at fair value on a recurring basis under ASC Topic 820. ASC Topic 820 defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC Topic 820 establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). These tiers include:

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

New Accounting Pronouncements

Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842): Accounting for Leases. This update requires that lessees recognize right-of-use assets and lease liabilities that are measured at the present value of the future lease payments at lease commencement date. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee will largely remain unchanged and shall continue to depend on its classification as a finance or operating lease. The Company adopted the ASU and related amendments on January 1, 2019 and elected certain practical expedients permitted under the transition guidance. The Company elected the optional transition method that allows for a cumulative-effect adjustment in the period of adoption and did not restate prior periods. Under the new guidance, the majority of the Company’s leases continued to be classified as operating. During the first quarter of 2019, the Company completed its implementation of its processes and policies to support the new lease accounting and reporting requirements. Based on the Company’s lease portfolio as of January 1, 2019, the impact of adopting ASU 2016-02 increased both the Company’s total assets and total liabilities by $2,153. The adoption of this ASU did not have a significant impact on the Company’s Consolidated Statements of Operations or Cash Flows. See Note 4 for more information regarding the new standard for leases.

In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment, which simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, current U.S. GAAP requires the performance of procedures to determine the fair value at the impairment testing date of assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, the amendments under this ASU require the goodwill impairment test to be performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The ASU became effective for the Company on January 1, 2020 and was followed in the preparation of a quantitative assessment of indefinite lived intangibles and goodwill at March 31, 2020. It was determined that the carrying value of goodwill exceeded its fair value at March 31, 2020 and, as a result, we recorded an impairment of $4,000.

Management reviewed currently issued pronouncements during the three months ended March 31, 2020, and believes that any other recently issued, but not yet effective, accounting standards, if currently adopted, would not have a material effect on the accompanying consolidated financial statements.

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

The following table represents a disaggregation of revenue by customer type from contracts with customers for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
Agricultural, Commercial, and Industrial (ACI)	$4,610	$4,037
Public Works	3,978	1,318
Residential	3,773	3,913
Total	$12,361	$9,268

Contract assets represent revenue recognized in excess of amounts billed on contracts in progress. Contract liabilities represent billings in excess of revenue recognized on contracts in progress. At March 31, 2020 and December 31, 2019, the contract asset balances were $5,154 and $4,864, respectively, and the contract liability balances were $3,435 and $4,616, respectively.

4. Leases

The Company has operating leases for offices, warehouses, vehicles, and office equipment. The Company’s leases have remaining lease terms of 1 year to 3 years, some of which include options to extend.

The Company’s lease expense for the three months ended March 31, 2020 and 2019 was entirely comprised of operating leases and amounted to $260 and $299, respectively. Operating lease payments, which reduced operating cash flows for the three months ended March 31, 2020 and 2019, amounted to $260 and $299 respectively. The difference between the ROU asset amortization of $131 and the associated lease expense of $260 consists of interest, new vehicles, and lease extensions originated during the three months ended March 31, 2020.

Supplemental balance sheet information related to leases was as follows:

March 31, 2020
(in thousands)
Operating lease right-of-use assets	$1,374

Operating lease liabilities—short term	893
Operating lease liabilities—long term	481
Total operating lease liabilities	$1,374

As of March 31, 2020, the weighted average remaining lease term was 1.5 years and the discount rates for the Company’s leases was 10.0%.

Maturities for leases were as follows:

Operating Leases
(in thousands)
Remainder of 2020	$751
2021	671
2022	49
2023	6
2024	-
Thereafter	-
Total lease payments	$1,477
Less: imputed interest	103
Total	$1,374

5. LOANS PAYABLE

On January 5, 2016, the Company entered into a loan agreement for the acquisition of a pile driver in the principal amount of $182 bearing interest at 5.5%. The loan agreement called for monthly payments of $4 and matured on January 15, 2020. The loan was secured by the equipment. At March 31, 2020, there was no remaining loan balance.

On September 8, 2016, the Company entered into a loan agreement for the acquisition of a pile driver in the principal amount of $174 bearing interest at 5.5%. The loan agreement calls for monthly payments of $4 and is scheduled to mature on September 15, 2020. The loan is secured by the pile driver. The outstanding balance at March 31, 2020 was $24.

On November 14, 2016, the Company entered into a 0% interest loan agreement for the acquisition of an excavator in the principal amount of $59. The loan agreement calls for monthly payments of $1 and is scheduled to mature on November 13, 2020. The loan is secured by the excavator. The outstanding balance at March 31, 2020 was $9.

On December 23, 2016, the Company entered into a loan agreement for the acquisition of modular office systems and related furniture in the principal amount of $172 bearing interest at 4.99%. The loan agreement calls for 16 quarterly payments of $12 and is scheduled to mature in September 2020. The loan is secured by the modular office systems and related furniture. The outstanding balance at March 31, 2020 was $24.

As of March 31, 2020 and December 31, 2019, loans payable (“Loans Payable”) are summarized as follows:

	March 31, 2020	December 31, 2019
Equipment notes payable	57	88
Subtotal	57	88
Less: Current position	(57)	(88)
Long-term position	$-	$-

6. ACQUISITION CONVERTIBLE PROMISSORY NOTE

On February 28, 2015, the Company issued a 4% convertible promissory note in the aggregate principal amount of $2,650 as part of the consideration paid to acquire 100% of the total outstanding stock of MD Energy. The note was convertible into shares of common stock on or after each of the following dates: November 30, 2015, November 30, 2016 and November 30, 2017. The conversion price was $2.60 per share. A beneficial conversion feature of $3,262 was calculated but capped at the $2,650 value of the note. The beneficial conversion feature was calculated by multiplying the difference between the fair value of stock at the date of the note, $5.80, less the conversion price of $2.60 multiplied by the maximum number of shares subject to conversion, 1,019,231. In November 2015, the Company issued 339,743 shares of common stock upon conversion of the principal amount of $883. Commencing on March 31, 2015, and each quarter thereafter during the first two (2) years of the note, the Company made quarterly interest only payments to the noteholder for accrued interest on the note during the quarter. Commencing with the quarter ending on June 30, 2017, the Company began to make quarterly payments of interest accrued on the convertible note during the prior quarter plus $151 with the final payment of all outstanding principal and accrued but unpaid interest on the convertible note due and payable on February 28, 2020, the maturity date. This convertible promissory note was paid in full at maturity. The debt discount is fully amortized and has a zero balance. The Company recorded interest expense of $3 and $7 during the three months ended March 31, 2020 and 2019, respectively. The outstanding balances at March 31, 2020 and December 31, 2019 were $0 and $252, respectively.

The Company evaluated the foregoing financing transactions in accordance with ASC Topic 470, Debt with Conversion and Other Options, and determined that the conversion feature of the convertible promissory note was afforded the exemption for conventional convertible instruments due to its fixed conversion rate. The convertible promissory note had explicit limits on the number of shares issuable, so it met the conditions set forth in current accounting standards for equity classification. The convertible promissory note was issued with non-detachable conversion options that were beneficial to the investors at inception because the conversion option had an effective strike price that was less than the market price of the underlying stock at the commitment date. The accounting for the beneficial conversion feature required that the beneficial conversion feature be recognized by allocating the intrinsic value of the conversion option to additional paid-in-capital, resulting in a discount on the convertible note, which was amortized and recognized as interest expense.

7. CONVERTIBLE PROMISSORY NOTES

On February 11, 2014, the Company entered into a securities purchase agreement providing for the sale of a 10% convertible promissory note in the principal amount of $100. The note was convertible into shares of common stock of the Company at a price equal to a variable conversion price equal to the lesser of $9.10 per share, or fifty percent (50%) of the lowest trading price after the effective date. As of September 30, 2014, the note was exchanged for a new convertible note with a fixed conversion price of $2.37. Per ASC 815, the derivative liability on the note was extinguished and the new note was re-valued per ASC 470, as a beneficial conversion feature. The note matured on various dates from the effective date of each advance with respect to each advance. At the sole discretion of the lender, the lender was able to modify the maturity date to be twelve (12) months from the effective date of each advance. The note matured on various dates in 2014, and was extended to September 30, 2016, and in March 2016 was subsequently extended to June 30, 2019 with zero interest. The Company recorded no interest expense during the years ended December 31, 2019 and 2018. On April 10, 2019, all remaining principal and accrued interest due under the convertible promissory note was converted into 68,082 shares of common stock (post-split). The balances converted included $100 of principal and $61 of accrued interest with a remaining principal balance of $0.

8. PROMISSORY NOTES PAYABLE

On April 27, 2018, the Company entered into a Loan Agreement (the “Loan Agreement”) with CrowdOut Capital, Inc. (“CrowdOut”) pursuant to which the Company issued an aggregate of $3,750 in promissory notes (the “Notes”), of which $3,000 is a Senior Note and $750 are Subordinated Notes. The Subordinated Notes were funded by the Company’s Chief Executive Officer, Charles Cargile, and the Company’s President of Commercial Operations, Kirk Short.

The Notes bear interest at the rate of the one-month LIBOR plus 950 basis points and were originally scheduled to mature on June 30, 2020. The maturity date of the Notes was subsequently extended to January 31, 2021.

On June 3, 2019, the Company entered into an amendment to its Loan Agreement (the “First Amendment”), pursuant to which the maturity date of the $3,000 Senior Note and $750 Subordinated Notes was extended from June 30, 2020 to January 31, 2021. In connection with entering into the First Amendment, the Company agreed to issue to CrowdOut, as the holder of the Senior Note, 57,143 shares of common stock (post-split) as an amendment fee (the “Amendment Fee”) pursuant to the Company’s shelf registration statement on Form S-3.

On January 28, 2020, the Company entered into a second amendment to its Loan Agreement (the “Second Amendment” and, together with the First Amendment, the “Amendments”) pursuant to which the Loan Agreement was amended to permit the partial prepayment of One Million Five Hundred Thousand Dollars ($1,500) of the loan amount without any prepayment fees. In addition, the Second Amendment provides that, unless an event of default occurs under the Loan Agreement, CrowdOut will no longer have the right to designate a member to the Company’s Board of Directors.

Based upon the closing price of the Company’s common stock on June 17, 2019, the day of issuance, the 57,143 shares were valued at $344. The $344 Amendment Fee plus $7 for CrowdOut Amendment related legal fees have been added to the debt issuance costs and are being amortized over the remaining life of the loan. The Notes may be prepaid in whole without the consent of the lender or in part with the consent of the lender. At the time the Notes are paid in full, the Company shall pay CrowdOut, as the holder of the Senior Note, an exit fee of $435 The Company is accruing the exit fee of $435 over the extended remaining life of the Loan Agreement and recognizing the exit fee as interest expense. For the three months ended March 31, 2020 and 2019, the exit fee recorded as interest expense was $33 and $50, respectively.

In connection with the issuance of the Senior Note, the Company entered into a security agreement (the “Security Agreement”) pursuant to which the Company granted to CrowdOut a security interest in certain of the Company’s assets to secure the prompt payment, performance and discharge in full of all of the Company’s obligations under the Senior Note. The Company also entered into a subordination agreement with the holders of the Subordinated Notes and the Senior Note pursuant to which the Subordinated Notes are subordinated to the Senior Note.

The Loan Agreement contains certain customary Events of Default including, but not limited to, default in payment of any sum payable thereunder, breaches of representations or warranties thereunder, the occurrence of an event of default under the transaction documents, change in control of the Company, filing of bankruptcy and the entering or filing of certain monetary judgments against the Company. Upon the occurrence of an Event of Default the outstanding principal amount of the Notes, plus accrued but unpaid interest and other amounts owing in respect thereof, shall become, at the giving of notice by CrowdOut, immediately due and payable. Interest on overdue payments upon the occurrence of an Event of Default shall accrue interest at a rate equal to the lesser of 18% per annum or the maximum rate permitted under applicable law. Additionally, the Loan Agreement includes a subjective Event of Default clause if CrowdOut reasonably determines that an event has occurred that would reasonably be expected to have a “Material Adverse Effect”. In January 2020, $1,500 of the $3,000 Senior Note was paid.

In conjunction with the Loan Agreement and Amendments, the Company recorded $468 of capitalized debt issuance costs. The debt issuance costs are being amortized over the life of the Loan Agreement and recognized as interest expense. The balance payable under the Notes is reported net of the unamortized portion of the debt issuance costs. The Company recorded amortization of the debt issuance cost of $143 and $13 as interest expense during the three months ended March 31, 2020 and 2019, respectively. The $143 recorded as amortization of the debt issuance costs during the three months ended March 31, 2020 includes $98 of expense required as a result of the $1,500 prepayment of the $3,000 Senior Note and required write-off of a proportionate share of the associated debt issuance cost.

Promissory notes payable at March 31, 2020 and December 31, 2019 are as follows:

	March 31, 2020	December 31, 2019
Promissory notes payable	$2,250	$3,750
Less, debt issuance costs	(123)	(266)
Promissory notes payable, net	$2,127	$3,484

9. CAPITAL STOCK

Common Stock

At the Company’s Annual Meeting of Stockholders on August 7, 2019, the stockholders of the Company approved a reverse stock split of the Company’s issued and outstanding common stock at a ratio not less than 1-for-3 and not greater than 1-for-10. On August 29, 2019, the board of directors of the Company approved the reverse stock split at a ratio of 1-for-7 which went into effect at the open of trading on August 30, 2019. At the effective time of the reverse stock split, every seven shares of issued and outstanding common stock was converted into one share of issued and outstanding common stock. The authorized shares of 200,000,000 and the par value of $0.001 remain the same. All shares and related financial information in this Quarterly Report are retroactively stated to reflect this 1-for-7 reverse stock split.

On March 13, 2020, the Company received a letter from The Nasdaq Stock Market LLC (“Nasdaq”) indicating that the Company has failed to comply with the minimum bid price requirement of Nasdaq Listing Rule 5550(a)(2). Nasdaq Listing Rule 5550(a)(2) requires that companies listed on the Nasdaq Capital Market maintain a minimum closing bid price of at least $1.00 per share.

Under Nasdaq Listing Rule 5810(c)(3)(A), the Company had a 180-calendar-day grace period to regain compliance by meeting the continued listing standard. To regain compliance, the closing bid price of the Company’s common stock must meet or exceed $1.00 per share for a minimum of ten consecutive business days during this grace period.

Given the current extraordinary market conditions, Nasdaq has determined to toll the compliance periods for bid price and market value of publicly held shares requirements through June 30, 2020. Therefore, the Company will have until November 23, 2020 to regain compliance with the minimum bid price requirement. The Company is monitoring the bid price of its common stock and will consider options available to it to achieve compliance.

During the three months ended March 31, 2020 and 2019, 5,952 shares of common stock were issued during each respective period to the Company’s Chief Executive Officer, Charles Cargile pursuant to the terms of a restricted stock grant agreement (the “March 2017 RSGA”) effective March 29, 2017. See Note 10 for more information regarding the March 2017 RSGA.

On April 10, 2019, the remaining principal of $100 and accrued interest of $61 due under the convertible promissory notes dated January 31, 2014 and February 11, 2014 were converted into 68,082 shares of common stock.

Pursuant to an At Market Issuance Sales Agreement (the “ATM Agreement”) with B. Riley FBR, Inc. (the “Agent”) the Company could offer and sell from time to time up to an aggregate of $15,000 of shares of the Company’s common stock, par value $0.001 per share (the “Placement Shares”), through the Agent.

The Placement Shares were registered under the Securities Act of 1933, as amended, pursuant to the Registration Statement (“Registration Statement”) on Form S-3 (File No. 333-231653), which was originally filed with the Securities and Exchange Commission (“SEC”) on May 21, 2019 and declared effective by the SEC on May 31, 2019. The base prospectus was contained within the Registration Statement, and a prospectus supplement was filed with the SEC on June 6, 2019.

Sales of the Placement Shares, pursuant to the ATM Agreement, were made in sales deemed to be “at the market offerings” as defined in Rule 415 promulgated under the Securities Act. The Agent acted as sales agent and used commercially reasonable efforts to sell on the Company’s behalf all of the Placement Shares requested to be sold by the Company, consistent with its normal trading and sales practices, on mutually agreed terms between the Agent and the Company.

The Company had no obligation to sell any of the Placement Shares under the ATM Agreement and could at any time suspend offers under the ATM Agreement or terminate the ATM Agreement. The Company intends to use the net proceeds from this offering for general corporate purposes, including, without limitation, sales and marketing activities, product development, making acquisitions of assets, businesses, companies or securities, capital expenditures, repayment of indebtedness, and for working capital needs.

Placement Shares sold between June 6, 2019 and December 31, 2019 totaled 2,920,968 shares. Total gross proceeds for the shares were $7,023 or $2.404 per share. Net proceeds, less issuance, costs were $6,691 or $2.291 per share as of December 31, 2019.

Placement Shares sold between January 1, 2020 and March 26, 2020 totaled 9,817,343 shares. Total gross proceeds for the shares were $7,976 or $0.812 per share. Net proceeds, less issuance, costs were $7,736 or $0.788 per share as of March 31, 2020. With the sale of the Placement Shares sold in the three months ended March 31, 2020, the Company has sold the maximum amount allowed under its prospectus supplement and no further Placement Shares under the ATM Agreement will be sold without the Company filing an additional prospectus supplement with the SEC. The Registration Statement was filed in reliance on Instruction I.B.6. of Form S-3, which imposes a limitation on the maximum amount of securities that the Company may sell pursuant to the Registration Statement during any twelve-month period. At the time the Company sells securities pursuant to the Registration Statement, the amount of securities to be sold plus the amount of any securities the Company has sold during the prior twelve months in reliance on Instruction I.B.6. may not exceed one-third of the aggregate market value of the Company’s outstanding common stock held by non-affiliates as of a day during the 60 days immediately preceding such sale as computed in accordance with Instruction I.B.6. Therefore, the Company is not currently eligible to sell additional shares under the Registration Statement.

10. STOCK OPTIONS, RESTRICTED STOCK, AND WARRANTS

Options

As of March 31, 2020, the Company has 142,195 non-qualified stock options outstanding to purchase 142,195 shares of common stock, per the terms set forth in the option agreements. The stock options vest at various times and are exercisable for a period of five years from the date of grant at exercise prices ranging from $2.10 to $21.70 per share, the market value of the Company’s common stock on the date of each grant. The Company determined the fair market value of these options by using the Black Scholes option valuation model.

	March 31, 2020
	Number	Weighted average
	of Options	exercise price
Outstanding, beginning December 31, 2019	143,623	$8.99
Granted	-	-
Exercised	-	-
Forfeited	(1,428)	$18.76
Outstanding, end of March 31, 2020	142,195	$8.81
Exercisable at the end of March 31, 2020	92,136	$11.48

During the three months ended March 31, 2020 and 2019, the Company charged a total of $35 and $62, respectively, to operations to recognize stock-based compensation expense for stock options.

Restricted Stock Grant to CEO

With an effective date of March 29, 2017, subject to the Sunworks, Inc. 2016 Equity Incentive Plan, (the “2016 Plan”) the Company entered into the March 2017 RSGA with its Chief Executive Officer, Charles Cargile. All shares issuable under the March 2017 RSGA are valued as of the grant date at $10.50 per share. The March 2017 RSGA provides for the issuance of up to 71,429 shares of the Company’s common stock. The restricted shares shall vest as follows: 23,810 of the restricted shares shall vest on the one (1) year anniversary of the effective date, and the balance, or 47,619 restricted shares, shall vest in twenty-four (24) equal monthly installments commencing on the one (1) year anniversary of the effective date.

In the three months ended March 31, 2020 and 2019, stock-based compensation expense of $63 and $62, respectively was recognized for the March 2017 RSGA.

The total combined option and restricted stock compensation expense recognized in the statement of operations, during the three months ended March 31, 2020 and 2019 was $98 and $124, respectively.

Warrants

As of March 31, 2020, the Company had no remaining stock purchase warrants outstanding. The 428,143 warrants previously issued on March 9, 2015 with an average exercise price of $0.65 expired unexercised on March 9, 2020.

11. RELATED PARTY TRANSACTIONS

The Subordinated Notes (Note 8) were funded by the Company’s Chief Executive Officer and the Company’s Vice President of Commercial Operations.

The Company rents a facility in Durham, California from the Company’s President of Commercial Operations for $9 per month.

12. SUBSEQUENT EVENTS

On April 28, 2020, the Company entered into a Third Amendment to Loan Agreement (“Third Amendment”) with CrowdOut. Pursuant to the Third Amendment, CrowdOut provided its consent permitting the Company to obtain its Paycheck Protection Plan (“PPP”) loan.

On April 28, 2020, the Company received a loan under the PPP of $2,847. Proceeds from the loan used to cover documented expenses related to payroll, rent and utilities, during the 8-week period, subsequent to the cash being received by the Company, are eligible to be forgiven. The forgiveness amount allows for not more than 25% of the forgiveness to be for non-payroll items and is subject to reduction if employees are terminated or wages are reduced. The remaining unforgiven amount of the loan bears interest at 1% per annum and matures on April 28, 2022. Initial principal payments are deferred for the first six months; however, interest still accrues during this time. There are no collateral requirements or prepayment penalties associated with the loan.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements and related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q (this Quarterly Report) and the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2019 (our Annual Report). This section contains forward-looking statements that are based on our current expectations and reflect our plans, estimates, and anticipated future financial performance. These statements involve numerous risks and uncertainties. Our actual results may differ materially from those expressed or implied by these forward-looking statements as a result of many factors, including those set forth in the sections entitled “Risk Factors” in Part II, Item 1A, and “Cautionary Note Regarding Forward-Looking Statements” included in this Quarterly Report.

Unless otherwise noted, (1) “Sunworks” refers to Sunworks, Inc., a Delaware corporation formerly known as Solar3D, Inc. (2) “Company,” “we,” “us,” and “our,” refer to the ongoing business operations of Sunworks and its Subsidiaries, whether conducted through Sunworks or a subsidiary of Sunworks, (3) “Subsidiaries” refers collectively to Sunworks United, Inc. (Sunworks United), MD Energy, Inc. (MD Energy) and Plan B Enterprises (Plan B).

Overview

We provide photovoltaic (PV) based power systems for the agricultural, commercial, industrial (ACI), public works, and residential markets in California, Nevada, Massachusetts, Oregon, New Jersey and Hawaii. We have direct sales and/or operations personnel in California, Massachusetts, and Oregon. Through our operating subsidiaries, we design, arrange financing, integrate, install, and manage systems ranging in size from 2kW (kilowatt) for residential projects to multi MW (megawatt) systems for larger ACI and public works projects. ACI installations have included installations at office buildings, manufacturing plants, warehouses, service stations, churches, and agricultural facilities such as farms, wineries, and dairies. Public works installations have included school districts, local municipalities, federal facilities and higher education institutions. We provide a full range of installation services to our solar energy customers including design, system engineering, procurement, permitting, construction, grid connection, warranty, system monitoring and maintenance.

Based upon our organizational structure and the way in which our operations are managed and evaluated, we currently operate in one segment.

For the three months ended March 31, 2020, approximately 69% of our 2020 revenue was from installations for the ACI and public works markets and approximately 31% of our revenue was from installations for the residential market.

For the three months ended March 31, 2019 approximately 58% of our revenue was from installations for the ACI and public works markets and approximately 42% of our revenue was from installations for the residential market.

At our Annual Meeting of Stockholders on August 7, 2019, our stockholders approved a reverse stock split of our issued and outstanding common stock at a ratio not less than 1-for-3 and not greater than 1-for-10. On August 29, 2019, our board of directors approved the reverse stock split at a ratio of 1-for-7 which went into effect at the open of trading on August 30, 2019. At the effective time of the reverse stock split, every seven shares of our issued and outstanding common stock were converted into one share of our issued and outstanding common stock. The authorized shares of 200,000,000 and the par value of $0.001 remain the same. All shares and related financial information in this Quarterly Report are retroactively stated to reflect this 1-for-7 reverse stock split.

IMPACT OF COVID-19

The recent outbreak of COVID-19 has spread globally, including to the United States, which has resulted in significant governmental measures being implemented to control the spread of the virus, including quarantines, travel restrictions and business shutdowns. To assist readers in reviewing management’s discussion and analysis of financial condition and results of operations, we provide the following discussion about the effects COVID-19 has had on the Company, what management expects the future impact to be, how we are responding to evolving circumstances and how we are planning for further COVID-19 uncertainties.

The California stay at home order has impacted our operations. We continue to serve customers based on our qualification as an “Essential Business” as defined by county agencies’ “shelter-in-place” directives. As an Essential Business, our employees are allowed to leave their residences to continue working. We operate in the energy industry, which is identified as a critical infrastructure sector by the Federal Homeland Security Cybersecurity and Infrastructure Security Agency (CISA). Therefore, we are able to conduct business despite the California Department of Public Health’s mandate that all individuals living in the State of California must stay at their place of residence. Although we are permitted to continue our operations as an Essential Business, COVID-19 and the “shelter-in-place” directives have materially disrupted the operations of the government, utility companies, various authorities having jurisdiction over our business and our customers. This disruption negatively impacts our ability to generate revenue on projects in backlog and causes many customers to delay decisions on new projects. As a result, we have implemented temporary cost and headcount reductions. Although we continue working with our reduced workforce, these cost savings are offset by an expected decline in revenues from the disruption impacting our customers.

Although we cannot predict the impact and severity of COVID-19 to our operations, these developments and measures have negatively affected our business already. We will continue to manage the impact through appropriate cost cutting measures. Of concern is how severely the COVID-19 outbreak could adversely impact our ability to source materials used in our operations or affect our ability to complete ongoing installations in a timely manner. It is also possible that any one of our key executives or other personnel could become incapacitated by COVID-19. COVID-19 has also caused a decline in demand for our products and services. To help offset the financial impact, we have received a loan under the Paycheck Protection Plan of $2,847 which we will utilize to return personnel to the field to focus on revenue generating activities and mitigating the impact COVID-19 has on our business.

As the situation around COVID-19 evolves, we are monitoring our business to ensure that our expenses are in line with expected cash generation. We have an internal team that evaluates the ongoing impact of COVID-19 on our business and is reacting to changes daily, as need arises. We are focused on the best possible outcome for the Company as we navigate through these uncertain times.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include estimates used to review our goodwill, impairments and estimations of long-lived assets, revenue recognition on percentage of completion type contracts, allowances for uncollectible accounts, warranty reserves, inventory valuation, valuations of non-cash capital stock issuances and the valuation allowance on deferred tax assets. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable in the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Revenue Recognition

Revenues and related costs on construction contracts are recognized as the performance obligations are satisfied over time in accordance with Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers. Under ASC 606, revenue and associated profit will be recognized as the customer obtains control of the goods and services promised in the contract (i.e., performance obligations). The cost of uninstalled materials or equipment will generally be excluded from our recognition of profit, unless specifically produced or manufactured for a project, because such costs are not considered to be a measure of progress. All un-allocable indirect costs and corporate general and administrative costs are charged to the periods as incurred. However, in the event a loss on a contract is foreseen, we will recognize the loss as it is determined.

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

Leases

We determine if an arrangement is a lease at inception. Operating lease right-of-use assets (ROU assets) and short-term and long-term lease liabilities are included on the face of the condensed consolidated balance sheet. If we had finance lease ROU assets, such assets would be presented within other assets, and finance lease liabilities would be presented appropriately.

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

Indefinite Lived Intangibles and Goodwill Assets

We account for business combinations under the acquisition method of accounting in accordance with ASC 805, Business Combinations, where the total purchase price is allocated to the tangible and identified intangible assets acquired and liabilities assumed based on their estimated fair values. The purchase price is allocated using the information currently available, and may be adjusted, up to one year from acquisition date, after obtaining more information regarding, among other things, asset valuations, liabilities assumed and revisions to preliminary estimates. The purchase price in excess of the fair value of the tangible and identified intangible assets acquired less liabilities assumed is recognized as goodwill.

We test for indefinite lived intangibles and goodwill impairment in the fourth quarter of each year and whenever events or circumstances indicate that the carrying amount of the asset exceeds its fair value and may not be recoverable. In accordance with our policies, we performed a quantitative assessment of indefinite lived intangibles and goodwill at December 31, 2019. At December 31, 2019, we retained an independent valuation consulting firm to test for indefinite lived intangibles and goodwill impairment. Based on the valuation assessment, we determined that the carrying value of the assets did not exceed the fair value and, therefore, there was no impairment of assets. As a result of the events and circumstances resulting from the COVID-19 pandemic, we now expect our near-term revenue, profitability and cash flow to be lower than we anticipated in our previous review. Therefore, we performed another quantitative assessment of indefinite lived intangibles and goodwill at March 31, 2020. It was determined that the carrying value of goodwill exceeded its fair value at March 31, 2020 and, as a result, we recorded an impairment of $4,000. The primary driver of the $4,000 impairment at March 31, 2020 compared to no impairment at December 31, 2019, was lowered revenue projections for 2020 due to the impact of COVID-19, combined with the ATM sales in the first quarter of 2020, which resulted in a higher carrying value of the net assets of the Company.

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

Stock-Based Compensation

We periodically issue stock options to employees and directors. We account for stock option grants issued and vesting to employees based on the authoritative guidance provided by the Financial Accounting Standards Board (FASB) whereas the value of the award is measured on the date of grant and recognized over the vesting period.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2020 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2019

REVENUE AND COST OF GOODS SOLD

For the three months ended March 31, 2020, revenue increased 33.4% to $12,361 compared to $9,268 for the three months ended March 31, 2019. Cost of goods sold for the three months ended March 31, 2020 was $11,405, or 15.1% above the $9,912 reported for the three months ended March 31, 2019.

Increased revenue, along with lower cost of goods sold resulted in a gross profit of $956 for the quarter ended March 31, 2020. This compares to $(644) of gross loss for the three months ended March 31, 2019, or an improvement of $1,600. The gross margin was 7.7% for the three months ended March 31, 2020 compared to a negative gross margin of (6.9%) for the three months ended March 31, 2019. Approximately 69% of revenue for the three months ended March 31, 2020 was from installations for the ACI and public works markets compared to 58% of revenue for the three months ended March 31, 2019.

SELLING AND MARKETING EXPENSES

For the three months ended March 31, 2020, selling and marketing (S&M) expenses were $657 compared to $782 for the three months ended March 31, 2019. As a percentage of revenue, S&M expenses were 5.3% of first quarter revenue in 2020 compared to 8.4% in the first quarter of 2019. First quarter S&M expenses were $125 less than the same period in the prior year. Most of the decrease resulted from a reduction in personnel in the sales and sales support functions, lower commission and promotional expenses and lower advertising expenses.

GENERAL AND ADMINISTRATIVE EXPENSES

Total general and administrative (G&A) expenses were $2,599 for the three months ended March 31, 2020, compared to $2,676 for the three months ended March 31, 2019. As a percentage of revenue, G&A expenses were 21.0% of first quarter revenue in 2020 compared to 28.9% in the first quarter of 2019. Headcount reductions between periods resulted in savings in salaries and employee benefits that were partially offset by increases in bad debt expense, vehicle insurance, transportation and recruiting. There is a continuing emphasis on improving talent and using technology to improve construction management systems and processes while at the same time reducing G&A expenses.

Operating expenses, including stock-based compensation, for 2020 are expected to decrease as we have made cuts in our headcount and other operating expenses due to COVID-19. The total impact on our financial statements related to COVID-19 is unknown as the pandemic continues evolve.

GOODWILL IMPAIRMENT

Goodwill impairment recorded for the three months ended March 31, 2020 and 2019 was $4,000 and $0, respectively. We retain an independent valuation consultant to perform a quantitative assessment of indefinite lived intangibles and goodwill at December 31, 2019 and March 31, 2020. In accordance with our policies, we performed a quantitative assessment of indefinite lived intangibles and goodwill at December 31, 2019, no impairment was found. As a result of the events and circumstances resulting from the COVID-19 pandemic, our outlook for revenue, profitability and cash flow have deteriorated. Therefore, we performed another quantitative assessment of indefinite lived intangibles and goodwill at March 31, 2020. It was determined that the carrying value of goodwill exceeded its fair value at March 31, 2020 and, as a result, we recorded an impairment of $4,000.

STOCK-BASED COMPENSATION EXPENSES

During the three months ended March 31, 2020 we incurred $98 in total non-cash stock-based compensation expense compared to $124 for the same period in the prior year.

We entered into a restricted stock grant agreement with our Chief Executive Officer, Charles Cargile, in March 2017 (the March 2017 RSGA). All shares issuable under the March 2017 RSGA are valued as of the grant date at $10.50 per share. For the three months ended March 31, 2020 and 2019, stock-based compensation expense of $63 and $62, respectively, was recognized for the March 2017 RSGA. There will be no further stock-based compensation expense for the March 2017 RSGA. This grant was expensed on a straight-line basis over 36 months.

Stock-based compensation, excluding the March 2017 RSGA, related to employee and director options totaled $35 and $62 for the three months ended March 31, 2020 and 2019, respectively.

DEPRECIATION AND AMORTIZATION

Depreciation and Amortization expenses for the three months ended March 31, 2020 were $81 compared to $92 for the same period in the prior year. Depreciation and Amortization expenses decreased primarily due to the depreciable life of assets having been met since the 2014 – 2015 acquisitions of Solar United Network, MD Energy and Plan B.

OTHER EXPENSES (INCOME)

Other (income) expenses were $269 for the three months ended March 31, 2020, compared to $217 for the three months ended March 31, 2019. Interest expense for the three months ended March 31, 2020 was $259, primarily related to the interest paid for the $3.75 million promissory note issued to CrowdOut (the Senior Note) plus the amortization of both the $435 exit fee and the additional accelerated write-off of the issuance fees of $98, resulting from the $1,500 principal payment on the Senior Note. Both the exit fee accrual and the amortization of the issuance costs are shown as interest expense. Interest expense for the three months ended March 31, 2019 was $209 and was the result of CrowdOut interest plus interest on the acquisition debt for the MD Energy acquisition and for debt related to various equipment financings. See Note 5, “Loans Payable” for more information.

NET LOSS

The net loss for the three months ended March 31, 2020 was $6,748 compared to a net loss of $4,535 for the three months ended March 31, 2019.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Capital Resources

We had $5,471 in unrestricted cash at March 31, 2020, as compared to $3,154 at December 31, 2019. We believe that the aggregate of our existing cash and cash equivalents, in addition to funds generated in operations will be adequate for us to maintain sufficient liquidity and cash position for the next twelve months or more.

On April 28, 2020, we received a loan under the Paycheck Protection Plan of $2,847. Proceeds from the loan used to cover documented expenses related to payroll, rent and utilities during the 8-week period, subsequent to the cash being received by us are eligible to be forgiven. The forgiveness amount allows for not more than 25% of the forgiveness to be for non-payroll items and is subject to reduction if employees are terminated or wages are reduced. The remaining unforgiven amount of the loan bears interest at 1% per annum and matures on April 28, 2022. Initial principal payments are deferred for the first six months; however, interest still accrues during this time. There are no collateral requirements or prepayment penalties associated with the loan.

Currently, we cannot be certain of the type of additional future financing, terms and conditions or actual timing of any debt or equity financing. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience dilution. Debt financing may involve agreements that include high interest costs and restrictive covenants. Continuing effects of the COVID-19 pandemic could have an adverse effect on our liquidity and cash. Additionally, the COVID-19 pandemic may adversely affect our ability to access future debt or equity financings. If we are unable to raise additional capital when required or on acceptable terms, we may have to adjust our cost structure and/or delay execution of projects in backlog.

At March 31, 2020, our working capital was a surplus of $3,117 compared to a working capital surplus of $1,460 at December 31, 2019.

The Loan Agreement for the Senior Note contains a subjective Event of Default clause based on CrowdOut determining, in the exercise of its reasonable discretion, that an event has occurred that would reasonably be expected to have a “Material Adverse Effect.” If any Event of Default occurs and is continuing, CrowdOut reasonably determines that a “Material Adverse Effect” in our business has occurred, CrowdOut may declare that an Event of Default has occurred and the outstanding indebtedness to be immediately due. See Note 8, “Promissory Notes Payable” for more information regarding the Senior Note.

During the three months ended March 31, 2020, we had $3,609 of cash used in operating activities compared to $1,873 used in operating activities for same period in 2019. The cash used in operating activities was primarily the result of the current year net loss. The cash impact of the net loss was offset by collection of cash from accounts receivables and contract assets, reductions in inventory together with extension in accounts payable and accrued liabilities.

Net cash used in investing activities for the three months ended March 31, 2020 and 2019 was insignificant.

Net cash provided by financing activities during the three months ended March 31, 2020 was $5,953. The cash was primarily used to pay $1,500 of principal on the Senior Note, offset the cash used in operating activities and to payoff the acquisition convertible promissory note and existing vehicle and equipment debt. Net cash received through the sale of our common stock pursuant to an At Market Issuance Sales Agreement we entered into with B. Riley FBR, Inc. (the ATM Agreement) totaled $7,736. We have sold the maximum amount allowed under the prospectus supplement we filed with the U.S. Securities and Exchange Commission (SEC) related to the ATM Agreement and no further shares will be sold under the ATM Agreement without us filing an additional prospectus supplement with the SEC. Our shelf registration statement on Form S-3 was filed in reliance on Instruction I.B.6. of Form S-3, which imposes a limitation on the maximum amount of securities that we may sell pursuant to the registration statement during any twelve-month period. At the time we sell securities pursuant to the registration statement, the amount of securities to be sold plus the amount of any securities we have sold during the prior twelve months in reliance on Instruction I.B.6. may not exceed one-third of the aggregate market value of our outstanding common stock held by non-affiliates as of a day during the 60 days immediately preceding such sale as computed in accordance with Instruction I.B.6. At March 31, 2020, we did not have any additional availability under our existing S-3 under the 1/3 limitation calculations set forth in Instruction I.B.6 of Form S-3. Furthermore, Instruction I.B.6. of Form S-3 requires that the issuer have at least one class of common equity securities listed and registered on a national securities exchange. If we are not able to maintain compliance with applicable Nasdaq rules, we will no longer be able to rely upon that Instruction, which may negatively impact our ability to raise funds through an equity financing.

On March 13, 2020, we received a letter from The Nasdaq Stock Market LLC (Nasdaq) indicating that we have failed to comply with the minimum bid price requirement of Nasdaq Listing Rule 5550(a)(2). Nasdaq Listing Rule 5550(a)(2) requires that companies listed on the Nasdaq Capital Market maintain a minimum closing bid price of at least $1.00 per share. Under Nasdaq Listing Rule 5810(c)(3)(A), we have a 180-calendar-day grace period to regain compliance by meeting the continued listing standard. To regain compliance, our closing bid price must meet or exceed $1.00 per share for a minimum of ten consecutive business days during this grace period. Given the current extraordinary market conditions, Nasdaq has determined to toll the compliance periods for bid price and market value of publicly held shares requirements through June 30, 2020. Therefore, we will have until November 23, 2020 to regain compliance with the minimum bid price requirement. We are monitoring the bid price of our common stock and will consider options available to us to achieve compliance.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this report are described in Item 1.A. Risk Factors of our annual report on Form 10-K for the year ended December 31, 2019 (our Annual Report). Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the Securities and Exchange Commission (SEC).

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit No.	Description

10.1	Second Amendment to Loan Agreement, dated January 28, 2020, between CrowdOut Capital, LLC and Sunworks, Inc. (Incorporated by reference to the current report on Form 8-K filed with the Securities and Exchange Commission on January 29, 2020).
31.1*	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
31.2*	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document.
101.SCH**	XBRL Taxonomy Extension Schema Document.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith

**	Furnished herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Roseville, State of California, on May 7, 2020.

Sunworks, Inc.

Date: May 7, 2020	By:	/s/ Charles F. Cargile
Charles F. Cargile, Chief Executive Officer
(Principal Executive Officer)

Date: May 7, 2020	By:	/s/ Paul C. McDonnel
Paul C. McDonnel, Interim Chief Financial Officer
(Principal Financial and Accounting Officer)

