Form 10-Q
period 2020-06-30
Sunworks, Inc.
filed 2020-08-10
CIK 1172631

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020.

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

(916) 409-6900

(Issuer’s telephone Number)

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

The number of shares of registrant’s common stock outstanding as of August 6, 2020 was 16,628,992

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

SUNWORKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2020 AND DECEMBER 31, 2019

(in thousands, except share and per share data)

	June 30, 2020	December 31, 2019
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$7,838	$3,154
Restricted cash	348	385
Accounts receivable, net	3,795	7,606
Inventory	1,668	2,970
Contract assets	4,273	4,864
Other current assets	607	275
Total Current Assets	18,529	19,254
Property and equipment, net	372	511
Operating lease right-of-use asset	1,174	1,505
Deposits	58	69
Goodwill	5,464	9,464
Total Assets	$25,597	$30,803

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable and accrued liabilities	$6,989	$11,221
Contract liabilities	3,070	4,616
Customer deposits	739	753
Operating lease liability, current portion	855	864
Loan payable, current portion	30	88
Promissory note payable, net	2,164	-
Acquisition convertible promissory note	-	252
Total Current Liabilities	13,847	17,794

Long-Term Liabilities:
Operating lease liability	319	641
Paycheck Protection Program loan payable	2,847	-
Promissory note payable, net	-	3,484
Warranty liability	491	441
Total Long-Term Liabilities	3,657	4,566
Total Liabilities	17,504	22,360

Commitments and contingencies

Shareholders’ Equity:
Preferred stock Series B, $0.001 par value, 5,000,000 authorized shares; no shares issued and outstanding	-	-
Common stock, $0.001 par value; 200,000,000 authorized shares; 16,628,992 and 6,805,697 shares issued and outstanding, at June 30, 2020 and December 31, 2019, respectively	17	7
Additional paid-in capital	88,979	81,132
Accumulated deficit	(80,903)	(72,696)
Total Shareholders’ Equity	8,093	8,443

Total Liabilities and Shareholders’ Equity	$25,597	$30,803

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUNWORKS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019

Revenue	$9,670	$18,655	$22,031	$27,923

Cost of Goods Sold	8,013	15,026	19,418	24,939

Gross Profit	1,657	3,629	2,613	2,984

Operating Expense
Selling and marketing	518	604	1,175	1,386
General and administrative	2,365	2,692	4,974	5,376
Goodwill impairment	-	-	4,000	-
Stock-based compensation	23	110	121	234
Depreciation and amortization	83	91	164	182

Total Operating Expense	2,989	3,497	10,434	7,178

Operating (Loss)/Income	(1,332)	132	(7,821)	(4,194)

Other (Expense) Income
Other income, net	10	23	10	23
Interest expense	(137)	(232)	(396)	(441)

Total Other Expense	(127)	(209)	(386)	(418)

Loss before Income Taxes	(1,459)	(77)	(8,207)	(4,612)

Income Tax Expense	-	-	-	-

Net Loss	$(1,459)	$(77)	$(8,207)	$(4,612)

LOSS PER SHARE:
Basic	$(0.09)	$(0.02)	$(0.59)	$(1.22)
Diluted	$(0.09)	$(0.02)	$(0.59)	$(1.22)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
Basic	16,628,992	3,825,477	13,896,447	3,779,921
Diluted	16,628,992	3,825,477	13,896,447	3,779,921

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUNWORKS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED June 30, 2020 and 2019

(in thousands, except share and per share data)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2019	6,805,697	$7	$81,132	$(72,696)	$8,443
Stock-based compensation for options	-	-	35	-	35
Issuance of common stock under terms of restricted stock grants	5,952	-	63	-	63
Sales of common stock pursuant to S-3 registration statement	9,817,343	10	7,726	-	7,736
Net loss for the three months ended March 31, 2020	-	-	-	(6,748)	(6,748)
Balance at March 31, 2020	16,628,992	17	88,956	(79,444)	9,529
Stock-based compensation for options	-	-	23	-	23
Net loss for the three months ended June 30, 2020	-	-	-	(1,459)	(1,459)
Balance at June 30, 2020	16,628,992	$17	$88,979	$(80,903)	$8,093

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2018	3,730,110	$4	$73,502	$(63,510)	$9,996
Stock-based compensation for options	-	-	62	-	62
Issuance of common stock under terms of restricted stock grants	5,952	-	62	-	62
Net loss for the three months ended March 31, 2019	-	-	-	(4,535)	(4,535)
Balance at March 31, 2019	3,736,062	4	73,626	(68,045)	5,585
Issuance of common stock for conversion of promissory notes plus accrued interest	68,082	-	161	-	161
Stock-based compensation	-	-	48	-	48
Issuance of common stock under terms of restricted stock grants	5,953	-	62	-	62
Issuance of common stock as fees paid for the extension of maturity date of debt	57,143	-	344	-	344
Sales of common stock pursuant to S-3 registration statement	170,724	-	786	-	786
Net loss for the three months ended June 30, 2019	-	-	-	(77)	(77)
Balance at June 30, 2019	4,037,964	$4	$75,027	$(68,122)	$6,909

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUNWORKS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED June 30, 2020 and 2019

(in thousands, except share and per share data)

	Six Months Ended
	June 30, 2020	June 30, 2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,207)	$(4,612)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	164	182
Amortization of right-of-use asset	331	305
(Gain) on sale of equipment	-	(23)
Stock-based compensation	121	234
Goodwill impairment	4,000	-
Amortization of debt issuance costs	180	35
Bad debt expense	280	39
Changes in Operating Assets and Liabilities
Accounts receivable	3,531	633
Inventory	1,302	1,156
Deposits and other current assets	(321)	(333)
Contract assets	591	2,799
Accounts payable and accrued liabilities	(4,232)	(117)
Contract liabilities	(1,546)	(1,606)
Customer deposits	(14)	594
Warranty liability	50	60
Operating lease liability	(331)	(305)
NET CASH USED IN OPERATING ACTIVITIES	(4,101)	(959)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(25)	-
Proceeds from sale of property and equipment	-	34
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(25)	34

CASH FLOWS FROM FINANCING ACTIVITIES:
Loans payable repayments	(310)	(405)
Promissory note payable repayment	(1,500)	-
Proceeds from Paycheck Protection Program loan payable	2,847	-
Proceeds from sale of common stock, net	7,736	786
NET CASH PROVIDED BY FINANCING ACTIVITIES	8,773	381

NET CHANGE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	4,647	(544)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH BEGINNING OF PERIOD	3,539	4,075
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, END OF PERIOD	$8,186	$3,531

Cash and cash equivalents	$7,838	$3,147
Restricted cash	348	384
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, END OF PERIOD	$8,186	$3,531

CASH PAID FOR:
Interest	$143	$308
Franchise and corporate excise taxes	$-	$47

SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS
Operating right-of-use asset and operating lease liability upon adoption of ASU 2016-02, Leases (Topic 842)	$-	$2,153
Issuance of common stock for conversion of promissory notes plus accrued interest	$-	$161
Issuance of common stock for fees paid for the extension of maturity date of debt	$-	$344

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUNWORKS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

(in thousands, except share and per share data)

References herein to “we,” “us,” “Sunworks,” and “the Company” are to Sunworks, Inc. and its wholly-owned subsidiaries Sunworks United, Inc. (“dba Sunworks United”), MD Energy, Inc. (“MD Energy”), and Plan B Enterprises, Inc. (“Plan B”).

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements (“financial statements”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. The financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

At the Company’s Annual Meeting of Stockholders on August 7, 2019, the stockholders of the Company approved a reverse stock split of its issued and outstanding common stock at a ratio not less than 1-for-3 and not greater than 1-for-10. On August 29, 2019, the Company’s Board of Directors approved the reverse stock split at a ratio of 1-for-7 which went into effect at the open of trading on August 30, 2019. At the effective time of the reverse stock split, every seven shares of issued and outstanding common stock was converted into one share of issued and outstanding common stock. The authorized shares of 200,000,000 and the par value of $0.001 remain the same. All shares and related financial information in this Quarterly Report on Form 10-Q (this “Quarterly Report”) are retroactively stated to reflect this 1-for-7 reverse stock split.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of the Company is presented to assist in understanding the Company’s financial statements. These accounting policies conform to GAAP and have been consistently applied in the preparation of the financial statements.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include estimates used to review the Company’s goodwill, impairments and estimations of long-lived assets, revenue recognition on construction contracts recognized over time, allowances for uncollectible accounts, operating lease right-of-use-assets and liabilities, warranty reserves, inventory valuation, valuations of non-cash capital stock issuances and the valuation allowance on deferred tax assets. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable in the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Revenue Recognition

Revenues and related costs on construction contracts are recognized as the performance obligations for work are satisfied over time in accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers. Under ASC 606, revenue and associated profit, engineering, procurement and construction (“EPC”) projects for residential and smaller ACI systems that require us to deliver functioning solar power systems are generally completed within two to twelve months from commencement of construction. Construction on larger Public Works and ACI projects may be completed within eighteen to thirty-six months, depending on the size and location. We recognize revenue from EPC services over time as our performance creates or enhances an energy generation asset controlled by the customer.

The cost of materials or equipment will generally be excluded from our recognition of profit, unless specifically produced or manufactured for a project, because such costs are not considered to be a measure of progress. All un-allocable indirect costs and corporate general and administrative costs are charged to the periods as incurred. However, in the event a loss on a contract is foreseen, the Company will recognize the loss in the period it is determined.

Revisions in cost and profit estimates, during the course of the contract, are reflected in the accounting period in which the facts, which require the revision, become known. We use an input method based on costs incurred as we believe that this method most accurately reflects our progress toward satisfaction of the performance obligation. Under this method, revenue arising from fixed-price construction contracts is recognized as work is performed based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligations. Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions, and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined.

Contract assets represent revenues recognized in excess of amounts invoiced to customers on contracts in progress. Contract liabilities represent amounts invoiced to customers in excess of revenues recognized on contracts in progress.

Accounts Receivable

Accounts receivable are recorded on contracts for amounts currently due based upon progress billings, as well as retention, which are collectible upon completion of the contracts. Retention receivable is the amount withheld by a customer until a contract is completed. Retention receivables of $879 and $1,027 were included in the balance of trade accounts receivable as of June 30, 2020, and December 31, 2019, respectively.

The Company performs ongoing credit evaluation of its customers. Management monitors outstanding receivables based on factors surrounding the credit risk of specific customers, historical trends, age of receivables and other information, and records bad debts using the allowance method. Accounts receivable are presented net of an allowance for doubtful accounts at December 31, 2019 of $350 and at June 30, 2020 of $63. During the three months ended June 30, 2020, $287 of uncollectible accounts receivable was written off against the allowance for doubtful accounts. Additionally, during the three months ended June 30, 2020, $158 was recorded as bad debt expense compared to $15 in the prior year period. During the six months ended June 30, 2020 and 2019, $280 and $39 was recorded as bad debt expense, respectively.

Inventory

Inventory is valued at lower of cost or net realizable value determined by the first-in, first-out method. Inventory primarily consists of panels, inverters, and mounting racks and other materials. The Company reviews the cost of inventories against their estimated net realizable value and record write-downs if any inventories have costs in excess of their net realizable values.

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

Depreciation expense for the three months ended June 30, 2020 and 2019 was $83 and $91, respectively. Depreciation expense for the six months ended June 30, 2020 and 2019 was $164 and $182, respectively.

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

Basic and Diluted Net (Loss) per Share Calculations

(Loss) per Share dictates the calculation of basic earnings (loss) per share and diluted earnings per share. Basic earnings (loss) per share are computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The shares for employee options, restricted stock, warrants and convertible notes were not used in the calculation of the net loss per share.

A net loss causes all outstanding common stock options to be anti-dilutive. As a result, the basic and diluted losses per common share are the same for the three and six months ended June 30, 2020 and 2019, respectively.

As of June 30, 2020, the potentially dilutive securities that have been excluded from the computations of weighted average shares outstanding include 128,411 stock options.

As of June 30, 2019, the potentially dilutive securities have been excluded from the computations of weighted average shares outstanding include 125,857 stock options, 19,841 restricted stock grants, and 428,143 warrants.

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

The Company retains a valuation consulting firm to test for indefinite lived intangibles and goodwill impairment in the fourth quarter of each year and whenever events or circumstances indicate that the carrying amount of an asset exceeds its fair value and may not be recoverable. In accordance with the Company’s policies, the Company performed a quantitative assessment of indefinite lived intangibles and goodwill at December 31, 2019, no impairment was found. As a result of the events and circumstances resulting from the COVID-19 pandemic, the Company’s outlook for revenue, profitability and cash flow has deteriorated. Therefore, the Company performed another quantitative assessment of indefinite lived intangibles and goodwill at March 31, 2020. It was determined that the carrying value of goodwill exceeded its fair value at March 31, 2020 and, as a result, recorded an impairment of $4,000. No quantitative assessment was deemed necessary to perform at June 30, 2020.

Fair Value of Financial Instruments

Disclosures about fair value of financial instruments, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of June 30, 2020, the amounts reported for cash, accrued interest and other expenses, and notes payable approximate the fair value because of their short maturities.

We account for financial instruments measured as fair value on a recurring basis under ASC Topic 820. ASC Topic 820 defines fair value and established a framework for measuring fair value in accordance with GAAP. ASC Topic 820 also expands disclosures about fair value measurements.

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

Reclassifications

Certain reclassifications have been made to prior year’s financial statements to conform to classifications used in the current year.

New Accounting Pronouncements

Adopted Accounting Pronouncements

In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment, which simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, current U.S. GAAP requires the performance of procedures to determine the fair value at the impairment testing date of assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, the amendments under this ASU require the goodwill impairment test to be performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The ASU became effective for the Company on January 1, 2020 and was followed in the preparation of a quantitative assessment of indefinite lived intangibles and goodwill at March 31, 2020. It was determined that the carrying value of goodwill exceeded its fair value at March 31, 2020 and, as a result, we recorded an impairment of $4,000. No quantitative assessment was performed at June 30, 2020.

Management reviewed currently issued pronouncements during the six months ended June 30, 2020, and believes that any other recently issued, but not yet effective, accounting standards, if currently adopted, would not have a material effect on the accompanying consolidated financial statements.

3. REVENUE FROM CONTRACTS WITH CUSTOMERS

Revenues and related costs on construction contracts are recognized as the performance obligations for work are satisfied over time in accordance with ASC 606, Revenue from Contracts with Customers. Under ASC 606, revenue and associated profit, engineering, procurement and construction (“EPC”) projects for residential and smaller ACI systems that require us to deliver functioning solar power systems are generally completed within two to twelve months from commencement of construction. Construction on larger Public Works and ACI projects may be completed within eighteen to thirty-six months, depending on the size and location. We recognize revenue from EPC services over time as our performance creates or enhances an energy generation asset controlled by the customer.

The cost of materials or equipment will generally be excluded from our recognition of profit, unless specifically produced or manufactured for a project, because such costs are not considered to be a measure of progress.

The following table represents a disaggregation of revenue by customer type from contracts with customers for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Agricultural, Commercial, and Industrial (ACI)	$5,152	$8,562	$9,762	$12,599
Public Works	2,717	4,587	6,695	5,905
Residential	1,801	5,506	5,574	9,419
Total	$9,670	$18,655	$22,031	$27,923

Contract assets represent revenue recognized in excess of amounts invoiced on contracts in progress. Contract liabilities represent billings in excess of revenue recognized on contracts in progress. At June 30, 2020 and December 31, 2019, the contract asset balances were $4,273 and $4,864, and the contract liability balances were $3,070 and $4,616, respectively.

4. Leases

The Company has operating leases for offices, warehouses, vehicles, and office equipment. The Company’s leases have remaining lease terms of 1 year to 3 years, some of which include options to extend.

The Company’s lease expense for the three and six months ended June 30, 2020 was entirely comprised of operating leases and amounted to $272 and $532, respectively. Operating lease payments, which reduced operating cash flows for the three and six months ended June 30, 2020 amounted to $272 and $532 respectively. The difference between the ROU asset amortization of $331 and the associated lease expense of $532 consists of costs in addition to basic operating lease expense including interest, vehicle registrations, property taxes, common area charges for facilities and other charges.

Supplemental balance sheet information related to leases was as follows:

June 30, 2020
(in thousands)
Operating lease right-of-use assets	$1,174

Operating lease liabilities—short term	855
Operating lease liabilities—long term	319
Total operating lease liabilities	$1,174

As of June 30, 2020, the weighted average remaining lease term was 1.65 years and the discount rate for the Company’s leases was 10.0%.

Maturities for leases were as follows:

Operating Leases
(in thousands)
Remainder of 2020	$508
2021	679
2022	54
2023	8
2024	-
Thereafter	-
Total lease payments	$1,249
Less: imputed interest	75
Total	$1,174

5. LOANS PAYABLE

On January 5, 2016, the Company entered into a loan agreement for the acquisition of a pile driver in the principal amount of $182 bearing interest at 5.5%. The loan agreement called for monthly payments of $4 and matured on January 15, 2020. The loan was secured by the equipment. At June 30, 2020, there was no remaining loan balance.

On September 8, 2016, the Company entered into a loan agreement for the acquisition of a pile driver in the principal amount of $174 bearing interest at 5.5%. The loan agreement calls for monthly payments of $4 and is scheduled to mature on September 15, 2020. The loan is secured by the pile driver. The outstanding balance at June 30, 2020 was $12.

On November 14, 2016, the Company entered into a 0% interest loan agreement for the acquisition of an excavator in the principal amount of $59. The loan agreement calls for monthly payments of $1 and is scheduled to mature on November 13, 2020. The loan is secured by the excavator. The outstanding balance at June 30, 2020 was $6.

On December 23, 2016, the Company entered into a loan agreement for the acquisition of modular office systems and related furniture in the principal amount of $172 bearing interest at 4.99%. The loan agreement calls for 16 quarterly payments of $12 and is scheduled to mature in September 2020. The loan is secured by the modular office systems and related furniture. The outstanding balance at June 30, 2020 was $12.

As of June 30, 2020 and December 31, 2019, loans payable (“Loans Payable”) are summarized as follows:

	June 30, 2020	December 31, 2019
Equipment notes payable	$30	$88
Less: Current position	(30)	(88)
Long-term position	$-	$-

6. ACQUISITION CONVERTIBLE PROMISSORY NOTES

On February 28, 2015, the Company issued a 4% convertible promissory note in the aggregate principal amount of $2,650 as part of the consideration paid to acquire 100% of the total outstanding stock of MD Energy. The note was convertible into shares of common stock on or after each of the following dates: November 30, 2015, November 30, 2016 and November 30, 2017. The conversion price was $18.20 per share. A beneficial conversion feature of $3,262 was calculated but capped at the $2,650 value of the note. The beneficial conversion feature was calculated by multiplying the difference between the fair value of stock at the date of the note, $40.60, less the conversion price of $18.20, multiplied by the maximum number of shares subject to conversion, 145,604. In November 2015, the Company issued 48,535 shares of common stock upon conversion of the principal amount of $883. Commencing on March 31, 2015, and each quarter thereafter during the first two (2) years of the note, the Company made quarterly interest only payments to the shareholder for accrued interest on the Note during the quarter. Commencing with the quarter ending on June 30, 2017, the Company began to make quarterly payments of interest accrued on the convertible note during the prior quarter plus $151 with the final payment of all outstanding principal and accrued but unpaid interest on the convertible note due and payable on February 28, 2020, the maturity date. This convertible promissory note was paid in full at maturity. The debt discount was fully amortized and has a zero balance. The Company recorded interest expense of $3 and $13 during the six months ended June 30, 2020 and 2019, respectively. The outstanding balances at June 30, 2020 and December 31, 2019 were $0 and $252, respectively.

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

7. CONVERTIBLE PROMISSORY NOTES

On February 11, 2014, the Company entered into a securities purchase agreement providing for the sale of a 10% convertible promissory note in the principal amount of $100. The note was convertible into shares of common stock of the Company at a price equal to a variable conversion price equal to the lesser of $9.10 per share, or fifty percent (50%) of the lowest trading price after the effective date. As of September 30, 2014, the note was exchanged for a new convertible note with a fixed conversion price of $2.37. Per ASC 815, the derivative liability on the note was extinguished and the new note was re-valued per ASC 470, as a beneficial conversion feature. The note matured on various dates from the effective date of each advance with respect to each advance. At the sole discretion of the lender, the lender was able to modify the maturity date to be twelve (12) months from the effective date of each advance. The note matured on various dates in 2014, and was extended to September 30, 2016, and in March 2016 was subsequently extended to June 30, 2019 with zero interest. The Company recorded no interest expense during the year ended December 31, 2019. On April 10, 2019, all remaining principal and accrued interest due under the convertible promissory note was converted into 68,082 shares of common stock. The balances converted included $100 of principal and $61 of accrued interest with a remaining principal balance of $0.

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

The Notes bear interest at the rate of the one-month LIBOR plus 950 basis points and were originally scheduled to mature on June 30, 2020. The maturity date of the Notes was subsequently extended to January 31, 2021 as described below.

On June 3, 2019, the Company entered into an amendment to its Loan Agreement (the “First Amendment”), pursuant to which the maturity date of the $3,000 Senior Note and $750 Subordinated Notes was extended from June 30, 2020 to January 31, 2021. In connection with entering into the First Amendment, the Company agreed to issue to CrowdOut, as the holder of the Senior Note, 57,143 shares of common stock as an amendment fee (the “Amendment Fee”) pursuant to the Company’s shelf registration statement on Form S-3. Based upon the closing price of the Company’s common stock on June 17, 2019, the day of issuance, the 57,143 shares were valued at $344. The $344 Amendment Fee plus $7 for CrowdOut Amendment related legal fees have been added to the debt issuance costs and are being amortized over the remaining life of the loan (see discussion below).

The Notes may be prepaid in whole without the consent of the lender or in part with the consent of the lender. At the time the Notes are paid in full, the Company shall pay CrowdOut, as the holder of the Senior Note, an exit fee of $435. The Company is accruing the exit fee of $435 over the extended remaining life of the Loan Agreement and recognizing the exit fee as interest expense. For the three months ended June 30, 2020 and 2019, the exit fee recorded as interest expense was $32 and $44, respectively. For the six months ended June 30, 2020 and 2019, the exit fee recorded as interest expense was $65 and $95, respectively.

On January 28, 2020, the Company entered into a second amendment to its Loan Agreement (the “Second Amendment” and, together with the First Amendment, the “Amendments”) pursuant to which the Loan Agreement was amended to permit the partial prepayment of One Million Five Hundred Thousand Dollars ($1,500) of the Senior Note loan amount without any prepayment fees. In addition, the Second Amendment provides that, unless an event of default occurs under the Loan Agreement, CrowdOut will no longer have the right to designate a member to the Company’s Board of Directors. Accordingly, in January 2020, $1,500 of the $3,000 Senior Note was paid.

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

In conjunction with the Loan Agreement and Amendments, the Company recorded $468 of capitalized debt issuance costs. The debt issuance costs are being amortized over the life of the Loan Agreement and recognized as interest expense. The balance payable under the Notes is reported net of the unamortized portion of the debt issuance costs. The Company recorded amortization of the debt issuance cost of $37 and $29 as interest expense during the three months ended June 30, 2020 and 2019, respectively. The Company recorded amortization of the debt issuance cost of $180 and $35 as interest expense during the six months ended June 30, 2020 and 2019, respectively. The $180 recorded as amortization of the debt issuance costs during the six months ended June 30, 2020 includes $98 of expense required as a result of the $1,500 prepayment of the $3,000 Senior Note and required write-off of a proportionate share of the associated debt issuance cost.

On April 28, 2020, the Company entered into a Third Amendment to Loan Agreement (“Third Amendment”) with CrowdOut. Pursuant to the Third Amendment, CrowdOut provided its consent permitting the Company to obtain its Paycheck Protection Program (“PPP”) loan.

Promissory notes payable at June 30, 2020 and December 31, 2019 are as follows:

	June 30, 2020	December 31, 2019
Promissory notes payable	$2,250	$3,750
Less, debt issuance costs	(86)	(266)
Promissory notes payable, net	$2,164	$3,484

9. PAYCHECK PROTECTION PROGRAM Loan Payable

On April 28, 2020 the Company’s operating subsidiary, Sunworks United, Inc., received a loan under the Paycheck Protection Program (“PPP”), which was established by the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), of $2,847. As modified by the subsequent PPP Flexibility Act of 2020, proceeds from the loan are being used to cover documented expenses related to payroll, rent and utilities, during the 24-week period after the cash was received by the Company. The 24-week period ends on October 12, 2020. The loan is being accounted for as a financial liability in accordance with FASB ASC 470. Proceeds from the loan will remain recorded as a liability until either (1) the loan is, in part or wholly forgiven, and the Company has been “legally released” from the liability or (2) the Company pays off the loan. Once the loan is in part or wholly forgiven, and a legal release is received, the liability will be reduced by the amount forgiven and the Company will record a gain on extinguishment of the debt.

The eligible forgiveness amount allows for not more than 40% of the forgiveness to be for non-payroll items and is subject to reduction if employees are terminated or wages are reduced. The remaining unforgiven amount of the loan bears interest at 1% per annum and matures in April 2022. Initial principal payments are deferred for up to ten months after the initial 24-week covered period; however, interest is being accrued from the inception date of the loan. There are no collateral requirements or prepayment penalties associated with the loan.

10. CAPITAL STOCK

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

On August 5, 2020 we received a letter from the NASDAQ Listing Qualifications Staff notifying the Company that the Company has regained compliance with NASDAQ's minimum bid price requirements for continued listing on the Nasdaq Capital Market. The letter noted that as a result of the closing bid price of the Company’s common stock having been at $1.00 per share or greater for at least ten consecutive business days, from July 22, 2020 to August 4, 2020, the Company has regained compliance with Listing Rule 5550(a)(2) and the matter is now closed.

During the six months ended June 30, 2020 and 2019, shares of common stock were issued during each respective period to the Company’s Chief Executive Officer, Charles Cargile pursuant to the terms of a restricted stock grant agreement (the “March 2017 RSGA”) effective March 29, 2017. See Note 11 for more information regarding the March 2017 RSGA and its expiration in March of 2020.

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

Placement Shares sold between June 6, 2019 and December 31, 2019 totaled 2,920,968 shares. Total gross proceeds for the shares were $7,023 or $2.404 per share. Net proceeds, less issuance costs were $6,694 or $2.291 per share as of December 31, 2019.

Placement Shares sold between January 1, 2020 and March 26, 2020 totaled 9,817,343 shares. Total gross proceeds for the shares were $7,976 or $0.812 per share. Net proceeds, less issuance costs were $7,736 or $0.788 per share as of March 31, 2020. With the sale of the Placement Shares sold in the three months ended March 31, 2020, the Company has sold the maximum amount allowed under its prospectus supplement and no further Placement Shares under the ATM Agreement will be sold without the Company filing an additional prospectus supplement with the SEC. The Registration Statement was filed in reliance on Instruction I.B.6. of Form S-3, which imposes a limitation on the maximum amount of securities that the Company may sell pursuant to the Registration Statement during any twelve-month period. At the time the Company sells securities pursuant to the Registration Statement, the amount of securities to be sold plus the amount of any securities the Company has sold during the prior twelve months in reliance on Instruction I.B.6. may not exceed one-third of the aggregate market value of the Company’s outstanding common stock held by non-affiliates as of a day during the 60 days immediately preceding such sale as computed in accordance with Instruction I.B.6. Therefore, the Company is not currently eligible to sell additional shares under the Registration Statement.

11. STOCK OPTIONS, RESTRICTED STOCK, AND WARRANTS

Options

As of June 30, 2020, the Company has non-qualified stock options outstanding to purchase 128,411 shares of common stock, per the terms set forth in the option agreements. The stock options vest at various times and are exercisable for a period of five years from the date of grant at exercise prices ranging from $2.10 to $21.70 per share, the market value of the Company’s common stock on the date of each grant. The Company determined the fair market value of these options by using the Black Scholes option valuation model.

	June 30, 2020
	Number	Weighted average
	of Options	exercise price
Outstanding, beginning December 31, 2019	143,623	$8.99
Granted	-	-
Exercised	-	-
Forfeited	(15,212)	$6.16
Outstanding, end of June 30, 2020	128,411	$9.33
Exercisable at the end of June 30, 2020	97,915	$11.01

During the three months ended June 30, 2020 and 2019, the Company charged a total of $23 and $48, respectively, to operations to recognize stock-based compensation expense for stock options. During the six months ended June 30, 2020 and 2019, the Company charged a total of $58 and $110, respectively, to operations to recognize stock-based compensation expense for stock options.

Restricted Stock Grant to CEO

With an effective date of March 29, 2017, subject to the Sunworks, Inc. 2016 Equity Incentive Plan, (the “2016 Plan”) the Company entered into the March 2017 RSGA with its Chief Executive Officer, Charles Cargile. All shares issuable under the March 2017 RSGA are valued as of the grant date at $10.50 per share. The March 2017 RSGA provides for the issuance of up to 71,429 shares of the Company’s common stock. The restricted shares shall vest as follows: 23,810 of the restricted shares shall vest on the one (1) year anniversary of the effective date, and the balance, or 47,619 restricted shares, shall vest in twenty-four (24) equal monthly installments commencing on the one (1) year anniversary of the effective date. Vesting of the shares and recognition of stock-based compensation expense for the March 2017 RSGA ended as of March 29, 2020.

In the three months ended June 30, 2020 and 2019, stock-based compensation expense of $0 and $62, respectively was recognized for the March 2017 RSGA. For the six months ended June 30, 2020 and 2019, stock-based compensation expense of $63 and $124, respectively was recognized for the March 2017 RSGA.

The total combined option and restricted stock compensation expense recognized in the condensed consolidated statements of operations, during the three months ended June 30, 2020 and 2019 was $23 and $110, respectively. The total combined option and restricted stock compensation expense recognized in the condensed consolidated statement of operations, during the six months ended June 30, 2020 and 2019 was $121 and $234, respectively.

Warrants

As of June 30, 2020, the Company had no remaining stock purchase warrants outstanding. The 428,143 warrants previously issued on March 9, 2015 with an average exercise price of $0.65 expired unexercised on March 9, 2020.

12. RELATED PARTY TRANSACTIONS

The Subordinated Notes (Note 8) were funded by the Company’s Chief Executive Officer and the Company’s President of Commercial Operations.

The Company rents a facility in Durham, California from the Company’s President of Commercial Operations for $9 per month.

13. SUBSEQUENT EVENTS

On August 5, 2020, the Company received a letter from the NASDAQ Listing Qualifications Staff notifying the Company that it has regained compliance with NASDAQ's minimum bid price requirements for continued listing on the Nasdaq Capital Market. The letter noted that as a result of the closing bid price of the Company’s common stock having been at $1.00 per share or greater for at least ten consecutive business days, from July 22, 2020 to August 4, 2020, the Company has regained compliance with Listing Rule 5550(a)(2) and the matter is now closed.

On August 10, 2020, Sunworks and Peck Company Holdings, Inc. (“Peck”) (Nasdaq: PECK), entered into a definitive agreement under which Peck will acquire Sunworks in an all-stock transaction pursuant to which each share of Sunworks stock will be exchanged for 0.185171 shares of Peck common stock (subject to certain adjustments). Assuming no adjustments, Sunworks’ stockholders will receive an aggregate of approximately 3,079,207 shares of Peck common stock, representing approximately 36.54% of Peck common stock outstanding after the merger. Before entering into the definitive agreement, no material relationship existed between Sunworks and Peck. The merger has received the approval of the Board of Directors of both Sunworks and Peck and is anticipated to close during the fourth quarter of 2020 subject to approval by shareholders of both companies and other customary conditions.

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

Overview

We provide photovoltaic (PV) based power systems for the agricultural, commercial, industrial (ACI), public works, and residential markets in California, Nevada, Massachusetts, Oregon, New Jersey and Hawaii. We have direct sales and/or operations personnel in California, Nevada, Massachusetts, and Oregon. Through our operating subsidiaries, we design, arrange financing, integrate, install, and manage systems ranging in size from 2kW (kilowatt) for residential projects to multi MW (megawatt) systems for larger ACI and public works projects. ACI installations have included installations at office buildings, manufacturing plants, warehouses, service stations, churches, and agricultural facilities such as farms, wineries, and dairies. Public works installations have included school districts, local municipalities, federal facilities and higher education institutions. We provide a full range of installation services to our solar energy customers including design, system engineering, procurement, permitting, construction, grid connection, warranty, system monitoring and maintenance.

We currently operate in one segment based upon our organizational structure and the way in which our operations are managed and evaluated.

For the first six months of 2020, approximately 75% of our 2020 revenue was from installations for the ACI and public works markets and approximately 25% of our revenue was from installations for the residential market.

For the first six months of 2019 approximately 66% of our revenue was from installations for the ACI and public works markets and approximately 34% of our revenue was from installations for the residential market.

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

IMPACT OF COVID-19

The continued global COVID-19 pandemic, including its spread in the United States, has resulted in significant governmental measures being implemented to control the spread of the virus, including quarantines, travel restrictions and business shutdowns. To assist readers in reviewing management’s discussion and analysis of financial condition and results of operations, we provide the following discussion about the effects COVID-19 has had on the Company, what management expects the future impact to be, how we are responding to evolving circumstances and how we are planning for further COVID-19 uncertainties.

The California stay at home orders, guidelines, and other restrictions continue to impact our operations. We continue to serve customers based on our qualification as an “Essential Business” as defined by county agencies’ “shelter-in-place” directives. As an Essential Business, our employees are allowed to leave their residences to continue working. We operate in the energy industry, which is identified as a critical infrastructure sector by the Federal Homeland Security Cybersecurity and Infrastructure Security Agency (CISA). Therefore, we are able to conduct business despite evolving orders from the California Department of Public Health. Although we are permitted to continue our operations as an Essential Business, COVID-19 and the “shelter-in-place” directives materially disrupted the operations of the government by closing or restricting operations at city, county and state offices for design reviews, permitting projects, and inspections of projects. Utility companies have been unable to provide timely shutdowns, inspections and interconnection approvals. This disruption negatively impacts our ability to complete projects, generate revenue on projects in backlog and causes many customers to delay decisions on new projects. As a result, we have continued with certain cost and headcount reductions. Although we continue working with our reduced workforce, these cost savings are offset by an expected decline in revenues from the continued disruption impacting our customers.

Our revenue and gross profit in the three months ended June 30, 2020 were negatively impacted by governmental responses to the COVID-19 pandemic, which prevented or prohibited installation activity for many of the larger public works, agriculture and commercial projects by restricting our employees’ access to our work sites. In addition, “stay at home” orders and social distancing guidelines slowed our sales process, as our customers avoided interacting with our sales and installation personnel and delayed buying decisions. In turn, our receipt of approvals or permits to build from local governmental authorities slowed or stopped, reducing the number of residential installations and residential revenues during the quarter. In order to comply with social distancing among themselves, customers, local authorities and our installation crews must also alter traditional construction methods and practices, adding complexity to each project.

We have received a loan under the Paycheck Protection Program of $2,847 which we are using to pay for payroll costs, interest on debt, rent, utilities, and group health care benefits, allowing the Company to focus on revenue generating activities and mitigating the impact COVID-19 has on our business.

Although there is uncertainty around the continued impact and severity of COVID-19 to our operations, these developments and measures have negatively affected our business. We will continue to manage the impact through appropriate cost cutting and operational measures. Of concern is how the COVID-19 outbreak continues to fluctuate and could continue to adversely impact our ability to source materials used in our operations or affect our ability to complete ongoing installations in a timely manner. Several of our personnel have been subject to Company-imposed quarantine restrictions based upon possible contact with individuals who have tested positive. However, to our knowledge, none of our personnel has tested positive at the time of this filing. While we are requiring our personnel wear masks, are enforcing, social distancing, and believe we are taking appropriate sanitization measures, we cannot predict whether any one of our key executives or other personnel could become incapacitated by COVID-19.

As the COVID-19 pandemic and its effects evolve, we are monitoring our business to ensure that our expenses are in line with expected cash generation. In March 2020, we formed an internal task force to evaluate the ongoing impact of COVID-19 on our business. This task force reviews and analyzes ongoing developments related to COVID-19 as they impact our business and operations. The extent to which our results are affected by the COVID-19 pandemic will largely depend on future developments which cannot be accurately predicted and are uncertain, but the COVID-19 pandemic has had and will continue to have an adverse effect on our business, operations, financial condition, results of operations, and cash flows.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to impairment of property, plant and equipment, intangible assets, deferred tax assets, costs to complete projects, and fair value computation using the Black Scholes option pricing model. We base our estimates on historical experience and on various other assumptions, such as the trading value of our common stock and estimated future undiscounted cash flows, that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions; however, we believe that our estimates, including those for the above-described items, are reasonable.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include estimates used to review our goodwill, impairments and estimations of long-lived assets, revenue recognition on construction contracts recognized over time, allowances for uncollectible accounts, operating lease right-of-use-assets and liabilities, warranty reserves, inventory valuation, valuations of non-cash capital stock issuances and the valuation allowance on deferred tax assets. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable in the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Revenue Recognition

Revenues and related costs on construction contracts are recognized as the performance obligations for work are satisfied over time in accordance with Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers. Under ASC 606, revenue and associated profit, engineering, procurement and construction (“EPC”) projects for residential and smaller ACI systems that require us to deliver functioning solar power systems are generally completed within two to twelve months from commencement of construction. Construction on larger Public Works and ACI projects may be completed within eighteen to thirty-six months, depending on the size and location. We recognize revenue from EPC services over time as our performance creates or enhances an energy generation asset controlled by the customer.

The cost of materials or equipment will generally be excluded from our recognition of profit, unless specifically produced or manufactured for a project, because such costs are not considered to be a measure of progress. All un-allocable indirect costs and corporate general and administrative costs are charged to the periods as incurred. However, in the event a loss on a contract is foreseen, the Company will recognize the loss in the period it is determined.

Revisions in cost and profit estimates, during the course of the contract, are reflected in the accounting period in which the facts, which require the revision, become known. We use an input method based on costs incurred as we believe that this method most accurately reflects our progress toward satisfaction of the performance obligation. Under this method, revenue arising from fixed-price construction contracts is recognized as work is performed based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligations. Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions, and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined.

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

We test for indefinite lived intangibles and goodwill impairment in the fourth quarter of each year and whenever events or circumstances indicate that the carrying amount of the asset exceeds its fair value and may not be recoverable. In accordance with our policies, we performed a quantitative assessment of indefinite lived intangibles and goodwill at December 31, 2019. At December 31, 2019, we retained an independent valuation consulting firm to test for indefinite lived intangibles and goodwill impairment. Based on the valuation assessment, we determined that the carrying value of the assets did not exceed the fair value and, therefore, there was no impairment of assets. As a result of the events and circumstances resulting from the COVID-19 pandemic, we expected our near-term revenue, profitability, and cash flow to be lower than we anticipated in our December 2019 review. Therefore, we performed another quantitative assessment of indefinite lived intangibles and goodwill at March 31, 2020. It was determined that the carrying value of goodwill exceeded its fair value at March 31, 2020 and, as a result, we recorded an impairment of $4,000. The primary driver of the $4,000 impairment at March 31, 2020 compared to no impairment at December 31, 2019, was lowered revenue projections for 2020 due to the impact of COVID-19, combined with the ATM sales in the first quarter of 2020, which resulted in a higher carrying value of the net assets of the Company. No quantitative assessment was performed at June 30, 2020.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2020 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2019

REVENUE AND COST OF GOODS SOLD

For the three months ended June 30, 2020, revenue decreased 48.2% to $9,670 compared to $18,655 for the three months ended June 30, 2019. Approximately 81% of revenue in the second quarter of 2020 was from installations for the ACI and public works markets compared to 71% of revenue in the same period the prior year.

Cost of goods sold for the three months ended June 30, 2020, was $8,013, or 46.7% below the $15,026 reported for the three months ended June 30, 2019.

Gross profit was $1,657 for the quarter ended June 30, 2020, compared to $3,629 of gross profit for the same quarter of the prior year. The gross margin was 17.1% in the second quarter of 2020 compared to 19.5% in the same quarter of 2019.

Revenue and gross profit in the three months ended June 30, 2020 were negatively impacted by governmental responses to the COVID-19 pandemic, which prevented or prohibited installation activity for many of the larger public works, agriculture and commercial projects by restricting our employees’ access to our work sites. In addition, “stay at home” orders and social distancing guidelines slowed our sales and installation process, as our customers avoided interacting with our sales and installation personnel and delayed buying decisions and reduced installation revenue. In turn, our receipt of approvals or permits to build from local governmental authorities slowed or stopped, reducing the number of residential installations and residential revenue during the quarter. In order to comply with social distancing among themselves, customers, local authorities and our installation crews must also alter traditional construction methods and practices, adding complexity to each project.

SELLING AND MARKETING EXPENSES

For the three months ended June 30, 2020, the Company’s selling and marketing (“S&M”) expenses were $518 compared to $604 for the three months ended June 30, 2019. The decrease period over period resulted from a reduction in cost of personnel in the sales and sales support functions, partially offset by higher commission and facility costs.

GENERAL AND ADMINISTRATIVE EXPENSES

Total general and administrative (“G&A”) expenses were $2,365 for the three months ended June 30, 2020, compared to $2,692 for the three months ended June 30, 2019. G&A expenses dropped $327 from the second quarter of the prior year. The reduction in G&A expenses versus the prior year quarter was a result of reduced headcount and lower discretionary spending.

Operating expenses, including stock-based compensation, for 2020 are expected to be lower than 2019 as we continue to streamline our personnel, operations and evaluate our administrative organization and cost structure. Minimizing our overhead costs, without compromising the ability to operate effectively has been, and continues to be, our emphasis.

STOCK-BASED COMPENSATION EXPENSES

During the three months ended June 30, 2020 we incurred $23 in total non-cash stock-based compensation expense compared to $110 for the same period in the prior year. Stock-based compensation expense decreased due to the expiration of a restricted stock grant agreement with the CEO that ended during the first quarter of 2020.

DEPRECIATION AND AMORTIZATION

Depreciation and Amortization expenses for the three months ended June 30, 2020 were $83 compared to $91 for the same period in the prior year. Depreciation and Amortization expenses decreased primarily as a result of certain assets becoming fully depreciated.

OTHER EXPENSE

Other expense was $127 for the three months ended June 30, 2020, compared to $209 for the same three months in 2019. Interest expense for the quarter ended June 30, 2020, was $137 primarily related to the interest paid on the $2.25 million Promissory Note from CrowdOut plus the amortization of the $435 exit fee and the origination fees both of which are shown as interest expense. Interest expense for the quarter ended June 30, 2019 was $232 and was the result of higher CrowdOut interest for a $3.75 million principal balance plus interest owed for the loans payable for equipment financing.

NET LOSS

The net loss for the three months ended June 30, 2020 was $1,459 compared to a net loss of $77 for the three months ended June 30, 2019.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2020 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2019

REVENUE AND COST OF GOODS SOLD

For the six months ended June 30, 2020, revenue decreased 21.1% to $22,031 compared to $27,923 for the six months ended June 30, 2019. Approximately 75% of revenue in the first six months of 2020 was from installations for the ACI and public works markets compared to 66% of revenues in the same period the prior year.

Cost of goods sold for the six months ended June 30, 2020, was $19,418, or 22.1% less than the $24,939 reported for the six months ended June 30, 2019, consistent with the decrease in installation activity for the period.

Gross profit was $2,613 for the six months ended June 30, 2020. This compares to $2,984 of gross profit for the same period of the prior year. The gross margin improved to 11.9% in the first six months of 2020 compared to 10.7% in the same six-month period of 2019, despite a 21.1% decrease in revenue.

Revenue and gross profit in the six months ended June 30, 2020 were negatively impacted by normal seasonality and governmental responses to the pandemic, which prevented or prohibited installation activity for many of the larger public works, agriculture and commercial projects by not allowing our employees access to work sites. In addition, “stay at home” orders and social distancing guidelines slowed our sales and installation process, as our customers avoided interacting with our sales and installation personnel, delayed buying decisions and reducing installation revenue. In turn, our receipt of approvals or permits to build from local governmental authorities slowed or stopped, reducing the number of residential installations and residential revenue during the quarter. In order to comply with social distancing among themselves, customers, local authorities and our installation crews must also alter traditional construction methods and practices, adding complexity to each project..

SELLING AND MARKETING EXPENSES

For the six months ended June 30, 2020, the Company’s S&M expenses were $1,175 compared to $1,386 for the six months ended June 30, 2019. As a percentage of revenue, S&M expenses were 5.3% of the first six months revenue in 2019 compared to 5.0% of the same period of 2019. The S&M expenses were $211 less than the same period in the prior year. Most of the decrease resulted from a reduction in personnel within the sales and sales support functions, vehicle costs and marketing spend in the second quarter of 2020, partially offset by higher commission and facility rent expenses. We anticipate an increase in personnel costs within sales and sales support functions as we work to add additional in-house sales capability for residential sales with the goal of minimizing customer acquisition costs, improving customer communication and increasing customer referrals.

GENERAL AND ADMINISTRATIVE EXPENSES

Total G&A expenses of $4,974 for the six months ended June 30, 2020 declined compared to $5,376 for the six months ended June 30, 2019. The G&A expenses declined from the prior year six-month period as a result of reduced headcount and discretionary spending. Headcount reductions between periods resulted in savings in salaries and employee benefits that were partially offset by increases in bad debt expense, vehicle insurance, and professional services.

Operating expenses, including stock-based compensation, for 2020 are expected to continue to decrease as we have made cuts in our headcount and other operating expenses due to COVID-19. The total impact on our financial statements related to COVID-19 is unknown as the pandemic continues evolve.

GOODWILL IMPAIRMENT

Goodwill impairment recorded for the six months ended June 30, 2020 and 2019 was $4,000 and $0, respectively. We retained an independent valuation consultant to perform a quantitative assessment of indefinite lived intangibles and goodwill at December 31, 2019 and March 31, 2020. In accordance with our policies, we performed a quantitative assessment of indefinite lived intangibles and goodwill at December 31, 2019, and no impairment was found. As a result of the events and circumstances resulting from the COVID-19 pandemic, our outlook for revenue, profitability and cash flow deteriorated. Therefore, we performed another quantitative assessment of indefinite lived intangibles and goodwill at March 31, 2020. It was determined that the carrying value of goodwill exceeded its fair value at March 31, 2020 and, as a result, we recorded an impairment of $4,000 during the first six months of 2020.

STOCK-BASED COMPENSATION EXPENSES

During the six months ended June 30, 2020 we incurred $121 in total non-cash stock-based compensation expense compared to $234 for the same period in the prior year.

Stock-based compensation, excluding restricted stock grant agreements, related to employee and director options totaled $58 and $110 for the six months ended June 30, 2020 and 2019, respectively.

DEPRECIATION AND AMORTIZATION

Depreciation and Amortization expenses for the six months ended June 30, 2020 were $164 compared to $182 for the same period in the prior year. Depreciation and Amortization expenses decreased primarily as a result of certain assets becoming fully depreciated.

OTHER EXPENSE

Other expense was $386 for the six months ended June 30, 2020, compared to $418 for the same six months in 2019. Interest expense for the first six months of 2020, was $396 primarily related to the interest paid on the remaining $2.25 million outstanding pursuant to the Promissory Note from CrowdOut plus the amortization of the $435 exit fee and the origination fees both of which are shown as interest expense.

NET LOSS

The net loss for the six months ended June 30, 2020 was $8,207, including the $4,000 goodwill impairment expense, compared to a net loss of $4,612 for the six months ended June 30, 2019.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Capital Resources

We had $7,838 in unrestricted cash at June 30, 2020, as compared to $3,154 at December 31, 2019. We believe that the aggregate of our existing cash and cash equivalents, in addition to funds generated in operations will be adequate for us to maintain sufficient liquidity and cash position for the next twelve months or more.

On April 28, 2020, we received a loan under the Paycheck Protection Program of $2,847, as modified by the Paycheck Protection Program Flexibility Act. We are using proceeds from this loan to cover documented expenses related to payroll, rent and utilities, during the 24-week period after we received the loan. The loan allows for forgiveness of all or a portion of the loan based upon terms and conditions within the loan. The forgiveness amount does not permit for more than 40% of the funds to be used for non-payroll items, and is subject to reduction if employees are terminated or wages are reduced, with some exceptions. The remaining unforgiven amount of the loan bears interest at 1% per annum and matures on April 28, 2022. Initial principal payments are deferred for up to 10 months; however, interest still accrues during this time. There are no collateral requirements or prepayment penalties associated with the loan.

Continuing effects of the COVID-19 pandemic could have an adverse effect on our liquidity and cash, which may require us to raise additional capital. Currently, we cannot be certain of the type of additional future financing, terms and conditions or actual timing of any debt or equity financing, and there are no assurances that any debt or equity financing will be available. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience dilution. Debt financing may involve agreements that include high interest costs and restrictive covenants. Additionally, the COVID-19 pandemic may adversely affect our ability to access future debt or equity financings. If we are unable to raise additional capital when required or on acceptable terms, we may have to adjust our cost structure and/or delay execution of projects in backlog.

At June 30, 2020, our working capital was a surplus of $4,682 compared to a working capital surplus of $1,460 at December 31, 2019.

The Loan Agreement for the Senior Note contains a subjective event of default clause based on CrowdOut determining, in the exercise of its reasonable discretion, that an event has occurred that would reasonably be expected to have a “material adverse effect.” If any event of default occurs and is continuing, or if CrowdOut reasonably determines that a “material adverse effect” in our business has occurred, CrowdOut may declare that an event of default has occurred and the outstanding indebtedness to be immediately due. See Note 8, “Promissory Notes Payable” for more information regarding the Senior Note. Principal and accrued interest outstanding under the Loan Agreement was $2,250 as of June 30, 2020. All principal and accrued interest, plus a $435 exit fee, are due under the Loan Agreement on January 31, 2021.

During the six months ended June 30, 2020, we used $4,101 of cash in operating activities compared to $959 used in operating activities for same period in 2019. The cash used in operating activities was due to the result of the current year net loss. The cash impact of the net loss was offset by collection of cash from accounts receivables and reductions in inventory and contract assets. We also used cash to reduce accounts payable and contract liabilities.

Net cash (used in) provided by investing activities for the six months ended June 30, 2020 and 2019 was insignificant.

Net cash provided by financing activities during the six months ended June 30, 2020 was $8,773. The cash was primarily used to pay $1,500 of principal on the Senior Note, offset the cash used in operating activities and to payoff the acquisition convertible promissory note and existing vehicle and equipment debt, totaling $310. We generated $7,736 of cash, net of fees, through the sale of our common stock pursuant to an At Market Issuance Sales Agreement we entered into with B. Riley FBR, Inc. (the ATM Agreement). We sold the maximum amount allowed under the prospectus supplement we filed with the U.S. Securities and Exchange Commission (SEC) related to the ATM Agreement. Our shelf registration statement on Form S-3 was filed in reliance on Instruction I.B.6. of Form S-3, which imposes a limitation on the maximum amount of securities that we may sell pursuant to the registration statement during any twelve-month period. At the time we sell securities pursuant to the registration statement, the amount of securities to be sold plus the amount of any securities we have sold during the prior twelve months in reliance on Instruction I.B.6. may not exceed one-third of the aggregate market value of our outstanding common stock held by non-affiliates as of a day during the 60 days immediately preceding such sale as computed in accordance with Instruction I.B.6. At June 30, 2020, we did not have any additional availability under our existing S-3 under the 1/3 limitation calculations set forth in Instruction I.B.6 of Form S-3. Furthermore, Instruction I.B.6. of Form S-3 requires that the issuer have at least one class of common equity securities listed and registered on a national securities exchange. If we are not able to maintain compliance with applicable Nasdaq rules, we will no longer be able to rely upon that Instruction, which may negatively impact our ability to raise funds through an equity financing.

On March 13, 2020, we received a letter from The Nasdaq Stock Market LLC (Nasdaq) indicating that we have failed to comply with the minimum bid price requirement of Nasdaq Listing Rule 5550(a)(2). Nasdaq Listing Rule 5550(a)(2) requires that companies listed on the Nasdaq Capital Market maintain a minimum closing bid price of at least $1.00 per share. On August 5, 2020 we received a letter from the NASDAQ Listing Qualifications Staff notifying us that we have regained compliance with NASDAQ's minimum bid price requirements for continued listing on the Nasdaq Capital Market. The letter noted that as a result of the closing bid price of the Sunworks’ common stock having been at $1.00 per share or greater for at least ten consecutive business days, from July 22, 2020 to August 4, 2020, we have regained compliance with Listing Rule 5550(a)(2) and the matter is now closed.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal second quarter ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS

We have updated our existing risk factors to include information associated with the current events related to COVID-19 Pandemic that impacted global markets due to outbreaks occurring worldwide beginning in early calendar year 2020. Except for the updates to the risk factors set forth below, there have been no material changes in our risk factors from those disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2019.

Our results of operations have been and will in the future be adversely impacted by the COVID-19 Pandemic, and the duration and extent to which it will impact our results of operations remains uncertain.

A significant outbreak of epidemic, pandemic, or contagious diseases in the human population, such as the current COVID-19 Pandemic, could result in a widespread health crisis that could adversely affect the broader economies, financial and capital markets, commodity and energy prices, and overall demand environment for our products. A global health crisis could affect, and has affected, our workforce, customers and vendors, as well as economies and financial markets globally, potentially leading to an economic downturn, which could decrease spending, adversely affecting the demand for our products.

In response to the COVID-19 Pandemic, many state, local, and foreign governments have put in place, and others in the future may put in place, travel restrictions, quarantines, “stay at home” orders, and similar government orders and restrictions, in an attempt to control the spread of the disease. Such restrictions or orders have resulted in, and will continue to result in, business closures, work stoppages, slowdowns and delays, among other effects that could negatively impact our operations, as well as the operations of our customers and business partners. Such results have had and will continue to have a material adverse effect on our business, operations, financial condition, results of operations, and cash flows.

Although we have continued to operate consistent with federal guidelines and state and local orders, the extent to which the COVID-19 Pandemic impacts our business, operations, financial results and financial condition will depend on numerous evolving factors which are uncertain and cannot be predicted, including:

●	the duration and scope of the pandemic and associated disruptions;
●	a general slowdown in our industry;
●	governmental, business and individuals’ actions taken in response to the pandemic;
●	the effect on our customers and our customers’ demand for our products and installations;
●	the effect on our suppliers and disruptions to the global supply chain;
●	our ability to sell and provide our products and provide installations, including disruptions as a result of travel restrictions and people working from home;
●	the ability of our customers to pay for our products;
●	delays in our projects due to closures of jobsites or cancellation of jobs; and
●	any closures of our and our suppliers’ and customers’ facilities.

These effects of the COVID-19 Pandemic have resulted and will result in lost or delayed revenue to us, and we have experienced, and continue to experience, disruptions to our business as we implement safety protocols, and modifications to travel. We are closely monitoring the impact of the COVID-19 Pandemic, continually assessing its potential effects on our business. We have taken actions to offset the impact of the COVID-19 Pandemic, including reducing salaries for all exempt employees, implementing furloughs, and restricting nonessential travel, but we cannot predict what future actions we may have to take in response to the COVID-19 Pandemic. The extent to which our results are affected by the COVID-19 Pandemic will largely depend on future developments which cannot be accurately predicted and are uncertain, but the COVID-19 Pandemic has had and will continue to have an adverse effect on our business, operations, financial condition, results of operations, and cash flows.

In addition, while we believe we have taken appropriate steps to maintain a safe workplace to protect our employees from contracting and spreading the coronavirus, including following the guidance set out from both the Occupational Safety and Health Administration and Centers for Disease Control and Prevention, we may not be able to completely prevent the spread of the virus among our employees. As of the time of this filing, several of our personnel have been subject to Company-imposed quarantine restrictions based upon possible contact with individuals who have tested positive. We may face litigation or other proceedings making claims related to unsafe working conditions, inadequate protection of our employees or other claims. Any of these claims, even if without merit, could result in costly litigation or divert management’s attention and resources. Furthermore, we may face a sustained disruption to our operations due to one or more of the factors described above.

Even after the COVID-19 Pandemic has subsided, we may continue to experience adverse impacts to our business as a result of any economic instability that has occurred or may occur in the future. Any of these events could amplify the other risks and uncertainties described in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2019 and could materially adversely affect our business, operations, financial condition, results of operations, cash flows or stock price.

See Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, specifically the subsections entitled “Impact of COVID-19” and “Liquidity and Capital Resources”, for further discussion.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit No.	Description

10.1*	Loan Agreement made April 25, 2020 between Sunworks United, Inc. and Tri Counties Bank with U.S. Small Business Administration Guarantee.
10.2*	U.S. Small Business Administration, Note and SBA Loan # 1319647201 between Sunworks United, Inc. and Tri Counties Bank.
10.3*	Third Amendment to Loan Agreement, dated April 28, 2020 between CrowdOut Capital LLC and Sunworks, Inc.
31.1*	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
31.2*	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document.
101.SCH**	XBRL Taxonomy Extension Schema Document.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

**	Furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Roseville, State of California, on August 6, 2020.

Sunworks, Inc.

Date: August 6, 2020	By:	/s/ Charles F. Cargile
Charles F. Cargile, Chief Executive Officer
(Principal Executive Officer)

Date: August 6, 2020	By:	/s/ Paul C. McDonnel
Paul C. McDonnel, Interim Chief Financial Officer
(Principal Financial and Accounting Officer)

