Form 10-Q
period 2020-09-30
Sunworks, Inc.
filed 2020-11-02
CIK 1172631

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020.

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

The number of shares of registrant’s common stock outstanding as of October 30, 2020 was 16,628,992

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

SUNWORKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2020 AND DECEMBER 31, 2019

(in thousands, except share and per share data)

	September 30, 2020	December 31, 2019
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$4,643	$3,154
Restricted cash	348	385
Accounts receivable, net	3,894	7,606
Inventory	1,584	2,970
Contract assets	3,961	4,864
Other current assets	132	275
Total Current Assets	14,562	19,254
Property and equipment, net	291	511
Operating lease right-of-use asset	935	1,505
Deposits	58	69
Goodwill	5,464	9,464
Total Assets	$21,310	$30,803

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable and accrued liabilities	$6,079	$11,221
Contract liabilities	3,406	4,616
Customer deposits	71	753
Operating lease liability, current portion	761	864
Paycheck Protection Program loan payable, current portion	314	-
Loan payable	3	88
Promissory note payable, net	2,201	-
Acquisition convertible promissory note	-	252
Total Current Liabilities	12,835	17,794

Long-Term Liabilities:
Operating lease liability	174	641
Paycheck Protection Program loan payable, net of current portion	2,533	-
Promissory note payable, net	-	3,484
Warranty liability	511	441
Total Long-Term Liabilities	3,218	4,566
Total Liabilities	16,053	22,360

Commitments and contingencies

Shareholders’ Equity:
Preferred stock Series B, $0.001 par value, 5,000,000 authorized shares; no shares issued and outstanding	-	-
Common stock, $0.001 par value; 50,000,000 authorized shares; 16,628,992 and 6,805,697 shares issued and outstanding, at September 30, 2020 and December 31, 2019, respectively	17	7
Additional paid-in capital	88,995	81,132
Accumulated deficit	(83,755)	(72,696)
Total Shareholders’ Equity	5,257	8,443

Total Liabilities and Shareholders’ Equity	$21,310	$30,803

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUNWORKS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019

Revenue	$7,304	$17,547	$29,335	$45,470

Cost of Goods Sold	6,050	14,547	25,468	39,486

Gross Profit	1,254	3,000	3,867	5,984

Operating Expense
Selling and marketing	689	761	1,864	2,147
General and administrative	3,161	3,016	8,135	8,392
Goodwill impairment	-	-	4,000	-
Stock-based compensation	16	99	137	333
Depreciation and amortization	82	87	246	269

Total Operating Expense	3,948	3,963	14,382	11,141

Operating Loss	(2,694)	(963)	(10,515)	(5,157)

Other (Expense) Income
Other income (expense), net	1	(8)	11	15
Interest expense	(159)	(213)	(555)	(654)

Total Other Expense, net	(158)	(221)	(544)	(639)

Loss Before Income Taxes	(2,852)	(1,184)	(11,059)	(5,796)

Income Tax Expense	-	-	-	-

Net Loss	$(2,852)	$(1,184)	$(11,059)	$(5,796)

LOSS PER SHARE:
Basic	$(0.17)	$(0.26)	$(0.75)	$(1.44)
Diluted	$(0.17)	$(0.26)	$(0.75)	$(1.44)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
Basic	16,628,992	4,508,530	14,813,944	4,024,116
Diluted	16,628,992	4,508,530	14,813,944	4,024,116

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUNWORKS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED September 30, 2020 and 2019

(in thousands, except share and per share data)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2019	6,805,697	$7	$81,132	$(72,696)	$8,443
Stock-based compensation for options	-	-	35	-	35
Issuance of common stock under terms of restricted stock grants	5,952	-	63	-	63
Sales of common stock pursuant to S-3 registration statement	9,817,343	10	7,726	-	7,736
Net loss for the three months ended March 31, 2020	-	-	-	(6,748)	(6,748)
Balance at March 31, 2020	16,628,992	17	88,956	(79,444)	9,529
Stock-based compensation for options	-	-	23	-	23
Net loss for the three months ended June 30, 2020	-	-	-	(1,459)	(1,459)
Balance at June 30, 2020	16,628,992	17	88,979	(80,903)	8,093
Stock-based compensation for options	-	-	16	-	16
Net loss for the three months ended September 30, 2020	-	-	-	(2,852)	(2,852)
Balance at September 30, 2020	16,628,992	$17	$88,995	$(83,755)	$5,257

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2018	3,730,110	$4	$73,502	$(63,510)	$9,996
Stock-based compensation for options	-	-	62	-	62
Issuance of common stock under terms of restricted stock grants	5,952	-	62	-	62
Net loss for the three months ended March 31, 2019	-	-	-	(4,535)	(4,535)
Balance at March 31, 2019	3,736,062	4	73,626	(68,045)	5,585
Issuance of common stock for conversion of promissory notes plus accrued interest	68,082	-	161	-	161
Stock-based compensation for options	-	-	48	-	48
Issuance of common stock under terms of restricted stock grants	5,953	-	62	-	62
Issuance of common stock as fees paid for the extension of maturity date of debt	57,143	-	344	-	344
Sales of common stock pursuant to S-3 registration statement	170,724	-	786	-	786
Net loss for the three months ended June 30, 2019	-	-	-	(77)	(77)
Balance at June 30, 2019	4,037,964	4	75,027	(68,122)	6,909
Stock-based compensation for options	-	-	37	-	37
Issuance of common stock under terms of restricted stock grants	5,952	-	62	-	62
Sales of common stock pursuant to S-3 registration statement	675,251	1	2,477	-	2,478
Rounding shares due to reverse stock split	5,585	-	-	-	-
Net loss for the three months ended September 30, 2019	-	-	-	(1,184)	(1,184)
Balance at September 30, 2019	4,724,752	$5	$77,603	$(69,306)	$8,302

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUNWORKS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED September 30, 2020 and 2019

(in thousands, except share and per share data)

	Nine Months Ended
	September 30, 2020	September 30, 2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,059)	$(5,796)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	246	269
Amortization of right-of-use asset	570	458
Gain on sale of equipment	-	(23)
Stock-based compensation	137	333
Goodwill impairment	4,000	-
Amortization of debt issuance costs	217	97
Bad debt expense	280	67
Changes in Operating Assets and Liabilities
Accounts receivable	3,432	906
Inventory	1,386	1,227
Deposits and other current assets	154	(794)
Contract assets	903	406
Accounts payable and accrued liabilities	(5,142)	650
Contract liabilities	(1,210)	(2,391)
Customer deposits	(682)	722
Warranty liability	70	90
Operating lease liability	(570)	(458)
NET CASH USED IN OPERATING ACTIVITIES	(7,268)	(4,237)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(26)	-
Proceeds from sale of property and equipment	-	34
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(26)	34

CASH FLOWS FROM FINANCING ACTIVITIES:
Loans payable and acquisition convertible promissory note repayments	(337)	(594)
Promissory note payable repayment	(1,500)	-
Proceeds from Paycheck Protection Program loan payable	2,847	-
Proceeds from sale of common stock, net	7,736	3,264
NET CASH PROVIDED BY FINANCING ACTIVITIES	8,746	2,670

NET CHANGE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	1,452	(1,533)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH BEGINNING OF PERIOD	3,539	4,075
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, END OF PERIOD	$4,991	$2,542

Cash and cash equivalents	$4,643	$2,157
Restricted cash	348	385
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, END OF PERIOD	$4,991	$2,542

CASH PAID FOR:
Interest	$204	$431
Franchise and corporate excise taxes	$239	$47

SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS
Operating right-of-use asset and operating lease liability upon adoption of ASU 2016-02, Leases (Topic 842)	$-	$2,153
Issuance of common stock for conversion of promissory notes plus accrued interest	$-	$161
Issuance of common stock for fees paid for the extension of maturity date of debt	$-	$344

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUNWORKS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(in thousands, except share and per share data)

References herein to “we,” “us,” “Sunworks,” and “the Company” are to Sunworks, Inc. and its wholly-owned subsidiaries Sunworks United, Inc. (“Sunworks United”), MD Energy, Inc. (“MD Energy”), and Plan B Enterprises, Inc. (“Plan B”).

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements (“financial statements”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. The financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

At the Company’s Annual Meeting of Stockholders on August 7, 2019, the stockholders of the Company approved a reverse stock split of its issued and outstanding common stock at a ratio not less than 1-for-3 and not greater than 1-for-10. On August 29, 2019, the Company’s Board of Directors approved the reverse stock split at a ratio of 1-for-7 which went into effect at the open of trading on August 30, 2019. At the effective time of the reverse stock split, every seven shares of issued and outstanding common stock was converted into one share of issued and outstanding common stock. The authorized shares of 200,000,000 and the par value of $0.001 remained the same. All shares and related financial information in this Quarterly Report on Form 10-Q (this “Quarterly Report”) are retroactively stated to reflect this 1-for-7 reverse stock split.

At the Company’s Annual Meeting of Stockholders on August 26, 2020, the stockholders of the Company approved a reduction of the Company’s authorized shares to 50,000,000. On September 18, 2020, a Certificate of Amendment of the Certificate of Incorporation was filed with the State of Delaware reducing the number of shares of our authorized common stock to 50,000,000. The par value of $0.001 remained the same.

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

Liquidity

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue to operate as a going concern and contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

The Company has incurred significant operating losses over the past five years. In addition, beginning in the first quarter of 2020, the Company’s business has been impacted by the effects of the global pandemic of COVID-19 and the related protective public health measures. The Company’s business depends upon sales and installation of its photovoltaic systems. The prevalence of shelter in place and similar orders in California and other states where a majority of these systems are sold and installed has resulted in significant declines in the Company’s sales, installation revenues, and cash generating activities which is expected to continue for some period of time.

On August 10, 2020, Sunworks and Peck Company Holdings, Inc. (“Peck”) (Nasdaq: PECK), entered into a definitive agreement under which Peck will acquire Sunworks in an all-stock transaction pursuant to which each share of Sunworks stock will be exchanged for 0.185171 shares of Peck common stock (subject to certain adjustments). Assuming no adjustments, Sunworks’ stockholders will receive an aggregate of approximately 3,079,207 shares of Peck common stock, representing approximately 36.54% of Peck common stock outstanding after the merger. Before entering into the definitive agreement, no material relationship existed between Sunworks and Peck. The merger has received the approval of the Board of Directors of both Sunworks and Peck and is anticipated to close during the fourth quarter of 2020 subject to approval by stockholders of both companies and other customary conditions.

We believe that this merger provides us with the opportunity to significantly reduce general and administrative costs by eliminating the duplication of the costs incurred for both companies needing to comply with public reporting requirements and eliminating duplicative management. The combined companies will have greater geographical coverage, better access to project finance funds, and greater sources of debt and capital financing than Sunworks remaining alone.

The Company has prepared and filed a Joint Proxy Statement/Prospectus with the Securities and Exchange Commission dated October 14, 2020 that was first mailed to Sunworks stockholders on or about October 15, 2020. The stockholder vote is scheduled for November 12, 2020.

If we do not complete the merger with Peck, the Company may meet its debt and working capital requirements through a variety of means, including extension, refinancing, equity placements, the sale or other disposition of assets, or reductions in operating costs.

Limitations on the Company’s liquidity and ability to raise capital may adversely affect our ability to operate.  Sufficient liquidity is critical to meet the Company’s operating needs. Although the Company expects its sources of capital will be sufficient to meet its near-term liquidity needs, there can be no assurance that its liquidity requirements will continue to be satisfied. If the merger does not occur and the Company cannot raise needed funds, it raises substantial doubt about the Company’s ability to satisfy its liabilities and commitments in the normal course of business over the next year.

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

Accounts Receivable

Accounts receivable are recorded on contracts for amounts currently due based upon progress billings, as well as retention, which are collectible upon completion of the contracts. Retention receivable is the amount withheld by a customer until a contract is completed. Retention receivables of $778 and $1,027 were included in the balance of trade accounts receivable as of September 30, 2020, and December 31, 2019, respectively.

The Company performs ongoing credit evaluation of its customers. Management monitors outstanding receivables based on factors surrounding the credit risk of specific customers, historical trends, age of receivables and other information, and records bad debts using the allowance method. Accounts receivable are presented net of an allowance for doubtful accounts at December 31, 2019 of $350 and at September 30, 2020 of $63. During the three months ended September 30, 2020, $0 of uncollectible accounts receivable was written off against the allowance for doubtful accounts. Additionally, during the three months ended September 30, 2020, $0 was recorded as bad debt expense compared to $25 in the prior year period. During the nine months ended September 30, 2020 and 2019, $280 and $67 was recorded as bad debt expense, respectively.

Inventory

Inventory is valued at lower of cost or net realizable value determined by the first-in, first-out method. Inventory primarily consists of panels, inverters, and mounting racks and other materials. The Company reviews the cost of inventories against their estimated net realizable value and records write-downs if any inventories have costs in excess of their net realizable values.

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

Depreciation expense for the three months ended September 30, 2020 and 2019 was $82 and $87, respectively. Depreciation expense for the nine months ended September 30, 2020 and 2019 was $246 and $269, respectively.

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

A net loss causes all outstanding common stock options to be anti-dilutive. As a result, the basic and diluted losses per common share are the same for the three and nine months ended September 30, 2020 and 2019, respectively.

As of September 30, 2020, the potentially dilutive securities that have been excluded from the computations of weighted average shares outstanding include 128,411 stock options.

As of September 30, 2019, the potentially dilutive securities have been excluded from the computations of weighted average shares outstanding include 155,978 stock options, 11,904 restricted stock grants, and 428,143 warrants.

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

The Company retains a valuation consulting firm to test for indefinite lived intangibles and goodwill impairment in the fourth quarter of each year and whenever events or circumstances indicate that the carrying amount of an asset exceeds its fair value and may not be recoverable. In accordance with the Company’s policies, the Company performed a quantitative assessment of indefinite lived intangibles and goodwill at December 31, 2019, no impairment was found. As a result of the events and circumstances resulting from the COVID-19 pandemic, the Company’s outlook for revenue, profitability and cash flow has deteriorated. Therefore, the Company performed another quantitative assessment of indefinite lived intangibles and goodwill at March 31, 2020. It was determined that the carrying value of goodwill exceeded its fair value at March 31, 2020 and, as a result, the Company recorded an impairment of $4,000. No quantitative assessment was deemed necessary at September 30, 2020.

Fair Value of Financial Instruments

Disclosures about fair value of financial instruments, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of September 30, 2020, the amounts reported for cash, accrued interest and other expenses, and notes payable approximate the fair value because of their short maturities.

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

New Accounting Pronouncements

Adopted Accounting Pronouncements

In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment, which simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, current U.S. GAAP requires the performance of procedures to determine the fair value at the impairment testing date of assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, the amendments under this ASU require the goodwill impairment test to be performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The ASU became effective for the Company on January 1, 2020 and was followed in the preparation of a quantitative assessment of indefinite lived intangibles and goodwill at March 31, 2020. It was determined that the carrying value of goodwill exceeded its fair value at March 31, 2020 and, as a result, we recorded an impairment of $4,000. No quantitative assessment was performed at September 30, 2020.

Management reviewed currently issued pronouncements during the nine months ended September 30, 2020, and believes that any other recently issued, but not yet effective, accounting standards, if currently adopted, would not have a material effect on the accompanying consolidated financial statements.

3. REVENUE FROM CONTRACTS WITH CUSTOMERS

Revenues and related costs on construction contracts are recognized as the performance obligations for work are satisfied over time in accordance with ASC 606, Revenue from Contracts with Customers. Under ASC 606, revenue and associated profit, EPC projects for residential and smaller ACI systems that require us to deliver functioning solar power systems are generally completed within two to twelve months from commencement of construction. Construction on larger Public Works and ACI projects may be completed within eighteen to thirty-six months, depending on the size and location. We recognize revenue from EPC services over time as our performance creates or enhances an energy generation asset controlled by the customer. The cost of materials or equipment will generally be excluded from our recognition of profit, unless specifically produced or manufactured for a project, because such costs are not considered to be a measure of progress.

The following table represents a disaggregation of revenue by customer type from contracts with customers for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Agricultural, Commercial, and Industrial (ACI)	$3,683	$8,898	$13,445	$21,497
Public Works	1,633	4,137	8,328	10,042
Residential	1,988	4,512	7,562	13,931
Total	$7,304	$17,547	$29,335	$45,470

Contract assets represent revenue recognized in excess of amounts invoiced on contracts in progress. Contract liabilities represent billings in excess of revenue recognized on contracts in progress. At September 30, 2020 and December 31, 2019, the contract asset balances were $3,961 and $4,864, and the contract liability balances were $3,406 and $4,616, respectively.

4. Leases

The Company has operating leases for offices, warehouses, vehicles, and office equipment. The Company’s leases have remaining lease terms of 1 year to 3 years, some of which include options to extend.

The Company’s lease expense for the three and nine months ended September 30, 2020 was entirely comprised of operating leases and amounted to $285 and $817, respectively. Operating lease payments, which reduced operating cash flows for the three and nine months ended September 30, 2020 amounted to $285 and $817 respectively. The difference between the ROU asset amortization of $570 and the associated lease expense of $817 consists of costs in addition to basic operating lease expense including interest, vehicle licensing and registrations, property taxes, common area charges for facilities and other charges.

Supplemental balance sheet information related to leases was as follows:

September 30, 2020
(in thousands)
Operating lease right-of-use assets	$935

Operating lease liabilities—short term	761
Operating lease liabilities—long term	174
Total operating lease liabilities	$935

As of September 30, 2020, the weighted average remaining lease term was 1.07 years and the discount rate for the Company’s leases was 10.0%.

Maturities for leases were as follows:

Operating Leases
(in thousands)
Remainder of 2020	$244
2021	681
2022	54
2023	8
2024	-
Thereafter	-
Total lease payments	$987
Less: imputed interest	52
Total	$935

5. LOANS PAYABLE

On January 5, 2016, the Company entered into a loan agreement for the acquisition of a pile driver in the principal amount of $182 bearing interest at 5.5%. The loan agreement called for monthly payments of $4 and matured on January 15, 2020. The loan was secured by the pile driver. At September 30, 2020, there was no remaining loan balance.

On September 8, 2016, the Company entered into a loan agreement for the acquisition of a pile driver in the principal amount of $174 bearing interest at 5.5%. The loan agreement called for monthly payments of $4 and matured on September 15, 2020. The loan was secured by the pile driver. At September 30, 2020, there was no remaining loan balance.

On November 14, 2016, the Company entered into a 0% interest loan agreement for the acquisition of an excavator in the principal amount of $59. The loan agreement calls for monthly payments of $1 and is scheduled to mature on November 13, 2020. The loan is secured by the excavator. The outstanding balance at September 30, 2020 was $3.

On December 23, 2016, the Company entered into a loan agreement for the acquisition of modular office systems and related furniture in the principal amount of $172 bearing interest at 4.99%. The loan agreement called for 16 quarterly payments of $12 and matured in September 2020. The loan is secured by the modular office systems and related furniture. At September 30, 2020, there was no remaining loan balance.

As of September 30, 2020 and December 31, 2019, loans payable (“Loans Payable”) are summarized as follows:

	September 30, 2020	December 31, 2019
Equipment notes payable	$3	$88
Less: Current portion	(3)	(88)
Long-term portion	$-	$-

6. ACQUISITION CONVERTIBLE PROMISSORY NOTES

On February 28, 2015, the Company issued a 4% convertible promissory note in the aggregate principal amount of $2,650 as part of the consideration paid to acquire 100% of the total outstanding stock of MD Energy. The note was convertible into shares of common stock on or after each of the following dates: November 30, 2015, November 30, 2016 and November 30, 2017. The conversion price was $18.20 per share. A beneficial conversion feature of $3,262 was calculated but capped at the $2,650 value of the note. The beneficial conversion feature was calculated by multiplying the difference between the fair value of stock at the date of the note, $40.60, less the conversion price of $18.20, multiplied by the maximum number of shares subject to conversion, 145,604. In November 2015, the Company issued 48,535 shares of common stock upon conversion of the principal amount of $883. Commencing on March 31, 2015, and each quarter thereafter during the first two (2) years of the note, the Company made quarterly interest only payments to the shareholder for accrued interest on the Note during the quarter. Commencing with the quarter ending on June 30, 2017, the Company began to make quarterly payments of interest accrued on the convertible note during the prior quarter plus $151 with the final payment of all outstanding principal and accrued but unpaid interest on the convertible note due and payable on February 28, 2020, the maturity date. This convertible promissory note was paid in full at maturity. The debt discount was fully amortized and has a zero balance. The Company recorded interest expense of $3 and $17 during the nine months ended September 30, 2020 and 2019, respectively. The outstanding balances at September 30, 2020 and December 31, 2019 were $0 and $252, respectively.

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

7. CONVERTIBLE PROMISSORY NOTES

On February 11, 2014, the Company entered into a securities purchase agreement providing for the sale of a 10% convertible promissory note in the principal amount of $100. The note was convertible into shares of common stock of the Company at a variable conversion price equal to the lesser of $9.10 per share, or fifty percent (50%) of the lowest trading price after the effective date. As of September 30, 2014, the note was exchanged for a new convertible note with a fixed conversion price of $2.37. Per ASC 815, the derivative liability on the note was extinguished and the new note was re-valued per ASC 470, as a beneficial conversion feature. The note matured on various dates from the effective date of each advance with respect to each advance. At the sole discretion of the lender, the lender was able to modify the maturity date to be twelve (12) months from the effective date of each advance. The note matured on various dates in 2014, and was extended to September 30, 2016, and in March 2016 was subsequently extended to September 30, 2019 with zero interest. The Company recorded no interest expense during the year ended December 31, 2019. On April 10, 2019, all remaining principal and accrued interest due under the convertible promissory note was converted into 68,082 shares of common stock. The balances converted included $100 of principal and $61 of accrued interest with a remaining principal balance of $0.

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

The Notes may be prepaid in whole without the consent of the lender or in part with the consent of the lender. At the time the Notes are paid in full, the Company shall pay CrowdOut, as the holder of the Senior Note, an exit fee of $435. The Company is accruing the exit fee of $435 over the extended remaining life of the Loan Agreement and recognizing the exit fee as interest expense. For the three months ended September 30, 2020 and 2019, the exit fee recorded as interest expense was $33 and $33, respectively. For the nine months ended September 30, 2020 and 2019, the exit fee recorded as interest expense was $98 and $127, respectively.

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

In conjunction with the Loan Agreement and Amendments, the Company recorded $468 of capitalized debt issuance costs. The debt issuance costs are being amortized over the life of the Loan Agreement and recognized as interest expense. The balance payable under the Notes is reported net of the unamortized portion of the debt issuance costs. The Company recorded amortization of the debt issuance cost of $37 and $61 as interest expense during the three months ended September 30, 2020 and 2019, respectively. The Company recorded amortization of the debt issuance cost of $217 and $105 as interest expense during the nine months ended September 30, 2020 and 2019, respectively. The $217 recorded as amortization of the debt issuance costs during the nine months ended September 30, 2020 includes $98 of expense required as a result of the $1,500 prepayment of the $3,000 Senior Note and required write-off of a proportionate share of the associated debt issuance cost.

On April 28, 2020, the Company entered into a Third Amendment to Loan Agreement (“Third Amendment”) with CrowdOut. Pursuant to the Third Amendment, CrowdOut provided its consent permitting the Company to obtain its Paycheck Protection Program (“PPP”) loan.

Promissory notes payable at September 30, 2020 and December 31, 2019 are as follows:

	September 30, 2020	December 31, 2019
Promissory notes payable	$2,250	$3,750
Less: Debt issuance costs	(49)	(266)
Promissory notes payable, net	$2,201	$3,484

9. PAYCHECK PROTECTION PROGRAM Loan Payable

On April 28, 2020 the Company’s operating subsidiary, Sunworks United, received a PPP loan, which was established by the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), of $2,847. As modified by the subsequent PPP Flexibility Act of 2020, proceeds from the loan are being used to cover documented expenses related to payroll, rent and utilities, during the 24-week period after the cash was received by the Company. The 24-week period ended on October 12, 2020. The loan is being accounted for as a financial liability in accordance with FASB ASC 470. Proceeds from the loan will remain recorded as a liability until either (1) the loan is, in part or wholly forgiven, and the Company has been “legally released” from the liability or (2) the Company pays off the loan. Once the loan is in part or wholly forgiven, and a legal release is received, the liability will be reduced by the amount forgiven and the Company will record a gain on extinguishment of the debt.

The eligible forgiveness amount allows for not more than 40% of the forgiveness to be for non-payroll items and is subject to reduction if employees are terminated or wages are reduced. The remaining unforgiven amount of the loan bears interest at 1% per annum. Eighteen equal principal and interest payments of $159 are deferred for up to ten months after the initial 24-week covered period, with payments scheduled to begin on August 12, 2021; however, interest is being accrued from the inception date of the loan. There are no collateral requirements or prepayment penalties associated with the loan.

The underlying expenses, included in the forgiveness application filed with the Small Business Administration (SBA), are sufficient to have the entire $2,847 PPP loan completely forgiven. Until final approval is received from the SBA and the Company has been “legally released” from the liability, there is no guarantee when forgiveness will be received or whether the loan will be completely or partially forgiven.

Paycheck Protection Program loan payable at September 30, 2020 and December 31, 2019 are as follows:

	September 30, 2020	December 31, 2019
Paycheck Protection Program loan payable	$2,847	$-
Less: Current portion	(314)	-
Long-term portion	$2,533	$-

10. CAPITAL STOCK

Common Stock

At the Company’s Annual Meeting of Stockholders on August 7, 2019, the stockholders of the Company approved a reverse stock split of the Company’s issued and outstanding common stock at a ratio not less than 1-for-3 and not greater than 1-for-10. On August 29, 2019, the board of directors of the Company approved the reverse stock split at a ratio of 1-for-7 which went into effect at the open of trading on August 30, 2019. At the effective time of the reverse stock split, every seven shares of issued and outstanding common stock was converted into one share of issued and outstanding common stock. The authorized shares of 200,000,000 and the par value of $0.001 remained the same. All shares and related financial information in this Quarterly Report are retroactively stated to reflect this 1-for-7 reverse stock split.

On March 13, 2020, the Company received a letter from The Nasdaq Stock Market LLC (“Nasdaq”) indicating that the Company has failed to comply with the minimum bid price requirement of Nasdaq Listing Rule 5550(a)(2). Nasdaq Listing Rule 5550(a)(2) requires that companies listed on the Nasdaq Capital Market maintain a minimum closing bid price of at least $1.00 per share.

On August 5, 2020 the Company received a letter from the NASDAQ Listing Qualifications Staff notifying the Company that the Company has regained compliance with NASDAQ’s minimum bid price requirements for continued listing on the Nasdaq Capital Market. The letter noted that as a result of the closing bid price of the Company’s common stock having been at $1.00 per share or greater for at least ten consecutive business days, from July 22, 2020 to August 4, 2020, the Company has regained compliance with Listing Rule 5550(a)(2) and the matter is now closed.

As approved by stockholders during the 2020 annual meeting, on September 18, 2020 a Certificate of Amendment of the Certificate of Incorporation was filed with the State of Delaware to reduce the total number of shares of all classes of capital stock of the Company to fifty-five million (55,000,000) shares, consisting of fifty million (50,000,000) shares of common stock, par value $0.001 per share and five million (5,000,000) shares of preferred stock, par value $0.001 per share.

On September 22, 2020, the Company received a letter from The Nasdaq Stock Market LLC (“Nasdaq”) indicating that the Company has failed to comply with the minimum bid price requirement of Nasdaq Listing Rule 5550(a)(2). Nasdaq Listing Rule 5550(a)(2) requires that companies listed on the Nasdaq Capital Market maintain a minimum closing bid price of at least $1.00 per share.

On October 14, 2020 the Company received a letter from the NASDAQ Listing Qualifications Staff notifying the Company that the Company has regained compliance with NASDAQ’s minimum bid price requirements for continued listing on the Nasdaq Capital Market. The letter noted that as a result of the closing bid price of the Company’s common stock having been at $1.00 per share or greater for at least ten consecutive business days, from September 23, 2020 to October 13, 2020, the Company has regained compliance with Listing Rule 5550(a)(2) and the matter is now closed.

During the nine months ended September 30, 2020 and 2019, shares of common stock were issued during each respective period to the Company’s Chairman and former Chief Executive Officer, Charles Cargile pursuant to the terms of a restricted stock grant agreement (the “March 2017 RSGA”) effective March 29, 2017. See Note 11 for more information regarding the March 2017 RSGA and its expiration in March of 2020.

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

Placement Shares sold between January 1, 2020 and March 26, 2020 totaled 9,817,343 shares. Total gross proceeds for the shares were $7,976 or $0.812 per share. Net proceeds, less issuance costs were $7,736 or $0.788 per share as of March 31, 2020. With the sale of the Placement Shares sold in the three months ended March 31, 2020, the Company sold the maximum amount allowed under its prospectus supplement and no further Placement Shares under the ATM Agreement will be sold pursuant to such prospectus supplement.

The Company may file an additional prospectus supplement with the SEC. The Registration Statement was filed in reliance on Instruction I.B.6. of Form S-3, which imposed a limitation on the maximum amount of securities that the Company may sell pursuant to Instruction I.B.6 during the period of 12 calendar months immediately prior to, and including, the sale of our shares to no more than one-third of the aggregate market value of our common stock held by our non-affiliates.

At the time the Company sells securities pursuant to a Registration Statement, the amount of securities to be sold plus the amount of any securities the Company has sold during the prior twelve months in reliance on Instruction I.B.6. may not exceed one-third of the aggregate market value of the Company’s outstanding common stock held by non-affiliates as of a day during the 60 days immediately preceding such sale as computed in accordance with Instruction I.B.6.

11. STOCK OPTIONS, RESTRICTED STOCK, AND WARRANTS

Options

As of September 30, 2020, the Company has non-qualified stock options outstanding to purchase 128,411 shares of common stock, per the terms set forth in the option agreements. The stock options vest at various times and are exercisable for a period of five years from the date of grant at exercise prices ranging from $2.10 to $21.70 per share, the market value of the Company’s common stock on the date of each grant. The Company determined the fair market value of these options by using the Black Scholes option valuation model.

	September 30, 2020
	Number	Weighted average
	of Options	exercise price
Outstanding, beginning December 31, 2019	143,623	$8.99
Granted	-	-
Exercised	-	-
Forfeited	(15,212)	$6.16
Outstanding, end of September 30, 2020	128,411	$9.33
Exercisable at the end of September 30, 2020	106,589	$10.81

During the three months ended September 30, 2020 and 2019, the Company charged a total of $16 and $37, respectively, to operations to recognize stock-based compensation expense for stock options. During the nine months ended September 30, 2020 and 2019, the Company charged a total of $74 and $147, respectively, to operations to recognize stock-based compensation expense for stock options.

Restricted Stock Grant to Chairman and Former CEO

With an effective date of March 29, 2017, subject to the Sunworks, Inc. 2016 Equity Incentive Plan, (the “2016 Plan”) the Company entered into the March 2017 RSGA with its then Chief Executive Officer, Charles Cargile. All shares issuable under the March 2017 RSGA are valued as of the grant date at $10.50 per share. The March 2017 RSGA provides for the issuance of up to 71,429 shares of the Company’s common stock. The restricted shares shall vest as follows: 23,810 of the restricted shares shall vest on the one (1) year anniversary of the effective date, and the balance, or 47,619 restricted shares, shall vest in twenty-four (24) equal monthly installments commencing on the one (1) year anniversary of the effective date. Vesting of the shares and recognition of stock-based compensation expense for the March 2017 RSGA ended as of March 29, 2020.

In the three months ended September 30, 2020 and 2019, stock-based compensation expense of $0 and $62, respectively was recognized for the March 2017 RSGA. For the nine months ended September 30, 2020 and 2019, stock-based compensation expense of $63 and $186, respectively was recognized for the March 2017 RSGA.

The total combined option and restricted stock compensation expense recognized in the condensed consolidated statements of operations, during the three months ended September 30, 2020 and 2019 was $16 and $99, respectively. The total combined option and restricted stock compensation expense recognized in the condensed consolidated statement of operations, during the nine months ended September 30, 2020 and 2019 was $137 and $333, respectively.

Warrants

As of September 30, 2020, the Company had no remaining stock purchase warrants outstanding. The 428,143 warrants previously issued on March 9, 2015 with an average exercise price of $0.65 expired unexercised on March 9, 2020.

12. RELATED PARTY TRANSACTIONS

The Subordinated Notes (Note 8) were funded by the Company’s Chairman and former Chief Executive Officer and the Company’s President of Commercial Operations.

The Company rents a facility in Durham, California from the Company’s President of Commercial Operations for $9 per month.

13. SUBSEQUENT EVENTS

On October 14, 2020 the Company received a letter from the NASDAQ Listing Qualifications Staff notifying the Company that the Company has regained compliance with NASDAQ’s minimum bid price requirements for continued listing on the Nasdaq Capital Market. The letter noted that as a result of the closing bid price of the Company’s common stock having been at $1.00 per share or greater for at least ten consecutive business days, from September 23, 2020 to October 13, 2020, the Company has regained compliance with Listing Rule 5550(a)(2) and the matter is now closed.

On October 14, 2020 the Company filed its Definitive Joint Proxy Statement/Prospectus (“the Proxy”) with the Securities and Exchange Commission. The Proxy included the notice of a Special Meeting of Stockholders to be held on November 12, 2020 to vote on the proposal to adopt the Agreement and Plan of Merger dated as of August 10, 2020. Pursuant to the Agreement and Plan of Merger, Peck would acquire Sunworks in an all-stock transaction pursuant to which each share of Sunworks stock will be exchanged for 0.185171 shares of Peck common stock (subject to certain adjustments). Assuming no adjustments, Sunworks’ stockholders will receive an aggregate of approximately 3,079,207 shares of Peck common stock, representing approximately 36.54% of Peck common stock outstanding after the merger. Before entering into the definitive agreement, no material relationship existed between Sunworks and Peck. The merger has received the approval of the Board of Directors of both Sunworks and Peck and is anticipated to close during the fourth quarter of 2020 subject to approval by stockholders of both companies and other customary conditions.

Following the announcement of the Agreement and Plan of Merger, and as of the filing date of this Form 10-Q, eight complaints have been filed by alleged stockholders of Sunworks challenging the merger.

The complaints  contend, among other things, that (i) the consideration to be paid to Sunworks stockholders pursuant to the merger is inadequate and (ii) the Registration Statement on Form S-4 filed with the SEC by Peck on October 1, 2020, and serving as the preliminary Joint Proxy Statement/Prospectus contained materially incomplete and misleading information regarding the merger,  and (iii) that in facilitating the merger for the alleged inadequate consideration and the dissemination of the preliminary Joint Proxy Statement/Prospectus, each member of the Sunworks Board of Directors breached his or her fiduciary duties.

Each of the complaints seek (i) injunctive relief preventing consummation of the merger; (ii) damages suffered by the plaintiff; and (iii) an award of plaintiffs’ expenses, including reasonable attorneys’ and experts’ fees. Sunworks and the Sunworks Board of Directors believe the claims asserted in the complaints are without merit and intend to vigorously defend themselves.

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

For the first nine months of 2020, approximately 74% of our 2020 revenue was from installations for the ACI and public works markets and approximately 26% of our revenue was from installations for the residential market.

For the first nine months of 2019 approximately 69% of our revenue was from installations for the ACI and public works markets and approximately 31% of our revenue was from installations for the residential market.

At our Annual Meeting of Stockholders on August 7, 2019, our stockholders approved a reverse stock split of our issued and outstanding common stock at a ratio not less than 1-for-3 and not greater than 1-for-10. On August 29, 2019, our board of directors approved the reverse stock split at a ratio of 1-for-7 which went into effect at the open of trading on August 30, 2019. At the effective time of the reverse stock split, every seven shares of our issued and outstanding common stock were converted into one share of our issued and outstanding common stock. The authorized shares of 200,000,000 and the par value of $0.001 remained the same until September 18, 2020 when the number of authorized common shares was reduced to 50,000,000. All shares and related financial information in this Quarterly Report are retroactively stated to reflect this 1-for-7 reverse stock split.

IMPACT OF COVID-19 ON OUR BUSINESS

The continued global novel coronavirus (COVID-19) pandemic, including its spread in the United States, has resulted in significant governmental measures being implemented to control the spread of the virus, including quarantines, travel restrictions and business shutdowns. The uncertain macroeconomic environment created by the COVID-19 pandemic has had and will continue to have a significant, adverse impact on our business. To assist readers in reviewing management’s discussion and analysis of financial condition and results of operations, we provide the following discussion regarding the effects COVID-19 has had on the Company, what management expects the future impact to be, how we are responding to evolving circumstances and how we are planning for further COVID-19 uncertainties.

State and local directives, guidelines, and other restrictions, as well as consumer behavior, continue to impact our operations in the regions in which we operate, particularly California. During the three months ended September 30, 2020, we continued to serve customers based on our qualification as an “Essential Business” as defined by county agencies’ directives. As an “Essential Business,” our employees are allowed to leave their residences to continue working. We operate in the energy industry, which is identified as a critical infrastructure sector by the Federal Homeland Security Cybersecurity and Infrastructure Security Agency (CISA). Therefore, we are able to conduct business despite evolving orders from the California Department of Public Health. Although we are permitted to continue our operations as an Essential Business, COVID-19 and the governmental directives materially disrupted the operations of the government by closing or restricting operations at city, county and state offices for design reviews, permitting projects, and inspections of projects. Utility companies have been unable to provide timely shutdowns, inspections and interconnection approvals. This disruption negatively impacts our ability to complete projects, generate revenue on projects in backlog and causes many customers to delay decisions on new projects. As a result, we have continued with certain cost and headcount reductions. Although we continue working with our reduced workforce, these cost savings are offset by an expected decline in revenues from the continued disruption impacting our customers.

Our revenue and gross profit in the three months ended September 30, 2020 were negatively impacted by governmental responses to the COVID-19 pandemic, which prevented or prohibited installation activity for many of the larger public works, agriculture and commercial projects by restricting our employees’ access to our work sites. In addition, governmental orders and social distancing guidelines slowed our sales process, as our customers avoided interacting with our sales and installation personnel and delayed buying decisions. In turn, our receipt of approvals or permits to build from local governmental authorities slowed or stopped, reducing the number of residential installations and residential revenues during the quarter. In order to comply with social distancing among themselves, customers, local authorities and our installation crews must also alter traditional construction methods and practices, adding complexity to each project.

We have received a loan under the Paycheck Protection Program of $2,847 which was used to pay for payroll costs, interest on debt, rent, utilities, and group health care benefits, allowing the Company to focus on revenue generating activities in an effort to mitigate some of the impact COVID-19 has on our business.

Although there is uncertainty around the continued impact and severity the COVID-19 pandemic has had, and will continue to have, on our operations, these developments and measures have negatively affected our business. We will continue to manage the impact through appropriate cost cutting and operational measures. Of concern is how the COVID-19 pandemic continues to fluctuate and could continue to adversely impact our ability to source materials used in our operations or affect our ability to complete ongoing installations in a timely manner. Several of our personnel have been subject to Company-imposed quarantine restrictions based upon possible contact with individuals who have tested positive. We are requiring our personnel wear masks, are enforcing  social distancing  and believe we are taking appropriate sanitization measures. We cannot predict whether any one of our key executives or other personnel could become incapacitated by COVID-19.

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

Revenue Recognition

Revenues and related costs on construction contracts are recognized as the performance obligations for work are satisfied over time in accordance with Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers. Under ASC 606, revenue and associated profit, engineering, procurement and construction (EPC) projects for residential and smaller ACI systems that require us to deliver functioning solar power systems are generally completed within two to twelve months from commencement of construction. Construction on larger Public Works and ACI projects may be completed within eighteen to thirty-six months, depending on the size and location. We recognize revenue from EPC services over time as our performance creates or enhances an energy generation asset controlled by the customer.

The cost of materials or equipment will generally be excluded from our recognition of profit, unless specifically produced or manufactured for a project, because such costs are not considered to be a measure of progress. All un-allocable indirect costs and corporate general and administrative costs are charged to the periods as incurred. However, in the event a loss on a contract is foreseen, we will recognize the loss in the period it is determined.

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

We test for indefinite lived intangibles and goodwill impairment in the fourth quarter of each year and whenever events or circumstances indicate that the carrying amount of the asset exceeds its fair value and may not be recoverable. In accordance with our policies, we performed a quantitative assessment of indefinite lived intangibles and goodwill at December 31, 2019. At December 31, 2019, we retained an independent valuation consulting firm to test for indefinite lived intangibles and goodwill impairment. Based on the valuation assessment, we determined that the carrying value of the assets did not exceed the fair value and, therefore, there was no impairment of assets. As a result of the events and circumstances resulting from the COVID-19 pandemic, we expected our near-term revenue, profitability, and cash flow to be lower than we anticipated in our December 2019 review. Therefore, we performed another quantitative assessment of indefinite lived intangibles and goodwill at March 31, 2020. It was determined that the carrying value of goodwill exceeded its fair value at March 31, 2020 and, as a result, we recorded an impairment of $4,000. The primary driver of the $4,000 impairment at March 31, 2020 compared to no impairment at December 31, 2019, was lowered revenue projections for 2020 due to the impact of COVID-19, combined with the ATM sales in the first quarter of 2020, which resulted in a higher carrying value of the net assets of the Company. No quantitative assessment was performed at September 30, 2020.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2020 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2019

REVENUE AND COST OF GOODS SOLD

For the three months ended September 30, 2020, revenue decreased 58.4% to $7,304 compared to $17,547 for the three months ended September 30, 2019. Approximately 73% of revenue in the third quarter of 2020 was from installations for the ACI and public works markets compared to 74% of revenue in the same period the prior year. For the third quarter of 2020, ACI, public works and residential revenue fell by $5.2 million, $2.5 million and $2.5 million, respectively, when compared to the same quarter of 2019.

Cost of goods sold for the three months ended September 30, 2020, was $6,050, or 58.4% below the $14,547 reported for the three months ended September 30, 2019.

Gross profit was $1,254 for the quarter ended September 30, 2020, compared to $3,000 of gross profit for the same quarter of the prior year. The gross margin was 17.2% in the third quarter of 2020 compared to 17.1% in the same quarter of 2019.

Revenue and gross profit in the three months ended September 30, 2020 were negatively impacted by governmental and customer responses to the COVID-19 pandemic. Response to the pandemic created utility approval delays or holds and prevented or postponed installation activity for many of the larger agriculture and commercial, and public works projects. by restricting our employees’ access to our work sites. In addition, governmental orders, shelter-in-place and social distancing guidelines slowed our sales and installation process, as our customers avoided interacting with our sales and installation personnel and delayed buying decisions and reduced installation revenue. In turn, our receipt of utility approvals or permits to build from local governmental authorities slowed or stopped, reducing the number of residential installations and residential revenue during the quarter. In order to comply with social distancing among themselves, customers, and local authorities, our installation crews must also alter traditional construction methods and practices, adding complexity and inefficiency to each project.

SELLING AND MARKETING EXPENSES

For the three months ended September 30, 2020, the Company’s selling and marketing (S&M) expenses were $689 compared to $761 for the three months ended September 30, 2019. The decrease period over period resulted from a reduction in cost of personnel in the sales and sales support functions and lower commissions due to the lower revenue levels.

GENERAL AND ADMINISTRATIVE EXPENSES

Total general and administrative (G&A) expenses were $3,161 for the three months ended September 30, 2020, compared to $3,016 for the three months ended September 30, 2019. G&A expenses increased $145 from the third quarter of the prior year driven by the $724 of costs incurred in legal, accounting and consulting fees specifically related to the proposed merger with Peck. Excluding the merger-related costs, G&A expenses are lower versus the prior year quarter as a result of reduced headcount and reduced personnel related costs, and lower costs incurred for facilities, vehicles, travel, technology, communications and general office expenses.

Operating expenses, including stock-based compensation, for 2020 are expected to be lower than 2019 as we continue to streamline our operating and administrative costs.

STOCK-BASED COMPENSATION EXPENSES

During the three months ended September 30, 2020 we incurred $16 in total non-cash stock-based compensation expense compared to $99 for the same period in the prior year. Stock-based compensation expense decreased due to the expiration of a restricted stock grant agreement with our Chairman and former Chief Executive Officer that ended during the first quarter of 2020.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expenses for the three months ended September 30, 2020 were $82 compared to $87 for the same period in the prior year. Depreciation and amortization expenses decreased primarily as a result of certain assets becoming fully depreciated.

OTHER EXPENSE

Other expense was $158 for the three months ended September 30, 2020, compared to $221 for the same three months in 2019. Interest expense for the quarter ended September 30, 2020, was $159 primarily related to the interest paid on the $2.25 million Promissory Note from CrowdOut plus the amortization of the $435 exit fee and the origination fees both of which are shown as interest expense. Interest expense for the quarter ended September 30, 2019 was $213 and was the result of higher CrowdOut interest for a $3.75 million principal balance plus interest owed for the loans payable for equipment financing.

NET LOSS

The net loss for the three months ended September 30, 2020 was $2,852 compared to a net loss of $1,184 for the three months ended September 30, 2019.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2019

REVENUE AND COST OF GOODS SOLD

For the nine months ended September 30, 2020, revenue decreased 35.5% to $29,335 compared to $45,470 for the nine months ended September 30, 2019. Approximately 74% of revenue in the first nine months of 2020 was from installations for the ACI and public works markets compared to 69% of revenues in the same period the prior year. For the first three quarters of 2020, ACI, public works and residential revenue fell by $8.1 million, $1.7 million and $6.4 million, respectively, when compared to the same three quarters of 2019.

Cost of goods sold for the nine months ended September 30, 2020, was $25,468, or 35.5% less than the $39,486 reported for the nine months ended September 30, 2019, consistent with the decrease in installation activity for the period.

Gross profit was $3,867 for the nine months ended September 30, 2020. This compares to $5,984 of gross profit for the same period of the prior year. The gross margin remained steady at 13.2% despite lower revenue in the first nine months of 2020 compared to 13.2% in the same nine-month period of 2019.

Revenue and gross profit in the nine months ended September 30, 2020 were negatively impacted by governmental responses to the pandemic, which created utility company approval delays or holds and prevented or prohibited installation activity for many of the larger public works, agriculture and commercial projects by not allowing our employees access to work sites. In addition, governmental orders and social distancing guidelines slowed our sales and installation process, as our customers avoided interacting with our sales and installation personnel, delayed buying decisions and reduced installation revenue. In turn, our receipt of utility approvals or permits to build from local governmental authorities slowed or stopped, reducing the number of residential installations and residential revenue during the quarter. In order to comply with social distancing among themselves, customers, and local authorities, our installation crews must also alter traditional construction methods and practices, adding complexity to each project.

SELLING AND MARKETING EXPENSES

For the nine months ended September 30, 2020, the Company’s S&M expenses were $1,864 compared to $2,147 for the nine months ended September 30, 2019. As a percentage of revenue, S&M expenses were 6.4% of the first nine months revenue in 2020 compared to 4.7% of the same period of 2019. The S&M expenses were $283 less than the same period in the prior year. Most of the decrease resulted from a reduction in personnel within the sales and sales support functions.

GENERAL AND ADMINISTRATIVE EXPENSES

Total G&A expenses of $8,135 for the nine months ended September 30, 2020 include $763 of costs incurred for legal, accounting and consulting specifically related to the proposed merger between Sunworks and Peck. For the nine months ended September 30, 2019, G&A expenses were $8,392. The G&A expenses declined from the prior year nine-month period as a result of reduced headcount and discretionary spending. Headcount reductions between periods resulted in savings in salaries and employee benefits that were partially offset by increases in bad debt expense, vehicle insurance, legal, accounting and other professional services.

GOODWILL IMPAIRMENT

Goodwill impairment recorded for the nine months ended September 30, 2020 and 2019 was $4,000 and $0, respectively. We retained an independent valuation consultant to perform a quantitative assessment of indefinite lived intangibles and goodwill at December 31, 2019 and March 31, 2020. In accordance with our policies, we performed a quantitative assessment of indefinite lived intangibles and goodwill at December 31, 2019, and no impairment was found. As a result of the events and circumstances resulting from the COVID-19 pandemic, our outlook for revenue, profitability and cash flow deteriorated. Therefore, we performed another quantitative assessment of indefinite lived intangibles and goodwill at March 31, 2020. It was determined that the carrying value of goodwill exceeded its fair value at March 31, 2020 and, as a result, we recorded an impairment of $4,000 during the first nine months of 2020.

STOCK-BASED COMPENSATION EXPENSES

During the nine months ended September 30, 2020 we incurred $137 in total non-cash stock-based compensation expense compared to $333 for the same period in the prior year. The reduction in expense is the result of the cessation of any stock-based compensation expense for the March 2017 RSGA that ended as of March 29, 2020.

Stock-based compensation, excluding restricted stock grant agreements, related to employee and director options totaled $74 and $147 for the nine months ended September 30, 2020 and 2019, respectively.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expenses for the nine months ended September 30, 2020 were $246 compared to $269 for the same period in the prior year. Depreciation and amortization expenses decreased primarily as a result of certain assets becoming fully depreciated.

OTHER EXPENSE

Other expense was $544 for the nine months ended September 30, 2020, compared to $639 for the same nine months in 2019. Interest expense for the first nine months of 2020, was $555 primarily related to the interest paid on the remaining $2.25 million outstanding pursuant to the Promissory Note from CrowdOut plus the amortization of the $435 exit fee and the origination fees both of which are shown as interest expense.

NET LOSS

The net loss for the nine months ended September 30, 2020 was $11,059, including the $4,000 goodwill impairment expense, compared to a net loss of $5,796 for the nine months ended September 30, 2019.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Capital Resources

Liquidity

The Company has incurred significant operating losses over the past five years. In addition, beginning in the first quarter of 2020, the Company’s business has been impacted by the effects of the global pandemic of COVID-19 and the related protective public health measures. The Company’s business depends upon sales and installation of its photovoltaic systems. The prevalence of shelter in place and similar orders in California and other states where a majority of these systems are sold and installed has resulted in significant declines in the Company’s sales, installation revenues, and cash generating activities which is expected to continue for some period of time.

On August 10, 2020, Sunworks and Peck Company Holdings, Inc. (“Peck”) (Nasdaq: PECK), entered into a definitive agreement under which Peck will acquire Sunworks in an all-stock transaction pursuant to which each share of Sunworks stock will be exchanged for 0.185171 shares of Peck common stock (subject to certain adjustments). Assuming no adjustments, Sunworks’ stockholders will receive an aggregate of approximately 3,079,207 shares of Peck common stock, representing approximately 36.54% of Peck common stock outstanding after the merger. Before entering into the definitive agreement, no material relationship existed between Sunworks and Peck. The merger has received the approval of the Board of Directors of both Sunworks and Peck and is anticipated to close during the fourth quarter of 2020 subject to approval by stockholders of both companies and other customary conditions.

We believe that this merger provides us with the opportunity to significantly reduce general and administrative costs by eliminating the duplication of the costs incurred for both companies needing to comply with public reporting requirements and eliminating duplicative management. The combined companies will have greater geographical coverage, better access to project finance funds, and greater sources of debt and capital financing than Sunworks remaining alone.

The Company has prepared and filed a Joint Proxy Statement/Prospectus with the Securities and Exchange Commission dated October 14, 2020 that was first mailed to Sunworks stockholders on or about October 15, 2020. The stockholder vote is scheduled for November 12, 2020.

If we do not complete the merger with Peck, the Company may meet its debt and working capital requirements through a variety of means, including extension, refinancing, equity placements, the sale or other disposition of assets, or reductions in operating costs.

Limitations on the Company’s liquidity and ability to raise capital may adversely affect our ability to operate.  Sufficient liquidity is critical to meet the Company’s operating needs. Although the Company expects its sources of capital will be sufficient to meet its near-term liquidity needs, there can be no assurance that its liquidity requirements will continue to be satisfied. If the merger does not occur and we cannot raise needed funds, the Company could be forced to make substantial reductions in its operations, which could adversely impact its ability to implement its current business plan and ultimately its viability as a company.

Current Financing Arrangements

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

We had $4,643 in unrestricted cash at September 30, 2020, as compared to $3,154 at December 31, 2019. The effects of the COVID-19 pandemic caused utility approval delays are expected to continue to have an adverse effect on our liquidity and cash. As a result we believe that the aggregate of our existing cash and cash equivalents, in addition to funds generated in operations will not be adequate for us to maintain sufficient liquidity and cash for the next twelve months or more.

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

At September 30, 2020, our working capital was a surplus of $1,727 compared to a working capital surplus of $1,460 at December 31, 2019.

The Loan Agreement for the Senior Note contains a subjective event of default clause based on CrowdOut determining, in the exercise of its reasonable discretion, that an event has occurred that would reasonably be expected to have a “material adverse effect.” If any event of default occurs and is continuing, or if CrowdOut reasonably determines that a “material adverse effect” in our business has occurred, CrowdOut may declare that an event of default has occurred and the outstanding indebtedness to be immediately due. See Note 8, “Promissory Notes Payable” for more information regarding the Senior Note. Principal and accrued interest outstanding under the Loan Agreement was $2,250 as of September 30, 2020. All principal and accrued interest, plus a $435 exit fee, are due under the Loan Agreement on January 31, 2021.

During the nine months ended September 30, 2020, we used $7,268 of cash in operating activities compared to $4,237 used in operating activities for same period in 2019. The cash used in operating activities was due to the result of the current year net loss. The cash impact of the net loss was offset by collection of cash from accounts receivables and reductions in inventory, contract assets and deposits. We also used cash to reduce accounts payable, contract liabilities and customer deposits.

Net cash from investing activities for the nine months ended September 30, 2020 and 2019 was insignificant.

Net cash provided by financing activities during the nine months ended September 30, 2020 was $8,746 compared to $2,670 for the same period in 2019. The cash was primarily used to offset the cash used in operating activities, pay $1,500 of principal on the Senior Note, and to payoff the acquisition convertible promissory note and existing vehicle and equipment debt, totaling $337. We received a loan under the Paycheck Protection Program of $2,847, as modified by the Paycheck Protection Program Flexibility Act. We also generated $7,736 of cash, net of fees, through the sale of our common stock pursuant to an At Market Issuance Sales Agreement we entered into with B. Riley FBR, Inc. (the ATM Agreement). We sold the maximum amount allowed under the prospectus supplement we filed with the U.S. Securities and Exchange Commission (SEC) related to the ATM Agreement. Our shelf registration statement on Form S-3 was filed in reliance on Instruction I.B.6. of Form S-3, which imposes a limitation on the maximum amount of securities that we may sell pursuant to the registration statement during any twelve-month period. At the time we sell securities pursuant to the registration statement, the amount of securities to be sold plus the amount of any securities we have sold during the prior twelve months in reliance on Instruction I.B.6. may not exceed one-third of the aggregate market value of our outstanding common stock held by non-affiliates as of a day during the 60 days immediately preceding such sale as computed in accordance with Instruction I.B.6. At September 30, 2020, we did not have any additional availability under our existing S-3 under the 1/3 limitation calculations set forth in Instruction I.B.6 of Form S-3. Furthermore, Instruction I.B.6. of Form S-3 requires that the issuer have at least one class of common equity securities listed and registered on a national securities exchange. If we are not able to maintain compliance with applicable Nasdaq rules, we will no longer be able to rely upon that Instruction, which may negatively impact our ability to raise funds through an equity financing.

On March 13, 2020, we received a letter from The Nasdaq Stock Market LLC (Nasdaq) indicating that we have failed to comply with the minimum bid price requirement of Nasdaq Listing Rule 5550(a)(2). Nasdaq Listing Rule 5550(a)(2) requires that companies listed on the Nasdaq Capital Market maintain a minimum closing bid price of at least $1.00 per share. On August 5, 2020 we received a letter from the NASDAQ Listing Qualifications Staff notifying us that we have regained compliance with NASDAQ’s minimum bid price requirements for continued listing on the Nasdaq Capital Market. The letter noted that as a result of the closing bid price of the Sunworks’ common stock having been at $1.00 per share or greater for at least ten consecutive business days, from July 22, 2020 to August 4, 2020, we have regained compliance with Listing Rule 5550(a)(2) and the matter is now closed.

On September 22, 2020, the Company received a letter from The Nasdaq Stock Market LLC (“Nasdaq”) indicating that the Company has failed to comply with the minimum bid price requirement of Nasdaq Listing Rule 5550(a)(2). Nasdaq Listing Rule 5550(a)(2) requires that companies listed on the Nasdaq Capital Market maintain a minimum closing bid price of at least $1.00 per share. On October 14, 2020 the Company received a letter from the NASDAQ Listing Qualifications Staff notifying the Company that the Company has regained compliance with NASDAQ’s minimum bid price requirements for continued listing on the Nasdaq Capital Market. The letter noted that as a result of the closing bid price of the Company’s common stock having been at $1.00 per share or greater for at least ten consecutive business days, from September 23, 2020 to October 13, 2020, the Company has regained compliance with Listing Rule 5550(a)(2) and the matter is now closed.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal third quarter ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS

We have updated our existing risk factors to include information associated with the current events related to COVID-19 pandemic that impacted global markets due to outbreaks occurring worldwide beginning in early calendar year 2020. Those risk factors disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2019 are incorporated herein by reference.

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

In response to the COVID-19 pandemic, many state, local, and foreign governments have put in place, and others in the future may put in place, travel restrictions, quarantines, “stay at home” orders and guidelines, and similar government orders and restrictions, in an attempt to control the spread of the disease. Such restrictions or orders have resulted in, and will continue to result in, business closures, work stoppages, slowdowns and delays, among other effects that could negatively impact our operations, as well as the operations of our customers and business partners. Such results have had and will continue to have a material adverse effect on our business, operations, financial condition, results of operations, and cash flows.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated August 10, 2020, by and among Sunworks, Inc., The Peck Company Holdings and Peck Mercury, Inc. (incorporated by reference to Exhibit 2.1 to the Form 8-K filed by the Company with the SEC on August 10, 2020).
3.1	Certificate of Amendment of Bylaws (incorporated by reference to Exhibit 3.1 to the Form 8-K filed by the Company with the SEC on August 10, 2020).
10.1	Voting Agreement, dated August 10, 2020, by and between Sunworks, Inc. and Jeffrey Peck (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Company with the SEC on August 10, 2020).
10.2	Voting Agreement, dated August 10, 2020, by and between Sunworks, Inc. and Mykilore Trust (incorporated by reference to Exhibit 10.2 to the Form 8-K filed by the Company with the SEC on August 10, 2020).
31.1*	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
31.2*	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document.
101.SCH**	XBRL Taxonomy Extension Schema Document.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

**	Furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Roseville, State of California, on November 2, 2020.

Sunworks, Inc.

Date: November 2, 2020	By:	/s/ Charles F. Cargile
Charles F. Cargile, Chairman
(Principal Executive Officer)

Date: November 2, 2020	By:	/s/ Paul C. McDonnel
Paul C. McDonnel, Interim Chief Financial Officer
(Principal Financial and Accounting Officer)

