Form 10-K
period 2020-12-31
Sunworks, Inc.
filed 2021-03-26
CIK 1172631

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[X]	Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the fiscal year ended December 31, 2020

OR

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from __________ to __________

Commission File No. 001-36868

SUNWORKS, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	01-0592299
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2270 Douglas Blvd, Suite #216 Roseville, CA	95661
(Address of principal executive office)	(Zip Code)

Registrant’s telephone number, including area code (916) 409-6900

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, Par Value $0.001	SUNW	The NASDAQ Stock Market LLC
(Title of class)	(Trading Symbol(s))	(Name of exchange on which registered)

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
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the company has filed an attestation report regarding management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act by the registered public accountants that audited the company’s financial statements. Yes [  ] No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

The aggregate market value of the common stock held by non-affiliates as of June 30, 2020 was $10.1 million.

The outstanding number of shares of common stock as of March 24, 2021 was 27,047,744.

PART I

Item 1. Business.

Cautionary Note Regarding Forward-looking Statements

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

These risks and uncertainties include but are not limited to:

●	our limited operating history;
●	our history of operating losses;
●	our ability to raise additional capital to meet our financial commitments and objectives;
●	our ability to compete in the solar power industry;
●	our ability to sell solar power systems;
●	our ability to arrange financing for our customers;
●	government incentive programs related to solar energy;
●	our ability to increase the size of our company and manage growth;
●	our ability to acquire and integrate other businesses;
●	disruptions to our business from protective tariffs on imported components, supply shortages and/or fluctuations in pricing;
●	disruptions to our supply chain due to the impact of COVID-19 (Coronavirus);
●	our ability or inability to attract and/or retain competent employees;
●	relationships with employees, consultants, customers, and suppliers; and
●	the concentration of our business in one industry in limited geographic areas.

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

We operate in one segment based upon our organizational structure and the way in which our operations are managed and evaluated. Approximately 74% of our 2020 revenue was from sales to the ACI and public works markets, and approximately 26% of our revenue was from sales to the residential market. Approximately 69% of our 2019 revenue was from sales to the ACI and public works markets, and approximately 31% of our revenue was from sales to the residential market.

At the Company’s Annual Meeting of Stockholders on August 7, 2019, the stockholders of the Company approved a reverse stock split of its issued and outstanding common stock at a ratio not less than 1-for-3 and not greater than 1-for-10. On August 29, 2019, the Company’s Board of Directors approved the reverse stock split at a ratio of 1-for-7 which went into effect at the open of trading on August 30, 2019. At the effective time of the reverse stock split, every seven shares of issued and outstanding common stock were converted into one share of issued and outstanding common stock. The authorized shares of 200,000,000 and the par value of $0.001 remained the same. All shares and related financial information in this Annual Report on Form 10-K is retroactively stated to reflect this 1-for-7 reverse stock split.

At the Company’s Annual Meeting of Stockholders on August 26, 2020, the stockholders of the Company approved an amendment to the Company’s Certificate of Incorporation to reduce the amount of shares of authorized common stock to 50,000,000. On September 18, 2020, a Certificate of Amendment of the Certificate of Incorporation was filed with the Secretary of State of the State of Delaware reducing the number of shares of our authorized common stock to 50,000,000. The par value of $0.001 remained unchanged.

Strategy

Our strategy for growth is focused on organic growth through continued expansion in California augmented by growth in other U.S. geographies. We believe that the competitors in the solar industry will consolidate and that we will be able to enhance our growth and scale through accretive acquisitions. With scalable administrative and operational infrastructure, we believe our current approach for organic growth will lead to profitability and positive cash generation. We anticipate taking advantage of the growth in the solar market as well as gaining market share relative to competitors. Additionally, we continue to evaluate various synergistic acquisitions.

In our residential business, we are expanding our marketing and internal methods of acquiring customers, which includes collaborating with select third party residential sales companies. We believe that the scarce resource in the residential solar industry is quality, economic installations in which customers can trust. We provide outstanding operations and customer support, as well as a competitive product warranty, which drives demand for our branded installations. We believe this allows us and our sales partners, knowing that they are backed by reliable installation and operations, to sell with confidence.

Company Operations

Employees

At December 31, 2019 we had 178 full-time employees. In response to the economic downturn, and the impact of COVID-19 on our business, we reduced our headcount. As of March 30, 2020, we employed approximately 98 full-time employees, 27 part-time employees and 37 employees on temporary layoff. A large percentage of the reductions in work force were intended to be temporary but became permanent as the impact of COVID-19 continued. As of December 31, 2020, we employed approximately 122 full-time employees with 38 of those employees on temporary layoff, medical, family or disability leave plus two part-time employees. We also utilize outside subcontractors to assist with installing solar systems for our commercial and residential customers. Our direct installation labor is a combination of employees and contract labor.

Sales and Marketing

As of December 31, 2020, we had approximately 16 employees primarily focused on sales, sales support and marketing in California, Massachusetts, and Oregon.

We are adding to our in-house direct residential sales force and marketing capabilities while we continue to work with select third-party sales originators. Reducing our residential customer acquisition costs and managing the customer experience throughout the process of sales and installation is part of our goal to reduce our reliance on third-party sales originators. Minimizing the fixed costs and financial risk of maintaining our own direct residential sales force is a priority while improving the entire customer experience.

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

Suppliers

We purchase solar panels, inverters, batteries and materials directly from multiple manufacturers and through distributors. We intend to further coordinate purchases and optimize supply relationships to realize the advantages of greater scale.

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

We also utilize strategic partnerships with subcontractors for electrical installations, for racking and solar panel installations, as well as numerous subcontractors for grading, landscaping, and construction for our larger ACI and public works projects.

Installation

We are a licensed contractor in the markets we serve, and we are responsible for every customer installation. We manage the entire process from permitting through inspection to interconnection to the power grid, thereby making the system installation process simpler and as seamless as possible for our customers. Controlling every aspect of the installation process allows us to minimize costs, ensure quality and deliver high levels of customer satisfaction.

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

After-Sales Support

It is our intent to provide continuing operational and maintenance services for our installed residential and commercial PV systems. We provide extended factory equipment technical support and act as a service liaison using our proprietary knowledge, technology, and solar electric energy engineering staff. We do this through a Limited Workmanship Warranty and Operations and Maintenance Program, which among other things provides a service and technical support line to our customers. We generally respond to our job site related issues within 24 hours and we strive to offer assistance as long as required to maintain customer satisfaction. Our price to customers includes this warranty, which includes the pass through of various manufacturers’ warranties.

Facilities

We maintain sales and installation offices in Roseville, Rocklin, Durham, Campbell (San Jose), Tulare, and Riverside, California. We lease all our offices and facilities.

Customers

The majority of our revenue comes from installations in California with a smaller amount in Nevada, Massachusetts, Oregon, Hawaii and New Jersey. Approximately 74% of our revenue in 2020 was in the ACI and public works markets, up from 69% in 2019. Approximately 26% of revenue was generated by residential installations, down from 31% in 2019. We expect that these percentages will vary from year to year.

We install systems for the ACI market and for public works projects. We define small commercial and public works projects as the installation of systems under 100kW, whereas large projects involve the installation of systems greater than 100kW. Solar projects have received limited financing from traditional lending sources, but we are encouraged by municipal PACE programs in California which have drawn funding sources such as Ygrene Energy Fund into the financing of energy projects. Public works projects are frequently financed through various PPA arrangements, often in conjunction with SPURR (School Project for Utility Rate Reduction) programs, a Joint Powers Authority in California. Cycle times vary from twenty weeks to more than a year, which is a common cycle for commercial and public works projects. Larger projects typically have a longer cycle time than smaller projects. Agricultural system sizes vary significantly within this sector and can range from 10kW to multiple megawatts. Agricultural loans to farmers and tax-oriented leases are the primary funding sources within the industry. Similar to commercial installations, cycle times for agricultural projects may commonly range from a few months to more than three years depending upon the authority having jurisdiction, the existing utility infrastructure and the various approvals required.

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

The Federal government offered a 30% Investment Tax Credit in 2019. The ITC is currently 26% under Section 48(a) of the Internal Revenue Code, for the installation of certain solar power facilities until December 31, 2022, after which it will fall to 22% in 2023 and 10% in 2024 and 10% for commercial credit thereafter.

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

Our principal executive offices are located at 2270 Douglas Blvd., Suite 216, Roseville, CA 95661 and our telephone number is (916) 409-6900. Our web site address is www.sunworksusa.com. Information contained in or accessible through our website does not constitute part of this Annual Report on Form 10-K.

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

Recent Developments

On January 27, 2021, the Company filed a Registration Statement on Form S-3 (File No. 333-252475) (the “Registration Statement”), with the Securities and Exchange Commission (the “SEC”). The Registration Statement allows the Company to offer and sell, from time to time in one or more offerings, any combination of common stock, preferred stock, warrants, or units having an aggregate initial offering price not to exceed $100 million. The Registration Statement was declared effective by the SEC on February 3, 2021.

On February 10, 2021, the Company entered into a Sales Agreement (the “Roth Sales Agreement”) with Roth Capital Partners, LLC (the “Agent RCP”), pursuant to which the Company could offer and sell from time to time, through the Agent RCP, shares of the Company’s common stock, par value $0.001 per share, registered under the Securities Act of 1933 (as amended, the “Securities Act”), pursuant to the Registration Statement filed on Form S-3. The base prospectus is contained within the Registration Statement.

Sales of shares pursuant to the Roth Sales Agreement are deemed to be “at the market offerings” (“ATM”) as defined in Rule 415 promulgated under the Securities Act. The Agent RCP has agreed to act as sales agent and use commercially reasonable efforts to sell on the Company’s behalf all of the shares requested to be sold by the Company, consistent with its normal trading and sales practices, on mutually agreed terms between the Agent RCP and the Company.

3,212,486 shares of common stock (the “Fourth Placement Shares” were sold under the Roth Sales Agreement between February 11, 2021 and February 23, 2021, pursuant to a prospectus supplement that was filed with the SEC on February 10, 2021. Total gross proceeds for the Fourth Placement Shares were $49,937,000 or $15.54 per share. Net proceeds, less issuance, costs were $48,937,000 or $15.23 per share.

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

We had an accumulated deficit of $88,635,000 and $72,696,000 as of December 31, 2020 and December 31, 2019, respectively. We incurred annual operating losses from our inception. We anticipate becoming profitable as we reduce our costs and increase our installation revenues. However, there can be no assurances that these actions will result in sustained profitability. We are subject to all the risks incidental to the sales, development and costs of construction of new solar energy revenues, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business.

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

Our inability to raise capital when needed could harm our ability to grow our operations substantially, and could cause our stock price to decline.

Risks Related to Our Business and Industry

Our results of operations have been and will continue to be adversely impacted by the COVID-19 Pandemic, and the duration and extent to which it will impact our results of operations remains uncertain.

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

Even after the COVID-19 pandemic has subsided, we may continue to experience adverse impacts to our business as a result of any economic instability that has occurred or may occur in the future. Any of these events could amplify the other risks and uncertainties described in this Annual Report on Form 10-K and could materially adversely affect our business, operations, financial condition, results of operations, cash flows or stock price.

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

As of December 31, 2020, a vast majority of our total installations were in California and Nevada. We expect our near-term future growth to occur in California, Oregon, Massachusetts, Nevada, New Jersey and New York, and to further expand our customer base and operational infrastructure. Accordingly, our business and results of operations are particularly susceptible to adverse economic, regulatory, political, weather and other conditions in such markets and in other markets that may become similarly concentrated.

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

If we are unable to retain and recruit qualified technicians and advisors, or if our board of directors, key executives, key employees or consultants discontinue their employment or consulting relationship with us, it may delay our development efforts or otherwise harm our business.

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

In addition, we have reduced our workforce significantly from 178 full-time employees as of December 31, 2019 to 162 employees as of March 30, 2020, of which 98 were full-time, 37 are on temporary layoff and another 27 were part-time and implemented other cost saving measures. As of December 31, 2020 we had 122 full-time employees of which 38 were on temporary layoff, medical, disability or family leaves in additional to two part-time employees. These actions could lead to disruptions in our business, reduced employee morale and productivity, increased attrition, and problems with retaining existing and recruiting future employees.

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

At December 31, 2020 we had goodwill totaling approximately $5.5 million associated with prior acquisitions. We will be required to continue to evaluate this goodwill for impairment based on the fair value of the operating business units to which this goodwill relates, at least once a year. This estimated fair value could change if we are unable to achieve operating results at the levels that have been forecasted, the market valuation of those business units decreases based on transactions involving similar companies, or there is a permanent, negative change in the market demand for the services offered by the business units. These changes could result in further impairment of the existing goodwill balance that could require a material non-cash charge to our results of operations.

In the year ended December 31, 2020 we had a goodwill impairment charge of $4.0 million.

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

Approximately 26% of our business focuses on contracts and transactions with residential customers. We must comply with numerous federal, state, and local laws and regulations that govern matters relating to our interactions with residential consumers, including those pertaining to privacy and data security, consumer financial and credit transactions, home improvement contracts, warranties, and door-to-door solicitation. These laws and regulations are dynamic and subject to potentially differing interpretations, and various federal, state and local legislative and regulatory bodies may expand current laws or regulations, or enact new laws and regulations, regarding these matters. Changes in these laws or regulations or their interpretation could dramatically affect how we do business, acquire customers, and manage and use information we collect from and about current and prospective customers and the costs associated therewith. We strive to comply with all applicable laws and regulations relating to our interactions with residential customers. It is possible, however, that these requirements may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. Our non-compliance with any such law or regulations could also expose the company to claims, proceedings, litigation and investigations by private parties and regulatory authorities, as well as substantial fines and negative publicity, each of which may materially and adversely affect our business. We have incurred, and will continue to incur, significant expenses to comply with such laws and regulations, and increased regulation of matters relating to our interactions with residential consumers could require us to modify our operations and incur significant additional expenses, which could have an adverse effect on our business, financial condition and results of operations.

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

The market prices for securities of solar and energy companies have historically been highly volatile, and the market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. The price at which our common stock has traded in the recent year has fluctuated greatly. In addition, the market price of our common stock may continue to fluctuate significantly in response to numerous factors, some of which are beyond our control, such as:

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

Pursuant to various agreements (“ATM Agreements”) with the sales agents (each, an “Agent”), Sunworks has periodically sold shares of common stock (the “Placement Shares”) through an Agent. Sales of the Placement Shares pursuant to ATM Agreements, were deemed to be “at the market offerings” as defined in Rule 415 promulgated under the Securities Act. The Agent acted as sales agent and used commercially reasonable efforts to sell on Sunworks’ behalf all of the Placement Shares requested to be sold by Sunworks, consistent with its normal trading and sales practices, on mutually agreed terms between the Agent and Sunworks. During 2019 Sunworks sold 2,920,968 shares under an ATM Agreement, with net proceeds for the shares of $6,694,000. In 2020 we sold 17,009,685 shares, with net proceeds of $41,406,000. In 2021 to date we have sold 3,212,486 shares with gross proceeds of $49,937,000.

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

If we fail to comply with continued minimum closing bid requirements or other requirements for continued listing, our common stock may be delisted and the price of our common stock and our ability to access the capital markets could be negatively impacted. A delisting of our common stock from The NASDAQ Capital Market could materially reduce the liquidity of our common stock and result in a corresponding material reduction in the price of our common stock. In addition, delisting could harm our ability to raise capital through alternative financing sources on terms acceptable to us, or at all, and may result in the potential loss of confidence by investors, employees and fewer business development opportunities.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Sunworks United leased 2,846 square feet of retail space in Rocklin, California, at a monthly lease rate of $9,609. The lease expired in January 2021.

Sunworks United leases 5,304 square feet of office space in Rocklin, California, at a monthly lease rate of $6,100. The lease expires in May 2021. Sunworks is the sublessor through May 2021. Sublessee makes monthly payments at a rate of $5,834 per month.

Sunworks United leases approximately 3,665 square feet of mixed-use space consisting of office and warehouse facilities in Riverside, California, at a monthly lease rate of $3,835. The lease expires in July 2021.

Sunworks Inc. leases 15,600 square feet of mixed-use space consisting of office and warehouse facilities from an entity controlled by the former sole shareholder of Plan B Enterprises, Inc. and current Sunworks executive in Durham, California, at a monthly lease rate of $9,000. The lease is month-to-month.

Sunworks United leases 5,000 square feet of mixed-use space consisting of office and warehouse facilities in Tulare, California at monthly lease rate of $4,783. The lease expires in July 2021.

Sunworks United leases 3,560 square feet of mixed-use space consisting of office and warehouse facilities in Campbell (San Jose), California at monthly lease rate of $4,905. The lease expires in January 2022.

All of these properties are adequate for our current needs and we expect that we can extend our leases on these properties, or replace them with similar space, at approximately the same cost.

Item 3. Legal Proceedings.

We are not currently a party to any legal proceedings, not covered by insurance, that individually or in the aggregate, are deemed to be material to our financial condition or results of operations (see Note 14 to the consolidated financial statements).

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

Holders of Common Stock.

On March 18, 2021, we had 83 registered holders of record of our common stock.

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

We currently operate in one segment based upon our organizational structure and the way in which our operations are managed and evaluated. Approximately 74% of our 2020 revenue was from sales to the ACI and public works markets and approximately 26% of our revenue was from sales to the residential market. Approximately 69% of our 2019 revenue was from sales to the ACI and public works markets and approximately 31% of our revenue was from sales to the residential market.

During the second half of 2020 Sunworks entered into an Agreement and Plan of Merger among The Peck Company Holdings, Inc., Peck Mercury, Inc. and Sunworks (the “Merger Agreement”). Significant management time and expense was spent in negotiating, documenting and preparing proxy materials for the special meeting of shareholders (“the Special Meeting”) scheduled for November 12, 2020. In addition to significant management time and effort spent in preparing for the shareholder vote, substantial legal, accounting and consulting costs were incurred.

Due to the failure to obtain a quorum at the Special Meeting, the Special Meeting was convened, but no matters were submitted to a vote of the Company’s shareholders. As a result, the proposal to adopt the Merger Agreement did not receive the affirmative vote of the holders of a majority of the shares of the Company’s common stock. The Merger Agreement was therefore not approved by the Company’s shareholders.

As a result of the failure to receive shareholder approval, the Merger Agreement was terminated and the merger contemplated thereby was abandoned.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to impairment of property, plant and equipment, goodwill, deferred tax assets, costs to complete projects, and fair value computation using the Black Scholes option pricing model. We base our estimates on historical experience and on various other assumptions, such as the trading value of our common stock and estimated future undiscounted cash flows, that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions; however, we believe that our estimates, including those for the above-described items, are reasonable.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include estimates used to review the Company’s goodwill, impairments and estimations of long-lived assets, revenue recognition on construction contracts recognized over time, allowances for uncollectible accounts, operating lease right-of-use assets and liabilities, warranty reserves, inventory valuation, valuations of non-cash capital stock issuances and the valuation allowance on deferred tax assets. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable in the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Revisions in cost and profit estimates during the course of the contract are reflected in the accounting period in which the facts which require the revision become known. We use an input method based on costs incurred as we believe that this method most accurately reflects our progress toward satisfaction of the performance obligation. Under this method, revenue arising from fixed-price construction contracts is recognized as work is performed based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligations. Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions, and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined.

Contract assets represent revenues recognized in excess of amounts invoiced to customers on contracts in progress. Contract liabilities represent amounts invoiced to customers in excess of revenues recognized on contracts in progress.

Goodwill

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

The Company retains a valuation consulting firm to test for goodwill impairment in the fourth quarter of each year and whenever events or circumstances indicate that the carrying amount of an asset exceeds its fair value and may not be recoverable. In accordance with the Company’s policies, the Company performed a quantitative assessment of goodwill at December 31, 2019, and no impairment was found. As a result of the events and circumstances resulting from the COVID-19 pandemic, the Company’s outlook for revenue, profitability and cash flow had deteriorated. Therefore, the Company performed another quantitative assessment of goodwill at March 31, 2020, where it was determined that the carrying value of goodwill exceeded its fair value at March 31, 2020. As a result, the Company recorded an impairment of $4,000. The Company performed another quantitative assessment of goodwill at December 31, 2020 and no additional impairment was found.

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

Accounts Receivable

Accounts receivables are recorded on contracts for amounts currently due based upon progress billings, as well as retention, which are collectible upon completion of the contracts. Retention receivable is the amount withheld by a customer until a contract is completed. Retention receivables of $392 and $1,027 were included in the balance of trade accounts receivable as of December 31, 2020, and 2019, respectively.

The Company performs ongoing credit evaluation of its customers. Management monitors outstanding receivables based on factors surrounding the credit risk of specific customers, historical trends, age of receivables and other information, and records bad debts using the allowance method. Accounts receivable are presented net of an allowance for doubtful accounts of $253 at December 31, 2020, and $350 at December 31, 2019. During the year ended December 31, 2020, $710 was recorded as bad debt expense compared to $111 in 2019.

Inventory

Inventory is valued at lower of cost or net realizable value determined by the first-in, first-out method. Inventory primarily consists of panels, inverters, batteries and mounting racks and other materials. The Company reviews the cost of inventories against their estimated net realizable value and records write-downs if any inventories have costs in excess of their net realizable values. Inventory is presented net of an allowance of $309 at December 31, 2020 and $50 at December 31, 2019.

Warranty Liability

The Company establishes warranty liability reserves to provide for estimated future expenses as a result of installation, product and performance defects, product recalls and litigation incidental to the Company’s business. Liability estimates are determined based on management’s judgment, considering such factors as historical experience, the likely current cost of corrective action, manufacturers’ and subcontractors’ participation in sharing the cost of corrective action, and consultations with third party experts such as engineers. Solar panel manufacturers currently provide substantial warranties of between ten to twenty five years with full reimbursement to replace and install replacement panels. Inverter manufacturers currently provide warranties covering ten to fifteen years including replacement and installation. The warranty liability for estimated future warranty costs at December 31, 2020 and 2019 is $1,131 and $441, respectively.

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

Impact of COVID-19

In March 2020, the COVID-19 pandemic spread globally, including to the United States, which resulted in significant governmental measures being implemented to control the spread of the virus, including quarantines, travel restrictions and business shutdowns. Although we could not predict the scope and severity of COVID-19, these developments and measures adversely affected our business and our results of operation and financial condition, particularly with respect to operations and our ability to complete ongoing installations in a timely manner. COVID-19 also caused a decline in demand of our products and services.

In response to the economic downturn, and the uncertain impact of COVID-19 on our business, we implemented proactive steps to try and protect our business, including but not limited to: as of March 30, 2020, terminating or temporarily laying off 59 employees, representing a 33% reduction from the beginning of the year headcount, reducing an additional 23 employees to part time, and temporarily eliminating salaries for members of our board of directors and our Chief Executive Officer and reducing other management individual’s salaries by at least 50%.

We applied for and received a Payroll Protection Program loan of $2,846 for which we have applied for 100 percent forgiveness. Full-time employee headcount has returned slowly over the remainder of 2020 as installation activity required additional labor. We had 84 active full-time and two part-time employees with another 38 employees on temporary layoff or other leaves of absence as of December 31, 2020.

We instituted remote working for employees and procedures for social distancing and sanitation within offices and among construction teams. Employees were trained in preventative measures. Internal communication procedures were created to provide information regarding possible exposures, isolation procedures, testing and return to work standards for employees and their households.

The extent to which COVID-19 continues to impact our business, operations or financial results depends on future developments, which are uncertain and cannot be predicted with confidence, such as the duration of the outbreak, new variations of the virus that may emerge or the nature or effectiveness of actions to contain COVID-19 or treat its impact, among others. We cannot presently predict the scope and severity of any potential business shutdowns or disruptions.

Results of Operations for the Years Ended December 31, 2020 and 2019

REVENUE AND COST OF REVENUES

For the year ended December 31, 2020, revenue declined 36.6% to $37,913 compared to $59,830 for the year ended December 31, 2019. Revenue decreased for ACI by $10,169 or 35.1% compared to the prior year. The revenue decrease for Public Works was $2,671 or 22.0% compared to the prior year. The revenue decrease for Residential installations was $9,077 or 48.4% compared to 2019. The governmental response to COVID-19 had its greatest impact on residential revenue by limiting customer interaction and slowing the sales process. Closure and reconfiguration of offices for the authorities having jurisdictional approval responsibilities slowed plan reviews, approvals and construction permitting. As our primary third-party sales generator’s sales continued to decline during 2020, Sunworks is reducing its reliance on third-party sales generators and bringing in its own in-house residential sales team to better manage the sales process and customer expectations.

We have also combined our Northern California ACI leadership and operations, thus improving the utilization of construction resources and talent. Combining leadership and oversight of operations in Northern California and having completed older less profitable and problematic projects in 2019 has contributed to the decrease in cost of goods sold as a percentage of revenue to 86.1% for the year 2020 from 88.9% in the prior year. This reduction in cost of goods sold as a percentage of revenue between years was achieved in spite of 36.6% lower revenue and an incremental $749 accrual for warranty-related costs and settlements.

Approximately 74% of our 2020 revenue was from installations for the ACI and public works markets and approximately 26% was from residential system installations. Larger ACI projects take longer to sell, design, engineer, permit and construct than residential projects. Some current projects may take more than a year to complete from the time that the sales agreement is signed, and revenue is fully recognized with the installation and receipt of final inspection documents.

Gross profit for the year ended December 31, 2020 was $5,268 or 13.9% of revenue compared to $6,663 or 11.1% of revenue for the year ended December 31, 2019.

Gross margin in 2020 was lower than the prior year due to the reduction in revenue for all three business groups, ACI, Public Works and Residential. Compared to 2019, the gross margin percentage improved as redundant overheads were eliminated, there was less rework in engineering design and permits, and more efficient construction activities with fewer jobs performed compared to the prior year.

SELLING AND MARKETING EXPENSES

Selling and marketing (“S&M”) expenses for the year ended December 31, 2020 were $2,903 compared to $2,992 for the year ended December 31, 2019. The 3.0% decline in S&M expenses was primarily due to decreases in employee headcount and related costs, commissions, and media advertising expenses on lower revenue compared to the prior year. As a percentage of revenues S&M expenses increased to 7.7% of revenue in 2020 compared to 5.0% in 2019 on 36.6% lower revenue.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative (“G&A”) expenses for the year ended December 31, 2020 were $13,116 compared to $11,222 for the year ended December 31, 2019. As a percentage of revenue, G&A expenses increased to 34.6% of revenue in 2020 compared to 18.8% in 2019. In total dollars, G&A expense increased primarily due to non-recurring incremental legal and transaction related costs of $2,159 related to the proposed merger’s failure to obtain a quorum to receive shareholder approval, $710 in bad debt expense, executive recruiting fees, and increases in Delaware franchise taxes, and sales tax liability accruals.

Operating expenses are expected to be significantly lower in 2021 without the non-recurring charges and continuing efforts to optimize G&A expenses.

GOODWILL IMPAIRMENT

Goodwill impairment recorded for the years ended December 31, 2020 and 2019 was $4,000 and $0, respectively. The Company retained a valuation consultant to perform quantitative assessments of goodwill at December 31, 2020, March 31, 2020 and December 31, 2019. At December 31, 2020, the Company determined that the carrying amount of goodwill did not exceed its fair value and, as a result, no impairment was recorded. At March 31, 2020, primarily as a result of the events and circumstances resulting from the COVID-19 pandemic, our outlook for revenue, profitability and cash flow deteriorated. Therefore, we performed a quantitative assessment of goodwill at March 31, 2020. It was determined that the carrying value of goodwill exceeded its fair value at March 31, 2020 and we recorded an impairment of $4,000 during the first quarter of 2020. At December 31, 2019 the quantitative assessment showed that the carrying amount of goodwill did not exceed its fair value and as a result, no impairment was recorded.

STOCK BASED COMPENSATION EXPENSES

During the year ended December 31, 2020, we incurred approximately $147 in non-cash stock compensation costs associated with Restricted Stock Grant Agreements and stock options compared to $434 during the year ended December 31, 2019. The reduction in expense is partially the result of the cessation of any stock-based compensation expense for a restricted stock grant agreement (the “March 2017 RSGA”) effective March 29, 2017 that expired March 29, 2020.

For the years ended December 31, 2020 and 2019, stock-based compensation of $63 and $250, respectively, is for the March 2017 RSGA grant to our former CEO.

Stock-based compensation, excluding restricted stock grant agreements, related to employee and director options totaled $84 and $184 for the years ended December 31, 2020 and 2019, respectively.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expense for the year ended December 31, 2020 was $337 compared to $353 for the year ended December 31, 2019. Depreciation and amortization expense decreased primarily due to certain equipment becoming fully depreciated.

OTHER INCOME/(EXPENSES)

Other income/(expenses) decreased for the year ended December 31, 2020 to $(704) compared to $(848) for the year ended December 31, 2019. Interest expense for the year ended December 31, 2020 decreased to $714 from $863 for year ended December 31, 2019. Approximately $653 and $780 of the interest expense for the years ended December 2020 and 2019, respectively, was from the Promissory Note Payable entered into in April 2018. The January 2020 prepayment of $1,500 in principal resulted in lower interest expense for the year. The Promissory Note Payable was completely paid off in December 2020.

NET LOSS

The Company had a consolidated net loss of $15,939, including the $4,000 goodwill impairment expense, for the year ended December 31, 2020 compared to a net loss of $9,186 for the year ended December 31, 2019.

Liquidity and Capital Resources

We had $38,991 in cash at December 31, 2020, as compared to $3,154 at December 31, 2019. We believe that the aggregate of our existing cash and cash equivalents along with net proceeds raised in February 2021 from sales of our common stock of $48,937, is sufficient to meet our operating cash requirements and strategic objectives for growth for at least the next year. To satisfy our capital requirements, including acquisitions and ongoing future operations, we may seek to raise additional financing through debt and equity financings.

On January 27, 2021, the Company filed a Registration Statement on Form S-3 (File No. 333-252475) (the “Registration Statement”), with the SEC. The Registration Statement allows the Company to offer and sell, from time to time in one or more offerings, any combination of common stock, preferred stock, warrants, or units having an aggregate initial offering price not to exceed $100 million. The Registration Statement was declared effective by the SEC on February 3, 2021. Approximately $50 million of the $100 million total is available for future offerings pursuant to the Registration Statement.

As of December 31, 2020, our working capital surplus was $30,890 compared to a working capital surplus of $1,460 at December 31, 2019.

During the year ended December 31, 2020, we used $4,337 of cash in operating activities compared to $6,456 used in operating activities for the prior year ended December 31, 2019. The cash used in operating activities was primarily the result of the current year net loss combined with changes in working capital accounts.

Net cash used by investing activities was $26 in the year ended December 31, 2020 compared to $11 provided by investing activities in the year ended December 31, 2019. The cash used in investing activities was for the purchase of equipment.

Net cash provided by financing activities during the year ended December 31, 2020 was $40,163. This is due to net proceeds of $41,406 received from the At the Market offerings, proceeds from a Paycheck Protection Loan of $2,847 partially offset by the repayment of the $3,750 promissory note payable and principal payments on acquisition and equipment debt totaling $340. Cash provided by financing activities during the year ended December 31, 2019 was $5,909. The cash was primarily used to provide financial flexibility and to pay principal payments on existing debt. Since January 1, 2021 until February 23, 2021, we sold an additional 3,212,486 Placement Shares resulting in additional net proceeds of approximately $48,937.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity, or capital expenditures.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data.

SUNWORKS, INC.

FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Sunworks, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Sunworks, Inc. (the “Company”) as of December 31, 2020, the related consolidated statements of operations, shareholders’ equity and cash flows for the year ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the year ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue Recognition – Estimated Costs to Complete Long-Term Contracts

Critical Audit Matter Description

As described in Notes 2 and 3 to the consolidated financial statements, the Company recognizes revenue over time on certain long-term contracts that are completed within eighteen to thirty-six months, as the Company’s performance creates or enhances an energy generation asset controlled by the customer. The Company uses an input method based on costs incurred (generally excluding costs of materials or equipment) as management believes that this method most accurately reflects progress toward satisfaction of the performance obligation. Under this method, revenue arising from fixed-price construction contracts is recognized as work is performed based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligations. Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions, and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined.

We identified estimated costs to complete long-term contracts as a critical audit matter. The determination of the total estimated cost and progress toward completion requires management to make significant estimates and assumptions. Changes in these estimates can have a significant impact on the revenue recognized each period. Auditing these estimates involved especially challenging auditor judgment in evaluating the reasonableness of management’s assumptions and estimates over the duration of these contracts due to the lack of objectively verifiable evidence used in the estimation process. As a result, there is a high degree of auditor judgment involved in performing procedures on the Company’s estimates.

How the Critical Audit Matter Was Addressed in the Audit

The primary procedures we performed to address this critical audit matter included, among others, performing job site visits for a sample of open projects at the end of the year. In addition, we assessed the reasonableness of project revenues and cost forecasts by selecting a sample of open projects and: (i) obtaining and inspecting the related contract agreements, amendments and change orders to test the existence of customer arrangements and understand the scope and pricing of the related projects; (ii) performing inquiries of management and project personnel regarding facts and circumstances related to the estimates to complete for these projects; (iii) testing key components of the estimated costs to complete, including materials (as applicable), labor, and subcontractors costs and agreeing actual costs incurred to supporting documentation; and (iv) recalculating revenues recognized based on the project’s percentage of completion and management’s estimate of transaction price. In addition, we performed certain retrospective review procedures to assess management’s historical ability to accurately estimate the transaction price and costs to complete contracts.

/s/ KMJ Corbin & Company LLP

We have served as the Company’s auditor since 2020.

Irvine, California

March 26, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Sunworks, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Sunworks, Inc., (the “Company”) as of December 31, 2019, the related consolidated statement of operations, shareholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting in accordance with the standards of the PCAOB. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion in accordance with the standards of the PCAOB.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ LIGGETT & WEBB, P.A.

We have served as the Company’s auditor since 2014.

New York, NY
March 30, 2020

SUNWORKS, INC.

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2020 AND 2019

(in thousands, except share and per share data)

	December 31, 2020	December 31, 2019
Assets
Current Assets:
Cash and cash equivalents	$38,991	$3,154
Restricted cash	348	385
Accounts receivable, net	2,890	7,606
Inventory	1,179	2,970
Contract assets	2,397	4,864
Other current assets	137	275
Total Current Assets	45,942	19,254
Property and equipment, net	198	511
Operating lease right-of-use asset	694	1,505
Deposits	47	69
Goodwill	5,464	9,464
Total Assets	$52,345	$30,803

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable and accrued liabilities	$7,356	$11,221
Contract liabilities	5,961	4,616
Customer deposits	299	753
Operating lease liability, current portion	649	864
Paycheck Protection Program loan payable, current portion	787	-
Loan payable	-	88
Acquisition convertible promissory note	-	252
Total Current Liabilities	15,052	17,794

Long-Term Liabilities:
Operating lease liability, net of current portion	45	641
Paycheck Protection Program loan payable, net of current portion	2,060	-
Promissory note payable, net	-	3,484
Warranty liability	1,131	441
Total Long-Term Liabilities	3,236	4,566
Total Liabilities	18,288	22,360

Commitments and Contingencies (Note 14)

Shareholders’ Equity
Preferred stock Series B, $0.001 par value; 5,000,000 authorized shares; no shares issued and outstanding	-	-
Common stock, $0.001 par value; 50,000,000 authorized shares; 23,835,258 and 6,805,697 issued and outstanding at December 31, 2020 and 2019, respectively	24	7
Additional paid-in capital	122,668	81,132
Accumulated deficit	(88,635)	(72,696)
Total Shareholders’ Equity	34,057	8,443
Total Liabilities and Shareholders’ Equity	$52,345	$30,803

The accompanying notes are an integral part of these consolidated financial statements.

SUNWORKS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

(thousands, except share and per share data)

	2020	2019
Revenue, net	$37,913	$59,830

Cost of Goods Sold	32,645	53,167

Gross Profit	5,268	6,663

Operating Expense
Selling and marketing	2,903	2,992
General and administrative	13,116	11,222
Goodwill impairment	4,000	-
Stock-based compensation	147	434
Depreciation and amortization	337	353

Total Operating Expense	20,503	15,001

Operating Loss	(15,235)	(8,338)

Other (Expense) Income
Other income (expense), net	10	15
Interest expense	(714)	(863)

Total Other Expense, net	(704)	(848)

Loss Before Income Taxes	(15,939)	(9,186)

Income Tax Expense	-	-

Net Loss	(15,939)	(9,186)

Deemed dividend on repricing of warrants (2019 revised)	(60)	(1,430)

Net Loss available to common shareholders	$(15,999)	$(10,616)

Net Loss per common share, basic and diluted	$(1.03)	$(2.39)

Weighted average common shares outstanding, basic and diluted	15,600,455	4,447,648

The accompanying notes are an integral part of these consolidated financial statements.

SUNWORKS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

(in thousands, except share and per share data)

			Additional
	Common stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2018	3,730,110	$4	$73,502	$(63,510)	$9,996
Issuance of common stock under terms of restricted stock grants	23,809	-	250	-	250
Issuance of common stock for conversion of promissory notes, plus accrued interest	68,082	-	161	-	161
Issuance of common stock as fees paid for the extension of maturity date of debt	57,143	-	344	-	344
Sales of common stock pursuant to S-3 registration statement	2,920,968	3	6,691	-	6,694
Stock-based compensation	-	-	184	-	184
Rounding shares due to reverse split	5,585	-	-	-	-
Net loss for the year ended December 31, 2019	-	-	-	(9,186)	(9,186)
Balance at December 31, 2019	6,805,697	7	81,132	(72,696)	8,443
Issuance of common stock under terms of restricted stock grants	5,952	-	63	-	63
Issuance of common stock for cashless exercise of options	13,924	-	-	-	-
Sales of common stock pursuant to S-3 registration statement, net	17,009,685	17	41,389	-	41,406
Stock-based compensation	-	-	84	-	84
Net loss for the year ended December 31, 2020	-	-	-	(15,939)	(15,939)
Balance at December 31, 2020	23,835,258	$24	$122,668	$(88,635)	$34,057

The accompanying notes are an integral part of these consolidated financial statements.

SUNWORKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

(in thousands, except share and per share data)

	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(15,939)	$(9,186)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	337	353
Amortization of right-of-use asset	811	648
(Gain) loss on sale of equipment	2	(23)
Stock-based compensation	147	434
Goodwill impairment	4,000	-
Amortization of debt issuance costs	266	159
Bad debt expense	710	111
Changes in Operating Assets and Liabilities:
Accounts receivable	4,006	484
Inventory	1,791	263
Deposits and other current assets	160	(126)
Contract assets	2,467	1,289
Accounts payable and accrued liabilities	(3,865)	(576)
Contract liabilities	1,345	(453)
Customer deposits	(454)	695
Warranty liability	690	120
Operating lease liability	(811)	(648)
NET CASH USED IN OPERATING ACTIVITIES	(4,337)	(6,456)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(27)	(23)
Proceeds from sale of property and equipment	1	34
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(26)	11

CASH FLOWS FROM FINANCING ACTIVITIES:
Loans payable and acquisition convertible promissory note repayments	(340)	(785)
Promissory note payable repayment	(3,750)	-
Proceeds from Paycheck Protection Program loan payable	2,847	-
Proceeds from sales of common stock, net	41,406	6,694
NET CASH PROVIDED BY FINANCING ACTIVITIES	40,163	5,909

NET CHANGE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	35,800	(536)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, BEGINNING OF YEAR	3,539	4,075
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, END OF YEAR	$39,339	$3,539

Cash and cash equivalents	$38,991	$3,154
Restricted cash	348	385
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, END OF YEAR	$39,339	$3,539

CASH PAID FOR:
Interest	$840	$477
Franchise and corporate excise taxes	$243	$-

SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS
Issuance of common stock upon conversion of debt	$-	$161
Operating right-of-use asset and operating lease liability upon adoption of ASU 2016-02, Leases (Topic 842)	$-	$2,153
Issuance of common stock for fees paid for the extension of maturity date of debt	$-	$344

The accompanying notes are an integral part of these consolidated financial statements.

SUNWORKS, INC.

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

(dollars in thousands, except share and per share data)

1. ORGANIZATION AND LINE OF BUSINESS

Organization and Line of Business

Sunworks, Inc. (the “Company”) was originally incorporated in Delaware on January 30, 2002 as MachineTalker, Inc. In July 2010, the Company changed its name to Solar3D, Inc. On January 31, 2014, the Company acquired Solar United Network, Inc., a California corporation. On March 2, 2015, the Company acquired MD Energy. On December 1, 2015, the Company acquired Plan B through a merger of Plan B Enterprises, Inc. into its wholly owned subsidiary, Elite Solar Acquisition Sub., Inc. On March 1, 2016 the Company changed its name to Sunworks, Inc. with simultaneous NASDAQ stock symbol change from SLTD to SUNW.

The Company provides photovoltaic (“PV”) based power systems for the agricultural, commercial, industrial (“ACI”), public works, and residential markets in California, Nevada, Massachusetts, Oregon, New Jersey and Hawaii. The Company has direct sales and/or operations personnel in California, Nevada, Massachusetts, and Oregon. Through the Company’s operating subsidiaries, it designs, arranges financing, integrates, installs, and manages systems ranging in size from 2kW (kilowatt) for residential loads to multi-MW (megawatt) systems for larger ACI and public works projects. Commercial installations have included installations at office buildings, manufacturing plants, warehouses, churches, and agricultural facilities such as farms, wineries, and dairies. Public works installations have included school districts, local municipalities, federal facilities, state facilities and higher education institutions. The Company provides a full range of installation services to its solar energy customers including design, system engineering, procurement, permitting, construction, grid connection, warranty, system monitoring and maintenance.

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

At the Company’s Annual Meeting of Stockholders on August 26, 2020, the stockholders of the Company approved an amendment to the Company’s Certificate of Incorporation to reduce the amount of shares of authorized common stock to 50,000,000. On September 18, 2020, a Certificate of Amendment of the Certificate of Incorporation was filed with the Secretary of State of the State of Delaware reducing the number of shares of our authorized common stock to 50,000,000. The par value of $0.001 remained unchanged.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of Sunworks, Inc. is presented to assist in understanding the Company’s financial statements. These accounting policies conform to Generally Accepted Accounting Principles used in the United States (“GAAP”) and have been consistently applied in the preparation of the financial statements.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Sunworks, Inc., and its wholly owned operating subsidiaries, Sunworks United, MD Energy, and Plan B. All material intercompany transactions have been eliminated upon consolidation of these entities.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include estimates used to review the Company’s goodwill, impairments and estimations of long-lived assets, revenue recognition on construction contracts recognized over time, allowances for uncollectible accounts, operating lease right-of-use assets and liabilities, warranty reserves, inventory valuation, valuations of non-cash capital stock issuances and the valuation allowance on deferred tax assets. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable in the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Revisions in cost and profit estimates during the course of the contract are reflected in the accounting period in which the facts which require the revision become known. We use an input method based on costs incurred as we believe that this method most accurately reflects our progress toward satisfaction of the performance obligation. Under this method, revenue arising from fixed-price construction contracts is recognized as work is performed based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligations. Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions, and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined.

Contract assets represent revenues recognized in excess of amounts invoiced to customers on contracts in progress. Contract liabilities represent amounts invoiced to customers in excess of revenues recognized on contracts in progress.

Accounts Receivable

Accounts receivables are recorded on contracts for amounts currently due based upon progress billings, as well as retention, which are collectible upon completion of the contracts. Retention receivable is the amount withheld by a customer until a contract is completed. Retention receivables of $392 and $1,027 were included in the balance of trade accounts receivable as of December 31, 2020, and 2019, respectively.

The Company performs ongoing credit evaluation of its customers. Management monitors outstanding receivables based on factors surrounding the credit risk of specific customers, historical trends, age of receivables and other information, and records bad debts using the allowance method. Accounts receivable are presented net of an allowance for doubtful accounts of $253 at December 31, 2020, and $350 at December 31, 2019. During 2020, $710 was recorded as bad debt expense compared to $111 in 2019.

Customer Deposits

Customer deposits are recorded for funds remitted by the Company’s customers in advance worked performed and a progress billing milestone being completed.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Restricted Cash

The Company considers restricted cash to be cash balances that have legal and/or contractual restrictions imposed by a third party and are restricted as to withdrawal or use except for the specified purpose.

Concentration Risk

Cash includes amounts deposited in financial institutions in excess of insurable Federal Deposit Insurance Corporation (“FDIC”) limits. At times throughout the year, the Company may maintain cash balances in certain bank accounts in excess of FDIC limits. As of December 31, 2020 and 2019, the cash balance in excess of the FDIC limits was $38,981 and $3,405, respectively. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk in these accounts.

Inventory

Inventory is valued at lower of cost or net realizable value determined by the first-in, first-out method. Inventory primarily consists of panels, inverters, batteries and mounting racks and other materials. The Company reviews the cost of inventories against their estimated net realizable value and records write-downs if any inventories have costs in excess of their net realizable values. Inventory is presented net of an allowance of $309 at December 31, 2020 and $50 at December 31, 2019.

Property and Equipment

Property and equipment are stated at cost. Depreciation for property and equipment commences when it is put into service and are depreciated using the straight-line method over property and equipment’s estimated useful lives:

Machinery & equipment	3-7 Years
Office equipment & furniture	5-7 Years
Computers & software	3-5 Years
Vehicles & trailers	3-7 Years
Leasehold improvements	3-5 Years

Depreciation and amortization expense for the years ended December 31, 2020 and 2019 was $337 and $353, respectively.

Leases

The Company determines if an arrangement is a lease at inception. Operating lease right-of-use assets (“ROU assets”) and short-term and long-term lease liabilities are included on the face of the consolidated balance sheet. If the Company had finance lease ROU assets, such assets would be presented within other assets, and finance lease liabilities would be presented appropriately within liabilities.

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

Warranty Liability

The Company establishes warranty liability reserves to provide for estimated future expenses as a result of installation, product and performance defects, product recalls and litigation incidental to the Company’s business. Liability estimates are determined based on management’s judgment, considering such factors as historical experience, the likely current cost of corrective action, manufacturers’ and subcontractors’ participation in sharing the cost of corrective action, and consultations with third party experts such as engineers. Solar panel manufacturers currently provide substantial warranties of between ten to twenty-five years with full reimbursement to replace and install replacement panels. Inverter manufacturers currently provide warranties covering ten to fifteen years including replacement and installation. The warranty liability for estimated future warranty costs at December 31, 2020 and 2019 is $1,131 and $441, respectively.

Advertising and Marketing

The Company expenses advertising and marketing costs as incurred. Advertising and marketing costs may include printed material, billboards, sponsorships, direct mail, radio, telemarketing, tradeshow costs, magazine, and catalog advertisement. Advertising and marketing costs for the years ended December 31, 2020 and 2019 were $107 and $123, respectively.

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

A net loss causes all outstanding common stock options to be anti-dilutive. As a result, the basic and diluted losses per common share are the same for the year ended December 31, 2020 and 2019.

As of December 31, 2020, the potentially dilutive securities were excluded from the computations of weighted average shares outstanding including 88,441 stock options.

As of December 31, 2019, the potentially dilutive securities were excluded from the computations of weighted average shares outstanding including 143,623 stock options, 5,952 restricted stock grants, 428,143 warrants.

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

Goodwill

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

The Company retains a valuation consulting firm to test for goodwill impairment in the fourth quarter of each year and whenever events or circumstances indicate that the carrying amount of an asset exceeds its fair value and may not be recoverable. In accordance with the Company’s policies, the Company performed a quantitative assessment of goodwill at December 31, 2019 and no impairment was found. As a result of the events and circumstances resulting from the COVID-19 pandemic, the Company’s outlook for revenue, profitability and cash flow had deteriorated. Therefore, the Company performed another quantitative assessment of goodwill at March 31, 2020, where it was determined that the carrying value of goodwill exceeded its fair value at March 31, 2020. As a result, the Company recorded an impairment of $4,000. The Company performed another quantitative assessment of goodwill at December 31, 2020 and no additional impairment was found.

Fair Value of Financial Instruments

Disclosures about fair value of financial instruments, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of December 31, 2020, the amounts reported for cash, accrued interest and other expenses, and notes payable approximate the fair value because of their short maturities.

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

New Accounting Pronouncements

Adopted Accounting Pronouncements

In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment, which simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, U.S. GAAP requires the performance of procedures to determine the fair value at the impairment testing date of assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, the amendments under this ASU require the goodwill impairment test to be performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The ASU became effective for the Company on January 1, 2020 and was followed in the preparation of a quantitative assessment of goodwill at March 31, 2020, where it was determined that the carrying value of goodwill exceeded its fair value at March 31, 2020. As a result, we recorded an impairment of $4,000. The quantitative assessment performed at December 31, 2020 determined that there was no additional impairment.

Management reviewed currently issued pronouncements during the year ended December 31, 2020, and believes that any other recently issued, but not yet effective, accounting standards, if currently adopted, would not have a material effect on the accompanying consolidated financial statements.

Revision of 2019 Amounts Previously Reported

In the preparation of this Annual Report on Form 10-K for the year ended December 31, 2020, the Company determined that it had omitted to record a deemed dividend on the repricing of warrants it issued in 2015. The 2019 sales of common stock pursuant to an “at the market offering” triggered down round provisions associated with 428,143 warrants that resulted in an understatement of the net loss attributable to common shareholders and loss per share attributable to common shareholders for the year ended December 31, 2019. The warrants expired unexercised in March 2020 (see Note 12). The Company assessed the materiality of this misstatement in accordance with Staff Accounting Bulletin No. 108 – “Qualifying Misstatements” and concluded this error was not qualitatively material as there was no impact on the consolidated balance sheet, statement of shareholders’ equity, statement of cash flows and statement of operations other than the net loss available to common shareholders. As such, the correction of the error is only revised in the December 31, 2019 consolidated statement of operations presented herein.

The effect of this revision on the line items within the statement of operations for the year ended December 31, 2019 was as follows:

	For the Year Ended December 31, 2019
	As previously reported	Adjustment	As revised
Consolidated Statement of Operations
Net Loss	$(9,186)	$-	$(9,186)
Deemed dividend on repricing of warrants	$-	$(1,430)	$(1,430)
Net Loss available to common shareholders	$(9,186)	$(1,430)	$(10,616)
Net Loss per common share, basic and diluted	$(2.07)	$(0.32)	$(2.39)

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

The following table represents a disaggregation of revenue by customer type from contracts with customers for the years ended December 31, 2020 and 2019:

	Year Ended December 31,
	2020	2019
Agricultural, Commercial, and Industrial (ACI)	$18,771	$28,940
Public Works	9,457	12,128
Residential	9,685	18,762
Total	$37,913	$59,830

Contract assets represent revenues recognized in excess of amounts invoiced on contracts in progress. Contract liabilities represent billings in excess of revenues recognized on contracts in progress. At December 31, 2020 and 2019, the contract asset balances were $2,397 and $4,864, and the contract liability balances were $5,961 and $4,616, respectively. The Company recognized revenue of approximately $753 for 2020 related to customer deposits outstanding at the beginning of the year.

4. LEASES

The Company has operating leases for offices, warehouses, vehicles, and office equipment. The Company’s leases have remaining lease terms of 1 month to 3 years, some of which include options to extend (see Note 14).

The Company’s lease expense for the year ended December 31, 2020 was entirely comprised of operating leases and amounted to $1,016. Operating lease payments, which reduced operating cash flows for the year ended December 31, 2020 amounted to $1,016. The difference between the ROU asset amortization of $811 and the associated lease expense of $1,016 consists of interest, new vehicle lease and early terminated vehicles leases, facility lease rent concessions, office and office equipment leases originated during the year ended December 31, 2020.

	Year Ended December 31,
	2020	2019
Operating lease right-of-use assets	$694	$1,505

Operating lease liabilities—short term	649	864
Operating lease liabilities—long term	45	641
Total operating lease liabilities	$694	$1,505

As of December 31, 2020, the weighted average remaining lease term was 1.1 years and the discount rates for the Company’s leases was 10.0%.

Maturities for leases were as follows:

Operating Leases
(in thousands)
2021	$677
2022	39
2023	8
Total lease payments	$724
Less: imputed interest	30
Total	$694

5. PROPERTY AND EQUIPMENT, NET

Property and equipment is summarized as follows at December 31, 2020 and 2019:

	2020	2019
Leasehold improvements	$419	$446
Vehicles & trailers	221	229
Machinery & equipment	713	740
Office equipment & furniture	364	379
Computers & software	120	144
	1,837	1,938
Less accumulated depreciation	(1,639)	(1,427)
	$198	$511

6. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at December 31, 2020 and 2019 are as follows:

	2020	2019
Trade payables	$3,780	$8,676
Accrued payroll, vacation and payroll taxes	798	628
Accrued expenses, bonus and commissions	2,778	1,917
Total	$7,356	$11,221

7. LOANS PAYABLE

Plan B, a subsidiary of the Company, entered into a business loan agreement, prior to being acquired by the Company, with Tri Counties Bank dated March 14, 2014, in the original amount of $131 bearing interest at 4.95%. The loan agreement called for monthly payments of $2 and matured on March 14, 2019. Proceeds from the loan were used to purchase a pile driver and related equipment and was secured by the equipment. The loan was fully paid off during the year ended December 31, 2019.

Plan B entered into a business loan agreement prior to being acquired by the Company, with Tri Counties Bank dated April 9, 2014, in the original amount of $250 bearing interest at 4.95%. The loan agreement called for monthly payments of $5 and matured on April 9, 2019. Proceeds from the loan were used to purchase racking inventory and related equipment and was secured by the inventory and equipment. The loan was fully paid off during the year ended December 31, 2019.

On January 5, 2016, the Company entered into a loan agreement for the acquisition of a pile driver in the principal amount of $182 bearing interest at 5.5%. The loan agreement called for monthly payments of $4 and matured on January 15, 2020. The loan was secured by the pile driver. At December 31, 2020, there was no remaining loan balance.

On September 8, 2016, the Company entered into a loan agreement for the acquisition of a pile driver in the principal amount of $174 bearing interest at 5.5%. The loan agreement called for monthly payments of $4 and matured on September 15, 2020. The loan was secured by the pile driver. At December 31, 2020, there was no remaining loan balance.

On November 14, 2016, the Company entered into a 0% interest loan agreement for the acquisition of an excavator in the principal amount of $59. The loan agreement called for monthly payments of $1 and matured on November 13, 2020. The loan was secured by the excavator. At December 31, 2020, there was no remaining loan balance.

On December 23, 2016, the Company entered into a loan agreement for the acquisition of modular office systems and related furniture in the principal amount of $172 bearing interest at 4.99%. The loan agreement called for 16 quarterly payments of $12 and matured in September 2020. The loan was secured by the modular office systems and related furniture. At December 31, 2020, there was no remaining loan balance.

As of December 31, 2020 and 2019, loans payable are summarized as follows:

	2020	2019
Equipment notes payable	-	88
Less: Current portion	-	(88)
Long-term portion	$-	$-

8. ACQUISITION PROMISSORY NOTE

On February 28, 2015, the Company issued a 4% convertible promissory note in the aggregate principal amount of $2,650 as part of the consideration paid to acquire 100% of the total outstanding stock of MD Energy. The note was convertible into shares of common stock on or after each of the following dates: November 30, 2015, November 30, 2016 and November 30, 2017. The conversion price was $18.20 per share. A beneficial conversion feature of $3,262 was calculated but capped at the $2,650 value of the note. The beneficial conversion feature was calculated by multiplying the difference between the fair value of stock at the date of the note, $40.60, less the conversion price of $18.20, multiplied by the maximum number of shares subject to conversion, 145,604. In November 2015, the Company issued 48,535 shares of common stock upon conversion of the principal amount of $883. Commencing on March 31, 2015, and each quarter thereafter during the first two (2) years of the note, the Company made quarterly interest only payments to the shareholder for accrued interest on the Note during the quarter. Commencing with the quarter ending on June 30, 2017, the Company began to make quarterly payments of interest accrued on the convertible note during the prior quarter plus $151 with the final payment of all outstanding principal and accrued but unpaid interest on the convertible note due and payable on February 28, 2020, the maturity date. This convertible promissory note was paid in full at maturity. The debt discount was fully amortized and has a zero balance. The Company recorded interest expense of $3 and $19 during the years ended December 31, 2020 and 2019, respectively. The outstanding balances at December 31, 2020 and 2019 were $0 and $252, respectively.

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

9. PROMISSORY NOTES PAYABLE

On April 27, 2018, the Company entered into a Loan Agreement (the “Loan Agreement”) with CrowdOut Capital, Inc. (“CrowdOut”) pursuant to which the Company issued an aggregate of $3,750 in promissory notes (the “Notes”), of which $3,000 was a Senior Note and $750 were Subordinated Notes. The Subordinated Notes were funded by the Company’s Chief Executive Officer, Charles Cargile, and the Company’s President of Commercial Operations, Kirk Short.

The Notes bore interest at the rate of the one-month LIBOR plus 950 basis points and were originally scheduled to mature on June 30, 2020. The maturity date of the Notes was subsequently extended to January 31, 2021 as described below.

On June 3, 2019, the Company entered into an amendment to its Loan Agreement (the “First Amendment”), pursuant to which the maturity date of the $3,000 Senior Note and $750 Subordinated Notes was extended from June 30, 2020 to January 31, 2021. In connection with entering into the First Amendment, the Company agreed to issue to CrowdOut, as the holder of the Senior Note, 57,143 shares of common stock as an amendment fee (the “Amendment Fee”) pursuant to the Company’s shelf registration statement on Form S-3. Based upon the closing price of the Company’s common stock on June 17, 2019, the day of issuance, the 57,143 shares were valued at $344. The $344 Amendment Fee plus $7 for CrowdOut Amendment related legal fees were added to the debt issuance costs and were amortized over the remaining life of the loan (see discussion below).

The Notes could be prepaid in whole without the consent of the lender or in part with the consent of the lender. At the time the Notes were paid in full, the Company paid CrowdOut, as the holder of the Senior Note, an exit fee of $435. The Company accrued the exit fee of $435 over the extended remaining life of the Loan Agreement and recognized the exit fee as interest expense. For the years ended December 31, 2020 and 2019, the exit fee recorded as interest expense was $141 and $160, respectively.

On January 28, 2020, the Company entered into a second amendment to its Loan Agreement (the “Second Amendment” and, together with the First Amendment, the “Amendments”) pursuant to which the Loan Agreement was amended to permit the partial prepayment of One Million Five Hundred Thousand Dollars $(1,500) of the Senior Note loan amount without any prepayment fees. In addition, the Second Amendment provided that, unless an event of default occurred under the Loan Agreement, CrowdOut no longer had the right to designate a member to the Company’s Board of Directors. Accordingly, in January 2020, $1,500 of the $3,000 Senior Note was paid.

In connection with the issuance of the Senior Note, the Company entered into a security agreement (the “Security Agreement”) pursuant to which the Company granted to CrowdOut a security interest in certain of the Company’s assets to secure the prompt payment, performance and discharge in full of all of the Company’s obligations under the Senior Note. The Company also entered into a subordination agreement with the holders of the Subordinated Notes and the Senior Note pursuant to which the Subordinated Notes were subordinated to the Senior Note.

The Loan Agreement contained certain customary events of default including, but not limited to, default in payment of any sum payable thereunder, breaches of representations or warranties thereunder, the occurrence of an event of default under the transaction documents, change in control of the Company, filing of bankruptcy and the entering or filing of certain monetary judgments against the Company. Upon the occurrence of an event of default the outstanding principal amount of the Notes, plus accrued but unpaid interest and other amounts owing in respect thereof, would become, at the giving of notice by CrowdOut, immediately due and payable. Interest on overdue payments upon the occurrence of an event of default would accrue interest at a rate equal to the lesser of 18% per annum or the maximum rate permitted under applicable law. Additionally, the Loan Agreement included a subjective event of default clause if CrowdOut reasonably determined that an event has occurred that would reasonably be expected to have had a “material adverse effect.”

In conjunction with the Loan Agreement and Amendments, the Company recorded $468 of capitalized debt issuance costs. The debt issuance costs were amortized over the life of the Loan Agreement and recognized as interest expense. The balance payable under the Notes was reported net of the unamortized portion of the debt issuance costs. The Company recorded amortization of the debt issuance cost of $266 and $159 as interest expense during the years ended December 31, 2020 and 2019, respectively. The $266 recorded as amortization of the debt issuance costs during the year ended December 31, 2020 includes $98 of expense required as a result of the $1,500 prepayment of the $3,000 Senior Note and required write-off of a proportionate share of the associated debt issuance cost.

On April 28, 2020, the Company entered into a Third Amendment to Loan Agreement (“Third Amendment”) with CrowdOut. Pursuant to the Third Amendment, CrowdOut provided its consent permitting the Company to obtain its Paycheck Protection Program (“PPP”) loan.

On December 4, 2020, the Company paid the remaining outstanding balance of the $1,500 Senior Note and $750 of Subordinated Notes together with the $435 exit fee. No balance or obligations remain outstanding as of December 31, 2020.

Promissory notes payable at December 31, 2020 and 2019 are as follows:

	2020	2019
Promissory notes payable	$-	$3,750
Less: debt issuance costs	-	(266)
Promissory notes payable, net	$-	$3,484

10. PAYCHECK PROTECTION PROGRAM LOAN PAYABLE

On April 28, 2020 the Company’s operating subsidiary, Sunworks United, received a PPP loan, which was established by the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), of $2,847. As modified by the subsequent PPP Flexibility Act of 2020, proceeds from the loan were used to cover documented expenses related to payroll, rent and utilities, during the 24-week period after the cash was received by the Company. The 24-week period ended on October 12, 2020. The loan is being accounted for as a financial liability in accordance with FASB ASC 470. Proceeds from the loan will remain recorded as a liability until either (1) the loan is, in part or wholly forgiven, and the Company has been “legally released” from the liability or (2) the Company pays off the loan. Once the loan is in part or wholly forgiven, and a legal release is received, the liability will be reduced by the amount forgiven and the Company will record a gain on extinguishment of the debt.

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

The underlying expenses, included in the forgiveness application filed with the Small Business Administration (“SBA”), are sufficient to have the entire $2,847 PPP loan completely forgiven. Until final approval is received from the SBA and the Company has been “legally released” from the liability, there is no guarantee when forgiveness will be received or whether the loan will be completely or partially forgiven.

Paycheck Protection Program loan payable at December 31, 2020 and 2019 are as follows:

	December 31, 2020	December 31, 2019
Paycheck Protection Program loan payable	$2,847	$-
Less: Current portion	(787)	-
Long-term portion	$2,060	$-

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

Due to the 1-for-7 reverse stock split that went into effect on August 30, 2019, a rounding of common stock shares was required due to partial share amounts that are rounded up to the next whole share. This resulted in an increase in shares of common stock of 5,585.

As approved by stockholders during the 2020 annual meeting on September 18, 2020, a Certificate of Amendment of the Certificate of Incorporation was filed with the Secretary of State of the State of Delaware to reduce the total number of shares of all classes of capital stock of the Company to fifty-five million (55,000,000) shares, consisting of fifty million (50,000,000) shares of common stock, par value $0.001 per share and five million (5,000,000) shares of preferred stock, par value $0.001 per share.

Year ended December 31, 2020

At The Market Issuances - 2020

$15 Million Prospectus Supplement Continuation From - June 6, 2019

Pursuant to a June 6, 2019 At Market Issuance Sales Agreement (the “First ATM Agreement”) with B. Riley Securities (the “Agent”), the Company offered and sold shares of the Company’s common stock, par value $0.001 per share, registered under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to the Registration Statement (the “Prior Registration Statement”) on Form S-3 (File No. 333-231653), which was originally filed with the Securities and Exchange Commission (“SEC”) on May 21, 2019 and declared effective by the SEC on May 31, 2019. The base prospectus was contained within the Prior Registration Statement. The Prior Registration Statement allowed the Company to offer and sell, from time to time in one or more offerings, any combination of common stock, preferred stock, warrants, or units having an aggregate initial offering price not to exceed $50 million. As of December 31, 2020, all of the shares of common stock registered under the Prior Registration Statement have been sold.

Sales of shares under the First ATM Agreement were deemed to be “at the market offerings” as defined in Rule 415 promulgated under the Securities Act. The Agent acted as sales agent and used commercially reasonable efforts to sell on the Company’s behalf all of the First Placement Shares requested to be sold by the Company, consistent with its normal trading and sales practices, on mutually agreed terms between the Agent and the Company.

9,817,343 shares of common stock (the “First Placement Shares”) were sold under the First ATM Agreement between January 1, 2020 and March 26, 2020, pursuant to a prospectus supplement that was filed with the SEC on June 6, 2019. Total gross proceeds for the shares were $7,976 or $0.812 per share. Net proceeds after issuance costs were $7,736 or $0.788 per share. With the sale of the First Placement Shares during the first three months of 2020, the Company had sold the maximum amount allowed under its prospectus supplement and no further First Placement Shares under the First ATM Agreement could be sold without the Company filing an additional prospectus supplement with the SEC. The Prior Registration Statement was filed in reliance on Instruction I.B.6. of Form S-3, which imposes a limitation on the maximum amount of securities that the Company could sell pursuant to the Prior Registration Statement during any twelve-month period. At the time the Company sold the First Placement Shares pursuant to the Prior Registration Statement, the amount of securities to be sold plus the amount of any securities the Company had sold during the prior twelve months in reliance on Instruction I.B.6. could not exceed one-third of the aggregate market value of the Company’s outstanding common stock held by non-affiliates as of a day during the 60 days immediately preceding such sale as computed in accordance with Instruction I.B.6. Therefore, the Company was not eligible to sell additional shares under the Prior Registration Statement at that time.

$20 Million Prospectus Supplement – November 25, 2020

3,877,746 shares of common stock (the “Second Placement Shares”) were sold under the First ATM Agreement between November 25, 2020 and December 2, 2020, pursuant to a prospectus supplement that was filed with the SEC on November 25, 2020. Total gross proceeds for the Second Placement Shares were $19,990, or an average of $5.16 per share. Net proceeds after issuance costs were $19,468, or an average of $5.02 per share.

$14.6 Million Prospectus Supplement – December 18, 2020

3,314,596 shares of common stock (the “Third Placement Shares”) were sold under the First ATM Agreement between December 21, 2020 and December 22, 2020, pursuant to a prospectus supplement that was filed with the SEC on December 18, 2020. Total gross proceeds for the shares were $14,590, or an average of $4.40 per share. Net proceeds after issuance costs were $14,202, or an average of $4.28 per share.

NASDAQ Bid Price Compliance

On March 13, 2020, the Company received a letter from The Nasdaq Stock Market LLC (“NASDAQ”) indicating that the Company had failed to comply with the minimum bid price requirement of Nasdaq Listing Rule 5550(a)(2). Nasdaq Listing Rule 5550(a)(2) requires that companies listed on the Nasdaq Capital Market maintain a minimum closing bid price of at least $1.00 per share.

On August 5, 2020 the Company received a letter from the NASDAQ Listing Qualifications Staff notifying the Company that the Company had regained compliance with NASDAQ’s minimum bid price requirements for continued listing on the Nasdaq Capital Market. The letter noted that as a result of the closing bid price of the Company’s common stock having been at $1.00 per share or greater for at least ten consecutive business days, from July 22, 2020 to August 4, 2020, the Company has regained compliance with Listing Rule 5550(a)(2) and the matter was closed.

On September 22, 2020, the Company received a letter from NASDAQ indicating that the Company had failed to comply with the minimum bid price requirement of Nasdaq Listing Rule 5550(a)(2).

On October 14, 2020 the Company received a letter from the NASDAQ Listing Qualifications Staff notifying the Company that the Company had regained compliance with NASDAQ’s minimum bid price requirements for continued listing on the Nasdaq Capital Market. The letter noted that as a result of the closing bid price of the Company’s common stock having been at $1.00 per share or greater for at least ten consecutive business days, from September 23, 2020 to October 13, 2020, the Company had regained compliance with Listing Rule 5550(a)(2) and the matter was closed.

Restricted Stock

During the first three months of the year 2020, the terms of the March 2017 restricted stock grant agreement were completed with the issuance of 5,952 shares of common stock to the Company’s Chairman and former Chief Executive Officer, Charles Cargile.

Year ended December 31, 2019

At The Market Issuances - 2019

On June 6, 2019 the Company entered into the First ATM Agreement with the Agent, pursuant to which the Company offered and sold shares of the Company’s common stock, par value $0.001 per share, registered under the Securities Act of 1933, as amended, pursuant to the Prior Registration Statement on Form S-3 (File No. 333-231653), which was originally filed with the SEC on May 21, 2019 and declared effective by the SEC on May 31, 2019, the base prospectus contained within the Prior Registration Statement.

2,920,968 shares of common stock were sold under the First ATM Agreement between June 6, 2019 and December 31, 2019 totaled, pursuant to a prospectus supplement that was filed with the SEC on June 6, 2019. Total gross proceeds for the shares were $7,023, or an average of $2.40 per share, as of December 31, 2019. Net proceeds, less issuance costs, were $6,694, or an average of $2.29 per share, as of December 31, 2019.

The Company could use the net proceeds from the offering for general corporate purposes, including, without limitation, sales and marketing activities, product development, making acquisitions of assets, businesses, companies or securities, capital expenditures, repayment of indebtedness, and for working capital needs.

Other Equity Related Activity

On April 10, 2019, the remaining principal of $100 and accrued interest of $61 due under the convertible promissory notes dated January 31, 2014 and February 11, 2014 were converted into 68,082 shares of common stock.

During the year ended December 31, 2019, 23,809 shares of common stock were issued to Charles Cargile from Mr. Cargile’s RSGA executed in 2017.

In connection with the June 3, 2019 Amendment to the Loan Agreement, the Company agreed to issue 57,143 shares of common stock to CrowdOut, as the holder of the $3 million Senior Note. The shares were issued pursuant to the Company’s shelf registration on Form S-3 on June 17, 2019 at a market value of $344 based upon a closing price of $6.01 per common share (see Note 9).

Preferred Stock

On November 25, 2015, the Company designated 1,700,000 shares, of its authorized preferred stock, as Series B Preferred Stock, $0.001 par value per share. Pursuant to the Certificate of Designation filed with the Secretary of State of the State of Delaware, and subject to the rights of any other series of preferred stock that may be established by the Company’s Board of Directors, holders of Series B Preferred Stock (the “Holders”) will have liquidation preference over the holders of the Company’s common stock in any distribution upon winding up, dissolution, or liquidation. Holders will also be entitled to receive dividends, if, when and as declared by the Company’s Board of Directors, which dividends shall be payable in preference and priority to any payment of any dividend to holders of common stock. Holders will be entitled to convert each share of Series B Preferred Stock into one (1) share of common stock and will also be entitled to vote together with the holders of common stock on all matters submitted to shareholders at a rate of one (1) vote for each share of Series B Preferred Stock. In addition, so long as at least 100,000 shares of Series B Preferred Stock are outstanding, the Company may not, without the consent of the Holders of at least a majority of the shares of Series B Preferred Stock then outstanding: (i) amend, alter or repeal any provision of the Certificate of Incorporation or bylaws of the Company or the Certificate of Designation so as to adversely affect any of the rights, preferences, privileges, limitations or restrictions provided for the benefit of the Holders or (ii) issue or sell, or obligate itself to issue or sell, any additional shares of Series B Preferred Stock, or any securities that are convertible into or exchangeable for shares of Series B Preferred Stock. 1,506,024 shares of Series B Preferred Stock, at a fair value of $4,500 were issued in December 2015 in connection with the acquisition of Plan B. On May 2, 2019, the Holder converted 1,506,024 shares of Series B Preferred Stock into 215,147 post-split shares of the Company’s common stock. As of December 31, 2020 and 2019, there were no outstanding shares of Preferred Stock.

12. STOCK OPTIONS, RESTRICTED STOCK AND WARRANTS

Options

As of December 31, 2020, the Company has incentive stock options and non-qualified stock options outstanding to purchase 88,441 shares of common stock, per the terms set forth in the option agreements. The stock options vest at various times and are exercisable for a period of five years from the date of grant at exercise prices ranging from $2.10 to $21.70 per share, the market value of the Company’s common stock on the date of each grant. The Company determined the fair market value of these options by using the Black Scholes option valuation model.

During 2020, using cashless option exercises, 26,116 options were exercised resulting in 13,924 net shares being issued.

A summary of the Company’s stock option activity and related information follows:

	2020		2019
		Weighted		Weighted
	Number	Average	Number	Average
	of	Exercise	of	Exercise
	Options	Price	Options	Price
Outstanding, beginning January 1	143,623	$8.99	224,127	$12.11
Granted	-	-	55,707	2.73
Exercised	(26,116)	2.66	-	-
Forfeited	(29,066)	8.53	(136,211)	11.49
Expired	-	-	-	-
Outstanding, end of December 31	88,441	$11.02	143,623	$8.99
Exercisable at the end of December 31	71,502	$12.81	85,181	$12.18
Weighted average fair value of options granted during period		$-		$1.31

The following summarizes the options to purchase shares of the Company’s common stock which were outstanding at December 31, 2020:

			Weighted
			Average
			Remaining
Exercisable	Stock Options	Stock Options	Contractual
Prices	Outstanding	Exercisable	Life (years)
$18.76	12,142	12,142	0.28
$20.16	7,142	7,142	0.67
$21.70	7,142	7,142	0.84
$10.50	17,140	17,140	1.38
$10.71	1,428	1,428	1.67
$6.93	7,142	6,547	2.25
$8.68	7,142	6,348	2.37
$7.63	12,855	11,367	2.41
$2.31	1,024	86	2.94
$2.10	4,436	341	3.01
$3.07	6,483	1,621	3.62
$2.52	4,365	198	3.75
	88,441	71,502

Aggregate intrinsic value of options outstanding and exercisable at December 31, 2020 and 2019 was $5 and $0, respectively. Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the fiscal period, which was $5.12 and $1.25 as of December 31, 2020 and 2019, respectively, and the exercise price multiplied by the number of options outstanding.

The Company recorded stock-based compensation for issued options of $84 and $184 for the years ended December 31, 2020 and 2019, respectively.

Restricted Stock Grant to Chairman and Former CEO

With an effective date of March 29, 2017, subject to the Sunworks, Inc. 2016 Equity Incentive Plan, (the “2016 Plan”) the Company entered into a restricted stock grant agreement (the “March 2017 RSGA”) effective March 29, 2017 with its then Chief Executive Officer, Charles Cargile. All shares issuable under the March 2017 RSGA are valued as of the grant date at $10.50 per share. The March 2017 RSGA provided for the issuance of up to 71,429 shares of the Company’s common stock. The restricted shares vested as follows: 23,810 of the restricted shares shall vested on the one (1) year anniversary of the effective date, and the balance, or 47,619 restricted shares, vested in twenty-four (24) equal monthly installments commencing on the one (1) year anniversary of the effective date. Vesting of the shares and recognition of stock-based compensation expense for the March 2017 RSGA ended as of March 29, 2020.

In the years ended December 31, 2020 and 2019, stock-based compensation expense of $63 and $250, respectively was recognized for the March 2017 RSGA.

The total combined option and restricted stock compensation expense recognized in the statements of operations during the years ended December 31, 2020 and 2019 was $147 and $434, respectively.

Warrants

As part of a March 2015 capital raise, the Company issued common stock with warrants to purchase 428,572 shares of common stock at an exercise price of $29.05 per share. During 2015, 429 warrants were exercised. No additional warrants were ever exercised after 2015. The warrants expired on March 9, 2020.

The sale and issuances of common stock pursuant to various ATM agreements in 2019 and 2020 described in Note 11 triggered the down round provision in the warrants resulting in the Company recording a deemed dividend of approximately $60 and $1,430 in the years ended December 31, 2020 and 2019, respectively (see Note 2).

Pursuant to the down round provisions of the warrants, the exercise price decreased from $29.05 to $1.20 at December 31, 2019. In 2020, continued common stock issuances caused the exercise price to decrease from $1.20 to $0.65 until on March 9, 2020, when the warrants expired unexercised.

The deemed dividend has no cash impact. For financial statement presentation purposes, the deemed dividend is shown as an increase in the net loss attributable to common shareholders, increasing the loss per share for common stock by approximately $0.01 and $0.32 per common share for the years ended December 31, 2020 and 2019, respectively.

As of December 31, 2020, the Company had no remaining stock purchase warrants outstanding.

See Note 2 for a discussion of the impact of the accounting for the warrant deemed dividend on the 2019 consolidated financial statements.

NOTE13 – INCOME TAXES

The Company had no income tax expense due to operating losses incurred for the years ended December 31, 2020 and 2019. The Company accounts for income taxes in accordance with ASC 740, which requires that the tax benefit of net operating losses, temporary differences and credit carryforwards be recorded as an asset to the extent that management assesses that realization is “more likely than not.” Realization of the future tax benefits is dependent on the Company’s ability to generate sufficient taxable income within the carryforward period No tax benefit has been reported in the 2020 financial statements, since the potential tax benefit is offset by a valuation allowance of the same amount.

The Company’s income tax expense for the years ended December 31, 2020 and 2019 are summarized below:

	December 31, 2020	December 31, 2019
Current:
Federal	$-	$-
State	-	-
Foreign	-	-
Total current	$-	$-

Deferred:
Federal	$(2,863)	$(2,519)
State	(599)	-
Change in valuation allowance	3,462	2,519
Total deferred	-	-
Income tax provision (benefit)	$-	$-

The Company’s deferred tax assets are as follows:

	December 31, 2020	December 31, 2019
Deferred tax assets:
Net operating loss carryforwards	$8,270	$5,910
Research and development tax credit	248	173
Disallowed interest	579	-
Warranty, inventory and accounts receivable allowances	462	109
Depreciation	94	42
Other	170	127
Total deferred tax assets	9,823	6,361

Valuation allowances	(9,823)	(6,361)

Net deferred tax assets	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the year ended December 31, 2020 and 2019 due to the following:

	2020	2019
Net taxable (loss) at effective tax rates	$(3,347)	$(2,480)
Stock compensation expense	31	91
State tax	-	-
Impairment of goodwill	840	-
Other	-	4
Valuation allowance	2,476	2,385

Income tax expense	$-	$-

At December 31, 2020, the Company had federal, and California net operating loss carryforwards of approximately $31 million and $28 million, respectively. In addition, the Company has federal and California research and development tax credit carryforwards of approximately $172 and $75, respectively. The federal net operating losses incurred in years beginning after January 1, 2018 in the amount of $19 million can be carried forward indefinitely. The remaining $12 million of federal net operating loss, research tax credit carryforwards and California net operating loss carryforwards will begin to expire in 2029 unless previously utilized. The California research and development credit carryforwards will carry forward indefinitely until utilized.

Utilization of U.S. net operating losses and tax credit carryforwards may be limited by “ownership change” rules, as defined in Sections 382 and 383 of the Code. Similar rules may apply under state tax laws. The Company has not conducted a study to-date to assess whether a limitation would apply under Sections 382 and 383 of the Code as and when it starts utilizing its net operating losses and tax credits. The Company will continue to monitor activities in the future. In the event the Company should experience an ownership change in the future, the amount of net operating losses and research and development credit carryovers available in any taxable year could be limited and may expire unutilized.

The CARES Act was signed into law on March 27, 2020 as a response to the economic challenges facing U.S. businesses caused by the COVID-19 global pandemic. The CARES Act allowed net operating loss incurred in 2018-2020 to be carried back five years or carried forward indefinitely, and to be fully utilized without being subjected to the 80% taxable income limitation. Net operating losses incurred after December 31, 2020 will be subjected to the 80% taxable income limitation. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion, or all, of the deferred tax asset will be realized. The ultimate realization of deferred tax assets is dependent upon the Company attaining future taxable income during periods in which those temporary differences become deductible.

Due to the uncertainty surrounding the realization of the benefits of its deferred assets, including NOL carryforwards, the Company has provided a 100% valuation allowance on its deferred tax assets at December 31, 2020.

The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740, Income Taxes. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. As of December 31, 2020, the Company had no uncertain tax positions for the years ended December 31, 2020 and 2019.

14. COMMITMENTS AND CONTINGENCIES

Leases

Sunworks United leased 27,530 square feet of mixed-use space consisting of office and warehouse facilities in Roseville, California, at a monthly lease rate of $22. The lease was to expire in December 2021. The Company and landlord mutually agreed to terminate the lease as of March 2021 to reduce costs while assisting the landlord in securing a long-term lease with a new tenant.

Sunworks United leased 2,846 square feet of retail space in Rocklin, California at a monthly lease rate of $10. The lease expired in January 2021 and the space was vacated.

Sunworks United leases 5,304 square feet of office space in Rocklin, California, at a monthly lease rate of $6. The lease expires in May 2021. Sunworks is the sublessor through May 2021. Sublessee makes monthly payments at a rate of $5 per month.

Sunworks United leases 3,665 square feet of mixed-use space consisting of office and warehouse facilities in Riverside, California, at a monthly lease rate of $3. The lease expires in July 2021.

Sunworks Inc. leases 15,600 square feet of mixed-use space consisting of office and warehouse facilities in Durham, California from an entity controlled by the Company’s President of Commercial Operations, at a monthly lease rate of $9. The lease is month-to-month.

Sunworks United leases 5,000 square feet of mixed-use space consisting of office and warehouse facilities in Tulare, California at monthly lease rate of $5. The lease expires in July 2021.

Sunworks United leases 3,560 square feet of mixed-use space consisting of office and warehouse facilities in Campbell (San Jose), California at monthly lease rate of $5. The lease expires in January 2022.

Litigation

From time to time, the Company is involved in routine litigation that arises in the ordinary course of business. There are no pending significant legal proceedings to which the Company is a party for which management believes the ultimate outcome would have a negative impact on the Company’s financial position except as noted below:

On October 12, 2020, a putative class complaint was filed by a purported stockholder of Sunworks regarding the contemplated but terminated merger among The Peck Company Holdings, Inc. (“Peck”), Peck Mercury, Inc. (“Merger Sub’) and Sunworks (the “Merger”). The complaint names, as defendants, each of the Sunworks’ Board of Directors (the “Directors”) and asserts that the Directors breached their fiduciary duties. The plaintiff alleges that the consideration to be received by stockholders of Sunworks was inadequate and that the Registration Statement on Form S-4 contained materially incomplete and misleading information regarding the proposed Merger. On November 24, 2020, the parties filed a joint stipulation to dismiss the action without prejudice with a reservation for plaintiff to seek attorneys’ fees and costs; the Court granted that stipulation and ordered the dismissal on November 25, 2020.

There are seven other actions related to the same proposed transaction, of which six have been voluntarily dismissed by the respective plaintiffs. All eight complaints seek: (i) injunctive relief to prevent the consummation of the Merger; (ii) damages suffered by the plaintiff; and (iii) an award of Plaintiff’s expense, including reasonable attorneys’ and experts’ fees. On November 2, 2020, Sunworks filed a Form 8-K that included supplemental disclosures intended to moot the allegations in all of the complaints. Sunworks and the Directors believe the claims asserted in the complaints are without merit and intend to vigorously defend themselves. Sunworks has had on-going settlement discussion, but Sunworks has not entered into any agreement to settle any of the lawsuits. Sunworks is insured against such claims and losses.

15. MAJOR CUSTOMER/SUPPLIERS

For the years ended December 31, 2020 and 2019 the Company had no projects that represented more than 10% of revenue.

For the years ended December 31, 2020 and 2019 the following suppliers represented more than 10% of Costs of Goods Sold:

	2020	2019
CED Green Tech	10.6%	N/A
Wesco	N/A	11.6%

16. RELATED PARTY TRANSACTIONS

The Subordinated Notes (Note 9) were funded by the Company’s Chairman and former Chief Executive Officer and the Company’s President of Commercial Operations. The Subordinated Notes were repaid in December 2020.

The Company rents a facility in Durham, California from Plan D Enterprises, Inc., an entity controlled by the Company’s President of Commercial Operations, for $9 per month for a total cost of $108 and $103 for 2020 and 2019, respectively. During the year 2020, the Company rented a scissor lift from Plan D Enterprises, Inc. for a total cost of $2.

17. SUBSEQUENT EVENTS

Subsequent to December 31, 2020 and through March 26, 2021, the following events occurred:

On January 27, 2021, the Company filed a Registration Statement on Form S-3 (File No. 333-252475) (the “Registration Statement”) with the SEC. The Registration Statement allows the Company to offer and sell, from time to time in one or more offerings, any combination of common stock, preferred stock, warrants, or units having an aggregate initial offering price not to exceed $100 million. The Registration Statement was declared effective by the SEC on February 3, 2021.

On February 10, 2021, the Company entered into a Sales Agreement (the “Roth Sales Agreement”) with Roth Capital Partners, LLC (the “Agent RCP”), pursuant to which the Company could offer and sell from time to time, through the Agent RCP, shares of the Company’s common stock, par value $0.001 per share registered under the Securities Act, pursuant to the Registration Statement filed on Form S-3. The base prospectus is contained within the Registration Statement.

Sales of shares pursuant to the Roth Sales Agreement are deemed to be “at the market offerings” as defined in Rule 415 promulgated under the Securities Act. The Agent RCP has agreed to act as sales agent and use commercially reasonable efforts to sell on the Company’s behalf all of the shares requested to be sold by the Company, consistent with its normal trading and sales practices, on mutually agreed terms between the Agent RCP and the Company.

3,212,486 shares of common stock (the “Fourth Placement Shares”) were sold under the Roth Sales Agreement between February 11, 2021 and February 23, 2021, pursuant to a prospectus supplement that was filed with the SEC on February 10, 2021. Total gross proceeds for the shares were $49,937 or $15.54 per share. Net proceeds after issuance costs were $48,937 or $15.23 per share.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013).

Management believes that the controls currently in place are adequate and operated effectively based upon the criteria established in “Internal Control-Integrated Framework” issued by the COSO, management concluded that as of December 31, 2020, our internal controls over financial reporting are effective,

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

No Attestation Report by Independent Registered Accountant

The effectiveness of our internal control over financial reporting as of December 31, 2020 has not been audited by our independent registered public accounting firm by virtue of our exemption from such requirement as a smaller reporting company.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following persons are our executive officers and directors, and hold the offices set forth opposite their names.

Name	Age	Position
Charles Cargile	56	Chief Executive Officer and Chairman (Effective January 2020, resigned as CEO in August 2020)
Gaylon Morris	48	Chief Executive Officer (Effective January 2021)
Paul McDonnel	64	Interim Chief Financial Officer
Rhone Resch	54	Director
Judith Hall	58	Director
Daniel Gross	50	Director
Stanley Speer	60	Director

The following is a brief account of the business experience during the past five years of each of our directors and executive officers:

Charles Cargile has served as a Director of the Company since September 2016 and Chairman since January 2020. Mr. Cargile has also served as Chief Executive Officer from April 2017 to August 2020. Since August 2020 Mr. Cargile has served as the Chief Financial Officer for Tattooed Chef, a public company traded on Nasdaq (NASDAQ: TTCF). From July 2016 until September 2016, Mr. Cargile served as an Executive Advisor to MKS Instruments, which acquired Newport Corporation (“Newport”) in April 2016. Prior to that, since 2000, Mr. Cargile served as the Chief Financial Officer for Newport. Prior to joining Newport, Mr. Cargile served in various capacities at York International Corporation (now a division of Johnson Controls, Inc.) since 1998 including Vice President, Finance and Corporate Development and Corporate Controller and Chief Accounting Officer. From 1992 to 1998 Mr. Cargile served at Flowserve Corporation, most recently as Corporate Controller and Chief Accounting Officer from 1995 to 1998. Mr. Cargile currently serves on the board of directors of Photon Control, a company engaged in the design and manufacture of optical sensors. Photon Control is publicly traded on the Toronto Exchange (TEX: Pho.to). Mr. Cargile holds a Bachelor of Science degree in Accounting from Oklahoma State University and a Master’s degree in Business Administration from the Marshall School of Business at the University of Southern California

Mr. Cargile qualifies to serve on our Board of Directors because of his experience serving on public company board of directors and his extensive financial background including strategic development, capital structures, operational management and financial processes and controls.

Gaylon Morris joined the Company as Chief Executive Officer in January 2021 after two decades leading large-scale engineering and construction companies through transition and growth. Prior to joining the Company, Mr. Morris served as Business Strategist at Rosendin Electric, one of the largest electrical contractors, from September 2019 to March 2020 where he was responsible for identifying, researching, and developing go-to-market strategies to target new market opportunities. Before Rosendin Electric, he was Senior Vice President of Operations for Strategic Growth and Market Development at Cupertino Electric, Inc. (“CEI”), a large, national electrical contractor, since October 2016. At CEI, Mr. Morris was responsible for developing and successfully implementing strategies for CEI’s growth divisions, specifically in Modular Manufacturing, Renewable Energy (photovoltaics and storage), and Utility Electrical (transmission, distribution, and substation). Other previous experience includes senior executive roles at NTS Corporation, Methode Electronics and MET Laboratories, along with serving in the United States Navy, where he was a Submarine Service Reactor Plant Operator.

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

Rhone Resch has served as a director of the Company since November 2016. In 2016, Mr. Resch founded and serves as Chief Executive Officer of the Advanced Energy Advisors, a strategic, impact consulting firm that helps clean energy companies navigate complex political, economic and business environments on tax, trade, energy and infrastructure issues. He is also founder, President and CRO of Solarlytics, a power electronics company producing advanced solar products. Previously, he served as the President and Chief Executive Officer of Solar Energy Industries Association from 2004 until 2016. From 1998 until 2004, he served as the Senior Vice President of Natural Gas Supply Association, and from 1993 until 1998 he served as the Program Manager of the United States Environmental Protection Agency – Office of Air and Radiation. From 1992 until 1993 Mr. Resch served as a Senior Analyst at Project Performance Corporation. Mr. Resch received a Bachelor of Arts, English/Natural Resources from the University of Michigan, a Master of Environmental Science from State University of New York and a Master of Public Administration, Management from the Maxwell School at Syracuse University.

Mr. Resch is qualified to serve on our Board of Directors because of his industry expertise and corporate leadership experience.

Daniel Gross has served as a director of the Company since March 2018. Since 2020, Mr. Gross has been Chief Investment Officer of Climate Real Impact Solutions, a serial issuer of SPACs focused on carbon avoidance, carbon removal and clean energy. Since 2015, Mr. Gross has served as an Adjunct Professor at Columbia University and since 2016 as a Lecturer at Yale University. Mr. Gross previously served as a Managing Director of Pegasus Capital Advisors from 2015 through 2016 and a Managing Director of Oaktree Capital Management from 2013 through 2015. Mr. Gross was one of the founding Partners of Hudson Clean Energy, a private equity firm with over $1 billion in assets under management. Prior to Hudson, Mr. Gross worked in the U.S. alternative energy investment group at Goldman Sachs as well as GE Capital’s Energy Financial Services unit, where he founded the renewable energy investment business. Mr. Gross is co-founder and principal of Pivotal180, a firm providing consulting, financial advisory and finance training services, with a particular emphasis on  emerging markets. Mr. Gross is a Fulbright Scholar and holds a Master’s degree in Environmental Management, Master’s in Business Administration and Bachelor of Arts Degree (Phi Beta Kappa) from Yale University.

Mr. Gross is qualified to serve on our Board of Directors due to his substantial background in both the financial and renewable energy industries.

Stanley Speer has served as a director of the Company since May 2018. Since May 2020, Mr. Speer is the Chief Financial Officer for Cadiz, Inc., a publicly-held real estate and water resource management company. Additionally, Mr. Speer is the principal of Speer and Associates, LLC since 2012, a consulting firm he founded to provide practical operational, financial and strategic financial solutions to public and private businesses. Previously, Mr. Speer was a Managing Director with Alvarez & Marsal (“A&M”), in Los Angeles specializing in advising and assisting boards of directors, investment groups, management groups and lenders in a wide range of turnaround, restructuring and reorganization situations. Prior to joining A&M, Mr. Speer spent ten years as Chief Financial Officer for Cadiz and its subsidiary Sun World International, a fully-integrated agriculture company. Prior to Cadiz, Mr. Speer was a partner with Coopers & Lybrand (now PricewaterhouseCoopers), where he spent 14 years in the Los Angeles office specializing in business reorganizations and mergers and acquisitions. Mr. Speer earned his bachelor’s degree in business administration from the University of Southern California.

Mr. Speer is qualified to serve on our Board of Directors due to his many years of experience advising public and private companies.

Judith Hall has served as a director of the Company since October 2019. Prior to joining the Board, Ms. Hall served as Chief Legal Officer and General Counsel of Recurrent Energy, LLC, one of North America’s largest utility-scale solar developers. From 2000 to 2009, Ms. Hall served as Associate General Counsel of Babcock & Brown LP, a global investment and advisory firm. From 1997 to 2000, Ms. Hall served as an Associate Attorney with Pillsbury Winthrop Shaw Pittman LLP in San Francisco, California. Ms. Hall received her undergraduate degree in Mechanical Engineering from University of California Berkeley. She received her Juris Doctor from University of California Hastings and her Master of Laws from University of California Berkeley.

Ms. Hall is qualified to serve on our board of Directors because of her legal and industry experience together with her engineering education.

Family Relationships

There are no family relationships among our executive officers and directors.

Involvement in Certain Legal Proceedings

During the past ten years, none of our directors, executive officers, promoters, control persons, or nominees has been:

●	the subject of any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

●	convicted in a criminal proceeding or is subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

●	subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or any Federal or State authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

●	found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law;

●	the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of (a) any Federal or State securities or commodities law or regulation; (b) any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or (c) any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

●	the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

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

Committees of our Board of Directors

Audit Committee. The Board has a standing Audit Committee, consisting of Messrs. Stanley Speer (Chair), Rhone Resch and Daniel Gross as members. The Audit Committee acts under a written charter, which more specifically sets forth its responsibilities and duties, as well as requirements for the Audit Committee’s composition and meetings. The audit committee charter is available on the Company’s website (www.sunworksusa.com). The Audit Committee held five meetings during the fiscal year ended December 31, 2020.

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

Corporate Governance/Nominating Committee. The Board has a standing Corporate Governance/Nominating Committee. The Nominating and Governance Committee consists of Ms. Judith Hall (Chair), and Messrs. Daniel Gross and Stanley Speer as members. The Nominating and Governance Committee acts under a written charter, which more specifically sets forth its responsibilities and duties, as well as requirements for its composition and meetings. The corporate governance/nominating committee charter is available on the Company’s website (www.sunworksusa.com). The Corporate Governance/Nominating Committee convened in accordance with its charter during various meetings of the Board during the fiscal year ended December 31, 2020.

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

Compensation Committee. The Board has a standing Compensation Committee. The Compensation Committee of the Board is composed entirely of directors who are not our current or former employees, each of whom meets the applicable definition of “independent” as defined by the rules of the Nasdaq Stock Market. None of the members of the Compensation Committee during fiscal 2020 (i) had any relationships requiring disclosure by the Company under the SEC’s rules requiring disclosure of related party transactions or (ii) was an executive officer of a company of which an executive officer of the Company is a director. The current members of the Compensation Committee are Mr. Rhone Resch (Chair), and Ms. Judith Hall. The Compensation Committee has no interlocks with other companies. The compensation committee charter is available on the Company’s website (www.sunworksusa.com). The Compensation Committee convened in accordance with its charter during various meetings of the Board during the fiscal year ended December 31, 2020.

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

Board of Directors Leadership Structure and Role in Risk Oversight.

Our Board is responsible for the selection of the Chairman of the Board and the Chief Executive Officer. Joshua Schechter served as our Chairman until January 2020. Charles Cargile served as the Chief Executive Officer and Chairman, effective January 2020 until his resignation as Chief Executive Officer in August 2020. Mr. Cargile returned to serve briefly as principal executive officer in October 2020 until our appointment of Gaylon Morris as our new Chief Executive Officer and member of the Board of Directors on January 11, 2021. Mr. Cargile continues to serve in his role as Chairman of the Board of Directors.

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

The Elements of Sunworks’ Compensation Program

Base Salary

Executive officer base salaries are based on job responsibilities and individual contribution. The board reviews the base salaries of our executive officers, including our Named Executive Officers, considering factors such as corporate progress toward achieving objectives (without reference to any specific performance-related targets) and individual performance experience and expertise. Additional factors reviewed by our Board of Directors in determining appropriate base salary levels and raises include subjective factors related to corporate and individual performance. For the year ended December 31, 2020, our Board of Directors approved all executive officer base salary decisions.

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

Incentive Compensation Awards

We have in prior years paid discretionary bonuses to our Named Executive Officers as approved by our Compensation Committee. No bonuses were paid in either 2020 or 2019.

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

Separation and Change in Control Arrangements

On September 22, 2017, we entered into a Change of Control Agreement with Paul McDonnel, our Interim Chief Financial Officer, and another employee to provide certain severance benefits in the event the employee’s employment with the Company terminates under certain circumstances.

Pursuant to the Change of Control Agreements, if within three months prior to a change of control or twenty-four months after a change of Control (the “Change of Control Period”), the employee’s employment terminates as a result of an involuntary termination or a resignation for good reason, then the Company has agreed, upon the terms and subject to the conditions of the Change of Control Agreements, to pay to the employees: (i) any accrued and unpaid base salary as of the date of the employment termination; (ii) any accrued and unpaid value of unused paid time off; (iii) any accrued reimbursement for expenses incurred by the employees prior to the termination of the employee; (iv) any accrued and unpaid cash incentive bonus with respect to the most recent fiscal year; (v) severance payments to the employees as set forth in each respective Agreement; and (vi) health benefits to the employees for a period twelve months. In addition, the employee’s outstanding options, stock appreciation rights, restricted stock awards and other equity-based awards as of the date of termination of the employee shall immediately vest and become exercisable.

The tables below estimate the current value of amounts payable in the event that a change in control occurred on December 31, 2020. The following tables exclude certain benefits, such as accrued vacation, that are available to all employees generally. The actual amount of payments and benefits that would be provided can only be determined at the time of a change in control and/or the qualifying separation from our Company.

Name	Base Salary (1)	Annual Incentive Bonus (2)	Value of Stock Options Accelerated (3) (4)
Paul McDonnel	$202,000	-	$6,300

(1)	Base salary is equal to 12 months of salary for Mr. McDonnel.

(2)	As no annual bonus amount is guaranteed, this carries zero value at December 31, 2020.

(3)	Based on the last sale price of the Company’s common stock as quoted on the NASDAQ Capital Market on December 31, 2020, which was $5.12 per share.

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

Executive Officer Compensation

The following table sets forth the total compensation paid in all forms to the executive officers of the Company and includes our principal executive officer, our principal operating officer and our principal financial officer during the periods indicated:

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards (1)	Option Awards (2)	Non-Equity Incentive Plan Compensation	Non- Qualified Deferred Compensation Earnings	All Other Compensation (5)		Total

Charles Cargile, Chairman and former Chief Executive	2020	$178,800	$-	$63,000	$-	-	-	71,400	(5)	$313,200
Officer	2019	300,000	-	250,000	27,700	-	-	-		577,700

Philip Radmilovic, Chief Financial	2020	$-	$-	$-	$-	-	-	-		$-
Officer (3)	2019	31,800	$-	$-	$700	-	-	-		$32,500

Paul McDonnel, Interim Chief Financial	2020	$191,800	$-	$-	$-	-	-	-		$191,800
Officer (4)	2019	180,200	$-	-	11,400	-	-	-		191,600

(1)	The amount reflected in this column is the stock-based compensation cost recognized by the Company during fiscal years 2020 and 2019. The fair value of each restricted stock grant is estimated on the date of grant using the closing price of our common stock on the date of the grant as reported on the NASDAQ Capital Market.

(2)	The amount reflected in this column is the stock-based compensation cost recognized by the Company during fiscal years 2020 and 2019. The fair value of each grant is estimated on the date of grant using the Black-Scholes option-pricing model.

(3)	Philip Radmilovic resigned from his position with the Company, effective on February 22, 2019.

(4)	Paul McDonnel served as Chief financial Officer until May 28, 2019 and then served as Treasurer until February 22, 2020, when he was appointed Interim Chief Financial Officer.

(5)	Charles Cargile resigned as Chief Executive Officer effective August 21, 2020 while continuing to serve as Chairman of the Board of Directors. On October 22, 2020, Mr. Cargile briefly returned to serve as the principal executive officer of Sunworks until January 11, 2021. Mr. Cargile was paid $59,400 in consulting fees at an hourly rate of $100 per hour while serving as the principal executive officer and as a consultant to Sunworks during the Company’s transition to our new Chief Executive Officer. These consulting fees are in addition to the compensation of $3,000 per month received for services as a Board member, which totaled $12,000 for 2020.

Employment Agreements

We have entered into employment agreements with our named executive officers as follows:

On March 29, 2017, we entered into an at-will employment agreement with our then Chief Executive Officer. Pursuant to the terms of the employment agreement, Mr. Cargile received a base salary of $300,000 per year and a discretionary bonus. The employment agreement also provided for a restricted stock grant of 71,429 shares, one third of which vested on the one-year anniversary of the grant, and the balance of which vested in twenty-four equal monthly installments commencing on the one-year anniversary of the grant.

Outstanding Equity Awards

The following table sets forth information with respect to unexercised stock options, stock that has not vested, and equity incentive plan awards held by our executive officers outstanding as of December 31, 2020.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards					Stock Awards
Name and Principal Position	Number of Securities Underlying Unexercised Options Exercisable		Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date	Number of Shares of Stock that Have not Vested	Market Value of Shares of Stock that Have not Vested

Charles Cargile	7,142	(1)	0	$20.16	9/1/21
Chairman and Interim CEO	7,142	(2)	0	10.50	5/17/22
	4,922	(2)	792	7.63	5/30/23
	156	(2)	2,062	2.10	1/2/24

Paul McDonnel	4,285	(2)	0	$10.50	5/17/22
Interim Chief Financial Officer	1,407	(2)	1,664	3.07	8/9/24

(1)	Options granted pursuant to the 2016 Plan and vest at the rate of 1/24th per month.

(2)	Options granted pursuant to the 2016 Plan and vest at the rate of 1/36th per month.

Restricted Stock

The Company entered into an RSGA, with its Chief Executive Officer, Charles Cargile, effective March 29, 2017, which was subject to the 2016 Plan. All shares issued under the RSGA were valued as of the grant date at $10.50 per share. The RSGA provided for the issuance of up to 71,429 shares of the Company’s common stock. The restricted shares vested as follows: 23,810 of the restricted shares vested on the one (1) year anniversary of the effective date, and the balance, or 47,619 restricted shares, vested in twenty-four (24) equal monthly instalments commencing on the one (1) year anniversary of the effective date.

Option Exercises and Stock Vested

During the fiscal year ended December 31, 2020, the Directors utilized a net option exercise. On a combined basis, options for 17,415 gross shares of common stock were exercised resulting in 8,796 net shares of common stock being issued in exchange.

Director Compensation

The following table sets forth certain information regarding the compensation paid to our non-employee directors during the fiscal year ended December 31, 2020:

Director Compensation

Name	Fees earned or cash paid	Stock Awards	Option Awards	All other compensation			Total

Rhone Resch	$33,000	-	-	$			$33,000
Daniel Gross	$33,000	-	-	$			$33,000
Stanley Speer	$33,000	-	-	$			$33,000
Charles Cargile (1)	$12,000	5,952	-		$59,400	(1)	$71,400
Judith Hall	$33,000	-	-	$			$33,000

(1)	Charles Cargile resigned as Chief Executive Officer effective August 21, 2020 while continuing to serve as Chairman of the Board of Directors. On October 22, 2020, Mr. Cargile briefly returned to serve as the principal executive officer of Sunworks until January 11, 2021. Mr. Cargile was paid $59,400 in consulting fees at an hourly rate of $150 per hour while serving as the principal executive officer and as a consultant to Sunworks during the Company’s transition to our new Chief Executive Officer. These consulting fees are in addition to the compensation of $3,000 per month received for services as a Board member, which totaled $12,000 for 2020.

The compensation paid to non-employee Board members was $3,000 per month. Per agreement, each of the independent directors elected to not be paid their monthly fee for April 2020. No option awards were granted to directors of the Company pursuant to the Company’s 2016 Equity Incentive Plan during 2020. Directors may also be reimbursed their expenses for traveling, hotel and other expenses reasonably incurred in connection with attending board or committee meetings or otherwise in connection with the Company’s business.

As of December 31, 2020, there are no other cash compensation arrangements in place for members of the Board of Directors acting as such.

Effective April 1, 2021, the compensation paid to non-employee Board members increases to a minimum of $6,000 per month. The Audit Committee Chairperson will receive $7,000 per month. The Board Chairperson will receive $8,000 per month. In addition, Board members will receive a $40,000 bonus for 2020 to be paid during the first quarter of 2021. Directors may also be reimbursed their expenses for traveling, hotel and other expenses reasonably incurred in connection with attending board or committee meetings or otherwise in connection with the Company’s business.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding beneficial ownership of shares of our common stock as of March 26, 2021, by (i) each person known to beneficially own more than 5% of our outstanding common stock, (ii) each of our directors, (iii) each of our named executive officers, and (iv) all of our directors and executive officers as a group. Except as otherwise indicated, the persons named in the table below have sole voting and investment power with respect to all shares beneficially owned, subject to community property laws, where applicable.

	Common Stock
Name of Beneficial Owner (1)	Number of Shares Owned (2)	Percentage Owned (2)(3)

Paul McDonnel (4)	8,335	0.0%
Charles Cargile (5)	21,004	0.1%
Rhone Resch (6)	12,325	0.0%
Daniel Gross (7)	8,731	0.0%
Stanley Speer (8)	8,755	0.0%
Judith Hall (9)	2,710	0.0
All officers and directors as a group (6 persons)	61,860	0.0%

(1) The address for our officers and directors is c/o the Company, 2270 Douglas Blvd., Suite 216, Roseville, California 95661.

(2) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of March 26, 2021 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

(3) Percentage based on 27,047,744 shares of common stock issued and outstanding at March 26, 2021.

(4) Includes (a) 2,218 shares of common stock, (b) 6,117 shares underlying options that are vested and currently exercisable and options which may be exercisable in the next 60 days.

(5) Includes (a) 0 shares of common stock, (b) 21,004 shares underlying options that are vested and currently exercisable and options which may be exercisable in the next 60 days.

(6) Includes (a) 1,613 shares of common stock, (b) 10,712 shares underlying options that are vested and currently exercisable and options which may be exercisable in the next 60 days.

(7) Includes (a) 1,589 shares of common stock, (b) 7,142 shares underlying options that are vested and currently exercisable and options which may be exercisable in the next 60 days.

(8) Includes (a) 1,613 shares of common stock, (b) 7,142 shares underlying options that are vested and currently exercisable and options which may be exercisable in the next 60 days.

(9) Includes (a) 1,528 shares of common stock, (b) 1,182 shares underlying options that are vested and currently exercisable and options which may be exercisable in the next 60 days

Securities authorized for issuance under equity compensation plans.

The following table reflects information for equity compensation plans and arrangements for any and all directors, officers, employees and/or consultants through December 31, 2020.

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluding securities included in column (a)
Equity compensation plans approved by security holders	88,441	$11.02	319,015
Equity compensation plans not approved by security holders	-	-	-
Total	88,441	$11.02	319,015

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

Item 13. Certain Relationships and Related Transactions and Director Independence.

The following is a description of transactions since January 1, 2019, to which we have been a party in which the amount involved exceeded or will exceed $120,000 and in which any of our directors, executive officers, beneficial holders of 5% or more of our capital stock, or entities affiliated with them, had or will have a direct or indirect material interest:

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

On December 4, 2020, the Company paid the remaining outstanding balance of the $1,500 Senior Note and $750 of Subordinated Notes together with the $435 exit fee. The Subordinated Notes were funded by the Company’s Chairman and former Chief Executive Officer and the Company’s President of Commercial Operations. No balance or obligations remain outstanding as of December 31, 2020.

Director Independence

Our Board of Directors presently consists of six members. Our Board of Directors has determined that each of Messrs. Speer, Gross and Resch and Ms. Judith Hall are “independent,” as defined by SEC rules adopted pursuant to the requirements of the Sarbanes-Oxley Act of 2002 and as determined in accordance with Rule 4200(a)(15) of the Marketplace Rules of the Nasdaq Stock Market, Inc.

Item 14. Principal Accountant Fees and Services.

Audit Fees and Services

The Company engaged KMJ Corbin & Company LLP to serve as its independent registered public accounting firm for the fiscal year ended December 31, 2020. The Company previously engaged Liggett & Webb, P.A.as its independent registered public accounting firm for the fiscal year ended December 31, 2019 continuing through the first quarter of 2020.

Set forth below are the fees paid to KMJ Corbin & Company LLP and Liggett & Webb. P.A. for each of the last two fiscal years:

Audit Fees

Set below are the aggregate fees billed for each of the last two fiscal years for professional services rendered by the Company’s principal accountant for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years.

Auditor:	2020	2019
KMJ Corbin & Company LLP	$32,800	$-
Liggett & Webb, P.A.	$129,500	$147,500

Audit-Related Fees

Set forth below are the aggregate fees billed in each of the last two fiscal years for assurance and related services by the Company’s principal accountant that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under “Audit Fees” above. Primarily related to consent fees.

Auditor:	2020	2019
KMJ Corbin & Company LLP	$7,000	$-
Liggett & Webb, P.A.	$5,000	$17,500

Tax Fees

Set forth below are the aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning. The Company has retained other accountants for these tax services for the fiscal year ended December 31, 2020.

	2020	2019
KMJ Corbin & Company LLP	$-	$-
Liggett & Webb, P.A.	$15,000	$15,000

All Other Fees

Set forth below are the aggregate fees billed in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above.

	2020	2019
KMJ Corbin & Company LLP	$-	$-
Liggett & Webb, P.A.	$1,000	$-

The fees above are related to registration statements.

Pre-Approval Policies and Procedures of Audit and Non-Audit Services of Independent Registered Public Accounting Firm

The Audit Committee’s policy is to pre-approve all audit, and tax fees, typically at the beginning of our fiscal year, all audit, audit related and non-audit services, other than de minimis non-audit services, to be provided by an independent registered public accounting firm. These services may include, among others, audit services, audit-related services, tax services and other services and such services are generally subject to a specific budget. During 2020, 97% of all accounting fees incurred were pre-approved by the audit committee. The independent registered public accounting firm and management are required to periodically report to the full Board of Directors regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval, and the fees for the services performed to date. As part of the Board’s review, the Board will evaluate other known potential engagements of the independent auditor, including the scope of work proposed to be performed and the proposed fees, and approve or reject each service, taking into account whether the services are permissible under applicable law and the possible impact of each non-audit service on the independent auditor’s independence from management. At Audit Committee meetings throughout the year, the auditor and management may present subsequent services for approval. Typically, these would be services such as due diligence for an acquisition, that would not have been known at the beginning of the year.

The Audit Committee has considered the provision of non-audit services provided by our independent registered public accounting firm to be compatible with maintaining their independence. The audit committee will continue to approve all audit and permissible non-audit services provided by our independent registered public accounting firm.

Percentage of Services Approved by Audit Committee

All services were approved by the Audit Committee.

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

(3) Exhibits.

The following exhibits are filed with this report, or incorporated by reference as noted:

(a)

1.1	At Market Issuance Sales Agreement, dated June 6, 2020, between Sunworks, Inc. and B. Riley FBR, Inc. (Incorporated by reference to the current report on Form 8-K filed with the Securities and Exchange Commission on June 6, 2020).
1.2	Sales Agreement, dated February 10, 2021, between Sunworks, Inc. and Roth Capital Partners, LLC (incorporated by reference to the current report on Form 8-K with the Securities and Exchange Commission on February 11, 2021).
2.1	Agreement and Plan of Merger dated August 6, 2015 with Plan B Enterprises, Inc. d/b/a Universal Racking Solutions, Kirk R. Short and Elite Solar Acquisition Sub., Inc. (incorporated by reference to the current report on Form 8-K filed with the Securities and Exchange Commission on August 12, 2015).
2.2	Agreement and Plan of Merger, dated August 10, 2020, by and among Sunworks, Inc., The Peck Company Holdings and Peck Mercury, Inc (incorporated by reference to the current report on Form 8-K filed with the Securities and Exchange Commission on August 10, 2020).
2.2	Amendment No. 1 dated October 30, 2015 to Agreement and Plan of Merger dated August 6, 2015 (incorporated by reference to the current report on Form 8-K filed with the Securities and Exchange Commission on November 2, 2015).
2.3	Amendment No. 2 dated November 30, 2015 to Agreement and Plan of Merger dated August 6, 2015 (incorporated by reference to the current report on Form 8-K filed with the Securities and Exchange Commission on December 2, 2015).
3.1*	Amended and Restated Certificate of Incorporation.
3.2	Bylaws (incorporated by reference to the Form SB-2 Registration Statement filed with the Securities and Exchange Commission, dated August 1, 2005).
3.3	Certificate of Amendment of Bylaws (incorporated by reference to the current report on Form 8-K filed with the Securities and Exchange Commission on August 10, 2020).
4.1	Form of Warrant Agreement between Sunworks, Inc., Computershare Inc., and Computershare Trust Company, N.A. (incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on March 5, 2015).
4.2#	Sunworks, Inc. 2016 Equity Compensation Plan (incorporated by reference to Schedule 14A filed with the Securities and Exchange Commission on May 18, 2016).

4.3	Description of Registrant’s Capital Stock (incorporated by reference from the annual report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission on March 30, 2020).
10.1#	Form of Indemnification Agreement (incorporated by reference from the quarterly report on Form 10-Q filed with the Securities and Exchange Commission on October 31, 2020.
10.2#	Non-statutory Stock Option Agreement with James B. Nelson, dated July 22, 2010 (incorporated by reference from the current report on Form 8-K filed by the Company with the Securities and Exchange Commission on August 5, 2010).
10.3#	Restricted Stock Grant Agreement, dated September 23, 2013, by and between Solar 3D, Inc., a Delaware corporation, as Grantor, and James B. Nelson, as Grantee (incorporated by reference to the current report on Form 8-K filed with the Securities and Exchange Commission on September 26, 2013).
10.4#	Stock Purchase Agreement by and among Solar United Network, Inc., Emil Beitpolous, Abe Emard, Richard Emard, Mikhail Podnebesnyy, and Solar 3D, Inc., dated October 31, 2013 (incorporated by reference to the current report on Form 8-K filed with the Securities and Exchange Commission on November 6, 2013).
10.5#	Addendum to Stock Purchase Agreement by and among Solar United Network, Inc., Emil Beitpolous, Abe Emard, Richard Emard, Mikhail Podnebesnyy, and Solar 3D, Inc., dated January 31, 2014 (incorporated by reference to the current report on Form 8-K filed with the Securities and Exchange Commission on January 31, 2014).
10.6#	Amendment to Restricted Stock Grant Agreement, dated May 1, 2014 by and between Solar 3D, Inc. and James B. Nelson (incorporated by reference to the current report on current report on Form 8-K filed with the Securities and Exchange Commission on May 2, 2014).
10.7#	Second Amendment to Restricted Stock Grant Agreement, dated August 26, 2014 by and between Solar 3D, Inc. and James B. Nelson (incorporated by reference to the current report on Form 8-K filed with the Securities and Exchange Commission on August 29, 2014).
10.8#	Form of Restricted Stock Grant Agreement in connection with grants to Abe Emard, Emil Beitpolous and Mikhail Podnebesnyy dated October 1, 2014 (incorporated by reference to the current report on Form 8-K filed with the Securities and Exchange Commission on October 3, 2014).
10.9	Asset Purchase Agreement dated November 3, 2014 between MD Energy, LLC, Daniel Mitchell, Andrea Mitchell and Solar 3D, Inc. (incorporated by reference to the quarterly report on Form 10-Q filed on November 10, 2014).
10.10	Amended and Restated Asset Purchase Agreement dated February 28, 2015 between MD Energy, LLC, Daniel Mitchell, Andrea Mitchell and Solar 3D, Inc. (incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on March 3, 2015).
10.11	Convertible Promissory Note issued February 28, 2015 (incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on March 3, 2015).
10.12#	Employment Agreement effective as of March 29, 2017 between Sunworks, Inc. and Charles Cargile (incorporated by reference to the annual report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2019).
10.13#	Form of Change of Control Agreement dated as of September 26, 2017 between Sunworks, Inc. and Charles Cargile. (incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on September 28, 2017).
10.14#	Form of Change of Control Agreement dated as of September 26, 2017 between Sunworks, Inc. and the officers party thereto (incorporated by reference to the current report on Form 8-K filed with the Securities and Exchange Commission on September 28, 2017).
10.15	Loan Agreement dated April 27, 2019 between CrowdOut Capital, Inc. and Sunworks, Inc. (incorporated by reference to the current report on Form 8-K filed with the Securities and Exchange Commission on April 27, 2019).
10.16	Senior Promissory Note issued April 27, 2019 (incorporated by reference to the current report on Form 8-K filed with the Securities and Exchange Commission on April 27, 2019).
10.17	Subordinated Promissory Note issued April 27, 2019 (incorporated by reference to the current report on Form 8-K filed with the Securities and Exchange Commission on April 27, 2019).
10.18	Security Agreement dated April 27, 2019 between CrowdOut Capital, Inc. and Sunworks, Inc. (incorporated by reference to the current report on Form 8-K filed with the Securities and Exchange Commission on April 27, 2019).

10.19	Subordinated Agreement dated April 27, 2019 between CrowdOut Capital, Inc. and Sunworks, Inc. (incorporated by reference to the current report on Form 8-K filed with the Securities and Exchange Commission on April 27, 2019).
10.20	First Amendment to Loan Agreement dated June 3, 2020 between CrowdOut Capital, LLC and Sunworks, Inc. (incorporated by reference to the current report on Form 8-K filed with the Securities and Exchange Commission on June 4, 2020).
10.21	Loan Agreement made April 25, 2020 between Sunworks United, Inc. and Tri Counties Bank with U.S. Small Business Administration Guarantee (incorporated by reference to the quarterly report on Form 10-Q filed with the Securities and Exchange Commission on August 10, 2020).
10.22	U.S. Small Business Administration, Note and SBA Loan # 1319647201 between Sunworks United, Inc. and Tri Counties Bank (incorporated by reference to the quarterly report on Form 10-Q filed with the Securities and Exchange Commission on August 10, 2020).
10.23

Third Amendment to Loan Agreement, dated April 28, 2020 between CrowdOut Capital LLC and Sunworks, Inc (incorporated by reference to the quarterly report on Form 10-Q filed with the Securities and Exchange Commission on August 10, 2020).

10.24#	Employment Agreement effective as of January 11, 2021 between Sunworks, Inc. and Gaylon Morris (incorporated by reference to the current report on Form 8-K filed with the Securities and Exchange Commission on January 13, 2021).
14.1	Sunworks, Inc. Code of Conduct, adopted May 2018 (incorporated by reference to the current report filed on June 5, 2019).
21.1*	Subsidiaries
31.1*	Certification of Principal Executive Officer
31.2*	Certification of Principal Financial Officer
32.1**	Section 1350 Certificate of President and Chief Financial Officer

101.INS XBRL Instance Document
101.SCH XBRL Taxonomy Extension Schema Document
101.CAL XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF XBRL Taxonomy Extension Definition Linkbase
101.LABXBRL Taxonomy Extension Labels Linkbase Document
101.PRE XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
#	Denotes management compensatory plan or arrangement.
**

The certifications attached as Exhibit 32.1 accompany this Annual Report pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the registrant for purposes of Section 18 of the Exchange Act and are not to be incorporated by reference into any of the registrant’s filings under the Securities Act or the Exchange Act, irrespective of any general incorporation language contained in any such filing.

(b) Exhibits.

See (a)(3) above.

(c) Financial Statement Schedules.

See (a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNWORKS, INC.

By:	/s/ Charles F. Cargile
Chairman
Principal Executive Officer

By:	/s/ Paul McDonnel
Interim Chief Financial Officer
Principal Financial and Accounting Officer

Date: March 26, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Charles F. Cargile	Chairman	March 26, 2021
Charles F. Cargile	(Principal Executive Officer)

/s/ Gaylon Morris	Chief Executive Officer & Director	March 26, 2021
Gaylon Morris

/s/ Paul McDonnel	Interim Chief Financial Officer	March 26, 2021
Paul McDonnel	(Principal Financial and Accounting Officer)

/s/ Judith Hall	Director	March 26, 2021
Judith Hall

/s/ Daniel Gross	Director	March 26, 2021
Daniel Gross

/s/ Stanley Speer	Director	March 26, 2021
Stanley Speer

/s/ Rhone Resch	Director	March 26, 2021
Rhone Resch

