Form 10-Q
period 2021-03-31
Sunworks, Inc.
filed 2021-05-14
CIK 1172631

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021.

Or

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number 001-36868

SUNWORKS, INC.

(Name of registrant in its charter)

Delaware	01-0592299
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2270 Douglas Blvd., Suite 216

Roseville, CA 95661

(Address of principal executive offices) (Zip Code)

(916) 409-6900

(Registrant’s telephone Number, including area code)

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

Yes [  ] No [X]

The number of shares of registrant’s common stock outstanding as of May 12, 2021 was 27,047,744.

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

The forward-looking statements included herein are based on current expectations of our management based on available information and involve a number of risks and uncertainties, all of which are difficult or impossible to predict accurately and many of which are beyond our control. As such, our actual results may differ significantly from those expressed in any forward-looking statements. Factors that might cause these differences include, but are not limited to, the impacts of the COVID-19 pandemic, including the impacts on us, our operations, or our future financial and operational results; those factors discussed in this Quarterly Report under the caption “Risk Factors” and in Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020 (our Annual Report). We caution you that the foregoing list may not include all of the forward-looking statements made in this Quarterly Report. In light of the significant risks and uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by us or any other person that such results will be achieved, and readers are cautioned not to place undue reliance on such forward-looking information. Except as may be required by law, we disclaim any intent to revise the forward-looking statements contained herein to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

SUNWORKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2021 AND DECEMBER 31, 2020

(in thousands, except share and per share data)

	March 31, 2021	December 31, 2020
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$82,409	$38,991
Restricted cash	348	348
Accounts receivable, net	3,894	2,890
Inventory	1,469	1,179
Contract assets	2,200	2,397
Other current assets	1,278	137
Total Current Assets	91,598	45,942
Property and equipment, net	148	198
Operating lease right-of-use asset	726	694
Deposits	65	47
Goodwill	5,464	5,464
Total Assets	$98,001	$52,345

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable and accrued liabilities	$8,563	$7,356
Contract liabilities	6,362	5,961
Customer deposits	89	299
Operating lease liability, current portion	382	649
Paycheck Protection Program loan payable, current portion	1,260	787
Total Current Liabilities	16,656	15,052

Long-Term Liabilities:
Operating lease liability, net of current portion	344	45
Paycheck Protection Program loan payable, net of current portion	1,587	2,060
Warranty liability	1,161	1,131
Total Long-Term Liabilities	3,092	3,236
Total Liabilities	19,748	18,288

Commitments and contingencies

Shareholders’ Equity:
Preferred stock Series B, $0.001 par value, 5,000,000 authorized shares; no shares issued and outstanding	-	-
Common stock, $0.001 par value; 50,000,000 authorized shares; 27,047,744 and 23,835,258 shares issued and outstanding, at March 31, 2021 and December 31, 2020, respectively	27	24
Additional paid-in capital	171,674	122,668
Accumulated deficit	(93,448)	(88,635)
Total Shareholders’ Equity	78,253	34,057

Total Liabilities and Shareholders’ Equity	$98,001	$52,345

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUNWORKS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(in thousands, except share and per share data)

	Three Months Ended
	March 31, 2021	March 31, 2020

Revenue, net	$6,169	$12,361

Cost of Goods Sold	6,078	10,535

Gross Profit	91	1,826

Operating Expenses:
Selling and marketing	1,231	1,527
General and administrative	3,452	2,609
Goodwill impairment	-	4,000
Stock-based compensation	151	98
Depreciation and amortization	65	81

Total Operating Expenses	4,899	8,315

Operating Loss	(4,808)	(6,489)

Other (Expense) Income
Other income, net	4	-
Interest expense	(9)	(259)

Total Other Expense, net	(5)	(259)

Loss Before Income Taxes	(4,813)	(6,748)

Income Tax Expense	-	-

Net Loss	$(4,813)	$(6,748)

LOSS PER SHARE:
Basic	$(0.19)	$(0.60)
Diluted	$(0.19)	$(0.60)

WEIGHTED-AVERAGE SHARES OF COMMON STOCK OUTSTANDING
Basic	25,233,586	11,163,902
Diluted	25,233,586	11,163,902

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUNWORKS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED March 31, 2021 and 2020

(in thousands, except share data)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2020	23,835,258	$24	$122,668	$(88,635)	$34,057
Stock-based compensation	-	-	151	-	151
Sales of common stock pursuant to S-3 registration statement, net	3,212,486	3	48,855	-	48,858
Net loss for the three months ended March 31, 2021	-	-	-	(4,813)	(4,813)
Balance at March 31, 2021	27,047,744	$27	$171,674	$(93,448)	$78,253

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2019	6,805,697	$7	$81,132	$(72,696)	$8,443
Stock-based compensation for options	-	-	35	-	35
Issuance of common stock under terms of restricted stock grants	5,952	-	63	-	63
Sales of common stock pursuant to S-3 registration statement, net	9,817,343	10	7,726	-	7,736
Net loss for the three months ended March 31, 2020	-	-	-	(6,748)	(6,748)
Balance at March 31, 2020	16,628,992	$17	$88,956	$(79,444)	$9,529

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUNWORKS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED March 31, 2021 and 2020

(in thousands)

	Three Months Ended
	March 31, 2021	March 31, 2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,813)	$(6,748)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	65	81
Amortization of right-of-use asset	205	131
Stock-based compensation	151	98
Goodwill impairment	-	4,000
Amortization of debt issuance costs	-	143
Bad debt expense	5	122
Changes in Operating Assets and Liabilities:
Accounts receivable	(1,009)	731
Inventory	(290)	963
Deposits and other current assets	(1,159)	(422)
Contract assets	197	(290)
Accounts payable and accrued liabilities	1,207	(987)
Contract liabilities	401	(1,181)
Customer deposits	(210)	(149)
Warranty liability	30	30
Operating lease liability	(205)	(131)
NET CASH USED IN OPERATING ACTIVITIES	(5,425)	(3,609)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(15)	(27)
NET CASH USED IN INVESTING ACTIVITIES	(15)	(27)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loans payable and acquisition convertible promissory note repayments	-	(283)
Promissory note payable repayment	-	(1,500)
Proceeds from sales of common stock, net	48,858	7,736
NET CASH PROVIDED BY FINANCING ACTIVITIES	48,858	5,953

NET CHANGE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	43,418	2,317
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH BEGINNING OF PERIOD	39,339	3,539
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, END OF PERIOD	$82,757	$5,856

Cash and cash equivalents	$82,409	$5,471
Restricted cash	348	385
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, END OF PERIOD	$82,757	$5,856

CASH PAID FOR:
Interest	$1	$83

SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS

Right-of-use assets obtained in exchange for new operating lease liabilities	$437	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUNWORKS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(in thousands, except share and per share data)

References herein to “we,” “us,” “Sunworks,” and “the Company” are to Sunworks, Inc. and its wholly-owned subsidiaries Sunworks United, Inc. (“Sunworks United”), MD Energy, Inc. (“MD Energy”), and Plan B Enterprises, Inc. (“Plan B”).

1. ORGANIZATION AND BASIS OF PRESENTATION

Sunworks, Inc. (NASDAQ:SUNW) through its wholly owned subsidiaries is a provider of high-performance solar power systems. Sunworks sells, engineers, procures materials, constructs and maintains photo-voltaic solar power systems for customers in a wide range of industries including agricultural, commercial and industrial, state and federal, public works, and residential. Systems range in size from 2 kilowatt to multi-megawatt in size.

The accompanying unaudited condensed consolidated financial statements (“financial statements”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. The financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of the Company is presented to assist in understanding the Company’s financial statements. These accounting policies conform to GAAP and have been consistently applied in the preparation of the financial statements.

There have been no significant changes in the Company’s accounting policies from those disclosed in its Annual Report on Form 10-K for the year ended December 31, 2020.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Sunworks, Inc., and its wholly owned operating subsidiaries, Sunworks United, MD Energy, and Plan B. All material intercompany transactions have been eliminated upon consolidation of these entities.

Reclassifications

Certain reclassifications have been made to prior year’s financial statements to conform to classifications used in the current year. Sales commissions, finders’ fees and financing fees paid to third parties have been reclassified from cost of goods sold to selling and marketing in the condensed consolidated statement of operations with no change in the previously reported net loss.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include estimates used to review the Company’s goodwill, impairments and estimations of long-lived assets, revenue recognition on construction contracts recognized over time, allowances for uncollectible accounts, operating lease right-of-use (“ROU”) assets and liabilities, warranty reserves, inventory valuation, valuations of non-cash capital stock issuances and the valuation allowance on deferred tax assets. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable in the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Revenue Recognition

Revenues and related costs on construction contracts are recognized as the performance obligations for work are satisfied over time in accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers. Under ASC 606, revenue and associated profit, engineering, procurement and construction (“EPC”) projects for residential and smaller commercial systems that require us to deliver functioning solar power systems are generally completed within two to twelve months from commencement of construction. Construction on larger commercial projects may be completed within eighteen to thirty-six months, depending on the size and location. We recognize revenue from EPC services over time as our performance creates or enhances an energy generation asset controlled by the customer.

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

Basic and Diluted Net (Loss) per Share Calculations

(Loss) per Share dictates the calculation of basic earnings (loss) per share and diluted earnings per share. Basic earnings (loss) per share are computed by dividing income (loss) available to holders of common stock by the weighted-average number of shares of common stock outstanding. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional shares of common stock that would have been outstanding if the potential shares of common stock had been issued and if the additional shares of common stock were dilutive. The shares for employee options, restricted stock, warrants and convertible notes were not used in the calculation of the net loss per share.

A net loss causes all outstanding common stock options to be anti-dilutive. As a result, the basic and diluted losses per common share are the same for the three months ended March 31, 2021 and 2020, respectively.

As of March 31, 2021, the potentially dilutive securities that have been excluded from the computations of weighted average shares outstanding include 88,411 stock options and 210,000 unvested restricted stock grants.

As of March 31, 2020, the potentially dilutive securities have been excluded from the computations of weighted average shares outstanding include 142,195 stock options.

Dilutive per share amounts are computed using the weighted-average number of shares of common stock outstanding and potentially dilutive securities, using the treasury stock method, if their effect would be dilutive.

Fair Value of Financial Instruments

Disclosures about fair value of financial instruments, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of March 31, 2021, the amounts reported for cash, accrued interest and other expenses, and notes payable approximate their fair value because of their short maturities.

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

New Accounting Pronouncements

Management reviewed currently issued pronouncements during the three months ended March 31, 2021, and believes that any recently issued, but not yet effective, accounting standards, if currently adopted, would not have a material effect on the accompanying condensed consolidated financial statements.

3. REVENUE FROM CONTRACTS WITH CUSTOMERS

The following table represents a disaggregation of revenue by customer type from contracts with customers for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
Commercial	$2,995	$4,610
Public Works	1,644	3,978
Residential	1,530	3,773
Total	$6,169	$12,361

Contract assets represent revenue recognized in excess of amounts invoiced on contracts in progress. Contract liabilities represent billings in excess of revenue recognized on contracts in progress. At March 31, 2021 and December 31, 2020, the contract asset balances were $2,200 and $2,397, and the contract liability balances were $6,362 and $5,961, respectively. During the three months ended March 31, 2021, the Company recognized revenue of approximately $1,511 from the $5,961 contract liabilities balance as of December 31, 2020.

4. Leases

The Company has operating leases for offices, warehouses, vehicles, and office equipment. The Company’s leases have remaining lease terms of 1 year to 4 years, some of which include options to extend.

The Company’s lease expense for the three months ended March 31, 2021 and 2020 was entirely comprised of operating leases and amounted to $314 and $260, respectively. Operating lease payments, which reduced operating cash flows for the three months ended March 31, 2021 and 2020 amounted to $314 and $260, respectively. For the three months ended March 31, 2021, the difference between the right of use (“ROU”) asset amortization of $205 and the associated lease expense of $314 consists of early cancellation of a facility lease obligation and basic operating lease expenses including interest, vehicle licensing and registrations, and common area charges for facilities and other charges.

Supplemental balance sheet information related to leases was as follows:

March 31, 2021
(in thousands)
Operating lease right-of-use assets	$726

Operating lease liabilities—short term	382
Operating lease liabilities—long term	344
Total operating lease liabilities	$726

As of March 31, 2021, the weighted average remaining lease term was 1.43 years and the discount rate for the Company’s leases was 10.0%.

Maturities for leases were as follows:

Operating Leases
(in thousands)
Remainder of 2021	$415
2022	227
2023	130
2024	18
Total lease payments	$790
Less: imputed interest	64
Total	$726

5. PAYCHECK PROTECTION PROGRAM Loan Payable

On April 28, 2020 the Company’s operating subsidiary, Sunworks United, received a Paycheck Protection Program (“PPP”) loan, which was established by the Coronavirus Aid, Relief, and Economic Security Act, of $2,847. As modified by the subsequent PPP Flexibility Act of 2020, proceeds from the loan were used to cover documented expenses related to payroll, rent and utilities, during the 24-week period after the cash was received by the Company. The 24-week period ended on October 12, 2020. The loan is being accounted for as a financial liability in accordance with ASC Topic 470, Debt. Proceeds from the loan will remain recorded as a liability until either (1) the loan is, in part or wholly forgiven, and the Company has been “legally released” from the liability or (2) the Company pays off the loan. Once the loan is in part or wholly forgiven, and a legal release is received, the liability will be reduced by the amount forgiven and the Company will record a gain on forgiveness of the debt.

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

Paycheck Protection Program loan payable at March 31, 2021 and December 31, 2020 are as follows:

	March 31, 2021	December 31, 2020
Paycheck Protection Program loan payable	$2,847	$2,847
Less: Current portion	(1,260)	(787)
Long-term portion	$1,587	$2,060

6. CAPITAL STOCK

On January 27, 2021, the Company filed a Registration Statement on Form S-3 (File No. 333-252475) (the “Registration Statement”) with the Securities and Exchange Commission (the “SEC”). The Registration Statement allows the Company to offer and sell, from time to time in one or more offerings, any combination of common stock, preferred stock, warrants, or units having an aggregate initial offering price not to exceed $100 million. The Registration Statement was declared effective by the SEC on February 3, 2021.

On February 10, 2021, the Company entered into a Sales Agreement (the “Roth Sales Agreement”) with Roth Capital Partners, LLC (the “Agent RCP”), pursuant to which the Company could offer and sell from time to time, through the Agent RCP, shares of the Company’s common stock, registered under the Securities Act, pursuant to the Registration Statement filed on Form S-3.

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

3,212,486 shares of common stock (the “Placement Shares”) were sold under the Roth Sales Agreement between February 11, 2021 and February 23, 2021, pursuant to a prospectus supplement that was filed with the SEC on February 10, 2021. Total gross proceeds for the Placement Shares were $49,937 or $15.54 per share. Net proceeds after brokerage costs, professional, registration and other fees were $48,858 or $15.21 per share.

7. STOCK-BASED COMPENSATION

Options

As of March 31, 2021, the Company has non-qualified stock options outstanding to purchase 88,441 shares of common stock, per the terms set forth in the option agreements. The stock options vest at various times and are exercisable for a period of five years from the date of grant at exercise prices ranging from $2.10 to $21.70 per share, the market value of the Company’s common stock on the date of each grant. The Company determined the fair market value of these options by using the Black Scholes option valuation model.

	March 31, 2021
	Number	Weighted average
	of Options	exercise price
Outstanding, beginning December 31, 2020	88,441	$11.02
Granted	-	-
Exercised	-	-
Forfeited	-	$-
Outstanding at the end of March 31, 2021	88,441	$11.02
Exercisable at the end of March 31, 2021	76,228	$12.31

During the three months ended March 31, 2021 and 2020, the Company charged a total of $12 and $35, respectively, to operations to recognize stock-based compensation expense for stock options.

Restricted Stock Grant to CEO

On January 11, 2021, subject to the Sunworks, Inc. 2016 Equity Incentive Plan, (the “2016 Plan”), the Company entered into a restricted stock grant agreement with its Chief Executive Officer, Gaylon Morris (the “January 2021 RSGA”). All shares issuable under the January 2021 RSGA are valued as of the grant date at $7.95 per share. The January 2021 RSGA provides for the issuance of up to 210,000 shares of the Company’s common stock. The restricted shares will vest as follows: 70,000 of the restricted shares will vest on the one year anniversary of the effective date, and the balance, or 140,000 restricted shares, will vest in 24 equal monthly installments commencing on the one year anniversary of the effective date.

During the three months ended March 31, 2021, stock-based compensation expense of $139 was recognized for the January 2021 RSGA.

The total combined option and restricted stock compensation expense recognized in the condensed consolidated statements of operations during the three months ended March 31, 2021 and 2020 was $151 and $98, respectively.

8. RELATED PARTY TRANSACTIONS

The Company rents a facility in Durham, California from Plan D Enterprises, Inc., an entity controlled by the Company’s President of Commercial Operations, for $9 per month. During the three months ended March 31, 2021, the Company also rented a scissor lift from Plan D Enterprises, Inc. for a cost of $14.

9. COMMITMENTS AND CONTINGENCIES

Litigation

From time to time, the Company is involved in routine litigation that arises in the ordinary course of business. There are no pending significant legal proceedings to which the Company is a party for which management believes the ultimate outcome would have a negative impact on the Company’s financial position except as noted below:

On October 12, 2020, a putative class complaint was filed by a purported stockholder of Sunworks regarding the contemplated, but terminated, merger among iSun, Inc. (formerly The Peck Company Holdings, Inc.), Peck Mercury, Inc. and Sunworks (the “Merger”). The complaint names, as defendants, each of the Sunworks’ Board of Directors (the “Directors”) and asserts that the Directors breached their fiduciary duties. The plaintiff alleges that the consideration to be received by stockholders of Sunworks was inadequate and that the Registration Statement on Form S-4 contained materially incomplete and misleading information regarding the proposed Merger. On November 24, 2020, the parties filed a joint stipulation to dismiss the action without prejudice with a reservation for plaintiff to seek attorneys’ fees and costs; the Court granted that stipulation and ordered the dismissal on November 25, 2020.

There are seven other actions related to the same proposed transaction, of which six have been voluntarily dismissed by the respective plaintiffs. All eight complaints seek: (i) injunctive relief to prevent the consummation of the Merger; (ii) damages suffered by the plaintiff; and (iii) an award of Plaintiff’s expense, including reasonable attorneys’ and experts’ fees. On November 2, 2020, Sunworks filed a Form 8-K that included supplemental disclosures intended to moot the allegations in all of the complaints. Sunworks and the Directors believe the claims asserted in the complaints are without merit and intend to vigorously defend themselves. Sunworks has had on-going settlement discussion, but Sunworks has not entered into any agreement to settle any of the lawsuits. Sunworks is insured against such claims and losses to the extent losses exceed a $1,000 retention amount.

10. SUBSEQUENT EVENTS

On April 8, 2021, the Company, through Sunworks United, acquired all of the issued and outstanding membership interests of Solcius LLC, a California limited liability company (“Solcius”), from Solcius Holdings, LLC. Located in Provo, Utah, Solcius is a full-service, residential solar systems provider.

The acquisition was consummated on April 8, 2021 pursuant to a Membership Interest Purchase Agreement (“the Purchase Agreement”). The purchase price for Solcius consisted of $51,750 in cash, subject to post-closing adjustments related to working capital, cash, indebtedness and transaction expenses. The Purchase Agreement contains customary representations and warranties as well as indemnification obligations. In addition, the Purchase Agreement contains, among other customary restrictive covenants.

As a result of the acquisition, Solcius became a wholly-owned subsidiary of Sunworks United, a wholly-owned subsidiary of Sunworks, Inc. The financial results of Solcius will be included in our consolidated financial results for the quarter ending June 30, 2021 from the date of completion of the acquisition.

Our acquisition of Solcius will be accounted for as a business combination using the acquisition method of accounting in the second quarter of 2021. Given the recent timing of the transaction close, we are in the process of estimating fair values of the assets acquired and liabilities assumed in the business combination. As a result, we are currently unable to provide preliminary allocation of purchase consideration based on the acquisition date fair values of the assets acquired and liabilities assumed as well as other related information, but we will disclose such information in our Quarter Report on Form 10-Q for the quarter ending June 30, 2021.

Sunworks granted an aggregate of 77,500 shares of restricted common stock to certain employees of Solcius in connection with the commencement of their employment with Sunworks. The restricted common stock cliff vests on the one-year anniversary date of the date of grant, or April 12, 2022. The restricted shares granted are priced at $12.15 per share, the closing price of Sunworks’ common stock on April 12, 2021. In addition, options to purchase up to 260,000 shares of common stock were granted to certain employees of Solcius in connection with their commencement of their employment with Sunworks. The common stock options are dated as of April 12, 2021 with an exercise price of $12.15 and vest on the one-year anniversary date of the date of grant, or April 12, 2022.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements and related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q (this Quarterly Report) and the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2020 (our Annual Report). This section contains forward-looking statements that are based on our current expectations and reflect our plans, estimates, and anticipated future financial performance. These statements involve numerous risks and uncertainties. Our actual results may differ materially from those expressed or implied by these forward-looking statements as a result of many factors, including those set forth in the sections entitled “Risk Factors” in Part II, Item 1A, and “Cautionary Note Regarding Forward-Looking Statements” included in this Quarterly Report.

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

All amounts presented in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, unless otherwise noted, are expressed in thousands of U.S. dollars, except share and per share amounts and unless otherwise noted.

Overview

We provide photovoltaic (“PV”) based power systems for the agricultural, commercial, industrial (Commercial), public works, and residential markets in California, Nevada, Massachusetts, Oregon, New Jersey and Hawaii. We have direct sales and/or operations personnel in California, Nevada, Massachusetts, and Oregon. Through our operating subsidiaries, we design, arrange financing, integrate, install, and manage systems ranging in size from 2kW (kilowatt) for residential projects to multi MW (megawatt) systems for larger commercial and public works projects. Commercial installations have included installations at office buildings, manufacturing plants, warehouses, service stations, churches, and agricultural facilities such as farms, wineries, and dairies. Public works installations have included school districts, local municipalities, federal facilities and higher education institutions. We provide a full range of installation services to our solar energy customers including design, system engineering, procurement, permitting, construction, grid connection, warranty, system monitoring and maintenance.

We currently operate in one segment based upon our organizational structure and the way in which our operations are managed and evaluated.

For the first three months of 2021, approximately 75% of our revenue was from installations for the commercial and public works markets and approximately 25% of our revenue was from installations for the residential market.

For the first three months of 2020 approximately 69% of our revenue was from installations for the commercial and public works markets and approximately 31% of our revenue was from installations for the residential market.

On April 8, 2021, we, through Sunworks United, acquired all of the issued and outstanding membership interests of Solcius LLC, a California limited liability company (“Solcius”), from Solcius Holdings, LLC. Located in Provo, Utah, Solcius is a full-service, residential solar systems provider. The acquisition was consummated on April 8, 2021 pursuant to a Membership Interest Purchase Agreement (“the Purchase Agreement”). The purchase price for Solcius consisted of $51,750 in cash, subject to post-closing adjustments related to working capital, cash, indebtedness and transaction expenses. The Purchase Agreement contains customary representations and warranties as well as indemnification obligations. In addition, the Purchase Agreement contains, among other customary restrictive covenants. We issued an aggregate of 77,500 shares of restricted common stock and options to purchase up to 260,000 shares of common stock to certain employees of Solcius in connection with the commencement of their employment with Sunworks.

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

State and local directives, guidelines, and other restrictions, as well as consumer behavior, continue to impact our operations in the regions in which we operate, particularly California. During the three months ended March 31, 2021, we continued to serve customers based on our qualification as an “Essential Business” as defined by county agencies’ directives. COVID-19 and the governmental directives materially disrupted the operations of the local and state governments by closing or restricting operations at city, county and state offices for design reviews, permitting projects, and inspections of projects. Utility companies have been unable to provide timely shutdowns, inspections and interconnection approvals. This disruption negatively impacts our ability to complete projects, generate revenue on projects in backlog and causes many customers to delay decisions on new projects. As a result, continued with certain cost and headcount reductions.

Our revenue and gross profit in the three months ended March 31, 2021 were negatively impacted by governmental responses to the COVID-19 pandemic, which delayed installation activity for our larger public works, agriculture and commercial projects by restricting our employees’ access to our work sites. Earlier governmental orders and social distancing guidelines slowed our sales process, as our customers avoided interacting with our sales and installation personnel and delayed buying decisions.

We received a loan under the Paycheck Protection Program of $2,847 which was used to pay for payroll costs, interest on debt, rent, utilities, and group health care benefits, allowing the Company to focus on revenue generating activities in an effort to mitigate some of the impact COVID-19 has on our business.

Although there is uncertainty around the continued impact and severity the COVID-19 pandemic has had, and will continue to have, on our operations, these developments and measures have negatively affected our business. We will continue to manage the impact through appropriate operational measures. Of concern is how the COVID-19 pandemic continues to fluctuate and could continue to adversely impact our ability to source materials used in our operations or affect our ability to complete ongoing installations in a timely manner. Several of our personnel have been subject to Company-imposed quarantine restrictions based upon possible contact with individuals who have tested positive. We are requiring our personnel wear masks, are enforcing social distancing and believe we are taking appropriate sanitization measures. We cannot predict whether any one of our key executives or other personnel could become incapacitated by COVID-19.

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

Revenue Recognition

Revenues and related costs on construction contracts are recognized as the performance obligations for work are satisfied over time in accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers. Under ASC 606, revenue and associated profit, engineering, procurement and construction (EPC) projects for residential and smaller commercial systems that require us to deliver functioning solar power systems are generally completed within two to twelve months from commencement of construction. Construction on larger commercial projects may be completed within eighteen to thirty-six months, depending on the size and location. We recognize revenue from EPC services over time as our performance creates or enhances an energy generation asset controlled by the customer.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2021 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2020

REVENUE AND COST OF GOODS SOLD

For the three months ended March 31, 2021, revenue decreased 50% to $6,169 compared to $12,361 for the three months ended March 31, 2020. Approximately 75% of revenue in the first three months of 2021 was from installations for the commercial and public works markets compared to 69% of revenue in the same period the prior year. For the first three months of 2021, commercial revenue fell by $1,615 or 35%, public works $2,334 or 59% and residential revenue fell by $2,243 or 59%, respectively, when compared to the same three months of 2020.

Cost of goods sold for the three months ended March 31, 2021, was $6,078 or 42.3% less than the $10,535 reported for the three months ended March 31, 2020.

Gross profit was $91 for the three months ended March 31, 2021. This compares to $1,826 of gross profit for the same period of the prior year. Gross profit decreased and was impacted by an accrual of $550 in additional costs estimated for a project’s system modifications and additional interconnection charges required by Southern California Edison, the local utility.

Revenue and gross profit in the three months ended March 31, 2021 were negatively impacted by the continuing impact of COVID-19 on our supply chain and governmental responses to the pandemic. Our receipt of utility approvals or permits to build from local governmental authorities slowed or stopped earlier in the year, reducing the number of commercial installations ready for construction during the quarter. Residential revenue has been severely impacted by the unavailability of increasingly popular battery storage systems now commonly designed into and important to residential installations. As a result of the battery shortage, we are pursuing alternative battery storage solutions.

SELLING AND MARKETING EXPENSES

For the three months ended March 31, 2021, the Company’s selling and marketing (“S&M”) expenses were $1,231 compared to $1,527 for the three months ended March 31, 2020. The S&M expenses were $296 less than the same period in the prior year. Most of the decrease resulted from lower third-party and in-house commissions and lower financing charges offset by an increase in direct advertising expenses of $58.

GENERAL AND ADMINISTRATIVE EXPENSES

Total general and administrative (“G&A”) expenses of $3,452 for the three months ended March 31, 2021 compared to $2,609 for the first three months of 2020. The $843 increase in G&A expense is non-recurring as the increase is attributable to $710 of costs incurred for legal, accounting and consulting specifically related to the acquisition of Solcius and a total of $200 in bonuses paid to five of the directors. Excluding the non-recurring charges, the G&A expenses decreased slightly. Headcount reductions between periods resulted in savings in salaries and employee benefits, and bad debt expenses were lower. These savings were partially offset by increases in D&O insurance, accounting and software related costs.

GOODWILL IMPAIRMENT

Goodwill impairment recorded for the three months ended March 31, 2021 and 2020 was $0 and $4,000, respectively. We retained an independent valuation consultant to perform a quantitative assessment of goodwill at December 31, 2020 and March 31, 2020. In accordance with our policies, we performed a quantitative assessment of goodwill at December 31, 2019, and no impairment was found. As a result of the events and circumstances resulting from the COVID-19 pandemic, our outlook for revenue, profitability and cash flow deteriorated. Therefore, we performed another quantitative assessment of goodwill at March 31, 2020. It was determined that the carrying value of goodwill exceeded its fair value at March 31, 2020 and, as a result, we recorded an impairment of $4,000 during the first three months of 2020.

STOCK-BASED COMPENSATION EXPENSES

During the three months ended March 31, 2021 we incurred $151 in total non-cash stock-based compensation expense compared to $98 for the same period in the prior year. In January 2021, we entered into a restricted stock grant agreement with Gaylon Morris for 210,000 shares (the “January 2021 RSGA”) in connection with his commencement of employment. All shares issuable under the January 2021 RSGA are valued as of the grant date of $7.95 per share. The grant is being expensed on a straight-line basis over 36 months. For the three months ended March 31, 2021 we recognized $139 of expense. For the three months ended March 31, 2020 we recognized the final $63 of expense related to the March 2017 restricted stock grant to the former chairman and CEO.

Stock-based compensation, excluding restricted stock grant agreements, related to employee and director options totaled $12 and $35 for the three months ended March 31, 2021 and 2020, respectively.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expenses for the three months ended March 31, 2021 were $65 compared to $81 for the same period in the prior year. Depreciation and amortization expenses decreased primarily as a result of the decrease in the amortization of leasehold improvement costs for terminated facility leases and other assets becoming fully depreciated.

OTHER EXPENSE

Other expense was $5 for the three months ended March 31, 2021, compared to $259 for the same three months in 2020. Interest expense for the first three months of 2021 was $9 for the Paycheck Protection Program loan and insurance premium financing. The $259 of interest expense in the prior year was for the interest paid on the remaining $2,250 balance under the promissory notes issued to CrowdOut Capital, Inc. (“CrowdOut”) plus the amortization of the $435 exit fee and the origination fees both of which are shown as interest expense.

NET LOSS

The net loss for the three months ended March 31, 2021 was $4,813, compared to a net loss of $6,748, including the $4,000 goodwill impairment expense, for the three months ended March 31, 2020.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Capital Resources

Liquidity

We had $82,757 in cash, cash equivalents and restricted cash at March 31, 2021, as compared to $39,339 at December 31, 2020. We believe that the aggregate of our existing cash and cash equivalents is sufficient to meet our operating cash requirements and strategic objectives for growth for at least the next year, even after the Solcius acquisition. To satisfy our capital requirements, including other acquisitions and ongoing future operations, we may seek to raise additional financing through debt and equity financings.

On January 27, 2021, the Company filed a Registration Statement on Form S-3 (File No. 333-252475) (the “Registration Statement”), with the SEC. The Registration Statement allows the Company to offer and sell, from time to time in one or more offerings, any combination of common stock, preferred stock, warrants, or units having an aggregate initial offering price not to exceed $100 million. The Registration Statement was declared effective by the SEC on February 3, 2021. Approximately $50,000 of the $100,000 total is available for future offerings pursuant to the Registration Statement.

As of March 31, 2021, our working capital was $74,942 compared to a working capital of $30,890 at December 31, 2020.

During the three months ended March 31, 2021, we used $5,425 of cash in operating activities compared to $3,609 used in operating activities for the same period in the prior year. The cash used in operating activities was primarily the result of the current year net loss combined with changes in working capital accounts.

Net cash used by investing activities was $15 for the three months March 31, 2021 compared to $27 used in investing activities in the three months ended March 31, 2020. The cash used in investing activities was for purchases of equipment.

Net cash provided by financing activities during the three months ended March 31, 2021 was $48,858. This is due to net proceeds for the from the sales of common stock in February 2021. The cash provided by financing activities was used to purchase all of the issued and outstanding membership interests of Solcius for $51,750 in cash. Located in Provo, Utah, Solcius is a full-service, residential solar systems provider.

Net cash provided by financing activities during the three months ended March 31, 2020 was $5,953. The cash provided by financing activities during the first three months of 2020 was primarily used to pay $1,500 of principal on the Senior Promissory Note, held by CrowdOut, offset the cash used in operating activities and to pay off the acquisition convertible promissory note and existing vehicle and equipment debt. Net cash received through the sales of our common stock pursuant to an At Market Issuance Sales Agreement totaled $7,736 during the three months ended March 31, 2020.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal first quarter ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit No.	Description
2.1	Membership Interest Purchase Agreement, dated as of April 8, 2021, by and between Solcius Holdings, LLC and Sunworks United Inc. (incorporated by reference to Exhibit 2.1 to the Form 8-K filed by the Company with the SEC on April 8, 2021).
3.1	Certificate of Amendment of Bylaws (incorporated by reference to Exhibit 3.1 to the Form 8-K filed by the Company with the SEC on April 19, 2021).
10.1	Employment Agreement effective as of January 11, 2021 between Sunworks, Inc. and Gaylon Morris (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Company with the SEC on January 13, 2021).
10.2*#	Restricted Stock Grant Agreement effective as of January 11, 2021 between Sunworks, Inc. and Gaylon Morris.
31.1*	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
31.2*	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document.
101.SCH**	XBRL Taxonomy Extension Schema Document.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

**	Furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

#	Portions of this exhibit have been redacted in accordance with Item 601(b)(10) of Regulation S-K.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Roseville, State of California, on May 13, 2021.

Sunworks, Inc.

Date: May 13, 2021	By:	/s/ Gaylon Morris
Gaylon Morris, Chief Executive Officer
(Principal Executive Officer)

Date: May 13, 2021	By:	/s/ Paul C. McDonnel
Paul C. McDonnel, Interim Chief Financial Officer
(Principal Financial and Accounting Officer)

