Form 10-Q
period 2021-06-30
Sunworks, Inc.
filed 2021-08-13
CIK 1172631

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021.

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

The number of shares of registrant’s common stock outstanding as of August 13, 2021 was 27,047,744

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

The forward-looking statements included herein are based on current expectations of our management based on available information and involve a number of risks and uncertainties, all of which are difficult or impossible to predict accurately and many of which are beyond our control. As such, our actual results may differ significantly from those expressed in any forward-looking statements. Factors that might cause these differences include, but are not limited to, the impacts of the COVID-19 pandemic, including the impacts on us, our operations, or our future financial and operational results; those factors discussed in Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020 (our Annual Report), and the additional risks described in other documents we file from time to time with the Securities and Exchange Commission (SEC). In light of the significant risks and uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by us or any other person that such results will be achieved, and readers are cautioned not to place undue reliance on such forward-looking information. Except as may be required by law, we disclaim any intent to revise the forward-looking statements contained herein to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

SUNWORKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2021 AND DECEMBER 31, 2020

(in thousands, except share and per share data)

	June 30, 2021	December 31, 2020
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$26,860	$38,991
Restricted cash	348	348
Accounts receivable, net	8,383	2,890
Inventory	6,973	1,179
Contract assets	9,824	2,397
Other current assets	2,540	137
Total Current Assets	54,928	45,942
Property and equipment, net	3,725	198
Finance lease right-of-use assets, net	1,142	-
Operating lease right-of-use assets	2,479	694
Deposits	120	47
Intangible assets, net	10,770	-
Goodwill	37,654	5,464
Total Assets	$110,818	$52,345

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable and accrued liabilities	$15,914	$7,356
Contract liabilities	12,911	6,260
Finance lease liability, current portion	415	-
Operating lease liability, current portion	860	649
Paycheck Protection Program loan payable, current portion	-	787
Total Current Liabilities	30,100	15,052

Long-Term Liabilities:
Finance lease liability, net of current portion	409	-
Operating lease liability, net of current portion	1,619	45
Paycheck Protection Program loan payable, net of current portion	-	2,060
Warranty liability	1,191	1,131
Total Long-Term Liabilities	3,219	3,236
Total Liabilities	33,319	18,288

Commitments and contingencies

Shareholders’ Equity:
Preferred stock Series B, $0.001 par value, 5,000,000 authorized shares; no shares issued and outstanding	-	-
Common stock, $0.001 par value; 50,000,000 authorized shares; 27,047,744 and 23,835,258 shares issued and outstanding, at June 30, 2021 and December 31, 2020, respectively	27	24
Additional paid-in capital	172,787	122,668
Accumulated deficit	(95,315)	(88,635)
Total Shareholders’ Equity	77,499	34,057

Total Liabilities and Shareholders’ Equity	$110,818	$52,345

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUNWORKS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 and 2020

(in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020

Revenue, net	$32,091	$9,670	$38,260	$22,031

Cost of Goods Sold	16,953	7,263	23,031	17,798

Gross Profit	15,138	2,407	15,229	4,233

Operating Expenses:
Selling and marketing	10,165	1,268	11,396	2,795
General and administrative	6,738	2,365	10,190	4,974
Goodwill impairment	-	-	-	4,000
Stock-based compensation	1,113	23	1,264	121
Depreciation and amortization	1,905	83	1,970	164

Total Operating Expenses	19,921	3,739	24,820	12,054

Operating Loss	(4,783)	(1,332)	(9,591)	(7,821)

Other Income (Expense)
Other income, net	2,886	10	2,890	10
Interest expense	(21)	(137)	(30)	(396)
Gain on disposal of property and equipment	51	-	51	-

Total Other Income (Expense), net	2,916	(127)	2,911	(386)

Loss before Income Taxes	(1,867)	(1,459)	(6,680)	(8,207)

Income Tax Expense	-	-	-	-

Net Loss	$(1,867)	$(1,459)	$(6,680)	$(8,207)

LOSS PER SHARE:
Basic	$(0.07)	$(0.09)	$(0.26)	$(0.59)
Diluted	$(0.07)	$(0.09)	$(0.26)	$(0.59)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
Basic	27,047,744	16,628,992	26,145,676	13,896,447
Diluted	27,047,744	16,628,992	26,145,676	13,896,447

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUNWORKS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED June 30, 2021 and 2020

(in thousands, except share and per share data)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2020	23,835,258	$24	$122,668	$(88,635)	$34,057
Stock-based compensation	-	-	151	-	151
Sales of common stock pursuant to S-3 registration statement, net	3,212,486	3	48,855	-	48,858
Net loss for the three months ended March 31, 2021	-	-	-	(4,813)	(4,813)
Balance at March 31, 2021	27,047,744	27	171,674	(93,448)	78,253
Stock-based compensation	-	-	1,113	-	1,113
Net loss for the three months ended June 30, 2021	-	-	-	(1,867)	(1,867)
Balance at June 30, 2021	27,047,744	$27	$172,787	$(95,315)	$77,499

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2019	6,805,697	$7	$81,132	$(72,696)	$8,443
Stock-based compensation for options	-	-	35	-	35
Issuance of common stock under terms of restricted stock grants	5,952	-	63	-	63
Sales of common stock pursuant to S-3 registration statement	9,817,343	10	7,726	-	7,736
Net loss for the three months ended March 31, 2020	-	-	-	(6,748)	(6,748)
Balance at March 31, 2020	16,628,992	17	88,956	(79,444)	9,529
Stock-based compensation for options	-	-	23	-	23
Net loss for the three months ended June 30, 2020	-	-	-	(1,459)	(1,459)
Balance at June 30, 2020	16,628,992	$17	$88,979	$(80,903)	$8,093

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUNWORKS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED June 30, 2021 and 2020

(in thousands, except share and per share data)

	Six Months Ended
	June 30, 2021	June 30, 2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,680)	$(8,207)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,970	164
Amortization of right-of-use assets	484	331
Gain on sale of equipment	(51)	-
Paycheck Protection Program loan forgiveness	(2,881)	-
Stock-based compensation	1,264	121
Goodwill impairment	-	4,000
Amortization of debt issuance costs	-	180
Bad debt expense	188	280
Changes in Operating Assets and Liabilities, net of acquisition
Accounts receivable	(3,952)	3,531
Inventory	(1,961)	1,302
Deposits and other current assets	(782)	(321)
Contract assets	(91)	591
Accounts payable and accrued liabilities	1,635	(4,232)
Contract liabilities	1,378	(1,560)
Warranty liability	60	50
Operating lease liability	(484)	(331)
NET CASH USED IN OPERATING ACTIVITIES	(9,903)	(4,101)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Solcius LLC, net of cash acquired	(50,619)	-
Purchase of property and equipment	(429)	(25)
Proceeds from sale of equipment	61	-
NET CASH USED IN INVESTING ACTIVITIES	(50,987)	(25)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loans payable repayments	-	(310)
Promissory note payable repayment	-	(1,500)
Principal payments on finance lease liabilities	(99)	-
Proceeds from Paycheck Protection Program loan payable	-	2,847
Proceeds from sale of common stock, net	48,858	7,736
NET CASH PROVIDED BY FINANCING ACTIVITIES	48,759	8,773

NET CHANGE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(12,131)	4,647
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH BEGINNING OF PERIOD	39,339	3,539
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, END OF PERIOD	$27,208	$8,186

Cash and cash equivalents	$26,860	$7,838
Restricted cash	348	348
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, END OF PERIOD	$27,208	$8,186

CASH PAID FOR:
Interest	$11	$143
Franchise and corporate excise taxes	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS
Increase in operating right-of-use assets and liabilities due to lease modification	103
Right-of-use assets obtained in exchange for new finance lease liability	$87	-
Right-of-use assets obtained in exchange for new operating lease liability	$481	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUNWORKS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(dollars in thousands, except share and per share data)

References herein to “we,” “us,” “Sunworks,” and “the Company” are to Sunworks, Inc. and its wholly owned subsidiaries Sunworks United, Inc. (“dba Sunworks United”), MD Energy, Inc. (“MD Energy”), Plan B Enterprises, Inc. (“Plan B”) and Solcius LLC (“Solcius”).

1. BASIS OF PRESENTATION

Sunworks, Inc. (NASDAQ:SUNW) through its wholly owned subsidiaries is a provider of high-performance solar power systems. Sunworks sells, engineers, procures materials, constructs and maintains photo-voltaic solar power systems for customers in a wide range of industries including residential, agricultural, commercial and industrial, state and federal, and public works. Systems range in size from 2 kilowatt to multi-megawatt in size.

On April 8, 2021, Sunworks, Inc., through its operating subsidiary Sunworks United Inc. (the “Buyer”), acquired all of the issued and outstanding membership interests (the “Acquisition”) of Solcius LLC, a California limited liability company (“Solcius”), from Solcius Holdings, LLC (“Seller”). Located in Provo, Utah, Solcius is a full-service, residential solar systems provider. The transaction creates a national solar power provider with a presence in 12 states, including California, Oregon, Utah, Nevada, Arizona, New Mexico, Texas, Colorado, Minnesota, Wisconsin, Massachusetts, New Jersey, Hawaii and South Carolina. The transaction enhances economies of scale, leading to better access to suppliers, vendors and financial partners, as well as marketing and customer acquisition opportunities.

The Acquisition was consummated on April 8, 2021 pursuant to a Membership Interest Purchase Agreement, dated as of April 8, 2021 (the “Purchase Agreement”), by and between Buyer and Seller. The purchase price for Solcius consisted of $51,750 in cash, subject to post-closing adjustments related to working capital, cash, indebtedness and transaction expenses. The acquired assets and operating results of Solcius are included in these unaudited condensed consolidated financial statements (“financial statements”) and footnotes since the date of acquisition through June 30, 2021 (see Note 3).

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. The financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of the Company is presented to assist in understanding the Company’s financial statements. These accounting policies conform to GAAP and have been consistently applied in the preparation of the financial statements.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Sunworks, Inc., and its wholly owned operating subsidiaries, Sunworks United, MD Energy, Plan B and Solcius. All material intercompany transactions have been eliminated upon consolidation of these entities.

Reclassifications

Certain reclassifications have been made to prior year’s financial statements to conform to classifications used in the current year. Sales commissions, finders’ fees and financing fees paid to third parties have been reclassified from cost of goods sold to selling and marketing in the condensed consolidated statements of operations with no change in the previously reported net losses. Customer deposits have been reclassified and included in contract liabilities.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include estimates used to assess the realizability of the Company’s goodwill, impairments and estimations of long-lived assets, revenue recognition on construction contracts recognized over time, fair value of assets acquired and liabilities assumed in a business combination, allowances for uncollectible accounts, operating and finance lease right-of-use assets and liabilities, warranty reserves, inventory valuation, valuations of non-cash capital stock issuances and the valuation allowance on deferred tax assets. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable in the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Revenue Recognition

Revenue and related costs on construction contracts are recognized as the performance obligations for work are satisfied over time in accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers. Under ASC 606, revenue and associated profit, engineering, procurement and construction (“EPC”) projects for residential and smaller commercial systems that require us to deliver functioning solar power systems are generally completed within two to twelve months from commencement of construction. Construction on larger commercial projects may be completed within eighteen to thirty-six months, depending on the size and location. We recognize revenue from EPC services over time as our performance creates or enhances an energy generation asset controlled by the customer.

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

Contract assets represent revenue recognized in excess of amounts invoiced to customers on contracts in progress together with commissions paid to third-party sales partners prior to revenue being recognized on residential projects. Contract liabilities represent amounts invoiced to and deposits paid by customers in excess of revenue recognized on contracts in progress.

Accounts Receivable

Accounts receivable are recorded on contracts for amounts currently due based upon progress billings, as well as retention, which are collectible upon completion of the contracts. Retention receivable is the amount withheld by a customer until a contract is completed. Retention receivables of $262 and $392 were included in the balance of trade accounts receivable as of June 30, 2021 and December 31, 2020, respectively.

The Company performs ongoing credit evaluation of its customers. Management monitors outstanding receivables based on factors surrounding the credit risk of specific customers, historical trends, age of receivables and other information, and records bad debts using the allowance method. Accounts receivable are presented net of an allowance for doubtful accounts at June 30, 2021 of $295 and at December 31, 2020 of $253. During the three months ended June 30, 2021, $134 of uncollectible accounts receivable was written off against the allowance for doubtful accounts. Additionally, during the three months ended June 30, 2021, $183 was recorded as bad debt expense compared to $158 in the prior year period. During the six months ended June 30, 2021 and 2020, $188 and $280, respectively, was recorded as bad debt expense.

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

Property and Equipment

Property and equipment are stated at cost. Depreciation for property and equipment commences when property and equipment are put into service and are depreciated using the straight-line method over the property and equipment’s estimated useful lives:

Machinery & equipment	3-7 Years
Office equipment & fixtures	5-7 Years
Computers & software	3-5 Years
Vehicles & trailers	3-7 Years
Leaseholder improvements	3-5 Years

Intangible Assets

The Company’s intangible assets at June 30, 2021 consist of the following:

	Amortization periods	Cost	Accumulated amortization	Net carrying value
Trademarks	10 Years	$5,200	$(130)	$5,070
Backlog of projects	9 Months	2,000	(667)	1,333
Covenant not-to-compete	3 Years	2,400	(200)	2,200
Software (included in property and equipment)	3 Years	3,400	(283)	3,117
Dealer relationships	18 Months	2,600	(433)	2,167
		$15,600	$(1,713)	$13,887

Intangible assets are stated at their original estimated value at the date of acquisition. The amortization of intangible assets commences upon acquisition. The intangible assets are being amortized using the straight-line method over the intangible asset’s estimated useful life:

Amortization expenses for intangible assets for the three and six months ended June 30, 2021 was as follows:

	For the	For the
	Three Months Ended	Six Months Ended
	June 30, 2021	June 30, 2021
Trademarks	$130	$130
Backlog of projects	667	667
Covenant not-to-compete	200	200
Software	283	283
Dealer relationships	433	433
	$1,713	$1,713

Estimated future amortization expense for the Company’s intangible assets as June 30, 2021 is as follows:

Years ending December 31,
Remainder of 2021	$3,427
2022	$3,753
2023	$2,453
2024	$1,004
2025	$520
Thereafter	$2,730

Depreciation and amortization expense for the three months ended June 30, 2021 and 2020 was $1,905 and $83, respectively. Depreciation and amortization expense for the six months ended June 30, 2021 and 2020 was $1,970 and $164, respectively.

Leases

The Company determines if an arrangement is a lease at inception. Operating lease right-of-use assets (“ROU assets”) and short-term and long-term lease liabilities are included in the condensed consolidated balance sheet. With the acquisition of Solcius in April 2021, the Company has finance lease ROU assets and finance lease liabilities, which are presented appropriately in the condensed consolidated balance sheet.

ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating and finance lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of the Company’s leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The operating and finance lease ROU asset also excludes lease incentives. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term. The Company has lease agreements with lease and non-lease components, which are accounted for as a single lease component. For lease agreements with terms less than 12 months, the Company has elected the short-term lease measurement and recognition exemption, and the Company recognizes such lease payments on a straight-line basis over the lease term.

Stock-Based Compensation

The Company periodically issues stock options and restricted stock units (“RSU”) to employees and non-employees. The Company accounts for stock option and RSU grants issued and vesting to employees based on the authoritative guidance provided by the Financial Accounting Standards Board (“FASB”) whereas the value of the award is measured on the date of grant and recognized over the vesting period. The Company accounts for stock option and RSU grants issued and vesting to non-employees in accordance with the authoritative guidance of the FASB whereas the value of the stock compensation is based upon the measurement date as determined at either a) the date at which a performance commitment is reached, or b) at the date at which the necessary performance to earn the equity instruments is complete. Non-employee stock-based compensation charges generally are amortized over the vesting period on a straight-line basis. In certain circumstances where there are no future performance requirements by the non-employee, option grants are immediately vested and the total stock-based compensation charge is recorded in the period of the measurement date.

Basic and Diluted Net (Loss) per Share Calculations

(Loss) per Share dictates the calculation of basic earnings (loss) per share and diluted earnings per share. Basic earnings (loss) per share are computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The shares for employee options and RSUs were not used in the calculation of the net loss per share.

A net loss causes all outstanding common stock options and unvested RSUs to be anti-dilutive. As a result, the basic and diluted losses per common share are the same for the three and six months ended June 30, 2021 and 2020, respectively.

As of June 30, 2021, the potentially dilutive securities that have been excluded from the computations of weighted average shares outstanding include 329,914 stock options and 287,500 unvested RSUs.

As of June 30, 2020, the potentially dilutive securities that have been excluded from the computations of weighted average shares outstanding include 128,411 stock options.

Dilutive per share amounts are computed using the weighted-average number of common shares outstanding and potentially dilutive securities, using the treasury stock method, if their effect would be dilutive.

Business Combinations and Goodwill

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

The Company retains a valuation consulting firm to test for goodwill impairment in the fourth quarter of each year and whenever events or circumstances indicate that the carrying amount of an asset exceeds its fair value and may not be recoverable. Early in 2020, as a result of the events and circumstances resulting from the COVID-19 pandemic, the Company’s outlook for revenue, profitability and cash flow had deteriorated. Therefore, the Company performed a quantitative assessment of goodwill at March 31, 2020. It was determined that the carrying value of goodwill exceeded its fair value at March 31, 2020. As a result, the Company recorded an impairment of $4,000. In accordance with the Company’s policies, the Company performed a quantitative assessment of goodwill at December 31, 2020 and no impairment was found.

Fair Value of Financial Instruments

Disclosures about fair value of financial instruments, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of June 30, 2021, the amounts reported for cash, accrued interest and other expenses, and notes payable approximate the fair value because of their short maturities.

We account for financial instruments measured as fair value on a recurring basis under ASC Topic 820. ASC Topic 820 defines fair value and established a framework for measuring fair value in accordance with GAAP and also expands disclosures about fair value measurements.

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

New Accounting Pronouncements

Management reviewed currently issued pronouncements during the six months ended June 30, 2021, and believes that any other recently issued, but not yet effective, accounting standards, if currently adopted, would not have a material effect on the accompanying condensed consolidated financial statements.

3. BUSINESS ACQUISITION

On April 8, 2021, pursuant to the Purchase Agreement, the Company, through its operating subsidiary Sunworks United Inc. acquired all of the issued and outstanding membership interests of Solcius from the Seller. Located in Provo, Utah, Solcius is a full-service residential solar systems provider.

The purchase price for Solcius consisted of $51,750 in cash subject to post-closing adjustments related to working capital, cash, indebtedness and transaction expenses. The Acquisition was accounted for under ASC 805 and the financial results of Solcius have been included in the Company’s financial statements since the date of the Acquisition.

Purchase Price Allocation

Under the purchase method of accounting, the transaction was valued for accounting purposes at $52,111 which was the fair value of Solcius at the time of acquisition. The assets and liabilities of Solcius were recorded at their respective fair values as of the date of acquisition. The Company used a valuation consultant who identified $15,600 of separately identifiable intangible assets. Any difference between the cost of Solcius and the fair value of the assets acquired and liabilities assumed is recorded as goodwill. The acquisition date estimated fair value of the consideration transferred consisted of the following

(in thousands)
Base purchase price	$51,750
Working capital shortfall	(1,131)
Cash surplus	1,492
Total purchase price paid	$52,111

Cash	$1,492
Accounts receivable	1,729
Inventory	3,833
Contract assets	7,336
Prepaids and other current assets	1,603
Property and equipment	139
Deposits	91
Operating lease right-of-use asset	1,885
Finance lease right-of-use assets	1,200
Other intangible assets	15,600
Identifiable assets acquired	34,908
Accounts payable and accrued liabilities	(6,957)
Contract liabilities	(5,273)
Operating and finance lease liabilities	(2,757)
Liabilities assumed	(14,987)
Net identifiable assets acquired	19,921
Goodwill	32,190
Net assets acquired	$52,111

During the three and six months ended June 30, 2021, we recorded total transaction costs related to the Acquisition of $40 and $750, respectively. These expenses were accounted for separately from the net assets acquired, and are included in general and administrative expense.

We will continue to conduct assessments of the net assets acquired and recognized amounts for identifiable assets acquired and liabilities assumed at their estimated acquisition date fair values. We expect that it may take into late 2021 until all post-closing assessments and adjustments are finalized.

Pro Forma Information

The results of operations for the Acquisition since the April 8, 2021 closing date have been included in our June 30, 2021 condensed consolidated financial statements and include approximately $22,812 of total revenue. The following unaudited pro forma financial information represents a summary of the consolidated results of operations for the three months and six months ended June 30, 2021 and 2020, assuming the acquisition had been completed as of January 1, 2020. The pro forma financial information includes certain non-recurring pro forma adjustments that were directly attributable to the business combination. The proforma adjustments include the elimination of Acquisition transaction expenses totaling $750 incurred in 2021, and adjustments to recognize amortization of intangible assets, retention stock-based compensation programs and retention bonus accruals in 2020. The retention bonus expense is recognized over the first year following the Acquisition. The pro forma financial information is not necessarily indicative of the results of operations that would have been achieved if the acquisition had been effective as of these dates, or of future results.

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020

Revenue, net	$33,532	$30,775	$64,344	$69,578

Net Loss	$(282)	$(2,424)	$(4,414)	$(11,225)

4. REVENUE FROM CONTRACTS WITH CUSTOMERS

The following table represents a disaggregation of revenue by customer type from contracts with customers for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Commercial	$6,221	$5,152	$9,216	$9,762
Public Works	940	2,717	2,584	6,695
Residential	24,930	1,801	26,460	5,574
Total	$32,091	$9,670	$38,260	$22,031

Contract assets represent revenue recognized in excess of amounts invoiced on contracts in progress. Contract liabilities represent billings in excess of revenue recognized on contracts in progress. At June 30, 2021 and December 31, 2020, the contract asset balances were $9,824 and $2,397, and the contract liability balances were $12,911 and $6,260, respectively. During the three and six months ended June 30, 2021, the Company recognized revenue of approximately $2,335 and $3,846 from the $6,260 contract liabilities balance as of December 31, 2020, respectively.

5. OPERATING SEGMENTS

The acquisition of Solcius was completed in April 2021. Solcius is a separate segment for management reporting purposes. Segment net revenue, segment operating expenses and segment contribution (loss) information consisted of the following for the three months ended June 30, 2021.

	For the Three Months Ended June 30, 2021
	Solcius	Sunworks	Total
Net revenue	$22,812	$9,279	$32,091
Cost of sales	9,745	7,208	16,953
Gross profit	13,067	2,071	15,138

Operating expenses
Selling & marketing	8,861	1,304	10,165
General & administrative	3,531	3,207	6,738
Segment contribution (loss)	675	(2,440)	(1,765)

Stock-based compensation	967	146	1,113
Depreciation and amortization	1,870	35	1,905
Operating income (loss)	$(2,162)	$(2,621)	$(4,783)

	For the Six Months Ended June 30, 2021
	Solcius	Sunworks	Total
Net revenue	$22,812	$15,448	$38,260
Cost of sales	9,745	13,286	23,031
Gross profit	13,067	2,162	15,229

Operating expenses
Selling & marketing	8,861	2,535	11,396
General & administrative	3,531	6,659	10,190
Segment contribution (loss)	675	(7,032)	(6,357)

Stock-based compensation	967	297	1,264
Depreciation and amortization	1,870	100	1,970
Operating income (loss)	$(2,162)	$(7,429)	$(9,591)

6. RIGHT-OF-USE OPERATING LEASES

The Company has ROU operating leases for offices, warehouses, vehicles, and office equipment. The Company’s leases have remaining lease terms of 1 year to 6 years, some of which include options to extend.

The Company’s operating lease expense for the three and six months ended June 30, 2021 amounted to $444 and $758, respectively. Operating lease payments, which reduced operating cash flows for the three and six months ended June 30, 2021 amounted to $444 and $758, respectively. The difference between the ROU asset amortization of $484 and the associated lease expense of $758 consists of early cancellation of a facility lease obligation, new facility leases, short-term leases excluded from the ROU asset calculation, basic operating lease expenses included in the lease expense for property and sales taxes, triple net and common area charges for facilities and other equipment and vehicle lease related charges.

Supplemental balance sheet information related to leases is as follows:

June 30, 2021
(in thousands)
Operating lease right-of-use assets	$2,479

Operating lease liabilities—short term	860
Operating lease liabilities—long term	1,619
Total operating lease liabilities	$2,479

As of June 30, 2021, the weighted average remaining lease term was 2.46 years and the weighted average discount rate for the Company’s leases was 3.9%.

Minimum payments for the operating leases are as follows:

Operating Leases
(in thousands)
Remainder of 2021	$565
2022	716
2023	478
2024	312
2025	294
Thereafter	269
Total lease payments	$2,634
Less: imputed interest	155
Total	$2,479

7. RIGHT-OF-USE FINANCE LEASES

The Company has finance leases for vehicles. The Company’s finance leases have remaining lease terms of 1 year to 4 years.

Supplemental balance sheet information related to finance leases is as follows:

June 30, 2021
(in thousands)
Finance lease right-of-use asset cost	$1,280
Finance lease right-of-use accumulated amortization	(138)
Finance lease right of use asset, net	$1,142

Finance lease obligation—short term	$415
Finance lease obligation—long term	409
Total finance lease obligation	$824

As of June 30, 2021, the weighted average remaining lease term was 2.05 years and the weighted average discount rate for the Company’s leases was 4.9%.

Minimum finance lease payments for the remaining lease terms are as follows:

June 30, 2021
(in thousands)
Remainder of 2021	$268
2022	360
2023	179
2024	43
2025	16
Thereafter	-
Total lease payments	$866
Less: imputed interest	42
Total	$824

8. PAYCHECK PROTECTION PROGRAM LOAN PAYABLE

On April 28, 2020 the Company’s operating subsidiary, Sunworks United, Inc., received a loan under the Paycheck Protection Program (“PPP”), which was established by the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), of $2,847. As modified by the subsequent PPP Flexibility Act of 2020, proceeds from the loan were used to cover documented expenses related to payroll, rent and utilities, during the 24-week period after the cash was received by the Company. The 24-week period ended on October 12, 2020. The loan was accounted for as a financial liability in accordance with FASB ASC 470 until June 29, 2021 when the $2,847 loan was fully forgiven, together with $34 of accrued interest. As a result, the Company recorded a gain on extinguishment of the debt which is included in other income on the condensed consolidated statements of operations for the three and six months ended June 30, 2021.

9. CAPITAL STOCK

Common Stock

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

10. STOCK-BASED COMPENSATION

Options

As of June 30, 2021, the Company has non-qualified stock options outstanding to purchase 329,914 shares of common stock, per the terms set forth in the option agreements. The stock options vest at various times and are exercisable for a period of five years from the date of grant at exercise prices ranging from $2.10 to $21.70 per share, the market value of the Company’s common stock on the date of each grant. The Company determined the fair market value of these options by using the Black Scholes option valuation model.

On April 12, 2021, subject to the 2016 Plan, the Company granted eight members of Solcius management incentive stock options for a total of 260,000 shares of common stock. The entire 260,000 options vest on April 8, 2022, the one-year anniversary date of the Solcius acquisition. The exercise price of each option share is $12.15, the closing price of Sunworks stock on April 12, 2021. The Company determined the fair market value of these options at $10.30 per share by using the Black Scholes option valuation model. The annualized volatility is 126.0 percent with an annual risk-free interest rate of 1.69 percent. The options mature and expire in five years from date of grant.

	June 30, 2021
	Number	Weighted average
	of Options	exercise price
Outstanding, beginning December 31, 2020	88,441	$11.02
Granted	260,000	$12.15
Exercised	-	-
Forfeited	(6,385)	$6.14
Expired	(12,142)	$18.76
Outstanding at the end of June 30, 2021	329,914	$11.72
Exercisable at the end of June 30, 2021	63,780	$10.83

During the three months ended June 30, 2021 and 2020, the Company charged a total of $738 and $23, respectively, to operations to recognize stock-based compensation expense for stock options.

During the six months ended June 30, 2021 and 2020, the Company charged a total of $750 and $58, respectively, to operations to recognize stock-based compensation expense for stock options.

RSU to CEO

On January 11, 2021, subject to the Sunworks, Inc. 2016 Equity Incentive Plan, (the “2016 Plan”), the Company entered into a RSU grant agreement with its Chief Executive Officer, Gaylon Morris (the “January 2021 RSUGA”). All shares issuable under the January 2021 RSUGA are valued as of the grant date at $7.95 per share. The January 2021 RSUGA provides for the issuance of up to 210,000 shares of the Company’s common stock. The RSUs will vest as follows: 70,000 of the RSUs will vest on the one-year anniversary of the effective date, and the balance, or 140,000 RSUs will vest in 24 equal monthly installments commencing on the one-year anniversary of the effective date.

During the three and six months ended June 30, 2021, stock-based compensation expense of $139 and $278, respectively, was recognized for the January 2021 RSUGA.

RSUs to Solcius Employees

On April 12, 2021, subject to the 2016 Plan, the Company entered into RSU grant agreements with seven members of Solcius management (the “April 2021 RSUGAs”). All shares issuable under the April 2021 RSUGAs are valued as of the grant date at $12.15 per share. The April 2021 RSUGAs provide for the total combined issuance of up to 77,500 shares of the Company’s common stock. The entire 77,500 RSUs vest on April 8, 2022, the one-year anniversary of the Solcius acquisition.

During the three months ended June 30, 2021, stock-based compensation expense of $236 was recognized for the April 2021 RSUGAs.

The total combined option and RSU compensation expense recognized in the condensed consolidated statements of operations during the three months ended June 30, 2021 and 2020 was $1,113 and $23, respectively.

The total combined option and RSU compensation expense recognized in the condensed consolidated statements of operations during the six months ended June 30, 2021 and 2020 was $1,264 and $121, respectively.

11. RELATED PARTY TRANSACTIONS

The Company rents a facility in Durham, California from Plan D Enterprises, Inc., an entity controlled by the Company’s President of Commercial Operations, for $9 per month.

12. COMMITMENTS AND CONTINGENCIES

Litigation

From time to time, the Company is involved in routine litigation that arises in the ordinary course of business. There are no pending significant legal proceedings to which the Company is a party for which management believes the ultimate outcome would have a negative impact on the Company’s financial position except as noted below:

On October 12, 2020, a putative class complaint was filed by a purported stockholder of Sunworks regarding the contemplated but terminated merger among iSun, Inc. (formerly The Peck Company Holdings, Inc.), Peck Mercury, Inc. and Sunworks (the “Merger”). The complaint names, as defendants, each of the Sunworks’ Board of Directors (the “Directors”) and asserts that the Directors breached their fiduciary duties. The plaintiff alleges that the consideration to be received by stockholders of Sunworks was inadequate and that the Registration Statement on Form S-4 contained materially incomplete and misleading information regarding the proposed Merger. On November 24, 2020, the parties filed a joint stipulation to dismiss the action without prejudice with a reservation for plaintiff to seek attorneys’ fees and costs; the Court granted that stipulation and ordered the dismissal on November 25, 2020. On May 17, 2021, the Court granted a stipulation by the parties for plaintiff’s counsel to receive an award of $500 as a mootness fee which was promptly paid by the Company. The had been recorded as an accrued liability as of December 31, 2020. As part of the stipulation, the Company did not admit any liability or wrongdoing and the case was closed.

There were seven other actions related to the same proposed transaction, all of which have been voluntarily dismissed by the respective plaintiffs.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

(dollars in thousands, except share and per share data)

The following discussion of our financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements and related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q (this Quarterly Report) and the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2020 (our Annual Report). This section contains forward-looking statements that are based on our current expectations and reflect our plans, estimates, and anticipated future financial performance. These statements involve numerous risks and uncertainties. Our actual results may differ materially from those expressed or implied by these forward-looking statements as a result of many factors, including those set forth in the sections entitled “Cautionary Note Regarding Forward-Looking Statements” included in this Quarterly Report.

Unless otherwise noted, (1) “Sunworks” refers to Sunworks, Inc., a Delaware corporation formerly known as Solar3D, Inc. (2) “Company,” “we,” “us,” and “our,” refer to the ongoing business operations of Sunworks and its Subsidiaries, whether conducted through Sunworks or a subsidiary of Sunworks, and (3) “Subsidiaries” refers collectively to Sunworks United, Inc. (Sunworks United), MD Energy, Inc. (MD Energy), Plan B Enterprises (Plan B) and Solcius LLC (Solcius).

Overview

We provide photovoltaic (PV) based power systems for the commercial, public works, and residential markets in California, Nevada, Massachusetts, Oregon, New Jersey, Utah, Arizona, Colorado, New Mexico, Texas, South Carolina, Wisconsin, Minnesota and Hawaii. We have direct sales and/or operations personnel in California, Nevada, Massachusetts, Utah, Arizona, New Mexico, Texas, Colorado, South Carolina, Wisconsin and Minnesota. Through our operating subsidiaries, we design, arrange financing, integrate, install, and manage systems ranging in size from 2kW (kilowatt) for residential projects to multi MW (megawatt) systems for larger commercial and public works projects. Commercial installations have included installations at office buildings, manufacturing plants, warehouses, service stations, churches, and agricultural facilities such as farms, wineries, and dairies. Public works installations have included school districts, local municipalities, federal facilities and higher education institutions. We provide a full range of installation services to our solar energy customers including design, system engineering, procurement, permitting, construction, grid connection, warranty, system monitoring and maintenance.

We currently operate in two segments based upon our organizational structure and the way in which our operations are managed and evaluated. Our Solcius segment is responsible for the vast majority of our residential market revenue and our Sunworks segment which services primarily commercial and public works markets.

As a result of the Solcius acquisition in April 2021, the portion of our consolidated revenue from residential installations has increased significantly.

For the first six months of 2021, approximately 69% of our 2021 revenue was from installations for the residential market. For the same period, approximately 31% of our revenue was from installations for the commercial and public works markets.

For the first six months of 2020, approximately 25% of our revenue was from installations for the residential market and approximately 75% of our 2020 revenue was from installations for the commercial and public works markets.

IMPACT OF COVID-19 ON OUR BUSINESS

The continued global novel coronavirus and its variants (COVID-19) pandemic, has resulted in significant governmental measures being implemented to control the spread of the virus, including quarantines, travel restrictions and business shutdowns. The uncertain macroeconomic environment created by the COVID-19 pandemic has had and will continue to have a significant, adverse impact on our business. To assist readers in reviewing management’s discussion and analysis of financial condition and results of operations, we provide the following discussion regarding the effects COVID-19 has had on the Company, what management expects the future impact to be, how we are responding to evolving circumstances and how we are planning for further COVID-19 uncertainties.

State and local directives, guidelines, and other restrictions, as well as consumer behavior, continue to impact our operations in the regions in which we operate, particularly California. During the three months and six months ended June 30, 2021, we continued to serve customers. COVID-19 and the governmental directives materially disrupted the operations of the local and state governments by closing or restricting operations at city, county and state offices for design reviews, permitting projects, and inspections of projects. Utility companies have been unable to provide timely shutdowns, inspections and interconnection approvals. This disruption negatively impacts our ability to complete projects, generate revenue on projects in backlog and causes many customers to delay decisions on new projects.

Our revenue and gross profit in the three and six months ended June 30, 2021 were negatively impacted by governmental responses to the COVID-19 pandemic, which delayed pre-construction approvals and installation activity for our larger public works, agriculture and commercial projects by delaying approvals and restricting our employees’ access to our work sites. Earlier governmental orders and social distancing guidelines slowed our sales process, as our customers avoided interacting with our sales and installation personnel and delayed buying decisions.

We received a loan under the Paycheck Protection Program of $2,847 which was used to pay for payroll costs, interest on debt, rent, utilities, and group health care benefits, allowing the Company to focus on revenue generating activities in an effort to mitigate some of the impact COVID-19 has on our business. The entire principal of the loan and all accrued interest was forgiven in June of 2021.

Although there is uncertainty around the continued impact and severity the COVID-19 pandemic has had, and will continue to have, on our operations, these developments and measures have negatively affected our business. We will continue to manage the impact through appropriate operational measures. Of concern is how the COVID-19 pandemic continues to spread and could continue to adversely impact our ability to source materials used in our operations or affect our ability to complete ongoing installations in a timely manner. Several of our personnel have been subject to Company-imposed quarantine restrictions based upon possible contact with individuals who have tested positive. We are encouraging our personnel wear masks, are using social distancing and believe we are taking appropriate sanitization measures. We cannot predict whether any one of our key executives or other personnel could become incapacitated by COVID-19 and its variants.

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue on construction contracts recognized over time, fair value of assets acquired and liabilities assumed in a business combination, expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to impairment of property, plant and equipment, intangible assets, operating and finance lease right-of-use assets and liabilities, deferred tax assets, costs to complete projects, and fair value computation using the Black Scholes option pricing model. We base our estimates on historical experience and on various other assumptions, such as the trading value of our common stock and estimated future undiscounted cash flows, that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions; however, we believe that our estimates, including those for the above-described items, are reasonable.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include estimates used to assess the realizability of our goodwill, impairments and estimations of long-lived assets, revenue recognition on construction contracts recognized over time, fair value of assets acquired and liabilities assumed in a business combination, allowances for uncollectible accounts, operating and finance lease right-of-use-assets and liabilities, warranty reserves, inventory valuation, valuations of non-cash capital stock issuances and the valuation allowance on deferred tax assets. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable in the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Revenue Recognition

Revenue and related costs on construction contracts are recognized as the performance obligations for work are satisfied over time in accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers. Under ASC 606, revenue and associated profit, engineering, procurement and construction (EPC) projects for residential and smaller commercial systems that require us to deliver functioning solar power systems are generally completed within two to twelve months from commencement of construction. Construction on larger commercial projects may be completed within eighteen to thirty-six months, depending on the size and location. We recognize revenue from EPC services over time as our performance creates or enhances an energy generation asset controlled by the customer.

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

Contract assets represent revenue recognized in excess of amounts invoiced to customers on contracts in progress together with commissions paid to third-party sales partners prior to revenue being recognized on residential projects. Contract liabilities represent amounts invoiced to customers in excess of revenue recognized on contracts in progress.

Leases

We determine if an arrangement is a lease at inception. Operating lease right-of-use assets and short-term and long-term lease liabilities are included on the face of the condensed consolidated balance sheet. Finance lease ROU assets are presented within other assets, and finance lease liabilities presented as short-term or long-term finance lease liabilities.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2021 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2020

REVENUE AND COST OF GOODS SOLD

For the three months ended June 30, 2021, revenue increased 231% to $32,091 compared to $9,670 for the three months ended June 30, 2020. The revenue increase is the result of the April 8, 2021 acquisition of Solcius and its $22,812 of revenue since the acquisition date through June 30, 2021. Solcius contributed 71.1% to our consolidated revenue for the period. Overall, approximately 78% of revenue in the second quarter of 2021 was from installations for the residential markets. Commercial and public works markets contributed 22% of revenue in the period. In contrast, for the same period in 2020, prior to the Solcius acquisition, residential revenue was only 19% of total revenue having also been impacted by COVID restrictions during that time while commercial and public works revenue was 81% of total revenue in the prior year period.

Cost of goods sold for the three months ended June 30, 2021, was $16,953, or 52.8% of revenue compared to $7,263 or 75.1% percent of revenue for the three months ended June 30, 2020.

Gross profit was $15,138 for the quarter ended June 30, 2021, compared to $2,407 of gross profit for the same quarter of the prior year. The gross margin was 47.2% in the second quarter of 2021 compared to 24.9% in the same quarter of 2020. The margin improvement is the result of the Solcius acquisition and the higher gross margins on residential projects combined with recent, better margin commercial projects being completed. Improving the accuracy of commercial cost estimates and bids has been an emphasis over the past several quarters.

SELLING AND MARKETING EXPENSES

For the three months ended June 30, 2021, our selling and marketing (“S&M”) expenses were $10,165 compared to $1,268 for the three months ended June 30, 2020. The significant increase in S&M expense period over period is primarily the result of the higher revenue from the acquisition of Solcius. Solcius relies on dealer relationships to source customers. The dealer commissions are included in S&M. Additionally, we are running television ads, radio ads and increasing our focus and spending on all of our marketing and branding efforts.

GENERAL AND ADMINISTRATIVE EXPENSES

Total general and administrative (“G&A”) expenses were $6,738 for the three months ended June 30, 2021, compared to $2,365 for the three months ended June 30, 2020. G&A expenses increased with the addition of Solcius. During the same quarter of the prior year, Sunworks had reduced salaries and reduced overall spending in response to the COVID-19 restrictions. The increase in G&A expenses versus the prior year quarter included additional legal and accounting expenses, proxy costs, director bonuses, and executive recruiting fees. Expenses for bad debts, franchise taxes, and facility costs were lower compared to the prior year period.

STOCK-BASED COMPENSATION EXPENSES

During the three months ended June 30, 2021 we incurred $1,113 in total non-cash stock-based compensation expense compared to $23 for the same period in the prior year. In January 2021, we entered into a restricted stock unit grant agreement with Gaylon Morris for 210,000 shares (the “January 2021 RSGU”) in connection with his commencement of employment. All shares issuable under the January 2021 RSGU are valued as of the grant date of $7.95 per share. The grant is being expensed on a straight-line basis over 36 months. For the three months ended June 30, 2021 we recognized $139 of expense for the January 2021 RSGU.

In April 2021, we entered into restricted stock unit grant agreements with seven members of Solcius management (the “April 2021 RSUGAs”). All shares issuable under the April 2021 RSUGAs are valued as of the grant date at $12.15 per share. The April 2021 RSUGAs provide for the total combined issuance of up to 77,500 shares of our common stock. The entire 77,500 restricted stock units vest on April 8, 2022, the one-year anniversary of the Solcius acquisition. During the three months ended June 30, 2021, we recognized $236 of expense for the April 2021 RSUGAs.

In April 2021, the Company also granted eight members of Solcius management incentive stock options for a total of 260,000 shares of common stock. The entire 260,000 options vest on April 8, 2022, the one-year anniversary date of the Solcius acquisition. During the three months ended June 30, 2021, we recognized $732 of expense for the 260,000 April 2021 options.

The April options and the April 2021 RSUGAs are being expensed over the vesting period of one year.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expense for the three months ended June 30, 2021 was $1,905 compared to $83 for the same period in the prior year. Depreciation and amortization expenses increased as a result of $15,600 of intangible assets identified in the April 2021 Solcius acquisition. Additionally, the Solcius property and equipment acquired added to the depreciation expense for the period.

The intangible assets are being amortized on a straight-line basis over a period of nine months to ten years. The quarterly amortization of intangibles is estimated to be $1,713 through the end of 2021.

OTHER INCOME (EXPENSE)

Other income was $2,916 for the three months ended June 30, 2021, compared to $127 in other expense for the same three months in 2020. The entire PPP loan of $2,847 plus accrued interest of $34 was forgiven and recognized as other income during the three months ended June 30, 2021. Interest expense for the quarter ended June 30, 2021 was $21, primarily related to the interest paid on financing leases. Interest expense for the quarter ended June 30, 2020 was $137 and was the result of interest for the remaining balance of a $2.25 million promissory note repaid in December of 2020.

NET LOSS

The net loss for the three months ended June 30, 2021 was $1,867 compared to a net loss of $1,459 for the three months ended June 30, 2020.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2021 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2020

REVENUE AND COST OF GOODS SOLD

For the six months ended June 30, 2021, revenue increased to $38,260 compared to $22,031 for the six months ended June 30, 2020. Approximately 69% of revenue in the first six months of 2021 was from installations for the residential markets at $26,460 compared to 25% of revenue or $5,574 for the same period in the prior year. This is the result of the Solcius acquisition and includes its residential revenue since the April 2021 acquisition. Commercial and public works revenue were 31% of total revenue or $11,800 for the first six months of 2021, compared to 75% or $16,457 of revenue in the same period of the prior year.

Cost of goods sold for the six months ended June 30, 2021, was $23,031 or 60.2% of revenue compared to $17,798 or 75.1% of revenue reported for the six months ended June 30, 2020 which increase is consistent with the increase in installation activity for the period.

Gross profit was $15,229 for the six months ended June 30, 2021. This compares to $4,233 of gross profit for the same period of the prior year. The gross margin improved to 39.8% in the first six months of 2021 compared to 19.2% in the same six-month period of 2020.

Revenue and gross profit in the six months ended June 30, 2021 were positively impacted by the Solcius acquisition and improving market and environmental health conditions. In contrast, the prior year operating results were impacted by the governmental responses to the pandemic. These responses which prevented or restricted installation activity for all of the markets Sunworks serves by not allowing our employees normal access to work sites during the similar period in 2020.

SELLING AND MARKETING EXPENSES

For the six months ended June 30, 2021, the Company’s S&M expenses were $11,396 compared to $2,795 for the six months ended June 30, 2020. As a percentage of revenue, S&M expenses were 29.8% of the first six months revenue in 2021 compared to 12.7% of the same period of 2020. The S&M expenses were $8,601 more than the same period in the prior year. Most of the increase resulted from the Solcius acquisition. The Solcius sales and marketing model focuses on lead generation and effective interaction with third-party sales organizations. We anticipate an increase in personnel costs within sales and sales support functions as we work to add additional markets and an in-house sales capability for residential markets where we are not currently represented. The continuing goal is to optimize customer acquisition costs, improve customer communication and increase customer referrals.

GENERAL AND ADMINISTRATIVE EXPENSES

Total G&A expenses of $10,190 for the six months ended June 30, 2021 increased compared to $4,974 for the six months ended June 30, 2020. The G&A expenses increased from the prior year six-month period as a result of the Solcius acquisition in April of 2021. During the same period in 2020, we also reduced headcount and discretionary spending in response to the COVID pandemic. G&A expenses will fluctuate as we benefit from the costs savings of more fully integrating Solcius operations while business insurance and employee benefit costs are projected to increase over the next year.

GOODWILL IMPAIRMENT

Goodwill impairment recorded for the six months ended June 30, 2021 and 2020 was $0 and $4,000, respectively. In March 2020, as a result of the events and circumstances resulting from the COVID-19 pandemic, our outlook for revenue, profitability and cash flow deteriorated. Therefore, we performed a quantitative assessment of goodwill at March 31, 2020. It was determined that the carrying value of goodwill exceeded its fair value at March 31, 2020 and, as a result, we recorded an impairment of $4,000 during the first six months of 2020.

STOCK-BASED COMPENSATION EXPENSES

During the six months ended June 30, 2021 we incurred $1,264 in total non-cash stock-based compensation expense, compared to $121 for the same period in the prior year. $278 of the period over period increase in stock-based compensation expense is the result of restricted stock units granted to the new CEO as part of his January 2021 employment agreement. $968 of stock-based compensation expense is for the restricted stock units and stock options granted to members of Solcius management as part of a retention incentive program. The retention incentive options and restricted stock units fully vest on the one-year anniversary of the Solcius acquisition or April 8, 2022.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expense for the six months ended June 30, 2021 was $1,970 compared to $164 for the same period in the prior year. Depreciation and amortization expenses increased as a result of the Solcius acquisition and $15,600 of identified intangible assets of Solcius. The total $15,600 balance of intangible assets is being amortized over the estimated useful lives of the specific assets. The estimated useful lives range from nine months to ten years. The amortization expense from the April 2021 Solcius acquisition through June 2021 was $1,713. This quarterly amortization expense will remain constant each quarter through the end of 2021.

OTHER INCOME (EXPENSE)

Other income was $2,911 for the six months ended June 30, 2021, compared to an expense of $386 for the same six months in 2020. Other income is primarily the result of the June 2021 forgiveness of the Paycheck Protection Program loan of $2,847 and $34 of accrued loan interest. Interest expense for the first six months of 2021, was $30 compared to $396 during the first six months of 2020. The 2020 interest expense was primarily related to the interest paid on a $2.25 million loan balance outstanding pursuant to a senior promissory note plus the amortization of a $435 exit fee and the origination loan fees that were both shown as interest expense in the prior year period.

NET LOSS

The net loss for the six months ended June 30, 2021 was $6,680. The net loss for the six months ended June 30, 2020 was $8,207 including the $4,000 goodwill impairment expense.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Capital Resources

We had $26,860 in unrestricted cash at June 30, 2021, as compared to $38,991 at December 31, 2020. We believe that the aggregate of our existing cash and cash equivalents, in addition to funds generated in operations will be adequate for us to maintain sufficient liquidity and cash balances for the next twelve months or more.

At June 30, 2021, our working capital was a surplus of $24,828 compared to a working capital surplus of $30,890 at December 31, 2020.

During the six months ended June 30, 2021, we used $9,903 of cash in operating activities compared to $4,101 used in operating activities for same period in 2020. The cash used in operating activities was the result of the current year net loss which included the legal, accounting and consulting costs incurred for the Solcius acquisition and the settlement of the stockholder lawsuit and mootness fee paid.

Net cash used in investing activities totaled $50,987 for the six months ended June 30, 2021 including $50,619 net cash used to complete the Solcius acquisition and $429 of cash used to purchase trucks, vans and construction equipment to replace leased vehicles and rental equipment. The cash used in investing activities in the same period of 2020 totaled $25 for minor equipment purchases.

Net cash provided by financing activities during the six months ended June 30, 2021 was $48,759. This is due to net proceeds from sales of our common stock in February 2021.

Net cash provided by financing activities during the six months ended June 30, 2020 was $8,773. Net cash received through sales of our common stock totaled $7,736 during the six months ended June 30, 2020. The cash provided by financing activities during the six months of 2020 was primarily used to pay $1,500 of principal for a senior promissory note. $310 of cash was used to pay off an acquisition convertible promissory note, vehicle and equipment debt.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenue, results of operations, liquidity, or capital expenditures.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal second quarter ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

On August 12, 2021, the Board of Directors of the Company received written notice from Daniel Gross of his resignation from the Board of Directors, effective on the date of notice.  Mr. Gross indicated that his decision to resign from the Board of Directors was not due to any disagreement with the Company on any matter relating to the Company’s operations, policies, practices or otherwise.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Roseville, State of California, on August 13, 2021.

Sunworks, Inc.

Date: August 13, 2021	By:	/s/ Gaylon Morris
Gaylon Morris, Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2021	By:	/s/ Paul C. McDonnel
Paul C. McDonnel, Interim Chief Financial Officer
(Principal Financial and Accounting Officer)

