Form 10-Q
period 2021-09-30
Sunworks, Inc.
filed 2021-11-12
CIK 1172631

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021.

Or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number 001-36868

SUNWORKS, INC.

(Name of registrant in its charter)

Delaware	01-0592299
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1555 Freedom Boulevard

Provo, UT 84604

(Address of principal executive offices) (Zip Code)

(385) 497-6955

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

Yes ☐ No ☒

The number of shares of registrant’s common stock outstanding as of November 10, 2021 was 29,083,599

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

SUNWORKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2021 AND DECEMBER 31, 2020

(in thousands, except share and per share data)

	September 30, 2021	December 31, 2020
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$11,219	$38,991
Restricted cash	348	348
Accounts receivable, net	5,561	2,890
Inventory	10,712	1,179
Contract assets	12,418	2,397
Other current assets	3,816	137
Total Current Assets	44,074	45,942
Property and equipment, net	3,415	198
Finance lease right-of-use assets, net	1,223	-
Operating lease right-of-use assets	2,446	694
Deposits	135	47
Intangible assets, net	9,340	-
Goodwill	37,654	5,464
Total Assets	$98,287	$52,345

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable and accrued liabilities	$9,610	$7,356
Contract liabilities	11,883	6,260
Finance lease liability, current portion	452	-
Operating lease liability, current portion	918	649
Paycheck Protection Program loan payable, current portion	-	787
Total Current Liabilities	22,863	15,052

Long-Term Liabilities:
Finance lease liability, net of current portion	430	-
Operating lease liability, net of current portion	1,528	45
Paycheck Protection Program loan payable, net of current portion	-	2,060
Warranty liability	1,221	1,131
Total Long-Term Liabilities	3,179	3,236
Total Liabilities	26,042	18,288

Commitments and contingencies

Shareholders’ Equity:
Preferred stock Series B, $0.001 par value, 5,000,000 authorized shares; no shares issued and outstanding	-	-
Common stock, $0.001 par value; 50,000,000 authorized shares; 27,049,274 and 23,835,258 shares issued and outstanding, at September 30, 2021 and December 31, 2020, respectively	27	24
Additional paid-in capital	173,993	122,668
Accumulated deficit	(101,775)	(88,635)
Total Shareholders’ Equity	72,245	34,057

Total Liabilities and Shareholders’ Equity	$98,287	$52,345

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUNWORKS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 and 2020

(in thousands, except share and per share data)

	Three Months Ended		Nine months ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020

Revenue, net	$31,220	$7,304	$69,480	$29,335

Cost of Goods Sold	16,804	5,670	39,836	23,468

Gross Profit	14,416	1,634	29,644	5,867

Operating Expenses:
Selling and marketing	10,072	1,069	21,468	3,864
General and administrative	7,663	3,161	17,853	8,135
Goodwill impairment	-	-	-	4,000
Stock-based compensation	1,206	16	2,470	137
Depreciation and amortization	1,930	82	3,900	246

Total Operating Expenses	20,871	4,328	45,691	16,382

Operating Loss	(6,455)	(2,694)	(16,047)	(10,515)

Other Income (Expense)
Other income, net	5	1	2,896	11
Interest expense	(10)	(159)	(40)	(555)
Gain on disposal of property and equipment	-	-	51	-

Total Other Income (Expense), net	(5)	(158)	2,907	(544)

Loss before Income Taxes	(6,460)	(2,852)	(13,140)	(11,059)

Income Tax Expense	-	-	-	-

Net Loss	$(6,460)	$(2,852)	$(13,140)	$(11,059)

LOSS PER SHARE:
Basic	$(0.24)	$(0.17)	$(0.50)	$(0.75)
Diluted	$(0.24)	$(0.17)	$(0.50)	$(0.75)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
Basic	27,047,960	16,628,992	26,449,743	14,813,944
Diluted	27,047,960	16,628,992	26,449,743	14,813,944

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUNWORKS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED September 30, 2021 and 2020

(in thousands, except share and per share data)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2020	23,835,258	$24	$122,668	$(88,635)	$34,057
Stock-based compensation	-	-	151	-	151
Sales of common stock pursuant to S-3 registration statement, net	3,212,486	3	48,855	-	48,858

Net loss for the three months ended March 31, 2021	-	-	-	(4,813)	(4,813)
Balance at March 31, 2021	27,047,744	27	171,674	(93,448)	78,253
Stock-based compensation	-	-	1,113	-	1,113
Net loss for the three months ended September 30, 2021	-	-	-	(1,867)	(1,867)
Balance at June 30, 2021	27,047,744	$27	$172,787	$(95,315)	$77,499
Stock-based compensation	-	-	1,206	-	1,206
Issuance of common stock for cashless exercise of options	1,530	-	-	-	-
Net loss for the three months ended September 30, 2021	-	-	-	(6,460)	(6,460)
Balance at September 30, 2021	27,049,274	$27	$173,993	$(101,775)	$72,245

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2019	6,805,697	$7	$81,132	$(72,696)	$8,443
Stock-based compensation for options	-	-	35	-	35
Issuance of common stock under terms of restricted stock grants	5,952	-	63	-	63
Sales of common stock pursuant to S-3 registration statement	9,817,343	10	7,726	-	7,736
Net loss for the three months ended March 31, 2020	-	-	-	(6,748)	(6,748)
Balance at March 31, 2020	16,628,992	17	88,956	(79,444)	9,529
Stock-based compensation for options	-	-	23	-	23
Net loss for the three months ended June 30, 2020	-	-	-	(1,459)	(1,459)
Balance at June 30, 2020	16,628,992	$17	$88,979	$(80,903)	$8,093
Stock-based compensation for options	-	-	16	-	16
Net loss for the three months ended September 30, 2020	-	-	-	(2,852)	(2,852)
Balance at September 30, 2020	16,628,992	$17	$88,995	$(83,755)	$5,257

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUNWORKS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED September 30, 2021 and 2020

(in thousands, except share and per share data)

	Nine months ended
	September 30, 2021	September 30, 2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(13,140)	$(11,059)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	3,900	246
Amortization of right-of-use assets	762	570
Gain on sale of equipment	(51)	-
Paycheck Protection Program loan forgiveness	(2,881)	-
Stock-based compensation	2,470	137
Goodwill impairment	-	4,000
Amortization of debt issuance costs	-	217
Bad debt expense	255	280
Changes in Operating Assets and Liabilities, net of acquisition
Accounts receivable	(1,197)	3,432
Inventory	(5,700)	1,386
Deposits and other current assets	(2,073)	154
Contract assets	(2,685)	903
Accounts payable and accrued liabilities	(4,669)	(5,142)
Contract liabilities	350	(1,892)
Warranty liability	90	70
Operating lease liability	(762)	(570)
NET CASH USED IN OPERATING ACTIVITIES	(25,331)	(7,268)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Solcius LLC, net of cash acquired	(50,619)	-
Purchase of property and equipment	(535)	(26)
Proceeds from sale of equipment	61	-
NET CASH USED IN INVESTING ACTIVITIES	(51,093)	(26)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loans payable repayments	-	(337)
Promissory note payable repayment	-	(1,500)
Principal payments on finance lease liabilities	(206)	-
Proceeds from Paycheck Protection Program loan payable	-	2,847
Proceeds from sale of common stock, net	48,858	7,736
NET CASH PROVIDED BY FINANCING ACTIVITIES	48,652	8,746

NET CHANGE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(27,772)	1,452
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH BEGINNING OF PERIOD	39,339	3,539
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, END OF PERIOD	$11,567	$4,991

Cash and cash equivalents	$11,219	$4,643
Restricted cash	348	348
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, END OF PERIOD	$11,567	$4,991

CASH PAID FOR:
Interest	$40	$204
Franchise and corporate excise taxes	$-	$239

SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS
Increase in operating right-of-use assets and liabilities due to lease modification	$132	$-
Right-of-use assets obtained in exchange for new finance lease liability	$252	$-
Right-of-use assets obtained in exchange for new operating lease liability	$697	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUNWORKS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(dollars in thousands, except share and per share data)

References herein to “we,” “us,” “Sunworks,” and the “Company” are to Sunworks, Inc. and its wholly owned subsidiaries Sunworks United, Inc. (“Sunworks United”), MD Energy, Inc. (“MD Energy”), Plan B Enterprises, Inc. (“Plan B”) and Solcius LLC (“Solcius”).

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

On April 8, 2021, Sunworks, Inc., through its operating subsidiary Sunworks United (the “Buyer”), acquired all of the issued and outstanding membership interests (the “Acquisition”) of Solcius, from Solcius Holdings, LLC (“Seller”). Located in Provo, Utah, Solcius is a full-service, residential solar systems provider. The transaction creates a national solar power provider with a presence in 14 states, including California, Oregon, Utah, Nevada, Arizona, New Mexico, Texas, Colorado, Minnesota, Wisconsin, Massachusetts, New Jersey, Hawaii and South Carolina. The Company believes the transaction enhances economies of scale, leading to better access to suppliers, vendors and financial partners, as well as marketing and customer acquisition opportunities.

The Acquisition was consummated on April 8, 2021 pursuant to a Membership Interest Purchase Agreement, dated as of April 8, 2021 (the “Purchase Agreement”), by and between Buyer and Seller. The purchase price for Solcius consisted of $51,750 in cash, subject to post-closing adjustments related to working capital, cash, indebtedness and transaction expenses. The acquired assets and operating results of Solcius are included in these unaudited condensed consolidated financial statements (“financial statements”) and footnotes since the date of acquisition through September 30, 2021 (see Note 3).

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. The financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

For residential contracts, the Company recognizes revenue upon completion of the job as determined by final inspection. We recognize revenue for systems operations and maintenance over the term of the service period.

For EPC revenue, we commence recognizing performance revenue when work starts on the job and continue recognizing revenue over time as work is performed based on the ratio of costs incurred, excluding modules and components, compared to the total estimated non-materials costs at completion of the performance obligations.

Judgment is required to evaluate assumptions including the amount of net contract revenue and the total estimated costs to determine the Company’s progress towards contract completion and to calculate the corresponding amount of revenue to recognize. If estimated total costs on any contract are greater than the net contract revenue, the Company recognizes the entire estimated loss in the period the loss becomes known.

Changes in estimates for EPC services occur for a variety of reasons, including but not limited to (i) construction plan accelerations or delays, (ii) product cost forecast changes, (iii) change orders, or (iv) changes in other information used to estimate costs. Changes in estimates may have a material effect in the Company’s consolidated statements of operations. The table below outlines the impact on revenue of net changes in estimated transaction prices and input costs for systems related sales contracts (both increases and decreases) for the three and nine months ended September 30, 2021 and 2020 as well as the number of projects that comprise such changes. For purposes of the following table, only projects with changes in estimates that have an impact on revenue and or cost of at least $100, calculated on a quarterly basis during the periods, were presented. Also included in the table is the net change in estimate as a percentage of the aggregate revenue for such projects.

	Three Months Ended		Nine Months Ended
(In thousands, except number of projects)	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Increase in revenue from net changes in transaction prices	$-	$-	$190	$200
Increase (decrease) in revenue from net changes in input cost estimates	1,307	83	985	369
Net increase in revenue from net changes in estimates	$1,307	$83	$1,175	$569

Number of projects	4	3	6	7

Net change in estimate as a percentage of aggregate revenue for associated projects	17.3%	1.1%	11.3%	5.2%

Contract Assets and Liabilities

Contract assets consist of (i) the earned, but unbilled, portion of a project for which payment is deferred by the customer until certain contractual milestones are met; (ii) direct costs, including commissions, labor related costs and permitting fees paid prior to recording revenue, and (iii) unbilled receivables which represent revenue that has been recognized in advance of billing the customer, which is common for larger construction contracts. Contract liabilities consist of deferred revenue, customer deposits and customer advances, which represent consideration received from a customer prior to transferring control of goods or services to the customer under the terms of a contract. Total contract assets and contract liabilities balances as of the respective dates are as follows:

	As of
(In thousands)	September 30, 2021	December 31, 2020
Contract Assets	$12,418	$2,397
Contract Liabilities	11,883	6,260

During the three and nine months ended September 30, 2021, the Company recognized revenue of $1,942 and $4,376, respectively, that was included in contract liabilities as of June 30, 2021 and December 31, 2020, respectively. During the three and nine months ended September 30, 2020, the Company recognized revenue of $922 and $3,249, respectively, that was included in contract liabilities as of June 30, 2020 and December 31, 2019, respectively.

The following table represents the average percentage of completion as of September 30, 2021 for EPC projects that the Company is constructing. The Company expects to recognize $17,900 of revenue upon transfer of control of the projects.

Project	Revenue Category	Expected Years Revenue Recognition Will Be Completed	Average Percentage of Revenue Recognized
Various Projects	EPC services	2021 - 2022	55.5%

Accounts Receivable

Accounts receivable are recorded on contracts for amounts currently due based upon progress billings, as well as retention, which are collectible upon completion of the contracts. Retention receivable is the amount withheld by a customer until a contract is completed. Retention receivables of $295 and $392 were included in the balance of trade accounts receivable as of September 30, 2021 and December 31, 2020, respectively.

The Company performs ongoing credit evaluation of its customers. Management monitors outstanding receivables based on factors surrounding the credit risk of specific customers, historical trends, age of receivables and other information, and records bad debts using the allowance method. Accounts receivable are presented net of an allowance for doubtful accounts at September 30, 2021 of $491 and at December 31, 2020 of $253. During the three months ended September 30, 2021, $132 of uncollectible accounts receivable was written off against the allowance for doubtful accounts. Additionally, during the three months ended September 30, 2021, $74 was recorded as bad debt expense compared to $0 in the prior year period. During the nine months ended September 30, 2021 and 2020, $255 and $280, respectively, was recorded as bad debt expense.

Inventory

Inventory is valued at lower of cost or net realizable value determined by the first-in, first-out method. Inventory primarily consists of panels, inverters, optimizers and mounting racks and other materials. The Company reviews the cost of inventories against their estimated net realizable value and records write-downs if any inventories have costs in excess of their net realizable values.

Property and Equipment

Property and equipment are stated at cost. Depreciation for property and equipment commences when property and equipment are put into service and are depreciated using the straight-line method over the property and equipment’s estimated useful lives:

Machinery & equipment	3-7 Years
Office equipment & fixtures	5-7 Years
Computers & software	3-5 Years
Vehicles & trailers	3-7 Years
Leasehold improvements	3-5 Years

Intangible Assets

The Company’s intangible assets at September 30, 2021 consist of the following:

	Amortization periods	Cost	Accumulated amortization	Net carrying value
Trademarks	10 Years	$5,200	$(260)	$4,940
Backlog of projects	9 Months	2,000	(1,334)	666
Covenant not-to-compete	3 Years	2,400	(400)	2,000
Software (included in property and equipment)	3 Years	3,400	(566)	2,834
Dealer relationships	18 Months	2,600	(866)	1,734
		$15,600	$(3,426)	$12,174

Intangible assets are stated at their original estimated value at the date of acquisition. The amortization of intangible assets commences upon acquisition. The intangible assets are being amortized using the straight-line method over the intangible asset’s estimated useful life:

Amortization expenses for intangible assets for the three and nine months ended September 30, 2021 was as follows:

	For the	For the
	Three Months Ended	Nine months ended
	September 30, 2021	September 30, 2021
Trademarks	$130	$260
Backlog of projects	667	1,334
Covenant not-to-compete	200	400
Software	283	566
Dealer relationships	433	866
	$1,713	$3,426

Estimated future amortization expense for the Company’s intangible assets as of September 30, 2021 is as follows:

Years ending December 31,
Remainder of 2021	$1,713
2022	$3,753
2023	$2,453
2024	$1,004
2025	$520
Thereafter	$2,731

Depreciation and amortization expense for the three months ended September 30, 2021 and 2020 was $1,930 and $82, respectively. Depreciation and amortization expense for the nine months ended September 30, 2021 and 2020 was $3,900 and $246, respectively.

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

A net loss causes all outstanding common stock options and unvested RSUs to be anti-dilutive. As a result, the basic and diluted losses per common share are the same for the three and nine months ended September 30, 2021 and 2020, respectively.

As of September 30, 2021, the potentially dilutive securities that have been excluded from the computations of weighted average shares outstanding include 307,698 stock options, and 317,500 unvested RSUs.

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

The Company retains a valuation consulting firm to test for goodwill impairment in the fourth quarter of each year and whenever events or circumstances indicate that the carrying amount of an asset exceeds its fair value and may not be recoverable. Early in 2020, as a result of the events and circumstances resulting from the COVID-19 pandemic, the Company’s outlook for revenue, profitability and cash flow had deteriorated. Therefore, the Company performed a quantitative assessment of goodwill at March 31, 2020. It was determined that the carrying value of goodwill exceeded its fair value at March 31, 2020. As a result, the Company recorded an impairment of $4,000. In accordance with the Company’s policies, the Company performed a quantitative assessment of goodwill at December 31, 2020 and no impairment was found. There were no events or circumstances that indicated impairment of goodwill at September 30, 2021.

Fair Value of Financial Instruments

Disclosures about fair value of financial instruments, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of September 30, 2021, the amounts reported for cash, accrued interest and other expenses, and notes payable approximate the fair value because of their short maturities.

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

New Accounting Pronouncements

Management reviewed currently issued pronouncements during the nine months ended September 30, 2021, and believes that any other recently issued, but not yet effective, accounting standards, if currently adopted, would not have a material effect on the accompanying condensed consolidated financial statements.

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

During the three and nine months ended September 30, 2021, we recorded total transaction costs related to the Acquisition of $25 and $774, respectively. These expenses were accounted for separately from the net assets acquired, and are included in general and administrative expense.

We will continue to conduct assessments of the net assets acquired and recognized amounts for identifiable assets acquired and liabilities assumed at their estimated acquisition date fair values. We expect that it may take into late 2021 until all post-closing assessments and adjustments are finalized.

Pro Forma Information

The results of operations for the Acquisition since the April 8, 2021 closing date have been included in our September 30, 2021 condensed consolidated financial statements and include approximately $46,191 of total revenue. The following unaudited pro forma financial information represents a summary of the consolidated results of operations for the three months and nine months ended September 30, 2021 and 2020, assuming the acquisition had been completed as of January 1, 2020. The pro forma financial information includes certain non-recurring pro forma adjustments that were directly attributable to the business combination. The proforma adjustments include the elimination of Acquisition transaction expenses totaling $774 incurred in 2021, and adjustments to recognize amortization of intangible assets, retention stock-based compensation programs and retention bonus accruals in 2020. The retention bonus expense is recognized over the first year following the Acquisition. The pro forma financial information is not necessarily indicative of the results of operations that would have been achieved if the acquisition had been effective as of these dates, or of future results.

	Three Months Ended		Nine months ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020

Revenue, net	$31,220	$28,717	$95,564	$98,295

Net Loss	$(4,380)	$(3,436)	$(8,806)	$(14,535)

4. REVENUE FROM CONTRACTS WITH CUSTOMERS

The following table represents a disaggregation of revenue by customer type from contracts with customers for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Commercial	$4,795	$3,683	$14,011	$13,445
Public Works	1,841	1,633	4,425	8,328
Residential	24,584	1,988	51,044	7,562
Total	$31,220	$7,304	$69,480	$29,335

5. OPERATING SEGMENTS

The acquisition of Solcius was completed in April 2021. Solcius is a separate segment for management reporting purposes. Segment net revenue, segment operating expenses and segment contribution (loss) information consisted of the following for the three months and nine months ended September 30, 2021.

	For the Three Months Ended September 30, 2021
	Solcius	Sunworks	Total
Net revenue	$23,379	$7,841	$31,220
Cost of sales	10,377	6,427	16,804
Gross profit	13,002	1,414	14,416

Operating expenses
Selling & marketing	9,226	846	10,072
General & administrative	4,316	3,347	7,663
Segment contribution (loss)	(540)	(2,779)	(3,319)

Stock-based compensation	905	301	1,206
Depreciation and amortization	1,880	50	1,930
Operating income (loss)	$(3,325)	$(3,130)	$(6,455)

	For the Nine months ended September 30, 2021
	Solcius	Sunworks	Total
Net revenue	$46,191	$23,289	$69,480
Cost of sales	20,122	19,714	39,836
Gross profit	26,069	3,575	29,644

Operating expenses
Selling & marketing	18,087	3,381	21,468
General & administrative	7,847	10,006	17,853
Segment contribution (loss)	135	(9,812)	(9,677)

Stock-based compensation	1,810	660	2,470
Depreciation and amortization	3,749	151	3,900
Operating income (loss)	$(5,424)	$(10,623)	$(16,047)

6. RIGHT-OF-USE OPERATING LEASES

The Company has ROU operating leases for offices, warehouses, vehicles, and office equipment. The Company’s leases have remaining lease terms of 1 year to 6 years, some of which include options to extend.

The Company’s operating lease expense for the three and nine months ended September 30, 2021 amounted to $394 and $1,086, respectively. Operating lease payments, which reduced operating cash flows for the three and nine months ended September 30, 2021 amounted to $394 and $1,086, respectively. The difference between the ROU asset amortization of $762 and the associated lease expense of $1,086 consists of early cancellation of a facility lease obligation, new facility leases, short-term leases excluded from the ROU asset calculation, basic operating lease expenses included in the lease expense for property and sales taxes, triple net and common area charges for facilities and other equipment and vehicle lease related charges.

Supplemental balance sheet information related to leases is as follows:

September 30, 2021
(in thousands)
Operating lease right-of-use assets	$2,446

Operating lease liabilities—short term	918
Operating lease liabilities—long term	1,528
Total operating lease liabilities	$2,446

As of September 30, 2021, the weighted average remaining lease term was 2.5 years and the weighted average discount rate for the Company’s leases was 3.8%.

Minimum payments for the operating leases are as follows:

Operating Leases
(in thousands)
Remainder of 2021	$296
2022	854
2023	518
2024	312
2025	294
Thereafter	270
Total lease payments	$2,544
Less: imputed interest	98
Total	$2,446

7. RIGHT-OF-USE FINANCE LEASES

The Company has finance leases for vehicles. The Company’s finance leases have remaining lease terms of 1 year to 4 years.

Supplemental balance sheet information related to finance leases is as follows:

September 30, 2021
(in thousands)
Finance lease right-of-use asset cost	$1,520
Finance lease right-of-use accumulated amortization	(297)
Finance lease right of use asset, net	$1,223

Finance lease obligation—short term	$452
Finance lease obligation—long term	430
Total finance lease obligation	$882

As of September 30, 2021, the weighted average remaining lease term was 2.2 years and the weighted average discount rate for the Company’s leases was 4.5%.

Minimum finance lease payments for the remaining lease terms are as follows:

September 30, 2021
(in thousands)
Remainder of 2021	$165
2022	402
2023	221
2024	84
2025	56
Thereafter	-
Total lease payments	$928
Less: imputed interest	46
Total	$882

8. PAYCHECK PROTECTION PROGRAM LOAN PAYABLE

On April 28, 2020 the Company’s operating subsidiary, Sunworks United, received a loan under the Paycheck Protection Program (“PPP”), which was established by the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), of $2,847. As modified by the subsequent PPP Flexibility Act of 2020, proceeds from the loan were used to cover documented expenses related to payroll, rent and utilities, during the 24-week period after the cash was received by the Company. The 24-week period ended on October 12, 2020. The loan was accounted for as a financial liability in accordance with FASB ASC 470 until June 29, 2021 when the $2,847 loan, together with $34 of accrued interest, was fully forgiven. As a result, the Company recorded a gain on extinguishment of the debt which is included in other income on the condensed consolidated statements of operations for the nine months ended September 30, 2021.

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

10. STOCK-BASED COMPENSATION

Options

As of September 30, 2021, the Company has non-qualified stock options outstanding to purchase 307,698 shares of common stock, per the terms set forth in the option agreements. The stock options vest at various times and are exercisable for a period of one to five years from the date of grant at exercise prices ranging from $2.10 to $21.70 per share, the market value of the Company’s common stock on the date of each grant. The Company determined the fair market value of these options by using the Black Scholes option valuation model.

	September 30, 2021
	Number	Weighted average
	of Options	exercise price
Outstanding, beginning December 31, 2020	88,441	$11.02
Granted	260,000	$12.15
Exercised	(2,218)	2.10
Forfeited	(13,527)	$8.44
Expired	(24,998)	$16.62
Outstanding at the end of September 30, 2021	307,698	$11.70
Exercisable at the end of September 30, 2021	47,698	$9.22

The following table summarizes the Company’s restricted stock unit activity during the nine months ended September 30,2021:

	September 30, 2021
		Weighted Average
	Number Of Shares	Grant Date Value per Share
Unvested, beginning December 31, 2020	0	$0.00
Granted	327,500	$9.08
Vested	(10,000)	$9.07
Forfeited	0	0
Unvested at the end of September 30, 2021	317,500	$9.08

The total combined option and RSU compensation expense recognized in the condensed consolidated statements of operations during the three months ended September 30, 2021 and 2020 was $1,206 and $16, respectively.

The total combined option and RSU compensation expense recognized in the condensed consolidated statements of operations during the nine months ended September 30, 2021 and 2020 was $2,470 and $137, respectively.

11. RELATED PARTY TRANSACTIONS

The Company rents a facility in Durham, California from Plan D Enterprises, Inc., an entity controlled by the Company’s former President of Commercial Operations, for $9 per month.

12. COMMITMENTS AND CONTINGENCIES

Litigation

From time to time, the Company is involved in routine litigation that arises in the ordinary course of business. There are no pending significant legal proceedings to which the Company is a party for which management believes the ultimate outcome would have a negative impact on the Company’s financial position except as noted below:

On October 12, 2020, a putative class complaint was filed by a purported stockholder of Sunworks regarding the contemplated but terminated merger among iSun, Inc. (formerly The Peck Company Holdings, Inc.), Peck Mercury, Inc. and Sunworks (the “Merger”). The complaint names, as defendants, each of the Sunworks’ Board of Directors (the “Directors”) and asserts that the Directors breached their fiduciary duties. The plaintiff alleges that the consideration to be received by stockholders of Sunworks was inadequate and that the Registration Statement on Form S-4 contained materially incomplete and misleading information regarding the proposed Merger. On November 24, 2020, the parties filed a joint stipulation to dismiss the action without prejudice with a reservation for plaintiff to seek attorneys’ fees and costs; the Court granted that stipulation and ordered the dismissal on November 25, 2020. On May 17, 2021, the Court granted a stipulation by the parties for plaintiff’s counsel to receive an award of $500 as a mootness fee which was promptly paid by the Company. This amount had been recorded as an accrued liability as of December 31, 2020. As part of the stipulation, the Company did not admit any liability or wrongdoing and the case was closed.

There were seven other actions related to the same proposed transaction, all of which have been voluntarily dismissed by the respective plaintiffs.

13. SUBSEQUENT EVENTS

On October 21, 2021, the Company filed a prospectus supplement with the SEC, pursuant to which the Company could offer and sell from time to time, through the Agent RCP, shares of the Company’s common stock, registered under the Securities Act, pursuant to the Registration Statement.

In accordance with the terms of the Roth Sales Agreement, we may offer and sell shares of our common stock under this prospectus having an aggregate offering price of up to $25 million (the “New Placement Shares”) from time to time through or to Agent RCP, as sales agent or principal.

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

Subsequent to September 30, 2021 and through November 10, 2021 the sale and issuance of the New Placement Shares pursuant to the Roth Sales Agreement totaled 2,035,025 additional common shares issued and outstanding resulting in net proceeds of $12,222.

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

Overview

We provide photovoltaic (PV) based power systems for the commercial, public works, and residential markets in California, Nevada, Massachusetts, Oregon, New Jersey, Utah, Arizona, Colorado, New Mexico, Texas, South Carolina, Wisconsin, Minnesota and Hawaii. We have direct sales and/or operations personnel in California, Nevada, Massachusetts, Utah, Arizona, New Mexico, Texas, Colorado, South Carolina, Wisconsin and Minnesota. Through our operating subsidiaries, we design, arrange financing, integrate, install, and manage systems ranging in size from 2kW (kilowatt) for residential projects to multi-MW (megawatt) systems for larger commercial and public works projects. Commercial installations have included installations at office buildings, manufacturing plants, warehouses, service stations, churches, and agricultural facilities such as farms, wineries, and dairies. Public works installations have included school districts, local municipalities, federal facilities and higher education institutions. We provide a full range of installation services to our solar energy customers including design, system engineering, procurement, permitting, construction, grid connection, warranty, system monitoring and maintenance.

We currently operate in two segments based upon our organizational structure and the way in which our operations are managed and evaluated. Our Solcius segment is responsible for the vast majority of our residential market revenue and our Sunworks segment services primarily commercial and public works markets.

As a result of the Solcius acquisition in April 2021, the portion of our consolidated revenue from residential installations has increased significantly.

For the first nine months of 2021, approximately 73% of our 2021 revenue was from installations for the residential market. For the same period, approximately 27% of our revenue was from installations for the commercial and public works markets.

For the first nine months of 2020, approximately 26% of our revenue was from installations for the residential market and approximately 74% of our 2020 revenue was from installations for the commercial and public works markets.

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

State and local directives, guidelines, and other restrictions, as well as consumer behavior, continue to impact our operations in the regions in which we operate, particularly California. During the three months and nine months ended September 30, 2021, we continued to serve customers. COVID-19 and the governmental directives materially disrupted the operations of the local and state governments by closing or restricting operations at city, county and state offices for design reviews, permitting projects, and inspections of projects. Utility companies have been unable to provide timely shutdowns, inspections and interconnection approvals. This disruption negatively impacts our ability to complete projects, generate revenue on projects in backlog and causes many customers to delay decisions on new projects.

Our revenue and gross profit in the three and nine months ended September 30, 2021 were negatively impacted by governmental responses to the COVID-19 pandemic, which delayed pre-construction approvals and installation activity for our larger public works, agriculture and commercial projects by delaying approvals and restricting our employees’ access to our work sites. Earlier governmental orders and social distancing guidelines slowed our sales process, as our customers avoided interacting with our sales and installation personnel and delayed buying decisions.

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

Although there is uncertainty around the continued impact and severity the COVID-19 pandemic has had, and will continue to have, on our operations, these developments and measures have negatively affected our business. We will continue to manage the impact through appropriate operational measures. Of concern is how the COVID-19 pandemic continues to spread and could continue to adversely impact our ability to source materials used in our operations or affect our ability to complete ongoing installations in a timely manner. Several of our personnel have been subject to Company-imposed quarantine restrictions based upon possible contact with individuals who have tested positive. We are encouraging our personnel to wear masks and use social distancing and we believe we are taking appropriate sanitization measures. We cannot predict whether any one of our key executives or other personnel could become incapacitated by COVID-19 and its variants.

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue on construction contracts recognized over time, fair value of assets acquired and liabilities assumed in a business combination, expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to impairment of property, plant and equipment, intangible assets, operating and finance lease right-of-use assets and liabilities, deferred tax assets, costs to complete projects, and fair value computation using the Black Scholes option pricing model. We base our estimates on historical experience and on various other assumptions, such as the trading value of our common stock and estimated future undiscounted cash flows, that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions; however, we believe that our estimates, including those for the above-described items, are reasonable.

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

Contract Assets and Liabilities

Contract assets consist of (i) the earned, but unbilled, portion of a project for which payment is deferred by the customer until certain contractual milestones are met; and (ii) direct costs, including commissions, labor related costs and permitting fees paid prior to recording revenue, and (iii) unbilled receivables which represent revenue that has been recognized in advance of billing the customer, which is common for larger construction contracts. Contract liabilities consist of deferred revenue and customer deposits and customer advances, which represent consideration received from a customer prior to transferring control of goods or services to the customer under the terms of a contract.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2020

REVENUE AND COST OF GOODS SOLD

For the three months ended September 30, 2021, revenue increased to $31,220 compared to $7,304 for the three months ended September 30, 2020. The revenue increase is the result of the April 8, 2021 acquisition of Solcius. Solcius contributed $46,191 of revenue since acquisition and $23,379 during the three months ended September 30, 2021. Solcius contributed 75% to our consolidated revenue for the period. Overall, approximately 79% of revenue in the third quarter of 2021 was from installations for the residential market. Commercial and public works markets contributed 21% of revenue in the period. In contrast, for the same period in 2020, prior to the Solcius acquisition, residential revenue represented 27% of total revenue while commercial and public works revenue was 73% of total revenue.

Cost of goods sold for the three months ended September 30, 2021, was $16,804, or 53.8% of revenue compared to $5,670 or 77.6% percent of revenue for the three months ended September 30, 2020. The increase in cost of goods sold is primarily the result of the April 8, 2021 acquisition of Solcius.

Gross profit was $14,416 for the quarter ended September 30, 2021, compared to $1,634 of gross profit for the same quarter of the prior year. The gross margin was 46.2% in the third quarter of 2021 compared to 22.4% in the same quarter of 2020. The margin improvement is the result of the Solcius acquisition and the related gross margin on residential projects combined with improved margin on commercial projects completed during the period.

SELLING AND MARKETING EXPENSES

For the three months ended September 30, 2021, our selling and marketing expenses were $10,072 compared to $1,069 for the three months ended September 30, 2020. The significant increase in expense period over period is primarily the result of the higher revenue and dealer commission expenses related to the Solcius acquisition. Additionally, during the quarter we incurred additional marketing costs to expand lead generation efforts and broaden our brand awareness.

GENERAL AND ADMINISTRATIVE EXPENSES

Total general and administrative (G&A) expenses were $7,663 for the three months ended September 30, 2021, compared to $3,161 for the three months ended September 30, 2020. G&A expenses primarily increased with the addition of Solcius. During the same quarter of the prior year, Sunworks had reduced salaries and reduced overall spending in response to the COVID-19 restrictions. The increase in G&A expenses versus the prior year quarter included compensation related expenses, general insurance expenses, and executive recruiting fees.

STOCK-BASED COMPENSATION EXPENSES

During the three months ended September 30, 2021 we incurred $1,206 in total non-cash stock-based compensation expense compared to $16 for the same period in the prior year. The period over period increase in stock-based compensation is the result of the company expanding RSU and stock option grants as part of the compensation structure to a wider population of employees.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expense for the three months ended September 30, 2021 was $1,930 compared to $82 for the same period in the prior year. Depreciation and amortization expenses increased as a result of $15,600 of intangible assets identified in the April 2021 Solcius acquisition. Additionally, the Solcius property and equipment acquired increased depreciation expense for the period.

OTHER (EXPENSE), NET

Other expense was a net $5 for the three months ended September 30, 2021, compared to a net expense of $158 for the same three months in 2020. Interest expense for the quarter ended September 30, 2021 was $10, primarily related to the interest paid on financing leases. Interest expense for the quarter ended September 30, 2020 was $159 and was the result of interest for the remaining balance of a $2.25 million promissory note repaid in December of 2020.

NET LOSS

The net loss for the three months ended September 30, 2021 was $6,460 compared to a net loss of $2,852 for the three months ended September 30, 2020.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2020

REVENUE AND COST OF GOODS SOLD

For the nine months ended September 30, 2021, revenue increased to $69,480 compared to $29,335 for the nine months ended September 30, 2020. Approximately 73% of revenue in the first nine months of 2021 was from installations for the residential markets at $51,044 compared to 26% of revenue or $7,562 for the same period in the prior year. The increase is a result of the Solcius acquisition in April 2021. Commercial and public works revenue was 27% of total revenue or $18,436 for the first nine months of 2021, compared to 74% or $21,773 of revenue in the same period of the prior year. Public works revenue was $3,903 higher during the first nine months of 2020. The higher 2020 revenue was the result of a larger project under construction and nearing completion during the same period in the prior year.

Cost of goods sold for the nine months ended September 30, 2021, was $39,836 or 57.3% of revenue compared to $23,468 or 80.0% of revenue reported for the nine months ended September 30, 2020. The increase in cost of goods sold is primarily the result of the April 8, 2021 acquisition of Solcius.

Gross profit was $29,644 for the nine months ended September 30, 2021. This compares to $5,867 of gross profit for the same period of the prior year. The gross margin improved to 42.7% in the first nine months of 2021 compared to 20.0% in the same nine-month period of 2020. The margin improvement is the result of the Solcius acquisition and the related gross margin on residential projects combined with improved margin on commercial projects completed during the period.

Revenue and gross profit in the nine months ended September 30, 2021 were positively impacted by the Solcius acquisition and improving market conditions. In contrast, the prior year operating results were negatively impacted COVID 19 and the governmental responses to the pandemic.

SELLING AND MARKETING EXPENSES

For the nine months ended September 30, 2021, the Company’s selling and marketing expenses were $21,468 compared to $3,864 for the nine months ended September 30, 2020. As a percentage of revenue, selling and marketing expenses were 30.9% of the first nine months revenue in 2021 compared to 13.2% of the same period of 2020. The vast majority of the expense increase resulted from the Solcius acquisition and additional marketing spend for advertising and branding. The Solcius sales and marketing model focuses on lead generation and effective interaction with third-party sales organizations. During the period, we invested in sales and marketing to expand our lead generation efforts and improve brand awareness. Additionally, these investments are targeted at positively impacting our ability to enter additional markets and grow our in-house sales capability for residential markets.

GENERAL AND ADMINISTRATIVE EXPENSES

Total G&A expenses of $17,853 for the nine months ended September 30, 2021 increased compared to $8,135 for the nine months ended September 30, 2020. The G&A expenses increased from the prior year nine-month period primarily as a result of the Solcius acquisition in April of 2021. During the same period in 2020, we reduced headcount and discretionary spending in response to the COVID pandemic. G&A expenses will fluctuate as we pursue benefits from the costs savings of more fully integrating Solcius operations while compensation, insurance and employee benefit costs have increased year over year.

GOODWILL IMPAIRMENT

Goodwill impairment recorded for the nine months ended September 30, 2021 and 2020 was $0 and $4,000, respectively. In March 2020, as a result of the events and circumstances resulting from the COVID-19 pandemic, our outlook for revenue, profitability and cash flow deteriorated. Therefore, we performed a quantitative assessment of goodwill at March 31, 2020. It was determined that the carrying value of goodwill exceeded its fair value at March 31, 2020 and, as a result, we recorded an impairment of $4,000 during the first nine months of 2020.

STOCK-BASED COMPENSATION EXPENSES

During the nine months ended September 30, 2021 we incurred $2,470 in total non-cash stock-based compensation expense, compared to $137 for the same period in the prior year. The period over period increase in stock-based compensation is the result of the company expanding RSU and stock option grants as part of the compensation structure to a wider population of employees.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expense for the nine months ended September 30, 2021 was $3,900 compared to $246 for the same period in the prior year. Depreciation and amortization expenses increased as a result of the Solcius acquisition and $15,600 of identified intangible assets of Solcius. The total $15,600 balance of intangible assets is being amortized over the estimated useful lives of the specific assets. The estimated useful lives range from nine months to ten years. The amortization expense from the April 2021 Solcius acquisition through September 2021 was $3,426.

OTHER INCOME (EXPENSE), NET

Other income was $2,907 for the nine months ended September 30, 2021, compared to an expense of $544 for the same nine months in 2020. Other income is primarily the result of the June 2021 forgiveness of the Paycheck Protection Program loan of $2,847 and $34 of accrued loan interest. Interest expense for the first nine months of 2021, was $40 compared to $555 during the first nine months of 2020. The 2020 interest expense was primarily related to the interest paid on a $2.25 million loan balance outstanding pursuant to a senior promissory note plus the amortization of a $435 exit fee and the origination loan fees that were both shown as interest expense in the prior year period.

NET LOSS

The net loss for the nine months ended September 30, 2021 was $13,140. The net loss for the nine months ended September 30, 2020 was $11,059 including the $4,000 goodwill impairment expense.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Capital Resources

We had $11,219 in unrestricted cash at September 30, 2021, as compared to $38,991 at December 31, 2020. We believe that the aggregate of our existing cash and cash equivalents, in addition to cash raised through our at the market offering and cash generated in operations will be adequate for us to maintain sufficient liquidity and cash balances for the next twelve months or more.

At September 30, 2021, our working capital was a surplus of $21,211 compared to a working capital surplus of $30,890 at December 31, 2020.

During the nine months ended September 30, 2021, we used $25,331 of cash in operating activities compared to $7,268 used in operating activities for same period in 2020. The cash used in operating activities was used to reduce payables by taking advantage of purchase discounts for materials, build higher inventory levels to proactively address industry-wide supply chain challenges and to fund the current year net loss which included the legal, accounting and consulting costs incurred for the Solcius acquisition and the settlement of the stockholder lawsuit and mootness fee paid.

Net cash used in investing activities totaled $51,093 for the nine months ended September 30, 2021 including $50,619 net cash used to complete the Solcius acquisition and $535 of cash used to purchase trucks, vans and construction equipment to replace leased vehicles and rental equipment. The cash used in investing activities in the same period of 2020 totaled $26 for minor equipment purchases.

Net cash provided by financing activities during the nine months ended September 30, 2021 was $48,652. This increase was primarily due to net proceeds from sales of our common stock in February 2021.

Net cash provided by financing activities during the nine months ended September 30, 2020 was $8,746. Net cash received through sales of our common stock totaled $7,736 during the nine months ended September 30, 2020. The cash provided by financing activities during the nine months of 2020 was primarily used to pay $1,500 of principal for a senior promissory note. $337 of cash was used to pay off an acquisition convertible promissory note, vehicle and equipment debt.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal third quarter ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors,” of our 2020 Annual Report on Form 10-K, which could materially affect our business, financial condition, or future results and which are incorporated by reference herein. Set forth below are updates to certain of the risk factors disclosed in our 2020 Annual Report on Form 10-K.

We may not realize the anticipated benefits of past or future investments, strategic transactions, or acquisitions, and integration of these acquisitions may disrupt our business and management.

We have in the past and may in the future, acquire companies, or enter into joint ventures or other strategic transactions. For example, on April 8, 2021, we acquired all of the membership interests of Solcius, for cash consideration of $51.8 million, a full service, residential solar system provider which provides proposal generation, engineering, permitting, installation services and financial solutions to customers in 14 states across the country, with the largest markets being Texas, California, New Mexico and Colorado.

We may not realize the anticipated benefits of past or future investments, strategic transactions, or acquisitions, and these transactions involve numerous risks that are not within our control. These risks include the following, among others:

●	difficulty in assimilating the operations, systems, and personnel of the acquired company;

●	difficulty in effectively integrating the acquired technologies or products with our current products and technologies;

●	difficulty in maintaining controls, procedures and policies during the transition and integration;

●	disruption of our ongoing business and distraction of our management and employees from other opportunities and challenges due to integration issues;

●	difficulty integrating the acquired company’s accounting, management information and other administrative systems;

●	inability to retain key technical and managerial personnel of the acquired business;

●	inability to retain key customers, vendors and other business partners of the acquired business;

●	inability to achieve the financial and strategic goals for the acquired and combined businesses;

●	incurring acquisition-related costs or amortization costs for acquired intangible assets that could impact our results of operations;

●	significant post-acquisition investments which may lower the actual benefits realized through the acquisition;

●	potential failure of the due diligence processes to identify significant issues with product quality, legal, and financial liabilities, among other things; and

●	potential inability to assert that internal controls over financial reporting are effective.

Our failure to address these risks, or other problems encountered in connection with our past or future investments, strategic transactions, or acquisitions, could cause us to fail to realize the anticipated benefits of these acquisitions or investments, cause us to incur unanticipated liabilities, and harm our business generally. Future acquisitions could also result in dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities, amortization expenses, incremental expenses or the write-off of goodwill, any of which could harm our financial condition or results of operations, and the trading price of our common stock could decline.

Mergers and acquisitions are inherently risky, may not produce the anticipated benefits and could adversely affect our business, financial condition or results of operations.

Our customer acquisition function is concentrated with certain third-party solar sales channel partners and our growth depends on maintaining and expanding these relationships.

A key component of our growth strategy is to develop or expand our relationships with third parties. For example, we are investing resources in establishing strategic relationships with sales channel partners, to generate new customers. Developing new relationships may not occur as quickly as planned or may not generate new customers as planned. A significant portion of our business depends on attracting and retaining new and existing solar sales channel partners. For example, we diversified our market and product concentration following the acquisition of Solcius on April 8, 2021, a leading installer of residential solar systems, which operates in 14 states. Solcius utilizes a combination of sales channel partners and a direct sales strategy to generate new customers. Since acquisition, Solcius has had three sales channel partners that combined accounted for more than 80% of Solcius’ revenue for the first nine months of 2021. Negotiating relationships with our solar partners, investing in due diligence efforts with potential solar partners, training such third parties and contractors, and monitoring them for compliance with our standards require significant time and resources and may present greater risks and challenges than expanding a direct sales or installation team. If we are unsuccessful in establishing or maintaining our relationships with these third parties, our ability to grow our business and address our market opportunities could be impaired. Even if we are able to establish and maintain these relationships, we may not be able to execute on our goal of leveraging these relationships to meaningfully expand our business, brand recognition and customer base. This would limit our growth and our opportunities to generate significant additional revenue or cash flows.

We depend on a limited number of suppliers, for certain critical raw materials, components and finished products, including our modules. Any supply interruption or delay could adversely affect our business, prevent us from delivering products to our customers within required timeframes, and could in turn result in sales and installation delays, cancellations, penalty payments, or loss of market share.

Our supply chain is subject to natural disasters and other events beyond our control, such as raw material, component, and labor shortages, global and regional shipping and logistics constraints, work stoppages, epidemics or pandemics, earthquakes, floods, fires, volcanic eruptions, power outages, or other natural disasters, and the physical effects of climate change, including changes in weather patterns (including floods, fires, tsunamis, drought, and rainfall levels), water availability, storm patterns and intensities, and temperature levels. Human rights concerns, including forced labor and human trafficking, in foreign countries and associated governmental responses have the potential to disrupt our supply chain and our operations could be adversely impacted. For example, the U.S. Department of Homeland Security issued a withhold release order on June 24, 2021 applicable to silica-based products made by a major producer of polysilicon used by manufacturers of solar panels in China’s Xinjiang Uygur autonomous region, over allegations of widespread, state-backed forced labor in the region. Although we do not believe that raw materials used in the products we sell are sourced from this or other regions with forced labor concerns, any delays or other supply chain disruption resulting from these concerns, associated governmental responses, or a desire to source products, components or materials from other manufacturers or regions could result in shipping, sales and installation delays, cancellations, penalty payments, or loss of revenue and market share, any of which could have a material adverse effect on our business, results of operations, cash flows, and financial condition.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit No.	Description
31.1*	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
31.2*	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	Inline XBRL Instance Document.
101.SCH**	Inline XBRL Taxonomy Extension Schema Document.
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.

**	Furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Provo, State of Utah, on November 12, 2021.

Sunworks, Inc.

Date: November 12, 2021	By:	/s/ Gaylon Morris
Gaylon Morris, Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2021	By:	/s/ Paul C. McDonnel
Paul C. McDonnel, SVP - Finance & Accounting
(Principal Financial and Accounting Officer)

