Form 10-K
period 2021-12-31
Sunworks, Inc.
filed 2022-03-11
CIK 1172631

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the fiscal year ended December 31, 2021

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from __________ to __________

Commission File No. 001-36868

SUNWORKS, INC.

(Exact name of registrant as specified in its charter)

delaware	01-0592299
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1555 Freedom Boulevard Provo, UT	84604
(Address of principal executive office)	(Zip Code)

Registrant’s telephone number, including area code (385) 497-6955

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the company has filed an attestation report regarding management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act by the registered public accountants that audited the company’s financial statements. Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates as of June 30, 2021 was $284.2 million.

The outstanding number of shares of common stock as of March 11, 2022 was 29,303,772.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2022 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K, are incorporated by reference in Part III, Items 10-14 of this Form 10-K. Except for the portions of the Proxy Statement specifically incorporated by reference in this Form 10-K, the Proxy Statement shall not be deemed to be filed as part hereof

Cautionary Note Regarding Forward-looking Statements

Statements in this Annual Report on Form 10-K that are not historical facts constitute forward-looking statements. Examples of forward-looking statements include statements relating to industry prospects, our future economic performance including anticipated revenues and expenditures, results of operations or financial position, and other financial items, our business plans and objectives, and may include certain assumptions that underlie forward-looking statements. Risks and uncertainties that may affect our future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements include, among other things, those listed under “Risk Factors” and elsewhere in this Annual Report on Form 10-K.

The following is a summary of the principal risk factors facing our business. This summary should be read in conjunction with the “Risk Factors” section and should not be relied upon as an exhaustive summary of the material risks facing our business. These risks include but are not limited to:

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

These statements are subject to business and economic risk and reflect management’s current expectations and involve subjects that are inherently uncertain and difficult to predict. Actual events or results may differ materially. Moreover, neither we nor any other person assumes responsibility for the accuracy or completeness of these statements. We are under no duty to update any of the forward-looking statements after the date of this Annual Report on Form 10-K to conform these statements to actual results.

PART I

Item 1. Business.

Business Introduction/Summary

References herein to “we,” “us,” “Sunworks,” and “the Company” are to Sunworks, Inc. and its wholly-owned subsidiaries Sunworks United Inc. (“Sunworks United”), and its wholly-owned subsidiaries Solcius, LLC (“Solcius”) and Commercial Solar Energy Inc. (“CSE”).

We provide photovoltaic (“PV”) and battery based power and storage systems for the residential and commercial markets. Commercial projects include commercial, agricultural, industrial and public works projects.

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

On April 8, 2021, Sunworks, Inc., through its operating subsidiary Sunworks United (the “Buyer”), acquired all of the issued and outstanding membership interests (the “Acquisition”) of Solcius, from Solcius Holdings, LLC (“Seller”). Located in Provo, Utah, Solcius is a full-service, residential solar systems provider. The transaction creates a national solar power provider with a presence now in 15 states, including California, Utah, Nevada, Arizona, New Mexico, Texas, Colorado, Minnesota, Wisconsin, Massachusetts, Rhode Island, New York, Pennsylvania, New Jersey and South Carolina. The Company believes the transaction enhances economies of scale, leading to better access to suppliers, vendors and financial partners, as well as marketing and customer acquisition opportunities.

The Acquisition was consummated on April 8, 2021 pursuant to a Membership Interest Purchase Agreement, dated as of April 8, 2021 (the “Purchase Agreement”), by and between Buyer and Seller. The purchase price for Solcius consisted of $51.75 million in cash, subject to post-closing adjustments related to working capital, cash, indebtedness and transaction expenses.

Sunworks

Through our Sunworks operating subsidiaries, we design, arrange financing, integrate, install, and manage systems ranging in size from 2kW (kilowatt) for residential projects to multi-MW (megawatt) systems for larger commercial and public works projects. Commercial installations have included installations at office buildings, manufacturing plants, warehouses, service stations, churches, and agricultural facilities such as farms, wineries, and dairies. Public works installations have included school districts, local municipalities, federal facilities and higher education institutions. Commercial solar represented 23% of our 2021 revenue, compared to 74% of our revenue in 2020. Commercial Solar primarily operates primarily in California.

Solcius

Through our Solcius operating subsidiary, we design, arrange financing, integrate, install, and manage systems, primarily for residential homeowners. We sell residential solar systems through multiple channels, including our network of sales channel partners, and our growing direct sales channel strategy. We operate in several residential and commercial markets including California, Utah, Nevada, Arizona, New Mexico, Texas, Colorado, Minnesota, Wisconsin and South Carolina. We have direct sales or operations personnel in California, Nevada, Utah, Arizona, New Mexico, Texas, Colorado, South Carolina, Wisconsin and Minnesota.

Company Strategy

We intend to capitalize on the growth outlook for commercial and residential solar markets in North America. Our strategic objectives include the following, of which are subject to risks and uncertainties that are, and potentially will be, exacerbated by the COVID-19 pandemic and its related effects and any negative economic downturn:

○	Capitalize on industry growth. Over the last decade, solar power has become the lowest cost new energy generation source as the industry matured and as technology has evolved. With solar, both residential and commercial customers can realize short pay back periods and can reduce their exposure to traditional energy sources. Environmental, Social and Governance (“ESG”) considerations are factored into customer buying patterns, as consumers want less reliance on grid participation and focus on renewable forms of energy generation. Additionally, the regulatory environment is generally positive, as the Biden administration continues to pursue incentives directed to clean energy generation. As a result, the solar industry is expected to grow at a rapid rate and become a significant source of new power generation, displacing some carbon-based alternatives.

○	Leverage Solcius acquisition to expand into new geographies. Solcius has operations within 10 states and has plans to grow in new markets, where solar power is becoming more prevalent or is underserved. The Solcius acquisition has not only provided platforms of growth within the residential market, but also within our commercial business. It is our plan to leverage the Solcius footprint to expand our commercial operations over time.

○	Pursue acquisitions to build scale. We intend to pursue acquisitions that develop scale, expand our geographic reach, increase our product offerings or improve our customer acquisition costs. We view scale as important in the solar industry, as larger competitors can leverage technology and supply chain economies of scale; reducing costs to consumers and improving the company’s cash flow generation.

○	Expand multi-channel sales network. In our residential business in 2021, relationships with authorized dealers were the primary lead generation source. We intend to grow our authorized dealers and sales channel partner network in the future, by leveraging our IT platforms and history of providing best in class installation services. Additionally, we are developing internal methods of acquiring customers through in-house sales and tele-sales in markets where we do not have a significant presence today. We expect a sale to installation offering will allow us to expand our services and product offerings and reduce our customer acquisition costs over time. Our view is that both internal and external channels allow for an effective, scalable and cost-efficient growth.

Company Operations

Employees

As of December 31, 2021, we employed approximately 511 employees of which 495 were full-time employees with 16 of those employees on temporary layoff, medical, family or disability leave. We also utilize outside subcontractors to assist with installing commercial solar systems for our commercial customers. Our direct installation labor is a combination of employees and contract labor.

As of December 31, 2020, we employed approximately 122 full-time employees with 38 of those employees on temporary layoff, medical, family or disability leave plus two part-time employees.

Sales and Marketing

As of December 31, 2021, we had approximately 35 employees primarily focused on sales, sales support and marketing.

We are adding to our in-house direct residential sales force and marketing capabilities while we continue to partner with authorized dealers and select third-party sales originators. Reducing our residential customer acquisition costs and managing the customer experience throughout the process of sales and installation is part of our goal to minimize the fixed costs and financial risk of customer acquisition while improving the entire customer experience.

We have an advantage in the commercial solar market given our extensive contact list, resulting from our experience in the construction market, which provides access to customers. Through our network of vendors, participation in a variety of industry trade associations and independent sales consultants, we now have a growing list of repeat clients, as well as an active and loyal referral network.

As of December 31, 2020, we had approximately 16 employees primarily focused on sales, sales support and marketing.

Financing

To promote sales, we assist customers in obtaining financing through our network of lenders that offer leases, loans or Power Purchase Agreements (“PPAs”). A PPA is a contract between two parties, one which generates electricity and the other purchases the electricity.

Suppliers

We purchase solar panels, inverters, batteries and materials from multiple manufacturers both directly and through distributors. We intend to further coordinate purchases and optimize supply relationships to realize advantages of greater scale. Section 201 tariffs on solar modules were imposed beginning in 2018 and were extended through 2026. While these tariffs have not had a material negative impact on our business, we believe the tariffs were a contributing factor to smaller decreases to equipment costs than we would have otherwise experienced in 2021.

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

We also utilize strategic partnerships with subcontractors for carport construction, and electrical installations, for racking and solar panel installations, as well as subcontractors for roofing, grading, landscaping, and construction for our larger commercial projects.

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

Even with controlling every aspect of the installation process, the ability to perform on a contract is subject to limitations. Jurisdictional approval processes are outside of our immediate control including, but not limited to, approval processes required by cities, counties, states or the federal government or one of their agencies. Other aspects outside of our direct control include approvals from various utility companies and weather conditions.

After-Sales Support

We offer continuing operational and maintenance services for our installed residential and commercial PV systems by providing extended factory equipment technical support and acting as a service liaison using our proprietary knowledge, technology, and solar electric energy and battery system qualified engineering and technical staff. We do this through a Limited Workmanship Warranty and Operations and Maintenance Program, which among other things provides a service and technical support line to our customers. We generally respond to our job site related issues within 24 hours. We strive to offer assistance for residential installations as long as required to maintain customer satisfaction. For commercial customers we offer separate operation, maintenance and monitoring contracts. These operation, maintenance and monitoring contracts generally have terms ranging from 5 to 25 years.

Facilities

We maintain sales and installation offices in Roseville, Sacramento, Tulare, Tustin and Riverside, California. We also maintain sales and installation offices in Provo, Utah; Phoenix, Arizona; Centennial, Colorado; El Paso and McAllen, Texas; Albuquerque and Roswell, New Mexico; Bloomingdale, Minnesota; Columbia, South Carolina; and Sturtevant, Wisconsin. We lease all of our offices and facilities.

Customers

Approximately 77% of our 2021 revenue came from residential installations while residential revenue was 26% of total revenue in 2020. The increase in residential revenue as a percentage of total revenue is the result of the Solcius Acquisition in April 2021. Approximately 23% of our total revenue in 2021 came from commercial installations, down from 74% in 2020.

Our residential operations address the needs of property owners by installing systems typically smaller than 20kW. We facilitate purchase or lease financing and offer multiple product options to fit the specific needs of each customer.

We install systems for the commercial market and for public works projects. We define small commercial and public works projects as the installation of systems under 100kW, whereas large projects involve the installation of systems greater than 100kW. Solar projects have received limited financing from traditional lending sources, but we are encouraged by municipal PACE programs in California which have drawn funding sources such as Ygrene Energy Fund into the financing of energy projects. Public works projects are frequently financed through various PPA arrangements, often in conjunction with SPURR (School Project for Utility Rate Reduction) programs, a Joint Powers Authority in California. Cycle times vary from twenty weeks to more than a year, depending on customer specifications, supply chain, permitting and engineering lead times. Agricultural system sizes vary significantly within this sector and can range from 10kW to multiple megawatts. Agricultural loans to farmers and tax-oriented leases are the primary funding sources within the industry. Similar to commercial installations, cycle times for agricultural projects may commonly range from a few months to more than three years depending upon the authority having jurisdiction, the existing utility infrastructure and the various approvals required.

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

Seasonality

Our revenue is impacted by seasonal weather patterns. In addition, some customers prefer to complete projects by the end of a calendar year to realize the benefits of available subsidy programs prior to year-end.

Technology and Intellectual Property

Generally, the solar installation business is not dependent on intellectual property. Within our residential business, we utilize proprietary software, which enables our sales channel partners to efficiently manage the sales process and allows our operations team to manage thousands of installations annually.

Government Regulation and Incentives

Government Regulation

We are not regulated as a public utility within the United States under applicable national, state or other local regulatory regimes where we conduct business.

To operate our systems, we obtain interconnection permission from the applicable local primary electric utility. Depending on the size of the solar energy system and local law requirements, interconnection permission is provided by the local utility to us or our customer. In almost all cases, interconnection permissions are issued on the basis of a standard process that has been pre-approved by the local public utility commission or other regulatory body with jurisdiction over net energy metering procedures. As such, no additional regulatory approvals are required once interconnection permission is given.

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

The federal investment tax credit (“ITC”) is currently 26% under Section 48(a) of the Internal Revenue Code, for the installation of certain solar power facilities until December 31, 2022, after which the ITC will decrease to 22% in 2023 and 0% in 2024 for residential installations and 10% for commercial credit thereafter. Congress may extend or otherwise alter the Commercial ITC, as well as the depreciation benefits for solar, via legislation in 2022.

For commercial projects the economics of purchasing a solar energy system are also improved by eligibility for accelerated depreciation, also known as the modified accelerated cost recovery system (“MACRS”) depreciation, which allows for the depreciation of equipment according to an accelerated schedule set forth by the Internal Revenue Service. The acceleration of depreciation creates a valuable tax benefit that reduces the overall cost of the solar energy system and increases the return on investment.

Approximately 50% of U.S. states offer a personal or corporate investment or production tax credit for solar energy that is additive to the ITC. Further, these states, and many local jurisdictions, have established property tax incentives for renewable energy systems that include exemptions, exclusions, abatements, and credits. Many state governments, traditional utilities, municipal utilities and co-operative utilities offer a rebate or other cash incentive for the installation and operation of a solar energy system or energy efficiency measures. Capital costs or “up-front” rebates provide funds to solar customers based on the cost, size or expected production of a customer’s solar energy system. Performance-based incentives provide cash payments to a system owner based on the energy generated by their solar energy system during a pre-determined period, and they are paid over that time period. Depending on the cost of the system and other site-specific variables, tax incentives can typically cover 30-40% of the cost of a commercial or residential solar system.

Many states also have adopted procurement requirements for renewable energy production that requires regulated utilities to procure a specified percentage of total electricity delivered to customers in the state from eligible renewable energy sources, such as solar energy systems, by a specified date.

Corporate Information

Our principal executive offices are located at 1555 Freedom Blvd, Provo, Utah 84604 and our telephone number is (385) 497-6955. Our web site address is www.sunworksusa.com. Information contained in or accessible through our website does not constitute part of this Annual Report on Form 10-K.

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

Item 1A. Risk Factors.

Our business and operations are subject to a number of significant risks and uncertainties as described below. However, the risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we may currently deem immaterial, may become important factors that could harm our business, financial condition, or results of operations. If any of the following risks actually occur, our business, financial condition or results of operations could suffer materially.

Risks Related to Our Financial Position and Capital Requirements

We have incurred significant losses since inception.

We had an accumulated deficit of $115,260,000 and $88,635,000 as of December 31, 2021 and December 31, 2020, respectively. We incurred annual operating losses since our inception. We anticipate becoming profitable as we increase our installation revenue and reduce our costs as a percentage of revenue. However, there can be no assurances that these actions will result in sustained profitability. We are subject to all the risks incidental to the sales, development, and costs of construction of new solar energy revenues, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business.

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

Our inability to raise capital when needed could harm our ability to grow our operations substantially and could cause our stock price to decline.

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

We continue to closely monitor the COVID-19 pandemic, including its resurgence in key markets as new variants of the virus continue to emerge. Due to the COVID-19 pandemic, our organization continues to operate both in person and virtually across the United States as deemed necessary by management, which entails the need for us to continue to support remote workforces at greater scale than we have before COVID-19.

We will continue promoting the health and safety of our employees and contractors. In an effort to protect our employees and contractors, we continue to comply with all health and safety regulations, including adopting social distancing policies at all our locations, working from home, and complying with domestic travel restrictions as necessary. We will continue to implement appropriate safety measures, including requiring employees to be fully vaccinated to access our workplace facilities pursuant to federal, state, and local guidelines, as well as taking into consideration COVID-19 case trends and related measures in our locations. We may take further actions as government authorities require or recommend or as we determine to be in the best interests of our employees, customers, partners, and suppliers.

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

In addition, any changes to government or internal utility regulations and policies that favor electric utilities could reduce our competitiveness and cause a significant reduction in demand for our products and services. For example, certain jurisdictions have proposed assessing fees on customers purchasing energy from solar energy systems or imposing a new charge that would disproportionately impact solar energy system customers who utilize net energy metering, either of which would increase the cost of energy to those customers and could reduce demand for our solar energy systems. It is possible charges could be imposed on not just future customers but our existing customers, causing a potentially significant consumer relations problem and harming our reputation and business. Due to the amount of our business in California, any such changes in these markets would be particularly harmful to our business, results of operations, and future growth.

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

U.S. federal, state and local government bodies provide incentives to end users, distributors, system integrators and manufacturers of solar energy systems to promote solar electricity in the form of rebates, tax credits and other financial incentives such as system performance payments and payments for renewable energy credits associated with renewable energy generation. These governmental rebates, tax credits and other financial incentives enhance the return on investment for our customers and incentivize them to purchase solar systems. These incentives enable us to lower the price we charge customers for energy and for our solar energy systems. However, these incentives may expire on a particular date, end when the allocated funding is exhausted, or be reduced or terminated as solar energy adoption rates increase. These reductions or terminations often occur without warning.

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

Each of the states where we currently serve customers has adopted a net energy metering policy. Net energy metering typically allows our customers to interconnect their on-site solar energy systems to the utility grid and offset their utility electricity purchases by receiving a bill credit at the utility’s retail rate for energy generated by their solar energy system that is exported to the grid in excess of the electric load used by the customer. At the end of the billing period, the customer simply pays for the net energy used or receives a credit at the retail rate if more energy is produced than consumed. Utilities operating in states without a net energy metering policy may receive solar electricity that is exported to the grid when there is no simultaneous energy demand by the customer without providing retail compensation to the customer for this generation.

Our ability to sell solar energy systems and the electricity they generate may be adversely impacted by the failure of states to expand existing limits on the amount of net energy metering in states that have implemented net metering. The failure of states to adopt a net energy metering policy where it currently is not in place, the imposition of new charges that only or disproportionately impact customers that utilize net energy metering may also negatively impact our operations. In addition, reductions in the amount or value of credit that customers receive through net energy metering could negatively impact the demand for our services. Our ability to sell solar energy systems and the electricity they generate also may be adversely impacted by the unavailability of expedited or simplified interconnection for grid-tied solar energy systems or any limitation on the number of customer interconnections or amount of solar energy that utilities are required to allow in their service territory or some part of the grid. If such charges are imposed, the cost savings associated with switching to solar energy may be significantly reduced and our ability to attract future customers and compete with traditional utility providers could be impacted.

Limits on net energy metering, interconnection of solar energy systems and other operational policies in key markets could limit the number of solar energy systems installed in those markets. For example, the California Public Utilities Commission (“CPUC”) is revisiting its net metering policy, under NEM 3.0, releasing its proposed decision in December 2021, to significantly reduce the compensation for customer owned generation and imposing fixed fees for solar customers. If adopted, the proposed decision would have an adverse effect on our business. On February 3, 2021, the CPUC said it has paused the proceeding “until further notice” to “consider revisions to the proposed decision.” In addition, California Governor Gavin Newsom said at a press conference there is “work to do” on the proposal. However, there is no guarantee that substantial modifications to the proposal will occur before enactment. In 2021, we generated 42% of our revenue in California.

Our business depends in part on the regulatory treatment of third-party owned solar energy systems.

Our leases and any power purchase agreements are third-party ownership arrangements. Sales of electricity by third parties face regulatory challenges in some states and jurisdictions. Other challenges pertain to whether third-party owned systems qualify for the same levels of rebates or other non-tax incentives available for customer-owned solar energy systems, whether third-party owned systems are eligible at all for these incentives, and whether third-party owned systems are eligible for net energy metering and the associated significant cost savings. Reductions in, or eliminations of, this treatment of these third-party arrangements could reduce demand for our systems.

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

We also compete, on a cost basis, with traditional utilities that supply electricity to our potential customers and with companies that are not regulated like traditional utilities but that have access to the traditional utility electricity transmission and distribution infrastructure pursuant to state and local pro-competitive and consumer choice policies. Our advantage over traditional utilities is that we offer customers the opportunity to create their own electricity and detach from the traditional electrical grid. To offer customers this opportunity, we often have to arrange financing for our customers as solar projects have received limited financing from traditional lending sources. Our objective is to arrange the most flexible terms that meet the needs of the customer. Although we do not provide financing ourselves, we have relationships to arrange financing with numerous private and public sources, including PACE (Property Assessed Clean Energy) Programs, which are programs that involve both municipal governments and private financing companies that allows property owners to receive upfront funding for renewable energy projects, and agricultural financing offered by a network of lending institutions. Our inability to arrange financing through these or other sources could adversely affect our business and results of operations.

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

If we are unable to compete in the market, it will have a negative impact on our business, financial condition, and results of operations.

Our business is concentrated in certain markets, putting us at risk of region-specific disruptions.

As of December 31, 2020, a vast majority of our total installations were in California and Nevada. With the acquisition of Solcius in April 2021, we have reduced that concentration in California by having a presence in several more states. We expect our near-term future growth to occur outside of California and to further expand our customer base and operational infrastructure. However, our business and results of operations are now particularly susceptible to adverse regional economic, regulatory, political, weather and other conditions in the greater southwest, Texas and north central regions of the United States which markets may become similarly concentrated.

Our customer acquisition function is concentrated with certain third-party solar sales channel partners and our growth depends on maintaining and expanding these relationships.

A key component of our growth strategy is to develop or expand our relationships with third parties. For example, we are investing resources in establishing strategic relationships with dealers and sales channel partners, to generate new customers. Developing new relationships may not occur as quickly as planned or may not generate new customers as planned. A significant portion of our business depends on attracting and retaining new and existing solar dealers and sales channel partners. For example, we diversified our market and product concentration following the acquisition of Solcius in April 2021. Solcius utilizes a combination of authorized dealers and a direct sales strategy to generate new customers. Since the acquisition, Solcius has had three authorized dealers that combined accounted for more than 80% of Solcius’ revenue for 2021. Negotiating relationships with our solar partners, investing in due diligence efforts with potential solar partners, training such third parties and contractors, and monitoring them for compliance with our standards require significant time and resources and may present greater risks and challenges than expanding a direct sales or installation team. If we are unsuccessful in establishing or maintaining our relationships with these third parties, our ability to grow our business and address our market opportunities could be impaired. Even if we are able to establish and maintain these relationships, we may not be able to execute on our goal of leveraging these relationships to meaningfully expand our business, brand recognition and customer base. This would limit our growth and our opportunities to generate significant additional revenue or cash flows.

If we are unable to retain and recruit qualified technicians and advisors, or if our board of directors, key executives, key employees or consultants discontinue their employment or consulting relationship with us or fail to properly integrate into our business and operations it may delay our development efforts or otherwise adversely affect our business.

We may not be able to attract or retain qualified management or technical personnel in the future due to the intense competition for qualified personnel among solar, energy, construction and other businesses. Our industry has experienced a high rate of turnover of management personnel in recent years. If we are not able to attract, retain, motivate and integrate necessary personnel to accomplish our business objectives, we may experience constraints that will significantly impede the successful development of any product candidates, our ability to raise additional capital, and our ability to implement our overall business strategy.

We are highly dependent on members of our management and technical staff. Our success also depends on our ability to continue to attract, retain and motivate highly skilled junior, mid-level, and senior managers as well as junior, mid-level, and senior technical personnel. The loss of any of our executive officers, key employees, or consultants and our inability to find suitable replacements could potentially harm our business, financial condition, and prospects. We may be unable to attract and retain personnel on acceptable terms given the competition among solar and energy companies. Certain of our current officers, directors, or consultants hereafter appointed may from time to time serve as officers, directors, advisors, or consultants of other solar and energy companies. We do not maintain “key man” insurance policies on any of our officers or employees. Other than certain members of our senior management team, all our employees are employed “at will” and, therefore, each employee may leave our employment and join a competitor at any time.

We plan to continue to grant stock options, restricted stock unit grants, performance grants or other forms of equity awards in the future as a method of attracting and retaining employees, motivating performance, and aligning the interests of employees with those of our shareholders. If we are unable to implement and maintain equity compensation arrangements that provide sufficient incentives, we may be unable to retain our existing employees and attract additional qualified candidates. If we are unable to retain our existing employees and attract additional qualified candidates, our business and results of operations could be adversely affected. Currently the vast majority of the exercise prices of all outstanding stock options are greater than the current stock price.

We may not realize the anticipated benefits of past or future investments, strategic transactions, or acquisitions, and integration of these acquisitions may disrupt our business and management.

We have in the past and may in the future, acquire companies, or enter into joint ventures or other strategic transactions. For example, on April 8, 2021, we acquired all the membership interests of Solcius, for cash consideration of $51.8 million, a full service, residential solar system provider which provides proposal generation, engineering, permitting, installation services and financial solutions to customers across the country, with the largest markets being Texas, California, New Mexico and Colorado.

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

A portion of our total assets consists of goodwill and intangibles, which are subject to a periodic impairment analysis, and a significant impairment determination in any future period could have an adverse effect on our statement of operations even without a significant loss of revenue or increase in cash expenses attributable to such period.

At December 31, 2021 we wrote off $5.5 million of goodwill remaining from the earlier acquisitions of Solar United Network, MD Energy and Plan B. We have remaining goodwill of approximately $32.2 million associated with the acquisition of Solcius LLC together with intangible assets totaling $7.9 million. We will be required to continue to evaluate this goodwill and intangibles for impairment based on the fair value of the operating business units to which this goodwill and intangible assets relate, at least once a year. These estimated fair values could change if we are unable to achieve operating results at the levels that have been forecasted, the market valuation of that business unit decreases based on transactions involving similar companies, or there is a permanent, negative change in the market demand for the services offered by the business unit. These changes could result in further impairment of the existing goodwill and intangible balances and that could require a material non-cash charge to our results of operations.

In the year ended December 31, 2021, we had a goodwill impairment charge of $5.5 million. In the year ended December 31, 2020, we had a goodwill impairment charge of $4.0 million.

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

The solar energy and renewable energy industries are both highly competitive and continually evolving as participants strive to distinguish themselves within their markets and compete with large traditional utilities. We believe that one of our primary competitors (excluding other engineering, procure and construction businesses) are the traditional utilities that supply electricity to our potential customers. Traditional utilities generally have substantially greater financial, technical, operational, and other resources than we do. As a result, these competitors may be able to devote more resources to the research, development, promotion, and sale of their products or respond more quickly to evolving industry standards and changes in market conditions than we can. Traditional utilities could also offer other value-added products or services that could help them to compete with us even if the cost of electricity they offer is higher than ours. In addition, a majority of utilities’ sources of electricity is non-solar, which may allow utilities to sell electricity more cheaply than electricity generated by our solar energy systems.

We also compete with companies that are not regulated like traditional utilities but that have access to the traditional utility electricity transmission and distribution infrastructure pursuant to state and local pro-competitive and consumer choice policies. These energy service companies are able to offer customers electricity supply-only solutions that are competitive with our solar energy system options on both price and usage of renewable energy technology while avoiding the long-term agreements and physical installations that our current business model requires. This may limit our ability to attract new customers; particularly those who wish to avoid long-term contracts or have an aesthetic or other objection to putting solar panels on their roofs.

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

Climate change may have long-term impacts on our business, our industry, and the global economy.

Climate change poses a systemic threat to the global economy and will continue to do so until our society transitions to renewable energy and decarbonizes. While our core business model seeks to accelerate this transition to renewable energy, there are inherent climate-related risks to our business operations. Warming temperatures throughout the United States, and in California, our biggest market, in particular, have contributed to extreme weather, intense drought, and increased wildfire risks. These events have the potential to disrupt our business, our third-party suppliers, and our customers, and may cause us to incur additional operational costs. For instance, natural disasters and extreme weather events associated with climate change can impact our operations by delaying the installation of our systems, leading to increased expenses and decreased revenue and cash flows in the period. They can also cause a decrease in the output from our systems due to smoke or haze. Additionally, if weather patterns significantly shift due to climate change, it may be harder to predict the average annual amount of sunlight striking each location where our solar energy systems are installed. This could make our solar service offerings less economical overall or make individual systems less economical.

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

Our supply chain is subject to natural disasters and other events beyond our control, such as raw material, component, and labor shortages, global and regional shipping and logistics constraints, global conflicts or wars, work stoppages, epidemics or pandemics, earthquakes, floods, fires, volcanic eruptions, power outages, or other natural disasters, and the physical effects of climate change, including changes in weather patterns (including floods, fires, tsunamis, drought, and rainfall levels), water availability, storm patterns and intensities, and temperature levels. Human rights concerns, including forced labor and human trafficking, in foreign countries and associated governmental responses have the potential to disrupt our supply chain and our operations could be adversely impacted. For example, the U.S. Department of Homeland Security issued a withhold release order on June 24, 2021 applicable to silica-based products made by a major producer of polysilicon used by manufacturers of solar panels in China’s Xinjiang Uygur autonomous region, over allegations of widespread, state-backed forced labor in the region. Although we do not believe that raw materials used in the products we sell are sourced from this or other regions with forced labor concerns, any delays or other supply chain disruption resulting from these concerns, associated governmental responses, or a desire to source products, components or materials from other manufacturers or regions could result in shipping, sales and installation delays, cancellations, penalty payments, or loss of revenue and market share, any of which could have a material adverse effect on our business, results of operations, cash flows, and financial condition.

Due to the limited number of suppliers in our industry, the acquisition of any of these suppliers by a competitor or any shortage, delay, quality issues, price change, imposition of tariffs or duties or other limitation in our ability to obtain components or technologies we use could result in sales and installation delays, cancellations, and loss of market share.

While we purchase our products from several different suppliers, if one or more of the suppliers that we rely upon to meet anticipated demand ceases or reduces production due to its financial condition, acquisition by a competitor, or otherwise, is unable to increase production as industry demand increases or is otherwise unable to allocate sufficient production to us, it may be difficult to quickly identify alternate suppliers or to qualify alternative products on commercially reasonable terms, and our ability to satisfy this demand may be adversely affected. At times, suppliers may have issues with the quality of their products, which may not be realized until the product has been installed at a customer site. This may result in additional costs incurred. There are a limited number of suppliers of solar energy system components and technologies. While we believe there are other sources of supply for these products available, transitioning to a new supplier may result in additional costs and delays in acquiring our solar products and deploying our systems. These issues could harm our business or financial performance.

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

Typically, we purchase the components for our solar energy systems on an as-needed basis and do not operate under long-term supply agreements. The vast majority of our purchases are denominated in U.S. dollars. Since our revenue is also generated in U.S. dollars, we are mostly insulated from currency fluctuations. However, since our suppliers often incur a significant amount of their costs by purchasing raw materials and generating operating expenses in foreign currencies, if the value of the U.S. dollar depreciates significantly or for a prolonged period of time against these other currencies this may cause our suppliers to raise the prices they charge us, which could harm our financial results. Since we purchase most of the solar photovoltaic panels we use from China, we are particularly exposed to exchange rate risk from increases in the value of the Chinese Renminbi.

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

We are a licensed contractor. We are normally the general contractor, electrician, construction manager, and installer for our solar energy systems. We may be liable to customers for any damage we cause to their home, belongings, or property during the installation of our systems. For example, we penetrate our customers’ roofs during the installation process and may incur liability for the failure to adequately weatherproof such penetrations following the completion of installation of solar energy systems. In addition, because the solar energy systems we deploy are high-voltage energy systems, we may incur liability for the failure to comply with electrical standards and manufacturer recommendations. Because our profit on a particular installation is based in part on assumptions as to the cost of such project, cost overruns, delays, or other execution issues may cause us to not achieve our expected results or cover our costs for that project.

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

In 2021, approximately 77% of our revenue came from on contracts and transactions with residential customers. We must comply with numerous federal, state, and local laws and regulations that govern matters relating to our interactions with residential consumers, including those pertaining to privacy and data security, consumer financial and credit transactions, home improvement contracts, warranties, and door-to-door solicitation. These laws and regulations are dynamic and subject to potentially differing interpretations, and various federal, state and local legislative and regulatory bodies may expand current laws or regulations, or enact new laws and regulations, regarding these matters. Changes in these laws or regulations or their interpretation could dramatically affect how we operate, acquire customers, and manage and use information we collect from and about current and prospective customers and the costs associated therewith. We strive to comply with all applicable laws and regulations relating to our interactions with residential customers. It is possible, however, that these requirements may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. Our non-compliance with any such law or regulations could also expose the company to claims, proceedings, litigation and investigations by private parties and regulatory authorities, as well as substantial fines and negative publicity, each of which may materially and adversely affect our business. We have incurred, and will continue to incur, significant expenses to comply with such laws and regulations, and increased regulation of matters relating to our interactions with residential consumers could require us to modify our operations and incur significant additional expenses, which could have an adverse effect on our business, financial condition and results of operations.

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

If we were to experience a prolonged disruption in our information systems that involve interactions with customers and suppliers, it could result in the loss of sales and customers or increased costs, which could adversely affect our overall business operation. Although no such incidents have had a direct, material impact on us, we are unable to predict the direct or indirect impact of any future incidents to our business.

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

In addition, the first quarter in California, Nevada and the Northeast often has rain and snow, which also reduces our ability to install in the first quarter relative to the remainder of the year. In the future, this seasonality may cause fluctuations in our financial results. Poor performance because of unseasonable weather conditions whether due to climate change or otherwise, economic conditions or other factors, could have a negative impact on our business, financial condition and operating results for the entire fiscal year. Abnormally wet weather in the spring or summer months could negatively impact our financial results.

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

The market prices for securities of solar and energy companies have historically been highly volatile, and the market has from time-to-time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. The price at which our common stock has traded in the recent year has fluctuated greatly. In addition, the market price of our common stock may continue to fluctuate significantly in response to numerous factors, some of which are beyond our control, such as:

●	adverse regulatory decisions;
●	changes in laws or regulations applicable to our products or services;
●	legal disputes or other developments relating to proprietary rights, including patents, litigation matters and the results of any proceedings or lawsuits, including patent or shareholder litigation;
●	our dependence on dealers and other third parties;
●	announcements of the introduction of new products by our competitors;

●	market conditions in the solar and energy sectors;
●	announcements concerning product development results or intellectual property rights of others;
●	future issuances of common stock or other securities;
●	the addition or departure of key personnel;
●	failure to meet or exceed any financial guidance or expectations that we may provide to the public;
●	actual or anticipated variations in quarterly operating results;
●	our failure to meet or exceed the estimates and projections of the investment community;
●	overall performance of the equity markets and other factors that may be unrelated to our operating performance or the operating performance of our competitors, including changes in market valuations of similar companies;
●	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;
●	issuances of debt or equity securities;
●	sales of our common stock by us or our shareholders in the future;
●	trading volume of our common stock;
●	ineffectiveness of our internal controls;
●	publication of research reports about us or our industry or positive or negative recommendations or withdrawal of research coverage by securities analysts;
●	general political and economic conditions;
●	effects of natural or man-made catastrophic events, including, without limitation, global conflicts or widespread public health epidemics like the pandemic related to COVID-19; and
●	other events or factors, many of which are beyond our control.

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

Pursuant to various “at the market” agreements (“ATM Agreements”) with sales agents (each, an “Agent”), Sunworks has periodically sold shares of common stock (the “Placement Shares”) through an Agent. Sales of the Placement Shares pursuant to ATM Agreements, were deemed to be “at the market offerings” as defined in Rule 415 promulgated under the Securities Act. The Agent acted as sales agent and used commercially reasonable efforts to sell on Sunworks’ behalf all of the Placement Shares requested to be sold by Sunworks, consistent with its normal trading and sales practices, on mutually agreed terms between the Agent and Sunworks. During 2019 Sunworks sold 2,920,968 shares under an ATM Agreement, with net proceeds for the shares of $6,694,000. In 2020 we sold 17,009,685 shares, with net proceeds of $41,406,000. In 2021 we sold 5,356,984 shares with net proceeds of $61,600,000.

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

If we fail to comply with continued minimum closing bid requirements or other requirements for continued listing, our common stock may be delisted and the price of our common stock and our ability to access the capital markets could be negatively impacted. A delisting of our common stock from The Nasdaq could materially reduce the liquidity of our common stock and result in a corresponding material reduction in the price of our common stock. In addition, delisting could harm our ability to raise capital through alternative financing sources on terms acceptable to us, or at all, and may result in the potential loss of confidence by investors, employees and fewer business development opportunities.

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

General Risks

Rising interest rates would adversely impact our business.

Rising interest rates, which could be worsened by inflation or an economic recession, may have an adverse impact on our ability to offer attractive pricing on our solar service offerings to customers, which could negatively impact sales of our solar energy offerings.

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

Our future growth, if any, may cause a significant strain on our management and our operational, financial, and other resources. Our ability to manage our growth effectively will require us to implement and improve our operational, financial, and management systems and to expand, train, manage, and motivate our employees. These demands may require the hiring of additional management personnel and the development of additional expertise by management. Any increase in resources used without a corresponding increase in our operational, financial, and management systems performance could have a negative impact on our business, financial condition, and results of operations.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We lease offices and mixed-use facilities. We do not own any real estate. All facilities are leased. Leases in some cases are month to month with the longest lease expiring in November of 2026.

The table below summarizes those leases for which the original lease term was greater than one year.

Location	Square Footage	Monthly Base Lease Rate	Building Type	Lease Expiration Date
El Paso, TX	4,555	$3,502	Mixed Use	Aug-2022
Tustin CA	2,043	5,108	Office	Aug-2022
Brownsville, TX	3,600	2,381	Mixed Use	Sep-2022
Riverside, CA	11,102	9,385	Mixed Use	Jan-2023
Roseville, CA	3,363	6,894	Office	Feb-2023
Phoenix, AZ	1,800	1,764	Mixed Use	Jun-2023
Tulare, CA	5,000	4,783	Mixed Use	Jul-2023
Albuquerque, NM	5,377	5,000	Mixed Use	Aug-2023
Durham, CA	15,600	11,000	Mixed Use	Oct-2023
Las Vegas, NV	5,900	5,015	Mixed Use	Dec-2023
Sacramento, CA	11,968	8,497	Mixed Use	Feb-2024
Provo, UT	24,747	24,500	Mixed Use	Nov-2026

We have five additional locations with short term leases ranging from four months to twelve months with a total combined monthly lease expense of $13,900 and a total combined remaining lease obligation of approximately $131,100 as of December 31, 2021.

All of these properties are adequate for our current needs. We expect that we can extend our leases on these properties, or replace them with similar space, at approximately the same cost.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

On March 4, 2015 our common stock began to be traded on The Nasdaq under the symbol “SLTD” that was changed on March 1, 2016 to “SUNW” simultaneously with our name change to Sunworks, Inc. Our common stock previously traded on the OTCQB under the symbol “SLTD.” The market for our common stock was often sporadic, volatile, and limited.

Holders of Common Stock.

On March 11, 2022, we had 85 registered holders of record of our common stock.

Dividends and dividend policy.

We have never declared or paid any dividends on our common stock. We do not anticipate paying dividends on our common stock at the present time or in the foreseeable future. We currently intend to retain earnings, if any, for use in our business.

Unregistered Sales of Equity Securities.

None.

Repurchase of Equity Securities.

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

Amounts in thousands, except share and per share data

Overview

We provide photovoltaic (“PV”) based power systems for the residential and commercial markets. Commercial projects include commercial, agricultural, industrial and public works projects.

On April 8, 2021, Sunworks, Inc., through its operating subsidiary Sunworks United (the “Buyer”), acquired all of the issued and outstanding membership interests (the “Acquisition”) of Solcius, from Solcius Holdings, LLC (“Seller”). Located in Provo, Utah, Solcius is a full-service, residential solar systems provider. The Acquisition creates a national solar power provider with a presence in various states, including California, Utah, Nevada, Arizona, New Mexico, Texas, Colorado, Minnesota, Wisconsin, Massachusetts, New Jersey and South Carolina. We believe the Acquisition enhances economies of scale, leading to better access to suppliers, vendors and financial partners, as well as marketing and customer acquisition opportunities.

The Acquisition was consummated on April 8, 2021 pursuant to a Membership Interest Purchase Agreement, dated as of April 8, 2021 (the “Purchase Agreement”), by and between Buyer and Seller. The purchase price for Solcius consisted of $51.75 million in cash, subject to post-closing adjustments related to working capital, cash, indebtedness, and transaction expenses.

Sunworks

Through our Sunworks subsidiaries, we design, arrange financing, integrate, install, and manage systems ranging in size from 2kW (kilowatt) for residential projects to multi-MW (megawatt) systems for larger commercial and public works projects. Commercial installations have included installations at office buildings, manufacturing plants, warehouses, service stations, churches, and agricultural facilities such as farms, wineries, and dairies. Public works installations have included school districts, local municipalities, federal facilities and higher education institutions. Commercial solar represented 23% of our 2021 revenue, compared to 74% of our revenue in 2020. Commercial Solar primarily operates in California.

Solcius

Through our Solcius operating subsidiary, we design, arrange financing, integrate, install, and manage systems, primarily for residential homeowners. We sell residential solar systems through multiple channels, through our network of sales channel partners, as well as, a growing direct sales channel strategy. We operate in several residential markets including California, Utah, Nevada, Arizona, New Mexico, Texas, Colorado, Minnesota, Wisconsin, and South Carolina. We have direct sales and/or operations personnel in California, Nevada, Utah, Arizona, New Mexico, Texas, Colorado, South Carolina, Wisconsin and Minnesota.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to impairment of property, plant and equipment, goodwill, intangibles, deferred tax assets, costs to complete projects, and fair value computation using the Black Scholes option pricing model. We base our estimates on historical experience and on various other assumptions, such as the trading value of our common stock and estimated future undiscounted cash flows, that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions; however, we believe that our estimates, including those for the above-described items, are reasonable.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include estimates used to review the Company’s goodwill, intangibles, impairments and estimations of long-lived assets, revenue recognition on construction contracts recognized over time, fair value of assets acquired and liabilities assumed in a business combination, allowances for uncollectible accounts, finance lease right-of-use assets and liabilities, operating lease right-of-use assets and liabilities, warranty reserves, inventory valuation, valuations of non-cash capital stock issuances and the valuation allowance on deferred tax assets. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable in the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Revenue Recognition

Revenues and related costs on construction contracts are recognized as the performance obligations for work are satisfied over time in accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers. Under ASC 606, revenue and associated profit, engineering, procurement and construction (“EPC”) projects for residential and smaller commercial systems that require us to deliver functioning solar power systems are generally completed within two to twelve months from commencement of construction. Construction on larger commercial and public works projects may be completed within eighteen to thirty-six months, depending on the size and location. We recognize revenue on residential projects following final inspection and approvals by all jurisdictions. We recognize revenue on commercial projects over time as our performance creates or enhances an energy generation asset controlled by the customer.

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

The Company retains a valuation consulting firm to assist in testing for goodwill impairment in the fourth quarter of each year or whenever events or circumstances indicate that the carrying amount of an asset exceeds its fair value and may not be recoverable. In accordance with the Company’s policies, the Company performed a quantitative assessment of goodwill at December 31, 2021. An impairment of $5,464 of goodwill was recorded. This goodwill was created by the acquisitions of Solar United Network, MD Energy and Plan B in 2014 and 2015 and was expensed. In 2020, as a result of the events and circumstances resulting from the COVID-19 pandemic, the Company’s outlook for revenue, profitability and cash flow had deteriorated. Therefore, the Company performed a quantitative assessment of goodwill at March 31, 2020, where it was determined that the carrying value of goodwill exceeded its fair value at March 31, 2020. As a result, the Company recorded an impairment of $4,000 at that time.

Stock-Based Compensation

The Company periodically issues restricted stock units (“RSUs”), stock options and performance stock units (PSUs”) to employees and directors. The Company accounts for RSUs, stock option grants and PSUs issued and vesting to employees based on the authoritative guidance provided by the Financial Accounting Standards Board (“FASB”) whereas the value of the award is measured on the date of grant and recognized over the vesting or performance period.

The Company accounts for stock grants issued to non-employees in accordance with the authoritative guidance of the FASB whereas the value of the stock compensation is based upon the measurement date as determined at either a) the date at which a performance commitment is reached, b) a reasonable probability of reaching the performance obligation has been determined, or c) at the date at which the necessary performance to earn the equity instruments is complete. Non-employee stock-based compensation charges generally are amortized over the vesting period on a straight-line basis. In certain circumstances where there are no future performance requirements by the non-employee, option grants are immediately vested and the total stock-based compensation charge is recorded in the period of the measurement date.

Accounts Receivable

Accounts receivables are recorded on contracts for amounts currently due based upon progress billings, as well as retention, which are collectible upon completion of the contracts. Retention receivable is the amount withheld by a customer until a contract is completed. Retention receivables of $309 and $392 were included in the balance of trade accounts receivable as of December 31, 2021, and 2020, respectively.

The Company performs ongoing credit evaluation of its customers. Management monitors outstanding receivables based on factors surrounding the credit risk of specific customers, historical trends, age of receivables and other information, and records bad debts using the allowance method. Accounts receivable are presented net of an allowance for doubtful accounts of $454 at December 31, 2021, and $253 at December 31, 2020. During the year ended December 31, 2021, $454 was recorded as bad debt expense compared to $710 in 2020.

Inventory

Inventory is valued at lower of cost or net realizable value determined by the first-in, first-out method. Inventory primarily consists of panels, inverters, batteries and mounting racks and other materials. The Company reviews the cost of inventories against their estimated net realizable value and records write-downs if any inventories have costs in excess of their net realizable values. Inventory is presented net of an allowance of $312 at December 31, 2021 and $309 at December 31, 2020.

Warranty Liability

The Company establishes warranty liability reserves to provide for estimated future expenses as a result of installation, product and performance defects, product recalls and litigation incidental to the Company’s business. Liability estimates are determined based on management’s judgment, considering such factors as historical experience, the likely current cost of corrective action, manufacturers’ and subcontractors’ participation in sharing the cost of corrective action, and consultations with third party experts such as engineers. Solar panel manufacturers currently provide substantial warranties of between ten to twenty-five years with full reimbursement to replace and install replacement panels. Inverter manufacturers currently provide warranties covering ten to fifteen years including replacement and installation. The warranty liability for estimated future warranty costs at December 31, 2021 and 2020 is $1,251 and $1,131, respectively.

Income Taxes

The Company uses the liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to consolidated financial statements carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. The measurement of deferred tax assets and liabilities is based on provisions of applicable tax law. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance based on the amount of tax benefits that, based on available evidence, is not expected to be realized.

Impact of COVID-19

The continued global novel coronavirus and its variants (COVID-19) pandemic, has resulted in significant governmental measures being implemented to control the spread of the virus, including quarantines, travel restrictions and business shutdowns. The uncertain macroeconomic environment created by the COVID-19 pandemic has had and may continue to have a significant, adverse impact on our business. To assist readers in reviewing management’s discussion and analysis of financial condition and results of operations, we provide the following discussion regarding the effects COVID-19 has had on the Company, what management expects the future impact to be, how we are responding to evolving circumstances and how we are planning for further COVID-19 uncertainties.

State and local directives, guidelines, and other restrictions, as well as consumer behavior, continue to impact our operations in the regions in which we operate, particularly California. During 2021 we continued to serve customers. COVID-19 and the governmental directives materially disrupted the operations of the local and state governments by closing or restricting operations at city, county and state offices for design reviews, permitting projects, and inspections of projects. Utility companies have been unable to provide timely shutdowns, inspections and interconnection approvals. This disruption negatively impacts our ability to complete projects, generate revenue on projects in backlog and causes many customers to delay decisions on new projects.

Our revenue and gross profit in the year ended December 31, 2021 were negatively impacted by governmental responses to the COVID-19 pandemic, which delayed pre-construction approvals and installation activity for our larger public works, agriculture and commercial projects by delaying approvals and restricting our employees’ access to our work sites. Earlier governmental orders and social distancing guidelines slowed our sales process, as our customers avoided interacting with our sales and installation personnel and delayed buying decisions.

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

Although there is uncertainty around the continued impact and severity the COVID-19 pandemic has had, and will continue to have, on our operations, these developments and measures have negatively affected our business. We will continue to manage the impact through appropriate operational measures. Of concern is how the COVID-19 pandemic continues to spread and could continue to adversely impact our ability to source materials used in our operations or affect our ability to complete ongoing installations in a timely manner. Several of our personnel have been subject to Company-imposed quarantine restrictions based upon possible contact with individuals who have tested positive. We are encouraging our personnel to wear masks and use social distancing and we believe we are taking appropriate In March 2020, the COVID-19 pandemic spread globally, including to the United States, which resulted in significant governmental measures being implemented to control the spread of the virus, including quarantines, travel restrictions and business shutdowns. Although we could not predict the scope and severity of COVID-19, these developments and measures adversely affected our business and our results of operation and financial condition, particularly with respect to operations and our ability to complete ongoing installations in a timely manner. COVID-19 also caused a decline in demand of our products and services.

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

Results of Operations for the Years Ended December 31, 2021 and 2020

REVENUE AND COST OF GOODS SOLD

For the year ended December 31, 2021, revenue increased to $101,154 compared to $37,913 for the year ended December 31, 2020. Approximately 77% of revenue of 2021 was from installations for the residential markets, or $77,861, compared to 26% of revenue, or $9,685 for the prior year. The increase in residential revenue is a result of the Solcius acquisition in April 2021. Commercial and public works revenue was approximately 23% of total revenue or $23,293 for 2021, compared to 74% or $28,228 of revenue in the prior year. Prior year commercial and public works revenue was higher as a result of a larger public works project installed in 2020.

Cost of goods sold for the year ended December 31, 2021, was $56,507 or 55.9% of revenue compared to $29,902 or 78.9% of revenue reported for the year ended December 31, 2020. The increase in cost of goods sold is primarily the result of the April 8, 2021 acquisition of Solcius.

Gross profit was $44,647 for the year ended December 31, 2021. This compares to $8,011 of gross profit for the prior year. The gross margin improved to 44.1% in 2021 compared to 21.1% in 2020. The margin improvement is the result of the Solcius acquisition and the related gross margin on residential projects combined with improved margin on commercial projects in 2021.

Revenue and gross profit in the year ended December 31, 2021 were positively impacted by the Solcius acquisition and improving market conditions. In contrast, the prior year operating results were negatively impacted by COVID 19 and the governmental responses to the pandemic.

SELLING AND MARKETING EXPENSES

For the year ended December 31, 2021, the Company’s selling and marketing expenses were $32,760 compared to $5,646 for the year ended December 31, 2020. As a percentage of revenue, selling and marketing expenses were 32.4% of revenue in 2021 compared to 14.9% of revenue in 2020. The increased expenses were largely related to the Solcius acquisition and additional marketing spend for dealer commissions, advertising and branding. The Solcius sales and marketing model focuses on lead generation and effective interaction with a network of authorized dealers and third-party sales organizations. During the year, we invested in sales and marketing to expand our lead generation efforts and improve brand awareness. Additionally, these investments are targeted at positively impacting our ability to enter additional markets and grow our in-house sales capability for residential markets.

GENERAL AND ADMINISTRATIVE EXPENSES

Total G&A expenses of $26,036 for the year ended December 31, 2021, increased compared to $13,116 for the year ended December 31, 2020. The G&A expenses increased from the prior year primarily as a result of the Solcius acquisition in April of 2021.

GOODWILL IMPAIRMENT

Goodwill impairment recorded for the years ended December 31, 2021 and 2020 was $5,464 and $4,000, respectively. At December 31, 2021 we performed a quantitative assessment of goodwill and determined that the remaining carrying of goodwill resulting from the acquisitions made in 2014 and 2015 exceeded their fair value and we recorded an impairment for the remaining balances. In March 2020, as a result of the events and circumstances resulting from the COVID-19 pandemic, our outlook for revenue, profitability and cash flow deteriorated. Therefore, we performed a quantitative assessment of goodwill at March 31, 2020. It was determined that the carrying value of goodwill exceeded its fair value at March 31, 2020 and, as a result, we recorded an impairment of $4,000 during the first quarter of 2020.

STOCK-BASED COMPENSATION EXPENSES

During the year ended December 31, 2021 we incurred $3,734 in total non-cash stock-based compensation expense, compared to $147 for the prior year. The year over year increase in stock-based compensation is the result of the company expanding RSU and stock option grants as part of the compensation structure to a broader population of employees.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expense for the year ended December 31, 2021, was $5,877, compared to $337 for the prior year. Depreciation and amortization expenses increased as a result of the Solcius acquisition which resulted in an increase in property and equipment and $15,600 of identified intangible assets of Solcius. The total $15,600 balance of intangible assets is being amortized over the estimated useful lives of the specific assets. The estimated useful lives range from nine months to ten years. The amortization expense from the April 2021 Solcius acquisition through December 2021 was $5,140.

OTHER INCOME (EXPENSE), NET

Other income was $2,599 for the year ended December 31, 2021, compared to an expense of $704 for the year 2020. Other income is primarily the result of the June 2021 forgiveness of the Paycheck Protection Program loan of $2,847 and $34 of accrued loan interest. Interest expense for 2021 was $381 compared to $714 during 2020. The 2021 interest expense includes an estimated accrual for possible interest in the settlement of a sales tax liability from earlier years. The 2020 interest expense was primarily related to the interest paid on a $2.25 million loan balance outstanding pursuant to a senior promissory note plus the amortization of a $435 exit fee and the origination loan fees that were both shown as interest expense in the prior year period.

NET LOSS

The net loss for the year ended December 31, 2021 was $26,625 and includes the goodwill impairment expense of $5,464 and the amortization Solcius intangibles of $5,140. The net loss for the year ended December 31, 2020 was $15,939 including the $4,000 goodwill impairment expense.

Liquidity and Capital Resources

We had $19,719 in unrestricted cash at December 31, 2021, as compared to $38,991 at December 31, 2020. We believe that the aggregate of our existing cash and cash equivalents is sufficient to meet our operating cash requirements and strategic objectives for growth for at least the next year. To satisfy our capital requirements, including acquisitions and ongoing future operations, we will likely seek to raise additional financing through debt and equity financings.

On January 27, 2021, the Company filed a Registration Statement on Form S-3 (File No. 333-252475) (the “Registration Statement”), with the SEC. The Registration Statement allows the Company to offer and sell, from time to time in one or more offerings, any combination of common stock, preferred stock, warrants, or units having an aggregate initial offering price not to exceed $100 million. The Registration Statement was declared effective by the SEC on February 3, 2021. In 2021 we sold 5,356,984 shares with gross proceeds of approximately $63 million. Approximately $37 million of the $100 million total is available for future offerings pursuant to the Registration Statement.

As of December 31, 2021, our working capital surplus was $28,736 compared to a working capital surplus of $30,890 at December 31, 2020.

During the year ended December 31, 2021, we used $29,210 of cash in operating activities compared to $4,337 used in operating activities for the prior year ended December 31, 2020. The cash used in operating activities was primarily the result of the current year net loss combined with investments in working capital to secure inventory and minimize the impacts of supply chain disruption.

Net cash used in investing activities totaled $51,325 for the year ended December 31, 2021, including $50,619 net cash used to complete the Solcius acquisition and the remaining for purchases of property, plant and equipment. The cash used in investing activities in the 2020 totaled $26 for minor equipment purchases.

Net cash provided by financing activities during the year ended December 31, 2021 was $61,238. This increase was primarily due to net proceeds from sales of our common stock in 2021.

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

SUNWORKS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Sunworks, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Sunworks, Inc. (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue Recognition – Estimated Costs to Complete Long-Term Contracts

Critical Audit Matter Description

As described in Notes 2 and 4 to the consolidated financial statements, the Company recognizes revenue over time on certain long-term contracts that are completed within eighteen to thirty-six months, as the Company’s performance creates or enhances an energy generation asset controlled by the customer. The Company uses an input method based on costs incurred (generally excluding costs of materials or equipment) as management believes that this method most accurately reflects progress toward satisfaction of the performance obligation. Under this method, revenue arising from fixed-price construction contracts is recognized as work is performed based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligations. Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions, and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined.

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

How the Critical Audit Matter Was Addressed in the Audit

The primary procedures we performed to address this critical audit matter included, among others, performing job site visits for a sample of open projects at the end of the year. In addition, we assessed the reasonableness of project revenues and cost forecasts by selecting a sample of open projects by: (i) obtaining and inspecting the related contract agreements, amendments and change orders to test the existence of customer arrangements and understand the scope and pricing of the related projects; (ii) performing inquiries of management and project personnel regarding facts and circumstances related to the estimates to complete for these projects; (iii) testing key components of the estimated costs to complete, including materials (as applicable), labor, and subcontractors costs and agreeing actual costs incurred to supporting documentation; and (iv) recalculating revenues recognized based on the project’s percentage of completion and management’s estimate of transaction price. In addition, we performed certain retrospective review procedures to assess management’s historical ability to accurately estimate the transaction price and costs to complete contracts.

Solcius, LLC Business Combination

Critical Audit Matter Description

As described in Notes 1, 2 and 3 to the consolidated financial statements, on April 8, 2021, the Company acquired Solcius, LLC (“Solcius”) pursuant to a membership interest purchase agreement. The Company paid $51,750,000 in cash to the members of Solcius. The Company applied the acquisition method of accounting to the acquired assets and assumed liabilities of Solcius. The allocation of the purchase price included identified intangible assets with an estimated aggregate fair value of $15.6 million. The estimated fair value of each of the identifiable intangible assets was determined by management based on various valuation methodologies as determined by an external valuation specialist.

Given that the accounting for the transaction required management to make significant judgments in estimating the fair value of the identifiable intangible assets, auditing the transaction was challenging and complex as it required a high degree of auditor judgment and an increased extent of effort, including the need to involve a valuation specialist.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the accounting for the Solcius transaction included the following, among others, obtaining an understanding of management’s assessment of the accounting treatment for the transaction through inspection of the membership interest purchase agreement and evaluation of the Company’s analysis which considered the significant terms of the membership interest purchase agreement and the relevant accounting guidance. To test the estimated fair value of the identifiable intangible assets, we evaluated the reasonableness of the valuation methodologies, with the assistance of a valuation specialist, and tested the completeness and accuracy of the underlying data used by management to develop the assumptions. In addition, we assessed the appropriateness of management’s disclosures of the Solcius business combination.

/s/ KMJ Corbin & Company LLP

We have served as the Company’s auditor since 2020.

Irvine, California

March 11, 2022

SUNWORKS, INC.

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2021 AND 2020

(in thousands, except share and per share data)

	December 31, 2021	December 31, 2020
Assets
Current Assets:
Cash and cash equivalents	$19,719	$38,991
Restricted cash	323	348
Accounts receivable, net	4,568	2,890
Inventory	10,219	1,179
Contract assets	14,498	2,397
Other current assets	4,154	137
Total Current Assets	53,481	45,942
Property and equipment, net	3,195	198
Finance lease right-of-use assets, net	1,407	-
Operating lease right-of-use assets	2,502	694
Deposits	132	47
Intangible assets, net	7,910	-
Goodwill	32,186	5,464
Total Assets	$100,813	$52,345

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable and accrued liabilities	$11,127	$7,356
Contract liabilities	12,201	6,260
Finance lease liability, current portion	424	-
Operating lease liability, current portion	993	649
Paycheck Protection Program loan payable, current portion	-	787
Total Current Liabilities	24,745	15,052

Long-Term Liabilities:
Finance lease liability, net of current portion	542	-
Operating lease liability, net of current portion	1,509	45
Paycheck Protection Program loan payable, net of current portion	-	2,060
Warranty liability	1,251	1,131
Total Long-Term Liabilities	3,302	3,236
Total Liabilities	28,047	18,288

Commitments and contingencies

Shareholders’ Equity:
Preferred stock Series B, $0.001 par value, 5,000,000 authorized shares; no shares issued and outstanding	-	-
Common stock, $0.001 par value; 50,000,000 authorized shares; 29,193,772 and 23,835,258 shares issued and outstanding, at December 31, 2021 and 2020, respectively	29	24
Additional paid-in capital	187,997	122,668
Accumulated deficit	(115,260)	(88,635)
Total Shareholders’ Equity	72,766	34,057

Total Liabilities and Shareholders’ Equity	$100,813	$52,345

The accompanying notes are an integral part of these consolidated financial statements.

SUNWORKS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

(in thousands, except share and per share data)

	2021	2020
Revenue, net	$101,154	$37,913

Cost of Goods Sold	56,507	29,902

Gross Profit	44,647	8,011

Operating Expenses
Selling and marketing	32,760	5,646
General and administrative	26,036	13,116
Goodwill impairment	5,464	4,000
Stock-based compensation	3,734	147
Depreciation and amortization	5,877	337

Total Operating Expense	73,871	23,246

Operating Loss	(29,224)	(15,235)

Other Income (Expense)
Other income, net	2,894	10
Interest expense	(381)	(714)
Gain on disposal of property and equipment	86	-

Total Other Income (Expense), net	2,599	(704)

Loss Before Income Taxes	(26,625)	(15,939)

Income Tax Expense	-	-

Net Loss	(26,625)	$(15,939)

Deemed dividend on repricing of warrants (See Note 15)	-	(60)

Net Loss available to common shareholders	$(26,625)	$(15,999)

Net Loss per common share, basic and diluted	$(0.99)	$(1.03)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
Basic and diluted	26,947,023	15,600,455

The accompanying notes are an integral part of these consolidated financial statements.

SUNWORKS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

(in thousands, except share data)

			Additional
	Common stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2019	6,805,697	$7	$81,132	$(72,696)	$8,443
Issuance of common stock under terms of restricted stock grants	5,952	-	63	-	63
Issuance of common stock for cashless exercise of options	13,924	-	-	-	-
Sales of common stock pursuant to S-3 registration statement, net	17,009,685	17	41,389	-	41,406
Stock-based compensation	-	-	84	-	84
Net loss	-	-	-	(15,939)	(15,939)
Balance at December 31, 2020	23,835,258	24	122,668	(88,635)	34,057
Issuance of common stock for cashless exercise of options	1,530	-	-	-	-
Sales of common stock pursuant to S-3 registration statement, net	5,356,984	5	61,595	-	61,600
Stock-based compensation	-	-	3,734	-	3,734
Net loss	-	-	-	(26,625)	(26,625)
Balance at December 31, 2021	29,193,772	$29	$187,997	$(115,260)	$72,766

The accompanying notes are an integral part of these consolidated financial statements.

SUNWORKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

(in thousands)

	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(26,625)	$(15,939)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	5,877	337
Amortization of right-of-use asset	1,066	811
(Gain) loss on sale of equipment	(86)	2
Paycheck Protection Program loan forgiveness	(2,881)	-
Stock-based compensation	3,734	147
Goodwill impairment	5,464	4,000
Amortization of debt issuance costs	-	266
Bad debt expense	454	710
Changes in Operating Assets and Liabilities, net of acquisition:
Accounts receivable	(403)	4,006
Inventory	(5,207)	1,791
Deposits and other current assets	(2,408)	160
Contract assets	(4,765)	2,467
Accounts payable and accrued liabilities	(3,152)	(3,865)
Contract liabilities	668	891
Warranty liability	120	690
Operating lease liability	(1,066)	(811)
NET CASH USED IN OPERATING ACTIVITIES	(29,210)	(4,337)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Solcius LLC, net cash acquired	(50,619)	-
Purchase of property and equipment	(805)	(27)
Proceeds from sale of property and equipment	99	1
NET CASH USED IN INVESTING ACTIVITIES	(51,325)	(26)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loans payable and acquisition convertible promissory note repayments	-	(340)
Promissory note payable repayment	-	(3,750)
Principal payments on finance lease liabilities	(362)	-
Proceeds from Paycheck Protection Program loan payable	-	2,847
Proceeds from sales of common stock, net	61,600	41,406
NET CASH PROVIDED BY FINANCING ACTIVITIES	61,238	40,163

NET CHANGE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(19,297)	35,800
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, BEGINNING OF YEAR	39,339	3,539
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, END OF YEAR	$20,042	$39,339

Cash and cash equivalents	$19,719	$38,991
Restricted cash	323	348
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, END OF YEAR	$20,042	$39,339

CASH PAID FOR:
Interest	$57	$840
Franchise and corporate excise taxes	$42	$243

SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS
Increase in operating right-of-use assets and liabilities due to lease modification	$132	$-
Right-of-use assets obtained in exchange for new operating lease liability	$1,056	$-
Right-of-use assets obtained in exchange for new finance lease liability	$492	$-

The accompanying notes are an integral part of these consolidated financial statements.

SUNWORKS, INC.

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

(dollars in thousands, except share and per share data)

1. ORGANIZATION AND LINE OF BUSINESS

Organization and Line of Business

Sunworks, Inc. (“We” or the “Company”) was originally incorporated in Delaware on January 30, 2002 as MachineTalker, Inc. In July 2010, the Company changed its name to Solar3D, Inc. On January 31, 2014, the Company acquired Solar United Network Inc., a California corporation. On March 2, 2015, the Company acquired the assets of MD Energy LLC. On December 1, 2015, the Company acquired Plan B Enterprises, Inc. (“Plan B”) through a merger of Plan B into our wholly owned subsidiary, Elite Solar Acquisition Sub., Inc. On March 1, 2016 the Company changed its name to Sunworks, Inc. with simultaneous Nasdaq stock symbol change from SLTD to SUNW. On the same day, Solar United Network Inc. changed its name to Sunworks United.

On April 8, 2021, Sunworks, Inc., through its operating subsidiary Sunworks United (the “Buyer”), acquired all of the issued and outstanding membership interests (the “Acquisition”) of Solcius, from Solcius Holdings, LLC (“Seller”). Located in Provo, Utah, Solcius is a full-service, residential solar systems provider. The Acquisition creates a national solar power provider with a presence in various states, including California, Utah, Nevada, Arizona, New Mexico, Texas, Colorado, Minnesota, Wisconsin, Massachusetts, New Jersey and South Carolina. The Company believes the Acquisition enhances economies of scale, leading to better access to suppliers, vendors and financial partners, as well as marketing and customer acquisition opportunities.

The Acquisition was consummated on April 8, 2021 pursuant to a Membership Interest Purchase Agreement, dated as of April 8, 2021 (the “Purchase Agreement”), by and between Buyer and Seller. The purchase price for Solcius consisted of $51,750 in cash, subject to post-closing adjustments related to working capital, cash, indebtedness and transaction expenses. The acquired assets and operating results of Solcius are included in these consolidated financial statements and footnotes since the date of acquisition through December 31, 2021 (see Note 3).

During 2021 the Company merged the remaining assets of MD Energy LLC into Plan B and renamed the entity Commercial Solar Energy, Inc (“CSE”). CSE became a subsidiary of Sunworks United.

We provide photo voltaic (“PV”) based power systems for the residential and commercial markets. Commercial projects include commercial, agricultural, industrial and public works projects. We operate in several residential and commercial markets including California, Oregon, Utah, Nevada, Arizona, New Mexico, Texas, Colorado, Minnesota, Wisconsin, Massachusetts, New Jersey, Hawaii and South Carolina. We have direct sales or operations personnel in California, Nevada, Massachusetts, Utah, Arizona, New Mexico, Texas, Colorado, South Carolina, Wisconsin and Minnesota. Through our operating subsidiaries, we design, arrange financing, integrate, install, and manage systems ranging in size from 2kW (kilowatt) for residential projects to multi-MW (megawatt) systems for larger commercial and public works projects. Commercial installations have included installations at office buildings, manufacturing plants, warehouses, service stations, churches, and agricultural facilities such as farms, wineries, and dairies. Public works installations have included school districts, local municipalities, federal facilities and higher education institutions.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of Sunworks, Inc. is presented to assist in understanding the Company’s consolidated financial statements. These accounting policies conform to generally accepted accounting principles used in the United States (“GAAP”) and have been consistently applied in the preparation of the consolidated financial statements.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Sunworks, Inc., and its wholly-owned operating subsidiaries, Sunworks United Inc., Commercial Solar Energy, Inc. and Solcius LLC. All material intercompany transactions have been eliminated upon consolidation of these entities.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include estimates used to review the Company’s goodwill, intangibles, impairments and estimations of long-lived assets, revenue recognition on construction contracts recognized over time, fair value of assets acquired and liabilities assumed in a business combination, allowances for uncollectible accounts, finance lease right-of-use assets and liabilities, operating lease right-of-use assets and liabilities, warranty reserves, inventory valuation, valuations of non-cash capital stock issuances and the valuation allowance on deferred tax assets. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable in the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Reclassifications

Certain reclassifications have been made to prior year’s consolidated financial statements to conform to classifications used in the current year. Sales commissions, finders’ fees and financing fees paid to third parties have been reclassified from cost of goods sold to selling and marketing in the consolidated statements of operations with no change in the previously reported net losses. Customer deposits have been reclassified and included in contract liabilities.

Revenue Recognition

Revenue and related costs on construction contracts are recognized as the performance obligations for work are satisfied over time in accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers. Under ASC 606, revenue and associated profit, engineering, procurement and construction (“EPC”) projects for residential and smaller commercial systems that require us to deliver functioning solar power systems are generally completed within two to twelve months from commencement of construction. Construction on larger commercial projects may be completed within eighteen to thirty-six months, depending on the size and location. We recognize revenue from commercial EPC services over time as our performance creates or enhances an energy generation asset controlled by the customer.

For residential contracts, the Company recognizes revenue upon completion of the job as determined by final inspection. We recognize revenue for systems operations and maintenance over the term of the service period.

For commercial projects, we commence recognizing performance revenue when work starts on the job and continue recognizing revenue over time as work is performed based on the ratio of costs incurred, excluding modules and components, compared to the total estimated non-materials costs at completion of the performance obligations.

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

Changes in estimates for commercial projects occur for a variety of reasons, including, but not limited to (i) construction plan accelerations or delays, (ii) product cost forecast changes, (iii) change orders, or (iv) changes in other information used to estimate costs. Changes in estimates may have a material effect in the Company’s consolidated statements of operations. The table below outlines the impact on revenue of net changes in estimated transaction prices and input costs for systems related sales contracts (both increases and decreases) for the years ended December 31, 2021 and 2020 as well as the number of projects that comprise such changes. For purposes of the following table, only projects with changes in estimates that have an impact on revenue and or cost of at least $100, calculated on a quarterly basis during the periods, were presented. Also included in the table is the net change in estimate as a percentage of the aggregate revenue for such projects.

	Year Ended
(In thousands, except number of projects)	December 31, 2021	December 31, 2020
Increase in revenue from net changes in transaction prices	$286	$62
Increase (decrease) in revenue from net changes in input cost estimates	815	(299)
Net increase (decrease) in revenue from net changes in estimates	$1,101	$(237)

Number of projects	9	5

Net change in estimate as a percentage of aggregate revenue for associated projects	8.3%	(1.8)%

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

	As of
(In thousands)	December 31, 2021	December 31, 2020
Contract Assets	$14,498	$2,397
Contract Liabilities	12,201	6,260

During the year ended December 31, 2021, the Company recognized revenue of $4,511 that was included in contract liabilities as of December 31, 2020. During the year ended December 31, 2020, the Company recognized revenue of $4,730 that was included in contract liabilities as of December 31, 2019.

The following table represents the average percentage of completion as of December 31, 2021 for EPC projects that the Company is constructing. The Company expects to recognize $18,289 of revenue upon transfer of control of the projects.

Project	Revenue Category	Expected Years Revenue Recognition Will Be Completed	Average Percentage of Revenue Recognized
Various Projects	EPC services	2022 - 2023	58.7%

Accounts Receivable

Accounts receivables are recorded on contracts for amounts currently due based upon progress billings, as well as retention, which are collectible upon completion of the contracts. Retention receivable is the amount withheld by a customer until a contract is completed. Retention receivables of $309 and $392 were included in the balance of trade accounts receivable as of December 31, 2021, and 2020, respectively.

The Company performs ongoing credit evaluation of its customers. Management monitors outstanding receivables based on factors surrounding the credit risk of specific customers, historical trends, age of receivables and other information, and records bad debts using the allowance method. Accounts receivable are presented net of an allowance for doubtful accounts of $454 at December 31, 2021, and $253 at December 31, 2020. During 2021, $454 was recorded as bad debt expense compared to $710 in 2020.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Restricted Cash

The Company considers restricted cash to be cash balances that have legal or contractual restrictions imposed by a third party and are restricted as to withdrawal or use except for the specified purpose.

Concentration Risk

Cash includes amounts deposited in financial institutions in excess of insurable Federal Deposit Insurance Corporation (“FDIC”) limits. At times throughout the year, the Company may maintain cash balances in certain bank accounts in excess of FDIC limits. As of December 31, 2021 and 2020, the cash balance in excess of the FDIC limits was $19,631 and $38,981, respectively. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk in these accounts.

Inventory

Inventory is valued at lower of cost or net realizable value determined by the first-in, first-out method. Inventory primarily consists of panels, inverters, batteries, optimizers, mounting racks and other materials. The Company reviews the cost of inventories against their estimated net realizable value and records write-downs if any inventories have costs in excess of their net realizable values. Inventory is presented net of an allowance of $312 at December 31, 2021 and $309 at December 31, 2020.

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

Leases

The Company determines if an arrangement is a lease at inception. Operating lease right-of-use assets (“ROU assets”) and short-term and long-term lease liabilities are included in the consolidated balance sheet. With the acquisition of Solcius in April 2021, the Company has finance lease ROU assets and finance lease liabilities, which are presented in the consolidated balance sheet.

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

Warranty Liability

The Company establishes warranty liability reserves to provide for estimated future expenses as a result of installation, product and performance defects, product recalls and litigation incidental to the Company’s business. Liability estimates are determined based on management’s judgment, considering such factors as historical experience, the likely current cost of corrective action, manufacturers’ and subcontractors’ participation in sharing the cost of corrective action, and consultations with third party experts such as engineers. Solar panel manufacturers currently provide substantial warranties of between ten to twenty-five years with full reimbursement to replace and install replacement panels. Inverter manufacturers currently provide warranties covering ten to fifteen years including replacement and installation. The warranty liability for estimated future warranty costs at December 31, 2021 and 2020 is $1,251 and $1,131, respectively.

Advertising and Marketing

The Company expenses advertising and marketing costs as incurred. Advertising and marketing costs may include printed material, billboards, sponsorships, direct mail, radio, telemarketing, tradeshow costs, magazine, and catalog advertisement. Advertising and marketing costs for the years ended December 31, 2021 and 2020 were $864 and $107, respectively.

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

A net loss causes all outstanding common stock options to be anti-dilutive. As a result, the basic and diluted losses per common share are the same for the year ended December 31, 2021 and 2020.

As of December 31, 2021, the potentially dilutive securities were excluded from the computations of weighted average shares outstanding including 290,684 stock options, and 1,185,889 unvested RSUs.

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

The Company retains a valuation consulting firm to assist in testing for goodwill impairment in the fourth quarter of each year and whenever events or circumstances indicate that the carrying amount of an asset exceeds its fair value and may not be recoverable. At December 31, 2021 we performed a quantitative assessment of goodwill. It was determined that the remaining carrying of goodwill resulting from the acquisitions made in 2014 and 2015 exceeded their fair value and we recorded an impairment of $5,464 for the remaining balances.

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

Fair Value of Financial Instruments

Disclosures about fair value of financial instruments, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of December 31, 2021, the amounts reported for cash, accrued interest and other expenses, approximate the fair value because of their short maturities.

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

Income Taxes

The Company uses the liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to consolidated financial statements carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. The measurement of deferred tax assets and liabilities is based on provisions of applicable tax law. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance based on the amount of tax benefits that, based on available evidence, is not expected to be realized.

Segment Reporting

Operating segments are defined as components of an enterprise for which separate financial information is available and evaluated regularly by the chief operating decision maker, or decision-making group, in deciding the method to allocate resources and assess performance. The Company currently has two reportable segments. The Solcius segment focuses on residential projects. The Sunworks segment focuses on commercial projects. For financial reporting purposes residential and commercial operations represent the Company’s two core businesses.

New Accounting Pronouncements

Management reviewed currently issued pronouncements during the year ended December 31, 2021, and believes that any other recently issued, but not yet effective, accounting standards, if currently adopted, would not have a material effect on the accompanying consolidated financial statements.

3. BUSINESS ACQUISITION

On April 8, 2021, pursuant to the Purchase Agreement, the Company, through its operating subsidiary Sunworks United Inc. acquired all of the issued and outstanding membership interests of Solcius from the Seller. Located in Provo, Utah, Solcius is a full-service residential solar systems provider.

The purchase price for Solcius consisted of $51,750 in cash subject to post-closing adjustments related to working capital, cash, indebtedness and transaction expenses. The Acquisition was accounted for under ASC 805 and the financial results of Solcius have been included in the Company’s consolidated financial statements since the date of the Acquisition.

Purchase Price Allocation

Under the purchase method of accounting, the transaction was valued for accounting purposes at $52,111 which was the fair value of Solcius at the time of acquisition. The assets and liabilities of Solcius were recorded at their respective fair values as of the date of acquisition. The Company utilized the services of a valuation specialist to assist in identifying $15,600 of separately identifiable intangible assets. Any difference between the cost of Solcius and the fair value of the assets acquired and liabilities assumed is recorded as goodwill. The acquisition date estimated fair value of the consideration transferred consisted of the following:

(in thousands)
Base purchase price	$51,750
Working capital shortfall	(1,131)
Cash surplus	1,492
Total purchase price paid	$52,111

Cash	$1,492
Accounts receivable	1,729
Inventory	3,833
Contract assets	7,336
Prepaids and other current assets	1,603
Property and equipment	143
Deposits	91
Operating lease right-of-use asset	1,885
Finance lease right-of-use assets	1,200
Other intangible assets	15,600
Identifiable assets acquired	34,912
Accounts payable and accrued liabilities	(6,957)
Contract liabilities	(5,273)
Operating and finance lease liabilities	(2,757)
Liabilities assumed	(14,987)
Net identifiable assets acquired	19,925
Goodwill	32,186
Net assets acquired	$52,111

During the year ended December 31, 2021, we recorded total transaction costs related to the Acquisition of $774. These expenses were accounted for separately from the net assets acquired and are included in general and administrative expense.

We will continue to conduct assessments of the net assets acquired and recognized amounts for identifiable assets acquired and liabilities assumed at their estimated acquisition date fair values. We expect that it may take into the second quarter of 2022 until all post-closing assessments and adjustments are finalized.

Pro Forma Information (Unaudited)

The results of operations for the Acquisition since the April 8, 2021 closing date have been included in our December 31, 2021 consolidated financial statements and include approximately $72,279 of total revenue. The following unaudited pro forma financial information represents a summary of the consolidated results of operations for the years ended December 31, 2021 and 2020, assuming the acquisition had been completed as of January 1, 2020. The pro forma financial information includes certain non-recurring pro forma adjustments that were directly attributable to the business combination. The proforma adjustments include the elimination of Acquisition transaction expenses totaling $774 incurred in 2021, and adjustments to recognize amortization of intangible assets, retention stock-based compensation programs and retention bonus accruals in 2020. The retention bonus expense is recognized over the first year following the Acquisition. The pro forma financial information is not necessarily indicative of the results of operations that would have been achieved if the acquisition had been effective as of these dates, or of future results.

	Year ended
	December 31, 2021	December 31, 2020

Revenue, net	$127,304	$131,377

Net Loss	$(20,304)	$(19,858)

4. REVENUE FROM CONTRACTS WITH CUSTOMERS

The following table represents a disaggregation of revenue by customer type from contracts with customers for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020
Residential	$77,861	$9,685
Commercial	17,125	18,771
Public Works	6,168	9,457
Total	$101,154	$37,913

Contract assets represent revenues recognized in excess of amounts invoiced on contracts in progress. Contract liabilities represent billings in excess of revenues recognized on contracts in progress. At December 31, 2021 and 2020, the contract asset balances were $14,498 and $2,397, and the contract liability balances were $12,201 and $6,260, respectively.

5. OPERATING SEGMENTS

The acquisition of Solcius was completed in April 2021. Solcius is a separate segment for management reporting purposes. Segment net revenue, segment operating expenses and segment contribution (loss) information consisted of the following for the year ended December 31, 2021.

	For the Year Ended December 31, 2021
	Solcius	Sunworks	Total
Net revenue	$72,278	$28,876	$101,154
Cost of sales	32,319	24,188	56,507
Gross profit	39,959	4,688	44,647

Operating expenses
Selling and marketing	28,489	4,271	32,760
General and administrative	12,501	13,535	26,036
Segment contribution (loss)	(1,031)	(13,118)	(14,149)

Goodwill impairment	-	5,464	5,464
Stock-based compensation	2,725	1,009	3,734
Depreciation and amortization	5,647	230	5,877
Operating income (loss)	$(9,403)	$(19,821)	$(29,224)

6. PROPERTY AND EQUIPMENT, NET

Property and equipment is summarized as follows at December 31, 2021 and 2020:

	2021	2020
Leasehold improvements	$442	$419
Vehicles & trailers	723	221
Machinery & equipment	778	713
Office equipment & furniture	439	364
Computers & software	3,552	120
	5,934	1,837
Less accumulated depreciation	(2,739)	(1,639)
	$3,195	$198

7. RIGHT-OF-USE OPERATING LEASES

The Company has ROU operating leases for offices, warehouses, vehicles, and office equipment. The Company’s leases have remaining lease terms of 1 year to 5 years, some of which include options to extend.

The Company’s operating lease expense for the years ended December 31, 2021 and 2020 amounted to $1,452 and $1,016, respectively. Operating lease payments, which reduced operating cash flows for the years ended December 31, 2021 and 2020 amounted to $1,452 and $1,016, respectively. The difference between the ROU asset amortization of $1,066 and the associated lease expense of $1,452 consists of early cancellation of a facility lease obligation, new facility leases, short-term leases excluded from the ROU asset calculation, basic operating lease expenses included in the lease expense for property and sales taxes, triple net and common area charges for facilities and other equipment and vehicle lease related charges.

Supplemental balance sheet information related to leases is as follows:

	Year Ended December 31,
	(in thousands)
	2021	2020
Operating lease right-of-use assets	$2,502	$694

Operating lease liabilities—short term	993	649
Operating lease liabilities—long term	1,509	45
Total operating lease liabilities	$2,502	$694

As of December 31, 2021, the weighted average remaining lease term was 3.5 years and the weighted average discount rate for the Company’s leases was 3.3%.

Minimum payments for the operating leases are as follows:

Operating Leases
(in thousands)
2022	$1,041
2023	688
2024	312
2025	294
2026	270
Thereafter	-
Total lease payments	$2,605
Less: imputed interest	103
Total	$2,502

8. RIGHT-OF-USE FINANCE LEASES

The Company has finance leases for vehicles. The Company’s finance leases have remaining lease terms of 1 year to 5 years.

Supplemental balance sheet information related to finance leases is as follows:

December 31, 2021
(in thousands)
Finance lease right-of-use asset cost	$1,868
Finance lease right-of-use accumulated amortization	(461)
Finance lease right of use asset, net	$1,407

Finance lease obligation—short term	$424
Finance lease obligation—long term	542
Total finance lease obligation	$966

As of December 31, 2021, the weighted average remaining lease term was 2.4 years and the weighted average discount rate for the Company’s leases was 4.4%.

Minimum finance lease payments for the remaining lease terms are as follows:

December 31, 2021
(in thousands)
2022	$458
2023	283
2024	149
2025	120
2026	14
Thereafter	-
Total lease payments	$1,024
Less: imputed interest	58
Total	$966

9. INTANGIBLE ASSETS, NET

The Company’s intangible assets at December 31, 2021 consist of the following:

	Amortization periods	Cost	Accumulated amortization	Net carrying value
Trademarks	10 Years	$5,200	$(390)	$4,810
Backlog of projects	9 Months	2,000	(2,000)	-
Covenant not-to-compete	3 Years	2,400	(600)	1,800
Software (included in property and equipment)	3 Years	3,400	(850)	2,550
Dealer relationships	18 Months	2,600	(1,300)	1,300
		$15,600	$(5,140)	$10,460

Intangible assets are stated at their original estimated value at the date of acquisition. The amortization of intangible assets commences upon acquisition. The intangible assets are being amortized using the straight-line method over the intangible asset’s estimated useful life:

Amortization expenses for intangible assets for the year ended December 31, 2021 was as follows:

For the
Year ended
December 31, 2021
Trademarks	$390
Backlog of projects	2,000
Covenant not-to-compete	600
Software	850
Dealer relationships	1,300
$5,140

Estimated future amortization expense for the Company’s intangible assets as of December 31, 2021 is as follows:

Years ending December 31,
2022	$3,753
2023	$2,453
2024	$1,004
2025	$520
2026	$520
Thereafter	$2,210

Depreciation and amortization expense on property and equipment and intangible assets for the years ended December 31, 2021 and 2020 was $5,877 and $337, respectively.

10. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at December 31, 2021 and 2020 are as follows:

	2021	2020
Trade payables	$3,929	$3,780
Accrued payroll, vacation and payroll taxes	3,132	798
Accrued expenses, bonus and commissions	4,066	2,778
Total	$11,127	$7,356

11. ACQUISITION PROMISSORY NOTE

On February 28, 2015, the Company issued a 4% convertible promissory note in the aggregate principal amount of $2,650 as part of the consideration paid to acquire 100% of the total outstanding stock of MD Energy. The note was convertible into shares of common stock on or after each of the following dates: November 30, 2015, November 30, 2016 and November 30, 2017. The conversion price was $18.20 per share and a beneficial conversion feature of $3,262 was calculated but capped at the $2,650 value of the note. This convertible promissory note was paid in full on February 28, 2020, the maturity date. The Company recorded interest expense of $3 during the year ended December 31, 2020. The outstanding balance at December 31, 2020 was $0.

12. PROMISSORY NOTES PAYABLE

On April 27, 2018, the Company entered into a Loan Agreement (the “Loan Agreement”) with CrowdOut Capital, Inc. (“CrowdOut”) pursuant to which the Company issued an aggregate of $3,750 in promissory notes (the “Notes”), of which $3,000 was a Senior Note and $750 were Subordinated Notes. The Subordinated Notes were funded by the Company’s then Chief Executive Officer, Charles Cargile, and the Company’s then President of Commercial Operations, Kirk Short.

The Notes bore interest at the rate of the one-month LIBOR plus 950 basis points and were scheduled to mature January 31, 2021 as amended.

The Notes could be prepaid in whole without the consent of the lender or in part with the consent of the lender. At the time the Notes were paid in full, the Company paid CrowdOut, as the holder of the Senior Note, an exit fee of $435. The Company accrued the exit fee of $435 over the remaining life of the Loan Agreement and recognized the exit fee as interest expense. For the year ended December 31, 2020 the exit fee recorded as interest expense was $141.

On January 28, 2020, the Company entered into a second amendment to its Loan Agreement pursuant to which the Loan Agreement was amended to permit the partial prepayment of One Million Five Hundred Thousand Dollars $(1,500) of the Senior Note loan amount without any prepayment fees. Accordingly, in January 2020, $1,500 of the $3,000 Senior Note was paid.

The Company recorded amortization of debt issuance costs of $266 as interest expense during the year ended December 31, 2020.

On December 4, 2020, the Company paid the remaining outstanding balance of the $1,500 Senior Note and $750 of Subordinated Notes together with the $435 exit fee. No balance or obligations remain outstanding as of December 31, 2020.

13. PAYCHECK PROTECTION PROGRAM LOAN PAYABLE

On April 28, 2020 the Company’s operating subsidiary, Sunworks United, received a loan under the Paycheck Protection Program (“PPP”), which was established by the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), of $2,847. As modified by the subsequent PPP Flexibility Act of 2020, proceeds from the loan were used to cover documented expenses related to payroll, rent and utilities, during the 24-week period after the cash was received by the Company. The 24-week period ended on October 12, 2020. The loan was accounted for as a financial liability in accordance with FASB ASC 470 until June 29, 2021 when the $2,847 loan, together with $34 of accrued interest, was fully forgiven. As a result, the Company recorded a gain on extinguishment of the debt which is included in other income on the consolidated statement of operations for the year ended December 31, 2021.

14. CAPITAL STOCK

Preferred Stock

Pursuant to the terms of our Charter, our board of directors is authorized, subject to limitations prescribed by Delaware law, to issue up to 5,000,000 shares of preferred stock, par value $0.001 per share, in one or more series, to establish from time to time the number of shares to be included in each series, and to fix the designation, powers, preferences and rights of the shares of each series and any of its qualifications, limitations or restrictions, in each case without further action by our stockholders.

On January 9, 2015, we filed two Certificates of Designations, Preferences, and Rights, for Series A Preferred Stock and Series B Preferred Stock with the Secretary of State of the State of Delaware, or the Certificates of Designations, establishing the rights, preferences, privileges, qualifications, restrictions and limitations relating to 4,400 shares of our Series A Convertible Preferred Stock, par value $0.001 per share, and 1,700,000 shares of our Series B Preferred Stock, par value $0.001 per share. As of December 31, 2021 and 2020, there are were no shares of our preferred stock outstanding.

Common Stock

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

Year ended December 31, 2021

Registration Statement

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

First Sales Agreement

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

Second Sales Agreement

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

2,144,498 shares of common stock were sold under the Roth Sales Agreement between October 27, 2021 and November 19, 2021, pursuant to a prospectus supplement that was filed with the SEC on October 21, 2021. Total gross proceeds for the New Placement Shares were $13,130 or $6.12 per share. Net proceeds after brokerage costs, professional, registration and other fees were $12,742 or $5.94 per share.

Year ended December 31, 2020

$15 Million Prospectus Supplement Continuation From - June 6, 2019

Pursuant to a June 6, 2019 At Market Issuance Sales Agreement (the “First ATM Agreement”) with B. Riley Securities (the “Agent”), the Company offered and sold shares of the Company’s common stock, par value $0.001 per share, registered under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to the Registration Statement (the “Prior Registration Statement”) on Form S-3 (File No. 333-231653), which was originally filed with the Securities and Exchange Commission (“SEC”) on May 21, 2019 and declared effective by the SEC on May 31, 2019. The base prospectus was contained within the Prior Registration Statement. The Prior Registration Statement allowed the Company to offer and sell, from time to time in one or more offerings, any combination of common stock, preferred stock, warrants, or units having an aggregate initial offering price not to exceed $50 million. As of December 31, 2020, all of the shares of common stock registered under the Prior Registration Statement had been sold.

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

Restricted Stock

During the first three months of the year 2020, the terms of a March 2017 restricted stock grant agreement were completed with the issuance of 5,952 shares of common stock to the Company’s then Chairman and former Chief Executive Officer, Charles Cargile.

15. STOCK OPTIONS, RESTRICTED STOCK UNITS

Options

As of December 31, 2021, the Company has incentive stock options and non-qualified stock options outstanding to purchase 290,684 shares of common stock, per the terms set forth in the option agreements. The stock options vest at various times and are exercisable for a period of five years from the date of grant at exercise prices ranging from $2.10 to $12.15 per share, the market value of the Company’s common stock on the date of each grant. The Company determined the fair market value of these options by using the Black Scholes option valuation model. Option forfeitures are accounted for as they occur.

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

During 2021, using cashless option exercises, 2,218 options were exercised resulting in 1,530 net shares being issued.

A summary of the Company’s stock option activity and related information follows:

	2021		2020
		Weighted		Weighted
	Number	Average	Number	Average
	of	Exercise	of	Exercise
	Options	Price	Options	Price
Outstanding, beginning January 1	88,441	$11.02	143,623	$8.99
Granted	260,000	12.15	-	-
Exercised	(2,218)	2.10	(26,116)	2.66
Forfeited	(29,113)	7.38	(29,066)	8.53
Expired	(26,426)	19.93	-	-
Outstanding, and expected to vest as of December 31	290,684	$11.65	88,441	$11.02
Exercisable at the end of December 31	28,042	$7.88	71,502	$12.81
Weighted average fair value of options granted during period		$12.15		$-

The following summarizes the options to purchase shares of the Company’s common stock which were outstanding at December 31, 2021:

			Weighted
			Average
			Remaining
Exercisable	Stock Options	Stock Options	Contractual
Prices	Outstanding	Exercisable	Life (years)
$10.50	9,998	9,998	0.38
$8.68	7,142	7,142	1.37
$7.63	4,999	4,999	1.41
$2.10	1,109	853	2.01
$3.07	3,071	2,475	2.62
$2.52	4,365	2,575	2.75
$12.15	260,000	-	4.28
	290,684	28,042

Aggregate intrinsic value of options outstanding and exercisable at December 31, 2021 and 2020 was $2 and $5, respectively. Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the fiscal period, which was $3.07 and $5.12 as of December 31, 2021 and 2020, respectively, and the exercise price multiplied by the number of options outstanding.

The Company recorded stock-based compensation for stock options of $2,027 and $84 for the years ended December 31, 2021 and 2020, respectively.

Restricted Stock Units

The following table summarizes the Company’s restricted stock unit activity during the year ended December 31, 2021:

	December 31, 2021
		Weighted Average
	Number Of Shares	Grant Date Value per Share
Unvested, beginning December 31, 2020	-	$-
Granted	1,195,889	$5.14
Vested	(10,000)	$9.07
Forfeited	-	$-
Unvested at the end of December 31, 2021	1,185,889	$5.11

RSUs granted during the year ended December 31, 2021 vest in a variety of ways. Some RSU’s vest on the one-year anniversary of the date of grant. Other RSU’s vest one-third on the one-year anniversary date of the grant and then monthly over the next 24 months. Other RSU’s vest one-third on each annual anniversary date for the next three years. Another portion of the RSUs are performance based and vest on achieving certain revenue and cash flow and profitability goals measured annually or in some cases for the year 2024.

The total combined stock option, RSU compensation and restricted stock expense recognized in the consolidated statements of operations during the years ended December 31, 2021 and 2020 was $3,734 and $147, respectively.

Warrants

As part of a March 2015 capital raise, the Company issued common stock with warrants to purchase 428,572 shares of common stock at an exercise price of $29.05 per share. During 2015, 429 warrants were exercised. No additional warrants were ever exercised after 2015. The warrants expired on March 9, 2020.

The sales and issuances of common stock pursuant to various ATM agreements in 2019 and 2020 described in Note 14 triggered the down round provision in the warrants resulting in the Company recording a deemed dividend of approximately $60 in the year ended December 31, 2020.

Pursuant to the down round provisions of the warrants, the exercise price decreased from $29.05 to $1.20 at December 31, 2019. In 2020, continued common stock issuances caused the exercise price to decrease from $1.20 to $0.65 until on March 9, 2020, when the warrants expired unexercised.

The deemed dividend has no cash impact. For financial statement presentation purposes, the deemed dividend is shown as an increase in the net loss attributable to common shareholders, increasing the loss per share for common stock by approximately $0.01 per common share for the year ended December 31, 2020.

16. INCOME TAXES

The Company is recording an income tax expense for state franchise and minimum taxes only, due to operating losses incurred for the years ended December 31, 2021 and 2020. State franchise and minimum taxes are included in general and administrative expense. The Company accounts for income taxes in accordance with ASC 740, which requires that the tax benefit of net operating losses, temporary differences and credit carryforwards be recorded as an asset to the extent that management assesses that realization is “more likely than not.” Realization of the future tax benefits is dependent on the Company’s ability to generate sufficient taxable income within the carryforward period. No tax benefit has been reported in the 2021 consolidated financial statements, since the potential tax benefit is offset by a valuation allowance of the same amount.

The Company’s income tax expense for the years ended December 31, 2021 and 2020 are summarized below:

	December 31, 2021	December 31, 2020
Current:
Federal	$-	$-
State	75	-
Total current expense	$75	$-

Deferred:
Federal	$(4,238)	$(2,863)
State	(1,353)	(599)
Change in valuation allowance	5,591	3,462
Total deferred	$-	$-
Income tax provision (benefit)	$75	$-

Deferred tax assets and liabilities reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows:

	December 31, 2021	December 31, 2020
Deferred tax assets:
Warranty, inventory and bad debt reserves	$464	$462
Other accrued expenses	228	-
Other	28	86
Property and equipment	39	94
Intangible assets	707	-
Deferred stock-based compensation	445	84
Limitation under 163(j)	440	579
Research and development credits	232	248
Net operating loss	12,830	8,270
Total deferred tax assets	15,413	9,823

Valuation allowances	(15,413)	(9,823)

Net deferred tax assets	$-	$-

A reconciliation of income taxes computed by applying the statutory U.S. income tax rate to the Company’s loss before income tax provision is as follows:

	2021	2020
U.S Federal statutory tax rate	21.00%	21.00%
State tax benefit, net	-1.08%	-%
Research and development credits	-%	-%
Stock-based compensation	-1.59%	-0.19%
Impairment of goodwill	-4.31%	-5.27%
PPP Loan forgiveness	2.27%	-%
Other	-0.07%	-%
Valuation allowance	-16.50%	-15.54%

Effective income tax rate	-0.28%	-%

At December 31, 2021, the Company had federal and state net operating loss carryforwards of approximately $48.0 million and $46.8 million, respectively. In addition, the Company has federal and California research and development tax credit carryforwards of approximately $173 and $75, respectively. The federal net operating losses incurred in years beginning after January 1, 2018 in the amount of $36.0 million can be carried forward indefinitely. The remaining $11.8 million of federal net operating loss, research tax credit carryforwards and California net operating loss carryforwards will begin to expire in 2029 unless previously utilized. The California research and development credit carryforwards will carry forward indefinitely until utilized.

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

Due to the uncertainty surrounding the realization of the benefits of its deferred assets, including NOL carryforwards, the Company has provided a 100% valuation allowance on its deferred tax assets at December 31, 2021 and 2020, respectively.

The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740, Income Taxes. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. As of December 31, 2021, the Company had no uncertain tax positions for the years ended December 31, 2021 and 2020.

As part of the acquisition of Solcius a portion of the purchase price was assigned to goodwill and other intangibles. The transaction was taxable for income tax purposes and all assets and liabilities have been recorded at fair value for both book and income tax purposes. Therefore, no deferred tax asset differences between book and tax were originally recorded as part of the purchase price allocation.

17. COMMITMENTS AND CONTINGENCIES

Litigation

From time to time, the Company is involved in routine litigation that arises in the ordinary course of business. There are no pending significant legal proceedings to which the Company is a party for which management believes the ultimate outcome would have a negative impact on the Company’s financial position.

18. MAJOR CUSTOMER/SUPPLIERS

The Company utilizes a network of authorized dealers to source sales for its residential operations. For the year ended December 31, 2021, the three largest authorized dealers were responsible for approximately 56% of our consolidated revenue. For 2020, all authorized dealers combined accounted for approximately 26% of consolidated revenue.

For the years ended December 31, 2021 and 2020 the Company had no projects that represented more than 10% of revenue.

As of December 31, 2021 the Company had a receivable balance from one customer for approximately $572 which was approximately 13% of the consolidated accounts receivable balance. As of December 31, 2020 no customer receivable balance was greater than 10% of the consolidated accounts receivable balance.

For the year ended December 31, 2021 we had two vendors that combined accounted for 45.1% of our cost of goods sold. For the year ended December 31, 2020 we had one vendor that accounted for 11.6% of our cost of goods sold.

19. RELATED PARTY TRANSACTIONS

The Company rents a facility in Durham, California from its former President of Commercial Operations, for $11 per month for a total cost of $112 and $108 for 2021 and 2020, respectively.

20. SUBSEQUENT EVENTS

Subsequent to December 31, 2021 through March 11, 2022, there were no events, not otherwise described in these consolidated financial statements, requiring disclosure here.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013).

Management believes that the controls currently in place are adequate and operated effectively based upon the criteria established in “Internal Control-Integrated Framework” issued by the COSO, management concluded that as of December 31, 2021, our internal controls over financial reporting are effective.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

No Attestation Report by Independent Registered Accountant

The effectiveness of our internal control over financial reporting as of December 31, 2021 has not been audited by our independent registered public accounting firm by virtue of our exemption from such requirement as a smaller reporting company.

Item 9B. Other Information.

Not applicable.

38

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item will be included in our definitive Proxy Statement for the 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this Item will be included in our definitive Proxy Statement for the 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item will be included in our definitive Proxy Statement for the 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions and Director Independence.

The information required by this Item will be included in our definitive Proxy Statement for the 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information required by this Item will be included in our definitive Proxy Statement for the 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

39

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(1) Consolidated Financial Statements.

The consolidated financial statements required by item 15 are submitted in a separate section of this report, beginning on Page F-1, incorporated herein and made a part hereof.

(2) Financial Statement Schedules.

Schedules have been omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements or notes thereto.

(3) Exhibits.

The following exhibits are filed with this report, or incorporated by reference as noted:

(a)

2.1

Membership Interest Purchase Agreement, dated as of April 8, 2021, between Solcius Holdings, LLC and Sunworks United Inc. (incorporated by reference to the Current Report of Form 8-K filed with the Securities and Exchange Commission on April 8, 2021).

3.1

Amended and Restated Certificate of Incorporation. (incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 26, 2021).

3.2*	Bylaws of Sunworks, Inc. (as Updated Through June 2, 2021).
4.1	Description of Registrant’s Capital Stock (incorporated by reference from the annual report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission on March 30, 2020).

40

10.1#	Sunworks, Inc. 2016 Equity Incentive Plan (incorporated by reference to Schedule 14A filed with the Securities and Exchange Commission on May 18, 2016).
10.2*#	Form of Restricted Share Unit Agreement under the Sunworks, Inc. 2016 Equity Incentive Plan.
10.3*#	Form of Stock Option Agreement under the Sunworks, Inc. 2016 Equity Incentive Plan.
10.4#	Form of Director and Officer Indemnification Agreement (incorporated by reference from the quarterly report on Form 10-Q filed with the Securities and Exchange Commission on October 31, 2019).
10.5

Loan Agreement made April 25, 2020 between Sunworks United Inc. and Tri Counties Bank with U.S. Small Business Administration Guarantee (incorporated by reference to the quarterly report on Form 10-Q filed with the Securities and Exchange Commission on August 10, 2020).

10.6

U.S. Small Business Administration, Note and SBA Loan # 1319647201 between Sunworks United Inc. and Tri Counties Bank (incorporated by reference to the quarterly report on Form 10-Q filed with the Securities and Exchange Commission on August 10, 2020).

10.7#	Employment Agreement effective as of January 11, 2021 between Sunworks, Inc. and Gaylon Morris (incorporated by reference to the current report on Form 8-K filed with the Securities and Exchange Commission on January 13, 2021).

10.8*#	Amendment to the January 11, 2021 Employment Agreement between Sunworks, Inc. and Gaylon Morris.
10.9#

Employment Agreement, dated October 5, 2021 between Sunworks, Inc. and Jason Bonfigt (incorporated by reference to the current report on Form 8-K filed with the Securities and Exchange Commission on October 7, 2021).

41

14.1	Sunworks, Inc. Code of Conduct, adopted May 2018 (incorporated by reference to the current report filed on June 5, 2018).

23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Certification of Principal Executive Officer

31.2*	Certification of Principal Financial Officer

32.1**	Section 1350 Certificate of President and Chief Financial Officer

101.INS Inline XBRL Instance Document
101.SCH Inline XBRL Taxonomy Extension Schema Document
101.CAL Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE Inline XBRL Taxonomy Extension Presentation Linkbase Document
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

42

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNWORKS, INC.

By:	/s/ Gaylon Morris
Chief Executive Officer
Principal Executive Officer

By:	/s/ Jason Bonfigt
Chief Financial Officer
Principal Financial and Accounting Officer

Date: March 11, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Judith Hall	Chairperson	March 11, 2022
Judith Hall

/s/ Gaylon Morris	Chief Executive Officer & Director	March 11, 2022
Gaylon Morris	(Principal Executive Officer)

/s/ Jason Bonfigt	Chief Financial Officer	March 11, 2022
Jason Bonfigt	(Principal Financial and Accounting Officer)

/s/ Patrick McCullough	Director	March 11, 2022
Patrick McCullough

/s/ Stanley Speer	Director	March 11, 2022
Stanley Speer

/s/ Rhone Resch	Director	March 11, 2022
Rhone Resch

43