Form 10-Q
period 2022-03-31
Sunworks, Inc.
filed 2022-05-16
CIK 1172631

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022.

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

Yes ☐ No ☒

The number of shares of registrant’s common stock outstanding as of May 13, 2022 was 32,856,525.

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

The forward-looking statements included herein are based on current expectations of our management based on available information and involve a number of risks and uncertainties, all of which are difficult or impossible to predict accurately and many of which are beyond our control. As such, our actual results may differ significantly from those expressed in any forward-looking statements. Factors that might cause these differences in actual results include the impacts on us, our operations, or our future financial and operational results; discussed in Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021 (our Annual Report), and the additional risks described in other documents we file from time to time with the Securities and Exchange Commission (SEC). In light of the significant risks and uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by us or any other person that such results will be achieved, and readers are cautioned not to place undue reliance on such forward-looking information. Except as may be required by law, we disclaim any intent to revise the forward-looking statements contained herein to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

SUNWORKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2022 AND DECEMBER 31, 2021

(in thousands, except share and per share data)

	March 31, 2022	December 31, 2021
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$19,455	$19,719
Restricted cash	323	323
Accounts receivable, net	5,940	4,568
Inventory	14,101	10,219
Contract assets	16,005	14,498
Other current assets	3,555	4,154
Total Current Assets	59,379	53,481
Property and equipment, net	2,919	3,195
Finance lease right-of-use assets, net	1,513	1,407
Operating lease right-of-use assets	2,293	2,502
Deposits	134	132
Intangible assets, net	7,147	7,910
Goodwill	32,186	32,186
Total Assets	$105,571	$100,813

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable and accrued liabilities	$14,088	$11,127
Contract liabilities	13,183	12,201
Finance lease liability, current portion	438	424
Operating lease liability, current portion	947	993
Total Current Liabilities	28,656	24,745

Long-Term Liabilities:
Finance lease liability, net of current portion	601	542
Operating lease liability, net of current portion	1,346	1,509
Warranty liability	1,311	1,251
Total Long-Term Liabilities	3,258	3,302
Total Liabilities	31,914	28,047

Commitments and contingencies

Shareholders’ Equity:
Preferred stock Series B, $0.001 par value, 5,000,000 authorized shares; no shares issued and outstanding	-	-
Common stock, $0.001 par value; 50,000,000 authorized shares; 32,073,268 and 29,193,772 shares issued and outstanding, at March 31, 2022 and December 31, 2021, respectively	32	29
Additional paid-in capital	197,092	187,997
Accumulated deficit	(123,467)	(115,260)
Total Shareholders’ Equity	73,657	72,766

Total Liabilities and Shareholders’ Equity	$105,571	$100,813

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUNWORKS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(in thousands, except share and per share data)

	Three Months Ended
	March 31, 2022	March 31, 2021

Revenue, net	$31,196	$6,169

Cost of Goods Sold	17,164	6,078

Gross Profit	14,032	91

Operating Expenses:
Selling and marketing	12,229	1,231
General and administrative	7,437	3,452
Stock-based compensation	1,284	151
Depreciation and amortization	1,283	65

Total Operating Expenses	22,233	4,899

Operating Loss	(8,201)	(4,808)

Other (Expense) Income
Other income, net	2	4
Interest expense	(8)	(9)

Total Other Expense, net	(6)	(5)

Loss Before Income Taxes	(8,207)	(4,813)

Income Tax Expense	-	-

Net Loss	$(8,207)	$(4,813)

LOSS PER SHARE:
Basic	$(0.28)	$(0.19)
Diluted	$(0.28)	$(0.19)

WEIGHTED-AVERAGE SHARES OF COMMON STOCK OUTSTANDING
Basic	29,502,905	25,233,586
Diluted	29,502,905	25,233,586

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUNWORKS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED March 31, 2022 and 2021

(in thousands, except share data)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2021	29,193,772	$29	$187,997	$(115,260)	$72,766
Stock-based compensation	-	-	1,284	-	1,284
Issuance of common stock under terms of restricted stock grants	121,666	-	-	-	-
Sales of common stock pursuant to S-3 registration statement, net	2,757,830	3	7,811	-	7,814
Net loss for the three months ended March 31, 2022	-	-	-	(8,207)	(8,207)
Balance at March 31, 2022	32,073,268	$32	$197,092	$(123,467)	$73,657

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2020	23,835,258	$24	$122,668	$(88,635)	$34,057
Stock-based compensation	-	-	151	-	151
Sales of common stock pursuant to S-3 registration statement, net	3,212,486	3	48,855	-	48,858
Net loss for the three months ended March 31, 2021	-	-	-	(4,813)	(4,813)
Balance at March 31, 2021	27,047,744	$27	$171,674	$(93,448)	$78,253

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUNWORKS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED March 31, 2022 and 2021

(in thousands)

	Three Months Ended
	March 31, 2022	March 31, 2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,207)	$(4,813)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,283	65
Amortization of right-of-use asset	263	205
Stock-based compensation	1,284	151
Bad debt expense	68	5
Changes in Operating Assets and Liabilities:
Accounts receivable	(1,440)	(1,009)
Inventory	(3,882)	(290)
Deposits and other current assets	597	(1,159)
Contract assets	(1,507)	197
Accounts payable and accrued liabilities	2,961	1,207
Contract liabilities	982	191
Warranty liability	60	30
Operating lease liability	(263)	(205)
NET CASH USED IN OPERATING ACTIVITIES	(7,801)	(5,425)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(168)	(15)
NET CASH USED IN INVESTING ACTIVITIES	(168)	(15)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on finance lease liabilities	(109)	-
Proceeds from sales of common stock, net	7,814	48,858
NET CASH PROVIDED BY FINANCING ACTIVITIES	7,705	48,858

NET CHANGE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(264)	43,418
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, BEGINNING OF YEAR	20,042	39,339
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, END OF YEAR	$19,778	$82,757

Cash and cash equivalents	$19,455	$82,409
Restricted cash	323	348
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, END OF YEAR	$19,778	$82,757

CASH PAID FOR:
Interest	$8	$1

SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS
Right-of-use assets obtained in exchange for new operating lease liability	$54	$437
Right-of-use assets obtained in exchange for new finance lease liability	$182	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUNWORKS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(in thousands, except share and per share data)

References herein to “we,” “us,” “Sunworks,” and “the Company” are to Sunworks, Inc. and its wholly-owned subsidiaries, Sunworks United Inc. (“Sunworks United”), Commercial Solar Energy, Inc. (“CSE”), and Solcius LLC. (“Solcius”)

1. ORGANIZATION AND BASIS OF PRESENTATION

We provide photovoltaic (“PV”) and battery based power and storage systems for the residential and commercial markets. Commercial projects include commercial, agricultural, industrial and public works projects. We operate in several residential and commercial markets including California, Utah, Nevada, Arizona, New Mexico, Texas, Colorado, Minnesota, Wisconsin, Massachusetts, Rhode Island, New York, Pennsylvania, New Jersey and South Carolina. Through our operating subsidiaries, we design, arrange financing, integrate, install, and manage systems ranging in size from 2kW (kilowatt) for residential projects to multi-MW (megawatt) systems for larger commercial and public works projects. Commercial installations have included installations at office buildings, manufacturing plants, warehouses, service stations, churches, and agricultural facilities such as farms, wineries, and dairies. Public works installations have included school districts, local municipalities, federal facilities and higher education institutions.

On April 8, 2021, Sunworks, Inc., through its operating subsidiary Sunworks United (the “Buyer”), acquired all of the issued and outstanding membership interests (the “Solcius Acquisition”) of Solcius, from Solcius Holdings, LLC (“Seller”). Located in Provo, Utah, Solcius is a full-service, residential solar systems provider. The Company believes the Solcius Acquisition enhances economies of scale, leading to better access to suppliers, vendors and financial partners, as well as marketing and customer acquisition opportunities.

The Solcius Acquisition was consummated on April 8, 2021 pursuant to a Membership Interest Purchase Agreement, dated as of April 8, 2021 (the “Purchase Agreement”), by and between Buyer and Seller. The purchase price for Solcius consisted of $51,750 in cash, subject to post-closing adjustments related to working capital, cash, indebtedness and transaction expenses. The acquired assets and operating results of Solcius are included in these consolidated financial statements and footnotes since the date of acquisition through March 31, 2022 (see Note 3).

The accompanying unaudited condensed consolidated financial statements (“financial statements”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. The financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year December 31, 2021.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of the Company is presented to assist in understanding the Company’s financial statements. These accounting policies conform to GAAP and have been consistently applied in the preparation of the condensed consolidated financial statements.

There have been no significant changes in the Company’s accounting policies from those disclosed in its Annual Report on Form 10-K for the year ended December 31, 2021.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Sunworks, Inc., and its wholly-owned operating subsidiaries: Sunworks United Inc., Commercial Solar Energy, Inc. and Solcius LLC. All material intercompany transactions have been eliminated upon consolidation of these entities.

Segment Reporting

We currently operate in three segments based upon our organizational structure and the way in which our operations are managed and evaluated. The largest segment is residential operations which are projects smaller in size and shorter in duration. Our second operating segment is commercial operations which includes projects that are commonly larger in size and longer in duration serving commercial, industrial, agricultural and public works customers. Our third segment is the corporate office that is responsible for general company oversight and management. Separating the corporate costs from the residential and commercial operations simplifies the performance evaluation of the Residential and Commercial segments.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include estimates used to review the Company’s goodwill, intangibles, impairments and estimations of long-lived assets, revenue recognition on construction contracts recognized over time, fair value of assets acquired and liabilities assumed in a business combination, allowances for uncollectible accounts, finance lease right-of-use assets and liabilities, operating lease right-of-use assets and liabilities, warranty reserves, inventory valuation, valuations of non-cash capital stock issuances and the valuation allowance on deferred tax assets. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable in the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Changes in estimates for commercial projects occur for a variety of reasons, including, but not limited to (i) construction plan accelerations or delays, (ii) product cost forecast changes, (iii) change orders, or (iv) changes in other information used to estimate costs. Changes in estimates may have a material effect in the Company’s condensed consolidated statements of operations. The table below outlines the impact on revenue of net changes in estimated transaction prices and input costs for systems related sales contracts (both increases and decreases) for the three months ended March 31, 2022 and 2021 as well as the number of projects that comprise such changes. For purposes of the following table, only projects with changes in estimates that have an impact on revenue and or cost of at least $100, calculated on a quarterly basis during the periods, were presented. Also included in the table is the net change in estimate as a percentage of the aggregate revenue for such projects.

	Three Months Ended
(In thousands, except number of projects)	March 31, 2022	March 31, 2021
Increase in revenue from net changes in transaction prices	$457	$9
Increase (decrease) in revenue from net changes in input cost estimates	(461)	3
Net increase (decrease) in revenue from net changes in estimates	$(4)	$12

Number of projects	3	2

Net change in estimate as a percentage of aggregate revenue for associated projects	(0.1)%	0.4%

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

	As of
(In thousands)	March 31, 2022	December 31, 2021
Contract Assets	$16,005	$14,498
Contract Liabilities	13,183	12,201

During the quarter ended March 31, 2022, the Company recognized revenue of $1,403 that was included in contract liabilities as of December 31, 2021. During the quarter ended March 31, 2021, the Company recognized revenue of $1,470 that was included in contract liabilities as of December 31, 2020.

The following table represents the average percentage of completion as of March 31, 2022 for EPC projects that the Company is constructing. The Company expects to recognize $16,186 of revenue upon transfer of control of the projects.

Project	Revenue Category	Expected Years Revenue Recognition Will Be Completed	Average Percentage of Revenue Recognized
Various Projects	EPC services	2022 - 2023	64.3%

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

A net loss causes all outstanding common stock options and unvested restricted stock units (“RSUs”) to be anti-dilutive. As a result, the basic and diluted losses per common share are the same for the three months ended March 31, 2022 and 2021, respectively.

As of March 31, 2022, the potentially dilutive securities that have been excluded from the computations of weighted average shares outstanding include 282,433 stock options and 1,226,430 unvested RSUs.

As of March 31, 2021, the potentially dilutive securities that have been excluded from the computations of weighted average shares outstanding include 88,411 stock options and 210,000 unvested RSUs.

Dilutive per share amounts are computed using the weighted-average number of shares of common stock outstanding and potentially dilutive securities, using the treasury stock method, if their effect would be dilutive.

New Accounting Pronouncements

Management reviewed currently issued pronouncements during the three months ended March 31, 2022, and believes that any recently issued, but not yet effective, accounting standards, if currently adopted, would not have a material effect on the accompanying condensed consolidated financial statements.

3. BUSINESS ACQUISITION

On April 8, 2021, pursuant to the Purchase Agreement, the Company, through its operating subsidiary Sunworks United Inc., acquired all of the issued and outstanding membership interests of Solcius from the Seller. Located in Provo, Utah, Solcius is a full-service residential solar systems provider.

The purchase price for Solcius consisted of $51,750 in cash subject to post-closing adjustments related to working capital, cash, indebtedness and transaction expenses. The Solcius Acquisition was accounted for under ASC 805 and the financial results of Solcius have been included in the Company’s condensed consolidated financial statements since the date of the Solcius Acquisition.

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

During the three months ended March 31, 2021, we recorded total transaction costs related to the Solcius Acquisition of $710. These expenses were accounted for separately from the net assets acquired and were included in general and administrative expense for the three months ended March 31, 2021.

We will continue to conduct assessments of the net assets acquired and recognized amounts for identifiable assets acquired and liabilities assumed at their estimated acquisition date fair values. We expect that our assessment will be finalized in the second quarter of 2022.

Pro Forma Information (Unaudited)

The results of operations for the Solcius Acquisition since the April 8, 2021 closing date have been included in our consolidated financial statements. The following unaudited pro forma financial information represents a summary of the condensed consolidated results of operations for the quarters ended March 31, 2022 and 2021, assuming the Solcius Acquisition had been completed as of January 1, 2020. The pro forma financial information includes certain non-recurring pro forma adjustments that were directly attributable to the business combination. The proforma adjustments include the elimination of Solcius Acquisition transaction expenses totaling $710 incurred in the first quarter of 2021, and adjustments to recognize amortization of intangible assets, retention stock-based compensation programs and retention bonus accruals in 2022 and 2021. The retention bonus expense is recognized over the first year following the Solcius Acquisition. The pro forma financial information is not necessarily indicative of the results of operations that would have been achieved if the Solcius Acquisition had been effective as of these dates, or of future results.

	Three Months Ended
	March 31, 2022	March 31, 2021

Revenue, net	$31,196	$30,811

Net Loss	$(6,819)	$(4,132)

4. REVENUE FROM CONTRACTS WITH CUSTOMERS

The following table represents a disaggregation of revenue by customer type from contracts with customers for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Residential	$26,999	$1,530
Commercial	2,788	2,995
Public Works	1,409	1,644
Total	$31,196	$6,169

Contract assets represent revenues recognized in excess of amounts invoiced on contracts in progress. Contract liabilities represent billings in excess of revenues recognized on contracts in progress. At March 31, 2022 and December 31, 2021, the contract asset balances were $16,005 and $14,498, and the contract liability balances were $13,183 and $12,201, respectively.

5. OPERATING SEGMENTS

In Q1 2022 the Company assessed its operating segment disclosure based on ASC 280, Segment Reporting guidance. As a result, the following segments were established: Residential Solar, Commercial Solar Energy, and Corporate.

Residential Solar

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

Commercial Solar

Through our Commercial Solar Energy subsidiary, we design, arrange financing, integrate, install, and manage systems ranging in size from 50kW (kilowatt) to multi-MW (megawatt) systems primarily for larger commercial and public works projects. Commercial installations have included installations at office buildings, manufacturing plants, warehouses, service stations, churches, and agricultural facilities such as farms, wineries, and dairies. Public works installations have included school districts, local municipalities, federal facilities and higher education institutions. Historically, the Commercial Solar Energy subsidiary participated in the California Residential solar market.  Following the Solcius Acquisition, all new residential sales are managed under the Solcius brand.  Due to materiality, the company will continue to report the remaining backlog of Residential projects in the Commercial Solar Energy segment, which is expected to be fulfilled within the next year. Commercial Solar primarily operates in California.

Segment net revenue, segment operating expenses and segment contribution (loss) information consisted of the following for the three months ended March 31, 2022.

	Three Months Ended
	March 31, 2022
	Residential Solar	Commercial Solar	Corporate	Total
Net revenue	$26,394	$4,802	$-	$31,196
Cost of sales	13,193	3,971	-	17,164
Gross profit	13,201	831		14,032

Operating expenses
Selling and marketing	11,132	851	246	12,229
General and administrative	4,397	1,468	1,572	7,437
Segment loss	(2,328)	(1,488)	(1,818)	(5,634)

Stock-based compensation	705	35	544	1,284
Depreciation and amortization	1,241	42	-	1,283
Operating loss	$(4,274)	$(1,565)	$(2,362)	$(8,201)

6. RIGHT-OF-USE OPERATING LEASES

The Company has Right of Use (“ROU”) operating leases for offices, warehouses, vehicles, and office equipment. The Company’s leases have remaining lease terms of 1 year to 5 years, some of which include options to extend.

The Company’s operating lease expense for the three months ended March 31, 2022 and 2021 amounted to $427 and $314, respectively. Operating lease payments, which reduced operating cash flows for the three months ended March 31, 2022 and 2021 amounted to $427 and $314, respectively. The difference between the ROU asset amortization of $263 and the associated lease expense of $427 consists of short-term leases excluded from the ROU asset calculation, basic operating lease expenses included in the lease expense for property and sales taxes, triple net and common area charges for facilities and other equipment and vehicle lease related charges.

Supplemental balance sheet information related to leases is as follows:

March 31, 2022
(in thousands)
Operating lease right-of-use assets	$2,293

Operating lease liabilities—short term	947
Operating lease liabilities—long term	1,346
Total operating lease liabilities	$2,293

As of March 31, 2022, the weighted average remaining lease term was 3.4 years and the discount rate for the Company’s leases was 3.1%.

Minimum payments for the operating leases are as follows:

Operating Leases
(in thousands)
2022 – Remainder of Year	$777
2023	700
2024	324
2025	306
2026	281
Thereafter	-
Total lease payments	$2,388
Less: imputed interest	95
Total	$2,293

7. RIGHT-OF-USE FINANCE LEASES

The Company has finance leases for vehicles. The Company’s finance leases have remaining lease terms of 1 year to 5 years.

Supplemental balance sheet information related to finance leases is as follows:

March 31, 2022
(in thousands)
Finance lease right-of-use asset cost	$2,152
Finance lease right-of-use accumulated amortization	(639)
Finance lease right of use asset, net	$1,513

Finance lease obligation—short term	$438
Finance lease obligation—long term	601
Total finance lease obligation	$1,039

As of March 31, 2022, the weighted average remaining lease term was 2.6 years and the weighted average discount rate for the Company’s leases was 4.3%.

Minimum finance lease payments for the remaining lease terms are as follows:

March 31, 2022
(in thousands)
Remainder of 2022	$382
2023	331
2024	196
2025	166
2026	28
Thereafter	-
Total lease payments	$1,103
Less: imputed interest	64
Total	$1,039

8. INTANGIBLE ASSETS, NET

The Company’s intangible assets at March 31, 2022 consist of the following:

	Amortization periods	Cost	Accumulated amortization	Net carrying value
Trademarks	10 Years	$5,200	$(520)	$4,680
Backlog of projects	9 Months	2,000	(2,000)	-
Covenant not-to-compete	3 Years	2,400	(800)	1,600
Software (included in property and equipment)	3 Years	3,400	(1,133)	2,267
Dealer relationships	18 Months	2,600	(1,733)	867
		$15,600	$(6,186)	$9,414

Intangible assets are stated at their original estimated value at the date of acquisition. The amortization of intangible assets commences upon acquisition. The intangible assets are being amortized using the straight-line method over the intangible asset’s estimated useful life:

Amortization expenses for intangible assets for the three months ended March 31, 2022 was as follows:

For the
Three Months Ended
March 31, 2022
Trademarks	$130
Covenant not-to-compete	200
Software	283
Dealer relationships	433
$1,046

Estimated future amortization expense for the Company’s intangible assets as of March 31, 2022 is as follows:

Years ending December 31,
Remainder of 2022	$2,707
2023	$2,453
2024	$1,004
2025	$520
2026	$520
Thereafter	$2,210

Depreciation and amortization expense on property and equipment and intangible assets for the three months ended March 31, 2022 and 2021 was $1,283 and $65, respectively.

9. CAPITAL STOCK

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

In accordance with the terms of the Roth Sales Agreement, we may offer and sell shares of our common stock under this prospectus supplement having an aggregate offering price of up to $25,000 million (the “Placement Shares”) from time to time through or to Agent RCP, as sales agent or principal.

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

2,757,830 shares of common stock were sold under the Roth Sales Agreement between March 16, 2022 and March 29, 2022. Total gross proceeds for the Placement Shares were $7,974 or $2.89 per share. Net proceeds after brokerage costs, professional, registration and other fees were $7,814 or $2.83 per share.

10. STOCK-BASED COMPENSATION

Options

As of March 31, 2022, the Company has incentive stock options and non-qualified stock options outstanding to purchase 282,433 shares of common stock, per the terms set forth in the option agreements. The stock options vest at various times and are exercisable for a period of five years from the date of grant at exercise prices ranging from $2.52 to $12.15 per share, the market value of the Company’s common stock on the date of each grant. The Company determined the fair market value of these options by using the Black Scholes option valuation model. Option forfeitures are accounted for as they occur.

A summary of the Company’s stock option activity and related information follows:

	March 31, 2022
		Weighted
	Number	Average
	of	Exercise
	Options	Price
Outstanding, at December 31, 2021	290,684	$11.65
Granted	-	-
Exercised	-	-
Forfeited	(8,251)	8.38
Expired	-	-
Outstanding and expected to vest as of March 31, 2022	282,433	$11.75
Exercisable at March 31, 2022	20,899	$7.40
Weighted average fair value of options granted during period		$-

The following summarizes the options to purchase shares of the Company’s common stock which were outstanding at March 31, 2022:

			Weighted
			Average
			Remaining
Exercisable	Stock Options	Stock Options	Contractual
Prices	Outstanding	Exercisable	Life (years)
$10.50	5,713	5,713	0.13
$8.68	7,142	7,142	1.12
$7.63	2,142	2,142	1.16
$3.07	3,071	2,730	2.38
$2.52	4,365	3,172	2.51
$12.15	260,000	-	4.04
	282,433	20,899

Aggregate intrinsic value of options outstanding and exercisable at March 31, 2022 and December 31, 2021 was $0 and $2, respectively. Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the fiscal period, which was $2.52 and $3.07 as of March 31, 2022 and December 31, 2021, respectively, and the exercise price multiplied by the number of options outstanding.

The Company recorded stock-based compensation expense for stock options of $671 and $12 for the three months ended March 31, 2022 and 2021, respectively.

Restricted Stock Units

The following table summarizes the Company’s restricted stock unit activity during the three months ended March 31, 2022:

	March 31, 2022
		Weighted Average
	Number Of Shares	Grant Date Value per Share
Unvested, beginning December 31, 2021	1,185,889	$5.11
Granted	152,208	$2.48
Vested	(111,667)	$8.25
Forfeited	-	$-
Unvested at the end of March 31, 2022	1,226,430	$4.50

The total combined stock option, RSU compensation and restricted stock expense recognized in the condensed consolidated statements of operations during the three months ended March 31, 2022 and 2021 was $1,284 and $151, respectively.

11. COMMITMENTS AND CONTINGENCIES

Litigation

From time to time, the Company is involved in routine litigation that arises in the ordinary course of business. There are no pending significant legal proceedings to which the Company is a party for which management believes the ultimate outcome would have a negative impact on the Company’s financial position.

12. SUBSEQUENT EVENTS

Between April 1, 2022 and April 7, 2022, 783,257 shares of common stock were sold, issued and trades settled under the Roth Sales Agreement. Total gross proceeds for the shares were approximately $2,080 or $2.66 per share. Net proceeds after issuance costs were approximately $2,038 or $2.60 per share.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements and related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q (this Quarterly Report) and the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2021 (our Annual Report). This section contains forward-looking statements that are based on our current expectations and reflect our plans, estimates, and anticipated future financial performance. These statements involve numerous risks and uncertainties. Our actual results may differ materially from those expressed or implied by these forward-looking statements as a result of many factors, including those set forth in the sections entitled “Risk Factors” in Part II, Item 1A, and “Cautionary Note Regarding Forward-Looking Statements” included in this Quarterly Report.

Unless otherwise noted, (1) “Sunworks” refers to Sunworks, Inc., (2) “Company,” “we,” “us,” and “our,” refer to the ongoing business operations of Sunworks, Inc., and its wholly-owned operating subsidiaries, Sunworks United Inc., Commercial Solar Energy, Inc. and Solcius LLC. All material intercompany transactions have been eliminated upon consolidation of these entities.

All amounts presented in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, unless otherwise noted, are expressed in thousands of U.S. dollars, except share and per share amounts and unless otherwise noted.

The financial and operating results for the three months ended March 31, 2022 include the operating results of Solcius acquired on April 8, 2021, with no corresponding contribution for the three months ended March 31, 2021.

Overview

On April 8, 2021, Sunworks, Inc., through its operating subsidiary Sunworks United (the “Buyer”), acquired all of the issued and outstanding membership interests (the “Solcius Acquisition”) of Solcius, from Solcius Holdings, LLC (“Seller”). Located in Provo, Utah, Solcius is a full-service, residential solar systems provider. The transaction creates a national solar power provider with a presence now in 15 states, including California, Utah, Nevada, Arizona, New Mexico, Texas, Colorado, Minnesota, Wisconsin, Massachusetts, Rhode Island, New York, Pennsylvania, New Jersey and South Carolina. The Company believes the transaction enhances economies of scale, leading to better access to suppliers, vendors and financial partners, as well as marketing and customer acquisition opportunities.

The Solcius Acquisition was consummated on April 8, 2021 pursuant to a Membership Interest Purchase Agreement, dated as of April 8, 2021 (the “Purchase Agreement”), by and between Buyer and Seller. The purchase price for Solcius consisted of $51.75 million in cash, subject to post-closing adjustments related to working capital, cash, indebtedness and transaction expenses.

Residential Solar

Through our Residential Solar operating subsidiary, we design, arrange financing, integrate, install, and manage systems, primarily for residential homeowners. We sell residential solar systems through multiple channels, including our network of sales channel partners, and our growing direct sales channel strategy. We operate in several residential and commercial markets including California, Utah, Nevada, Arizona, New Mexico, Texas, Colorado, Minnesota, Wisconsin and South Carolina. We have direct sales or operations personnel in California, Nevada, Utah, Arizona, New Mexico, Texas, Colorado, South Carolina, Wisconsin and Minnesota.

Commercial Solar

Through our Commercial Solar Energy operating subsidiaries, we design, arrange financing, integrate, install, and manage systems ranging in size from 2kW (kilowatt) for residential projects to multi-MW (megawatt) systems for larger commercial and public works projects. Commercial installations have included installations at office buildings, manufacturing plants, warehouses, service stations, churches, and agricultural facilities such as farms, wineries, and dairies. Public works installations have included school districts, local municipalities, federal facilities and higher education institutions. Commercial Solar primarily operates primarily in California.

For the first three months of 2022, approximately 87% of our revenue was from installations for the residential market and approximately 13% of our revenue was from installations for the commercial and public works markets.

For the first three months of 2021 approximately 75% of our revenue was from installations for the commercial and public works markets and approximately 25% of our revenue was from installations for the residential market.

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

State and local directives, guidelines, and other restrictions, as well as consumer behavior, continue to impact our operations in the regions in which we operate, particularly California. During 2022 and 2021 we continued to serve customers. COVID-19 and the governmental directives materially disrupted the operations of the local and state governments by closing or restricting operations at city, county and state offices for design reviews, permitting projects, and inspections of projects. Utility companies have been unable to provide timely shutdowns, inspections and interconnection approvals. This disruption negatively impacts our ability to complete projects, generate revenue on projects in backlog and causes many customers to delay decisions on new projects.

Our revenue and gross profit for the first three months of 2022 were negatively impacted by governmental responses to the COVID-19 pandemic, which delayed pre-construction approvals and installation activity for our larger public works, agriculture and commercial projects by delaying approvals. Earlier governmental orders and social distancing guidelines slowed our sales process, as our customers avoided interacting with our sales and installation personnel and delayed buying decisions.

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

Although there is uncertainty around the continued impact and severity the COVID-19 pandemic has had, and will continue to have, on our operations, these developments and measures have negatively affected our business, including a negative impact on the supply chain upon which we rely on to operate. We will continue to manage the impact through appropriate operational measures.

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

Critical Accounting Estimates

We prepare our unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which requires management to make estimates and assumptions that affect the amounts of assets, liabilities, revenues and expenses recorded in our financial statements. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carry values of assets and liabilities that are not readily apparent from other sources.

These estimates may change as new events occur and additional information is obtained. Actual results may differ from these estimates under different assumptions and conditions.

There were no significant changes in our critical accounting estimates during the three months ended March 31, 2022 compared to those previously disclosed in “Critical Accounting Policies” and “Use of Estimates” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2022 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2021

REVENUE AND COST OF GOODS SOLD

For the three months ended March 31, 2022, revenue increased to $31,196 compared to $6,169 for the same quarter in the prior year. The increase in residential revenue is a result of the Solcius Acquisition in April 2021. Approximately 87% of revenue was from installations for the residential markets, or $26,999, compared to 25% of revenue, or $1,530 for the same quarter in the prior year. Commercial and public works revenue was approximately 13% of total revenue or $4,197 for the three months ended March 31, 2022 compared to 75% or $4,639 of revenue in the same period in the prior year.

Cost of goods sold for the three months ended March 31, 2022, was $17,164 compared to $6,078 reported for the three months ended March 31, 2021. The increase in cost of goods sold is primarily the result of increase in revenue compared to the prior period and the Solcius Acquisition.

Gross profit was $14,032 for the three months ended March 31, 2022 compared to $91 for the prior year period. The gross margin improved to 45.0% in the first quarter of 2022 compared to 1.5% in the first quarter 2021. The margin improvement is the result of the Solcius Acquisition combined with improved margin within the Commercial Solar Energy Segment in 2022. Prior year operating results were negatively impacted by COVID 19 and one time, project interconnection charges not required in the current year.

SELLING AND MARKETING EXPENSES

For the three months ended March 31, 2022, the Company’s selling and marketing expenses were $12,229 compared to $1,231 for the same three months in 2021. As a percentage of revenue, selling and marketing expenses were 39.2% of revenue in the first quarter of 2022 compared to 20.0% of revenue in the same period in 2021. The increased expenses were largely related to the Solcius Acquisition and additional marketing spend for dealer commissions, advertising and branding. The Solcius sales and marketing model focuses on lead generation and effective interaction with a network of authorized dealers and third-party sales organizations. During the quarter we continued to invest in sales and marketing to expand our lead generation efforts and improve brand awareness. Additionally, these investments are targeted at positively impacting our ability to grow our in-house sales capability for residential markets.

GENERAL AND ADMINISTRATIVE EXPENSES

Total G&A expenses of $7,437 for the three months ended March 31, 2022, increased compared to $3,452 for the same period in the prior year. The G&A expenses increased from the prior year primarily as a result of the Solcius Acquisition in April 2021 and corporate overhead compensation cost.

STOCK-BASED COMPENSATION EXPENSES

During the three months ended March 31, 2022 we incurred $1,284 in total non-cash stock-based compensation expense, compared to $151 for the prior year period. The year over year increase in stock-based compensation is the result of the Company expanding RSU and stock option grants as part of the compensation structure to a broader population of employees.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expense for the three months ended March 31, 2022, was $1,283, compared to $65 for the prior year period. Depreciation and amortization expenses increased as a result of the identified intangible assets related to the Solcius Acquisition. The intangible assets are being amortized over the estimated useful lives of the specific assets, which have useful lives ranging from nine months to ten years. The amortization expense from the April 2021 Solcius Acquisition for the first three months of 2022 was $1,046.

OTHER EXPENSE

Other expense was $6 for the three months ended March 31, 2022, compared to $5 for the same three months in 2021. Interest expense for the first three months of 2021 was $9 for the Paycheck Protection Program loan. The 2022 interest expense is related to the ROU finance leased assets.

NET LOSS

The net loss for the three months ended March 31, 2022 was $8,207, compared to a net loss of $4,813 for the three months ended March 31, 2021.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Capital Resources

We had $19,455 in unrestricted cash at March 31, 2022, as compared to $19,719 at December 31, 2021. We believe that our existing cash and cash equivalents is sufficient to meet our operating cash requirements and strategic objectives for growth for at least the next year. To satisfy our capital requirements, including acquisitions and ongoing operations, 12 months and longer into the future, we will likely seek to raise additional financing through debt and equity financings.

On January 27, 2021, the Company filed a Registration Statement on Form S-3 (File No. 333-252475) (the “Registration Statement”), with the SEC. The Registration Statement allows the Company to offer and sell, from time to time in one or more offerings, any combination of common stock, preferred stock, warrants, or units having an aggregate initial offering price not to exceed $100 million. The Registration Statement was declared effective by the SEC on February 3, 2021. From January 1, 2022 through the date of this filing we sold 3,541,087 shares with gross proceeds of approximately $10 million. Approximately $27 million of the $100 million total is available for future offerings pursuant to the Registration Statement.

As of March 31, 2022, our working capital surplus was $30,723 compared to a working capital surplus of $28,736 at December 31, 2021.

During the three months ended March 31, 2022, we used $7,801 of cash in operating activities compared to $5,425 used in operating activities for the prior year period. The cash used in operating activities was primarily the result of the current year net loss combined with investments in working capital to secure inventory to support growth and minimize the impacts of supply chain disruption.

Net cash used in investing activities totaled $168 for the three months ended March 31, 2022, for acquisition of vehicles and equipment. The cash used in investing activities for the same period in 2021 totaled $15 for minor equipment purchases.

Net cash provided by financing activities during the three months ended March 31, 2022 was $7,705. This increase was primarily due to net proceeds from sales of our common stock during the first three months of the current year.

Net cash provided by financing activities during the first three months of 2021 was $48,858. This was due entirely to net proceeds from the At the Market offerings

Off-Balance Sheet Arrangements

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal first quarter ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time, the Company is involved in routine litigation that arises in the ordinary course of business. There are no pending significant legal proceedings to which the Company is a party for which management believes the ultimate outcome would have a negative impact on the Company’s financial position.

ITEM 1A. RISK FACTORS

The disclosure below supplements our risk factors from those disclosed in Part I, Item 1A in the Form 10-K. These risks and uncertainties, along with those previously disclosed, could materially adversely affect our business or financial results

Rising inflation may adversely affect us by increasing costs of materials, labor and other costs beyond what we can recover through price increases.

Inflation may adversely affect us by increasing the costs of materials, subcontractor costs, labor and other costs required to service customers, manage and grow our business. In the current inflationary environment, depending on the terms of our construction contracts and other economic conditions, we may be unable to raise contract prices enough to keep up with the rate of inflation, which would reduce our profit margins on jobs. If we are unable to increase our contract prices to offset the effects of inflation, our business, results of operations and financial condition could be materially and adversely affected.

In addition, inflation is often accompanied by higher interest rates. The impact of COVID-19 may increase uncertainty in the global financial markets, as well as the possibility of high inflation and extended economic downturn, which could reduce our ability to incur debt or access capital and impact our results of operations and financial condition even after these conditions improve. Further, inflation and rising interest rates may reduce home purchases and the spending power of the consumer, thus deterring future customers from engaging our services.

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

In addition, the United States currently imposes antidumping and countervailing duties on certain imported crystalline silicon PV cells and modules from China and Taiwan. Such antidumping and countervailing duties can change over time pursuant to annual reviews conducted by the U.S. Department of Commerce, and a decline in duty rates could have an adverse impact on our operating results. In February 2022, Auxin Solar Inc., a U.S. producer of crystalline silicon PV products, petitioned the U.S. Department of Commerce (“USDOC”) to investigate alleged circumvention of antidumping and countervailing duties on Chinese imports by crystalline silicon PV cells and module imports assembled and completed in Cambodia, Malaysia, Thailand, and Vietnam. We cannot predict what actions USDOC will take with respect to that petition. Our operating results could be adversely impacted if USDOC declines to investigate or makes negative circumvention determinations. Conversely, affirmative circumvention determinations could positively impact our operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit No.	Description
31.1*	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
31.2*	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document.
101.SCH**	XBRL Taxonomy Extension Schema Document.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (embedded within the XBRL document)

*	Filed herewith.

**	Furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

#	Portions of this exhibit have been redacted in accordance with Item 601(b)(10) of Regulation S-K.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Provo, State of Utah, on May 16, 2022.

Sunworks, Inc.

Date: May 16, 2022	By:	/s/ Gaylon Morris
Gaylon Morris, Chief Executive Officer
(Principal Executive Officer)

Date: May 16, 2022	By:	/s/ Jason Bonfigt
Jason Bonfigt, Chief Financial Officer
(Principal Financial and Accounting Officer)

