Form 10-Q
period 2022-06-30
Sunworks, Inc.
filed 2022-08-09
CIK 1172631

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022.

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

Yes ☐ No ☒

The number of shares of registrant’s common stock outstanding as of August 9, 2022 was 32,940,656

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

The forward-looking statements included herein are based on current expectations of our management based on available information and involve a number of risks and uncertainties, all of which are difficult or impossible to predict accurately and many of which are beyond our control. As such, our actual results may differ significantly from those expressed in any forward-looking statements. Factors that might cause these differences in actual results include the risks and uncertainties discussed in Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021 (our Annual Report), and the additional risks described in other documents we file from time to time with the Securities and Exchange Commission (SEC). In light of the significant risks and uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by us or any other person that such results will be achieved, and readers are cautioned not to place undue reliance on such forward-looking information. Except as may be required by law, we disclaim any intent to revise the forward-looking statements contained herein to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

SUNWORKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2022 AND DECEMBER 31, 2021

(in thousands, except share and per share data)

	June 30, 2022	December 31, 2021
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$12,067	$19,719
Restricted cash	323	323
Accounts receivable, net	8,012	4,568
Inventory	18,822	10,219
Contract assets	19,637	14,498
Other current assets	4,748	4,154
Total Current Assets	63,609	53,481
Property and equipment, net	2,778	3,195
Finance lease right-of-use assets, net	1,488	1,407
Operating lease right-of-use assets	2,212	2,502
Deposits	139	132
Intangible assets, net	6,383	7,910
Goodwill	32,186	32,186
Total Assets	$108,795	$100,813

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable and accrued liabilities	$16,323	$11,127
Contract liabilities	19,417	12,201
Finance lease liability, current portion	440	424
Operating lease liability, current portion	967	993
Total Current Liabilities	37,147	24,745

Long-Term Liabilities:
Finance lease liability, net of current portion	618	542
Operating lease liability, net of current portion	1,245	1,509
Warranty liability	1,371	1,251
Total Long-Term Liabilities	3,234	3,302
Total Liabilities	40,381	28,047

Commitments and contingencies

Shareholders’ Equity:
Preferred stock, $0.001 par value, 5,000,000 authorized shares; no shares issued and outstanding	-	-
Common stock, $0.001 par value; 50,000,000 authorized shares; 32,934,822 and 29,193,772 shares issued and outstanding, at June 30, 2022 and December 31, 2021, respectively	33	29
Additional paid-in capital	199,433	187,997
Accumulated deficit	(131,052)	(115,260)
Total Shareholders’ Equity	68,414	72,766

Total Liabilities and Shareholders’ Equity	$108,795	$100,813

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUNWORKS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 and 2021

(in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021

Revenue, net	$36,397	$32,091	$67,593	$38,260

Cost of Goods Sold	19,532	16,953	36,697	23,031

Gross Profit	16,865	15,138	30,896	15,229

Operating Expenses:
Selling and marketing	14,318	10,165	26,548	11,396
General and administrative	8,525	6,738	15,961	10,190
Stock-based compensation	371	1,113	1,655	1,264
Depreciation and amortization	1,312	1,905	2,595	1,970

Total Operating Expenses	24,526	19,921	46,759	24,820

Operating Loss	(7,661)	(4,783)	(15,863)	(9,591)

Other Income (Expense)
Other income, net	51	2,886	53	2,890
Interest expense	(59)	(21)	(66)	(30)
Gain on disposal of property and equipment	178	51	178	51

Total Other Income, net	170	2,916	165	2,911

Loss before Income Taxes	(7,491)	(1,867)	(15,698)	(6,680)

Income Tax Expense	94	-	94	-

Net Loss	$(7,585)	$(1,867)	$(15,792)	$(6,680)

LOSS PER SHARE:
Basic	$(0.23)	$(0.07)	$(0.51)	$(0.26)
Diluted	$(0.23)	$(0.07)	$(0.51)	$(0.26)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
Basic	32,907,289	27,047,744	31,262,031	26,145,676
Diluted	32,907,289	27,047,744	31,262,031	26,145,676

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUNWORKS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED June 30, 2022 and 2021

(in thousands, except share data)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2021	29,193,772	$29	$187,997	$(115,260)	$72,766
Stock-based compensation	-	-	1,284	-	1,284
Issuance of common stock under terms of restricted stock grants	121,666	-	-	-	-
Sales of common stock pursuant to S-3 registration statement, net	2,757,830	3	7,811	-	7,814
Net loss for the three months ended March 31, 2022	-	-	-	(8,207)	(8,207)
Balance at March 31, 2022	32,073,268	32	197,092	(123,467)	73,657
Stock-based compensation	-	-	371	-	371
Issuance of common stock under terms of restricted stock grants	95,000	-	-	-	-
Tax withholdings related to net share settlements of equity awards	(16,703)	-	(34)	-	(34)
Sales of common stock pursuant to S-3 registration statement, net	783,257	1	2,004	-	2,005
Net loss for the three months ended June 30, 2022	-	-	-	(7,585)	(7,585)
Balance at June 30, 2022	32,934,822	$33	$199,433	$(131,052)	$68,414

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2020	23,835,258	$24	$122,668	$(88,635)	$34,057
Stock-based compensation for options	-	-	151	-	151
Sales of common stock pursuant to S-3 registration statement	3,212,486	3	48,855	-	48,858
Net loss for the three months ended March 31, 2021	-	-	-	(4,813)	(4,813)
Balance at March 31, 2021	27,047,744	27	171,674	(93,448)	78,253
Stock-based compensation for options	-	-	1,113	-	1,113
Net loss for the three months ended June 30, 2021	-	-	-	(1,867)	(1,867)
Balance at June 30, 2021	27,047,744	$27	$172,787	$(95,315)	$77,499

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUNWORKS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED June 30, 2022 and 2021

(in thousands)

	Six Months Ended
	June 30, 2022	June 30, 2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(15,792)	$(6,680)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	2,595	1,970
Amortization of right-of-use assets	536	484
Gain on sale of equipment	(178)	(51)
Paycheck Protection Program loan forgiveness	-	(2,881)
Stock-based compensation	1,655	1,264
Bad debt expense	225	188
Changes in Operating Assets and Liabilities, net of acquisition
Accounts receivable	(3,669)	(3,952)
Inventory	(8,603)	(1,961)
Deposits and other current assets	(601)	(782)
Contract assets	(5,139)	(91)
Accounts payable and accrued liabilities	5,196	1,635
Contract liabilities	7,216	1,378
Warranty liability	120	60
Operating lease liability	(536)	(484)
NET CASH USED IN OPERATING ACTIVITIES	(16,975)	(9,903)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Solcius LLC, net of cash acquired	-	(50,619)
Purchase of property and equipment	(439)	(429)
Proceeds from sale of equipment	197	61
NET CASH USED IN INVESTING ACTIVITIES	(242)	(50,987)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on finance lease liabilities	(220)	(99)
Proceeds from sale of common stock, net	9,819	48,858
Payments for taxes related to net share settlement of equity awards	(34)	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	9,565	48,759

NET CHANGE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(7,652)	(12,131)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH BEGINNING OF PERIOD	20,042	39,339
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, END OF PERIOD	$12,390	$27,208

Cash and cash equivalents	$12,067	$26,860
Restricted cash	323	348
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, END OF PERIOD	$12,390	$27,208

CASH PAID FOR:
Interest	$18	$11
Franchise and corporate excise taxes	$42	$-

SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS
Increase in operating right-of-use assets and liabilities due to lease modification	-	103
Right-of-use assets obtained in exchange for new finance lease liability	$338	87
Right-of-use assets obtained in exchange for new operating lease liability	$247	$481

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUNWORKS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(dollars in thousands, except share and per share data)

References herein to “we,” “us,” “Sunworks,” and “the Company” are to Sunworks, Inc. and its wholly owned subsidiaries, Sunworks United Inc. (“Sunworks United”), Commercial Solar Energy, Inc. (“CSE”), and Solcius LLC. (“Solcius”)

1. BASIS OF PRESENTATION

We provide photovoltaic (“PV”) and battery-based power and storage systems for the residential and commercial markets. Commercial projects include commercial, agricultural, industrial and public works projects. We operate in several residential and commercial markets including California, Utah, Nevada, Arizona, New Mexico, Texas, Colorado, Minnesota, Wisconsin, Massachusetts, Rhode Island, New York, Pennsylvania, New Jersey and South Carolina. Through our operating subsidiaries, we design, arrange financing, integrate, install, and manage systems ranging in size from 2kW (kilowatt) for residential projects to multi-MW (megawatt) systems for larger commercial and public works projects. Commercial installations have included installations at office buildings, manufacturing plants, warehouses, service stations, churches, and agricultural facilities such as farms, wineries, and dairies. Public works installations have included school districts, local municipalities, federal facilities and higher education institutions.

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

The Solcius Acquisition was consummated on April 8, 2021, pursuant to a Membership Interest Purchase Agreement, dated as of April 8, 2021 (the “Purchase Agreement”), by and between Buyer and Seller. The purchase price for Solcius consisted of $51,750 in cash, subject to post-closing adjustments related to working capital, cash, indebtedness and transaction expenses. The acquired assets and operating results of Solcius are included in these consolidated financial statements and footnotes since the date of acquisition through June 30, 2022 (see Note 3).

The accompanying unaudited condensed consolidated financial statements (“financial statements”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. The financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year December 31, 2021.

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

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Sunworks, Inc., and its wholly owned operating subsidiaries: Sunworks United Inc., Commercial Solar Energy, Inc. and Solcius LLC. All material intercompany transactions have been eliminated upon consolidation of these entities.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current presentation. The reclassifications impact historical segment reporting disclosures as historical corporate payroll costs were moved from the commercial operations segment to the corporate segment for enhanced reporting disclosures.

Segment Reporting

We currently operate in three segments based upon our organizational structure and the way in which our operations are managed and evaluated. Our largest segment is Residential Solar which are projects smaller in size and shorter in duration. Our second operating segment is Commercial Solar Energy which includes projects that are commonly larger in size and longer in duration serving commercial, industrial, agricultural and public works customers. Our third segment is the Corporate, which is responsible for general company oversight and management. Disaggregating the corporate costs from the residential and commercial operations simplifies the performance evaluation of the Residential Solar and Commercial Solar Energy segments.

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

Changes in estimates for commercial projects occur for a variety of reasons, including, but not limited to (i) construction plan accelerations or delays, (ii) product cost forecast changes, (iii) change orders, or (iv) changes in other information used to estimate costs. Changes in estimates may have a material effect in the Company’s condensed consolidated statements of operations. The table below outlines the impact on revenue of net changes in estimated transaction prices and input costs for systems related sales contracts (both increases and decreases) for the three and six months ended June 30, 2022 and 2021 as well as the number of projects that comprise such changes. For purposes of the following table, only projects with changes in estimates that have an impact on revenue and or cost of at least $100, calculated on a quarterly basis during the periods, are presented. Also included in the table is the net change in estimate as a percentage of the aggregate revenue for such projects.

	Three Months Ended		Six Months Ended
(In thousands, except number of projects)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Increase in revenue from net changes in transaction prices	$-	$106	$475	$115
Increase (decrease) in revenue from net changes in input cost estimates	-	35	(487)	38
Net increase in revenue from net changes in estimates	$-	$141	$(12)	$153

Number of projects	-	3	3	5

Net change in estimate as a percentage of aggregate revenue for associated projects	0.0%	14.2%	(0.2)%	4.1%

Contract Assets and Liabilities

Contract assets consist of (i) the earned, but unbilled, portion of a project for which payment is deferred by the customer until certain contractual milestones are met; (ii) direct costs, including commissions, installation labor related costs and permitting fees paid prior to recording revenue, and (iii) unbilled receivables which represent revenue that has been recognized in advance of billing the customer, which is common for larger construction contracts. Contract liabilities consist of deferred revenue, customer deposits and customer advances, which represent consideration received from a customer prior to transferring control of goods or services to the customer under the terms of a contract. Total contract assets and contract liabilities balances as of the respective dates are as follows:

	As of
(In thousands)	June 30, 2022	December 31, 2021
Contract Assets	$19,637	$14,498
Contract Liabilities	19,417	12,201

During the three and six months ended June 30, 2022, the Company recognized revenue of $4,187 and $6,863, respectively, that was included in contract liabilities as of December 31, 2021. Pre-Solcius acquisition, the Commercial Solar Energy segment for the three and six months ended June 30, 2021 recognized revenue of $2,382 and $3,852, respectively, that was included in contract liabilities as of December 31, 2020.

The following table represents the average percentage of completion as of June 30, 2022 for EPC projects that the Company is constructing. The Company expects to recognize $36,091 of revenue upon transfer of control of the projects.

Project	Revenue Category	Expected Years Revenue Recognition Will Be Completed	Average Percentage of Revenue Recognized
Various Projects	EPC services	2022 - 2023	40.1%

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

A net loss causes all outstanding common stock options and unvested restricted stock units (“RSUs”) to be anti-dilutive. As a result, the basic and diluted losses per common share are the same for the three and six months ended June 30, 2022 and 2021, respectively.

As of June 30, 2022, the potentially dilutive securities that have been excluded from the computations of weighted average shares outstanding include 276,720 stock options and 1,109,581 unvested RSUs.

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

New Accounting Pronouncements

Management reviewed currently issued pronouncements during the six months ended June 30, 2022, and believes that any recently issued, but not yet effective, accounting standards, if currently adopted, would not have a material effect on the accompanying condensed consolidated financial statements.

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

During the three and six months ended June 30, 2022, we recorded no transaction costs related to the Solcius Acquisition. During the three and six months ended June 30, 2021, we recorded transaction costs of $40 and $750 related to the Solcius Acquisition, respectively. These expenses were accounted for separately from the net assets acquired and were included in general and administrative expense for the three months and six months ended June 30, 2021.

We conducted an assessment of the net assets acquired and recognized amounts for identifiable assets acquired and liabilities assumed at their estimated acquisition date fair values and concluded that no additional adjustment to the purchase price allocation or accounting was required from the original purchase accounting.

Pro Forma Information (Unaudited)

The results of operations for the Solcius Acquisition since the April 8, 2021 closing date have been included in our consolidated financial statements. The following unaudited pro forma financial information represents a summary of the condensed consolidated results of operations for three and six months ended June 30, 2022 and 2021, assuming the Solcius Acquisition had been completed as of January 1, 2020. The pro forma financial information includes certain non-recurring pro forma adjustments that were directly attributable to the business combination. The proforma adjustments include the elimination of Solcius Acquisition transaction expenses totaling $750 incurred in the six months of 2021, and adjustments to recognize amortization of intangible assets, retention stock-based compensation programs and retention bonus accruals in 2022 and 2021. The retention bonus expense is recognized over the first year following the Solcius Acquisition. The pro forma financial information is not necessarily indicative of the results of operations that would have been achieved if the Solcius Acquisition had been effective as of these dates, or of future results.

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021

Revenue, net	$36,397	$33,532	$67,593	$64,344

Net Loss	$(7,151)	$(282)	$(13,971)	$(4,414)

4. REVENUE FROM CONTRACTS WITH CUSTOMERS

The following table represents a disaggregation of revenue by customer type from contracts with customers for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Commercial	$2,756	$6,221	$5,545	$9,216
Public Works	478	940	1,886	2,584
Residential	33,163	24,930	60,162	26,460
Total	$36,397	$32,091	$67,593	$38,260

5. OPERATING SEGMENTS

Beginning in 2022, the Company assessed its operating segment disclosure based on ASC 280, Segment Reporting guidance. As a result, the following segments were established: Residential Solar, Commercial Solar Energy, and Corporate.

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

Commercial Solar

Through our Commercial Solar Energy subsidiary, we design, arrange financing, integrate, install, and manage systems ranging in size from 50kW (kilowatt) to multi-MW (megawatt) systems primarily for larger commercial and public works projects. Commercial installations have included installations at office buildings, manufacturing plants, warehouses, service stations, churches, and agricultural facilities such as farms, wineries, and dairies. Public works installations have included school districts, local municipalities, federal facilities and higher education institutions. Historically, the Commercial Solar Energy subsidiary participated in the California Residential solar market.  Following the Solcius Acquisition, all new residential sales are managed under the Solcius brand.  Due to materiality, the Company will continue to report the remaining backlog of Residential projects in the Commercial Solar Energy segment, which is expected to be fulfilled within the next year. Commercial Solar Energy primarily operates in California.

Segment net revenue, segment operating expenses and segment contribution (loss) information consisted of the following for the three months and six months ended June 30, 2022.

	Three Months Ended June 30, 2022
	Residential Solar	Commercial Solar	Corporate	Total
Net revenue	$32,516	$3,881	$-	$36,397
Cost of sales	16,279	3,253	-	19,532
Gross profit	16,237	628		16,865

Operating expenses
Selling and marketing	13,225	870	223	14,318
General and administrative	5,000	1,676	1,849	8,525
Segment loss	(1,988)	(1,918)	(2,072)	(5,978)

Stock-based compensation	16	35	320	371
Depreciation and amortization	1,265	47	-	1,312
Operating loss	$(3,269)	$(2,000)	$(2,392)	$(7,661)

	Six Months Ended June 30, 2022
	Residential Solar	Commercial Solar	Corporate	Total
Net revenue	$58,911	$8,682	$-	$67,593
Cost of sales	29,473	7,224	-	36,697
Gross profit	29,438	1,458		30,896

Operating expenses
Selling and marketing	24,357	1,721	470	26,548
General and administrative	9,397	3,142	3,422	15,961
Segment loss	(4,316)	(3,405)	(3,892)	(11,613)

Stock-based compensation	721	70	864	1,655
Depreciation and amortization	2,506	89	-	2,595
Operating loss	$(7,543)	$(3,564)	$(4,756)	$(15,863)

6. RIGHT-OF-USE OPERATING LEASES

The Company has right-of-use (“ROU”) operating leases for offices, warehouses, vehicles, and office equipment. The Company’s leases have remaining lease terms of 1 year to 5 years, some of which include options to extend.

The Company’s operating lease expense for the three and six months ended June 30, 2022 amounted to $384 and $811, respectively. The Company’s operating lease expense for the three and six months ended June 30, 2021 amounted to $444 and $758, respectively. Operating lease payments, which reduced operating cash flows for the three and six months ended June 30, 2022 amounted to $384 and $811, respectively. The difference between the ROU asset amortization of $536 and the associated lease expense of $811 consists of short-term leases excluded from the ROU asset calculation, basic operating lease expenses included in the lease expense for property and sales taxes, triple net and common area charges for facilities and other equipment and vehicle lease related charges.

Supplemental balance sheet information related to leases is as follows:

June 30, 2022
(in thousands)
Operating lease right-of-use assets	$2,212

Operating lease liabilities—short term	967
Operating lease liabilities—long term	1,245
Total operating lease liabilities	$2,212

As of June 30, 2022, the weighted average remaining lease term was 3.2 years and the weighted average discount rate for the Company’s leases was 3.2%.

Minimum payments for the operating leases are as follows:

Operating Leases
(in thousands)
Remainder of 2022	$542
2023	806
2024	353
2025	306
2026	280
Thereafter	-
Total lease payments	$2,287
Less: imputed interest	75
Total	$2,212

7. RIGHT-OF-USE FINANCE LEASES

The Company has finance leases for vehicles. The Company’s finance leases have remaining lease terms of 1 year to 4 years.

Supplemental balance sheet information related to finance leases is as follows:

June 30, 2022
(in thousands)
Finance lease right-of-use asset cost	$2,248
Finance lease right-of-use accumulated amortization	(760)
Finance lease right of use asset, net	$1,488

Finance lease obligation—short term	$440
Finance lease obligation—long term	618
Total finance lease obligation	$1,058

As of June 30, 2022, the weighted average remaining lease term was 2.7 years and the weighted average discount rate for the Company’s leases was 4.5%.

Minimum finance lease payments for the remaining lease terms are as follows:

June 30, 2022
(in thousands)
Remainder of 2022	$275
2023	364
2024	232
2025	202
2026	56
Thereafter	-
Total lease payments	$1,129
Less: imputed interest	71
Total	$1,058

8. INTANGIBLE ASSETS, NET

The Company’s intangible assets at June 30, 2022 consist of the following:

	Amortization periods	Cost	Accumulated amortization	Net carrying value
Trademarks	10 Years	$5,200	$(650)	$4,550
Backlog of projects	9 Months	2,000	(2,000)	-
Covenant not-to-compete	3 Years	2,400	(1,000)	1,400
Software (included in property and equipment)	3 Years	3,400	(1,416)	1,984
Dealer relationships	18 Months	2,600	(2,167)	433
		$15,600	$(7,233)	$8,367

Intangible assets are stated at their original estimated value at the date of acquisition. The amortization of intangible assets commences upon acquisition. The intangible assets are being amortized using the straight-line method over the intangible asset’s estimated useful life:

Amortization expenses for intangible assets for the three months ended June 30, 2022 was as follows:

	For the	For the
	Three Months Ended	Six Months ended
	June 30, 2022	June 30, 2022
Trademarks	$130	$260
Covenant not-to-compete	200	400
Software	283	567
Dealer relationships	434	866
	$1,047	$2,093

Estimated future amortization expense for the Company’s intangible assets as of June 30, 2022 is as follows:

Years ending December 31,
Remainder of 2022	$1,660
2023	$2,453
2024	$1,004
2025	$520
2026	$520
Thereafter	$2,210

Depreciation and amortization expense on property and equipment and intangible assets for the three and six months ended June 30, 2022 was $1,312 and $2,595, respectively. Depreciation and amortization expense on property and equipment and intangible assets for the three and six months ended June 30, 2021 was $1,905 and $1,970, respectively.

9. PAYCHECK PROTECTION PROGRAM LOAN PAYABLE

On April 28, 2020, the Company’s operating subsidiary, Sunworks United, Inc., received a loan under the Paycheck Protection Program (“PPP”), which was established by the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), of $2,847. As modified by the subsequent PPP Flexibility Act of 2020, proceeds from the loan were used to cover documented expenses related to payroll, rent and utilities, during the 24-week period after the cash was received by the Company. The 24-week period ended on October 12, 2020. The loan was accounted for as a financial liability in accordance with FASB ASC 470 until June 29, 2021, when the $2,847 loan was fully forgiven, together with $34 of accrued interest. As a result, the Company recorded a gain on extinguishment of the debt which is included in other income on the condensed consolidated statements of operations for the three and six months ended June 30, 2021.

10. CAPITAL STOCK

Roth and Northland 2022 Sales Agreement At The Market Offering

On June 8, 2022, Sunworks, Inc. (the “Company”) entered into a Sales Agreement (the “Sales Agreement”) with Roth Capital Partners, LLC and Northland Securities, Inc. (each an “Agent” and collectively, the “Agents”), pursuant to which the Company may offer and sell from time to time up to an aggregate of $26,800 of shares of the Company’s common stock, par value $0.001 per share (the “June 2022 Placement Shares”), through the Agents. On June 8, 2022, the Company filed a prospectus supplement with the SEC that covers the sale of June 2022 Placement Shares to be sold under the Sales Agreement in an aggregate amount of $26,800 (the “Prospectus Supplement”).

The June 2022 Placement Shares have been registered under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to the Registration Statement on Form S-3 (File No. 333-252475) (the “2021 Registration Statement”), which was originally filed with the Securities and Exchange Commission (“SEC”) on January 27, 2021 and declared effective by the SEC on February 3, 2021, the base prospectus contained within the 2021 Registration Statement, and the Prospectus Supplement. The June 2022 Placement Shares may be sold by the Company in “at the market offerings,” as defined in Rule 415 promulgated under the Securities Act, through the Agents.

Registration Statement

On June 1, 2022, the Company filed a Registration Statement on Form S-3 (File No. 333-265336) (the “2022 Registration Statement”) with the SEC. The 2022 Registration Statement allows the Company to offer and sell, from time to time in one or more offerings, any combination of common stock, preferred stock, warrants, or units having an aggregate initial offering price not to exceed $75,000. The 2022 Registration Statement was declared effective by the SEC on August 5, 2022.

Roth Sales 2022 Agreement At The Market Offering

On February 10, 2021, the Company entered into a Sales Agreement (the “Roth Sales Agreement”) with Roth Capital Partners, LLC (the “Agent RCP”), pursuant to which the Company could offer and sell from time to time, through the Agent RCP, shares of the Company’s common stock, registered under the Securities Act, pursuant to the Registration Statement.

On October 21, 2021, the Company filed a prospectus supplement with the SEC, pursuant to which the Company could offer and sell from time to time, through the Agent RCP, up to $25,000 of shares of the Company’s common stock, registered under the Securities Act, pursuant to the 2021 Registration Statement in “at the market offerings,” as defined in Rule 415 promulgated under the Securities Act.

During the first quarter of 2022, 2,757,830 shares of common stock were sold under the Roth Sales Agreement. Total gross proceeds from the sales were $7,974 at an average sale price of $2.89 per share. Net proceeds after brokerage costs, professional, registration and other fees were $7,814 or $2.83 per share.

During the second quarter of 2022, 783,257 shares of common stock were sold under the Roth Sales Agreement. Total gross proceeds for the sales were $2,080 on an average sale price of $2.66 per share. Net proceeds after brokerage costs, professional, registration and other fees were $2,005 or $2.56 per share.

In connection with the filing of the Prospectus Supplement for June 2022 Placement Shares, the Roth Sales Agreement and the related prospectus supplement was terminated.

11. STOCK-BASED COMPENSATION

Options

As of June 30, 2022, the Company has incentive stock options and non-qualified stock options outstanding to purchase 276,720 shares of common stock, per the terms set forth in the option agreements. The stock options vest at various times and are exercisable for a period of five years from the date of grant at exercise prices ranging from $2.52 to $12.15 per share, the market value of the Company’s common stock on the date of each grant. The Company determined the fair market value of these options by using the Black Scholes option valuation model. Option forfeitures are accounted for as they occur.

A summary of the Company’s stock option activity and related information follows:

	June 30, 2022
		Weighted
	Number	Average
	of	Exercise
	Options	Price
Outstanding, at December 31, 2021	290,684	$11.65
Granted	-	-
Exercised	-	-
Forfeited	(8,251)	8.38
Expired	(5,713)	10.50
Outstanding and expected to vest as of June 30, 2022	276,720	$11.77
Exercisable at June 30, 2022	276,039	$11.80
Weighted average fair value of options granted during period		$-

The following summarizes the options to purchase shares of the Company’s common stock which were outstanding at June 30, 2022:

			Weighted
			Average
			Remaining
Exercisable	Stock Options	Stock Options	Contractual
Prices	Outstanding	Exercisable	Life (years)
$8.68	7,142	7,142	0.87
$7.63	2,142	2,142	0.92
$3.07	3,071	2,986	2.13
$2.52	4,365	3,769	2.26
$12.15	260,000	260,000	3.79
	276,720	276,039

Aggregate intrinsic value of options outstanding and exercisable at June 30, 2022, and December 31, 2021 was $0 and $2, respectively. Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the fiscal period, which was $1.58 and $3.07 as of June 30, 2022 and December 31, 2021, respectively, and the exercise price multiplied by the number of options outstanding.

The Company recorded stock-based compensation expense for stock options of $2 and $673 for the three and six months ended June 30, 2022, respectively. The Company recorded stock-based compensation expense for stock options of $738 and $750 for the three and six months ended June 30, 2021, respectively.

Restricted Stock Units

The following table summarizes the Company’s restricted stock unit activity during the six months ended June 30, 2022:

	June 30, 2022
		Weighted Average
	Number Of Shares	Grant Date Value per Share
Unvested, beginning December 31, 2021	1,185,889	$5.11
Granted	167,208	$2.44
Vested	(206,666)	$9.69
Forfeited	(36,850)	$3.35
Unvested at the end of June 30, 2022	1,109,581	$3.91

The Company recorded RSU compensation expense for RSUs of $369 and $982 for the three and six months ended June 30, 2022, respectively. The Company recorded RSU compensation expense of $375 and $514 for the three and six months ended June 30, 2021, respectively.

11. COMMITMENTS AND CONTINGENCIES

Litigation

From time to time, the Company is involved in routine litigation that arises in the ordinary course of business. There are no pending significant legal proceedings to which the Company is a party for which management believes the ultimate outcome would have a negative impact on the Company’s financial position.

12. SUBSEQUENT EVENTS

The 2022 Registration Statement for $75,000 was declared effective by the SEC on August 5, 2022. No shares have been sold under the 2022 Registration Statement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements and related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q (this Quarterly Report) and the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2021 (our Annual Report). This section contains forward-looking statements that are based on our current expectations and reflect our plans, estimates, and anticipated future financial performance. These statements involve numerous risks and uncertainties. Our actual results may differ materially from those expressed or implied by these forward-looking statements as a result of many factors, including those set forth in the sections entitled “Risk Factors” in Item 1A of our Annual Report and Part II, Item 1A of our Quarterly Report for the quarter ended March 31, 2022, and “Cautionary Note Regarding Forward-Looking Statements” included in this Quarterly Report.

Unless otherwise noted, (1) “Sunworks” refers to Sunworks, Inc., (2) “Company,” “we,” “us,” and “our,” refer to the ongoing business operations of Sunworks, Inc., and its wholly owned operating subsidiaries, Sunworks United Inc., Commercial Solar Energy, Inc. and Solcius LLC. All material intercompany transactions have been eliminated upon consolidation of these entities.

All amounts presented in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, unless otherwise noted, are expressed in thousands of U.S. dollars, except share and per share amounts and unless otherwise noted.

The financial and operating results for the three and six months ended June 30, 2022, include the operating results of Solcius acquired on April 8, 2021, with only a partial contribution for the three and six months ended June 30, 2021.

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

The Solcius Acquisition was consummated on April 8, 2021, pursuant to a Membership Interest Purchase Agreement, dated as of April 8, 2021 (the “Purchase Agreement”), by and between Buyer and Seller. The purchase price for Solcius consisted of $51.75 million in cash.

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

Commercial Solar

Through our Commercial Solar Energy operating subsidiary, we design, arrange financing, integrate, install, and manage systems ranging in size from 2kW (kilowatt) for residential projects to multi-MW (megawatt) systems for larger commercial and public works projects. Commercial installations have included installations at office buildings, manufacturing plants, warehouses, service stations, churches, and agricultural facilities such as farms, wineries, and dairies. Public works installations have included school districts, local municipalities, federal facilities and higher education institutions. Commercial Solar primarily operates primarily in California.

For the second quarter of 2022, approximately 91% of our revenue was from installations for the residential market and approximately 9% of our revenue was from installations for the commercial and public works markets.

For the second quarter of 2021 approximately 78% of our revenue was from installations for the residential market and approximately 22% of our revenue was from installations for the commercial and public works markets. Solcius revenue was only included from its acquisition date of April 8, 2021 through the end of the second quarter of 2021.

Orders and Backlog

For the quarter ended June 30, 2022, the combined backlog of the Company increased from $63,000 to $96,000, driven by growth in both the Residential Solar and Commercial Solar segments.

Residential Solar segment new originations increased 37% quarter over quarter, driven by increased volume in the Company’s existing markets. While originations increased across all sales channels, originations from the direct salesforce increased 74% quarter over quarter. At the end of the period, our direct salesforce represented 23% of new originations, up from 2% in the comparable prior year quarter.

Commercial Solar Segment orders were $24,000 during the quarter, a result of the Company’s recent leadership changes and strengthening demand for commercial and public works solar projects. Orders during the quarter were more than double the amount of orders received for the full year in 2021.

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

Our revenue and gross profit for the first six months of 2022 were negatively impacted by governmental responses to the COVID-19 pandemic, which delayed pre-construction approvals and installation activity for our larger public works, agriculture and commercial projects by delaying approvals. Earlier governmental orders and social distancing guidelines slowed our sales process, as our customers avoided interacting with our sales and installation personnel and delayed buying decisions.

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

Although there is uncertainty around the continued impact and severity the COVID-19 pandemic has had, and will continue to have, on our operations, these developments and measures have negatively affected our business, including a negative impact on the supply chain upon which we rely on to operate. We will continue to attempt to mitigate the impact through appropriate operational measures.

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

There were no significant changes in our critical accounting estimates during the three and six months ended June 30, 2022 compared to those previously disclosed in “Critical Accounting Policies” and “Use of Estimates” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2022 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2021

REVENUE AND COST OF GOODS SOLD

For the three months ended June 30, 2022, revenue increased to $36,397 compared to $32,091 for the same quarter in the prior year. Approximately 91% of revenue was from installations for the residential markets, or $33,163, compared to 78% of revenue, or $24,930, for the same quarter in the prior year. The increase in residential revenue is a result of organic growth and the inclusion of the Residential Solar segment (Solcius) revenue for the entire quarter compared to 2021. Within the Residential Solar segment, Revenue from the direct salesforce accounted for $4,400, or 14%, compared to approximately 5% in the prior year. Commercial and public works revenue was approximately 9% of total revenue or $3,234, for the three months ended June 30, 2022 compared to 22%, or $7,161 of revenue in the same period in the prior year. The reduction is primarily driven by lower new orders in the preceding quarters.

Cost of goods sold for the three months ended June 30, 2022, was $19,532, compared to $16,953 reported for the three months ended June 30, 2021. The increase in cost of goods sold is primarily the result of increase in revenue compared to the prior period and inflationary pressures on material and labor costs.

Gross profit was $16,865 for the three months ended June 30, 2022, compared to $15,138 for the prior year period. The gross margin declined to 46.3% in the second quarter of 2022, compared to 47.2% in the second quarter 2021. The margin percentage decrease is the result of inflationary pressures on materials and labor.

SELLING AND MARKETING EXPENSES

For the three months ended June 30, 2022, our selling and marketing expenses were $14,318, compared to $10,165 for the same three months in 2021. As a percentage of revenue, selling and marketing expenses were 39.3% of revenue in the second quarter of 2022, compared to 31.7% of revenue in the same period in 2021. The increased expenses were largely related to additional marketing spend for dealer commissions and investment in the residential direct salesforce.

GENERAL AND ADMINISTRATIVE EXPENSES

Total G&A expenses of $8,525 for the three months ended June 30, 2022, increased, compared to $6,738 for the same period in the prior year. The G&A expenses increased from the prior year partially as a result of Solcius G&A costs being included for the full quarter of 2022 compared to a partial quarter in 2021. There were also cost increases in salaries, wages, benefits together with increases in business insurance expenses compared to the prior year quarter.

STOCK-BASED COMPENSATION EXPENSE

During the three months ended June 30, 2022, we incurred $371 in total non-cash stock-based compensation expense, compared to $1,113 for the prior year period. The year over year decrease in stock-based compensation is the result of the vesting of the Solcius acquisition related RSUs and stock options in April 2022. Partially offsetting the reduction in stock-based compensation expense, is the non-cash expenses for expanding RSU grants as part of the compensation structure to a broader population of employees.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expense for the three months ended June 30, 2022, was $1,312, compared to $1,905 for the prior year period. Depreciation and amortization expenses decreased as a result of the identified intangible asset for the acquired order backlog related to the Solcius Acquisition having been fully amortized within the first nine months of the transaction. The intangible assets are being amortized over the estimated useful lives of the specific assets, which have original useful lives ranging from nine months to ten years.

OTHER INCOME (EXPENSE)

Other income was $170 for the three months ended June 30, 2022, compared to $2,916 for the same three months in 2021. The entire PPP loan of $2,847 plus accrued interest of $34 was forgiven and recognized as other income during the second quarter of 2021. A gain of $178 was recognized on the sale of surplus equipment. Interest expense for the second quarter of 2022 was $59 compared to $21 for the same quarter in 2021. The 2022 interest expense is related to the ROU finance leased assets and a reserve for amounts due as a result of an ongoing sales tax audit.

INCOME TAX EXPENSE

Income tax expense is a provision for Texas Margin Tax on our acquired Texas based operations as a result of the Solcius acquisition in April 2021.

NET LOSS

The net loss for the three months ended June 30, 2022 was $7,585, compared to a net loss of $1,867 for the three months ended June 30, 2021.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2022 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2021

REVENUE AND COST OF GOODS SOLD

For the six months ended June 30, 2022, revenue increased to $67,593 compared to $38,260 for the six months ended June 30, 2021. Approximately 89% of revenue in the first six months of 2022 was from installations for the residential markets at $60,162, compared to 69% of revenue or $26,460, for the same period in the prior year. Residential Solar segment revenue increased as a result of the full period inclusion of the Solcius Acquisition, which was acquired in April 2021 and the expansion of our direct salesforce. Commercial Solar Energy segment revenue was 11% of total revenue, or $7,431, for the first six months of 2022, compared to 31%, or $11,800, of revenue in the same period of the prior year. The reduction was primarily driven by lower new orders in the preceding quarters.

Cost of goods sold for the six months ended June 30, 2022, was $36,697, or 54.3% of revenue, compared to $23,031, or 60.2% of revenue, reported for the six months ended June 30, 2021.

Gross profit was $30,896 for the six months ended June 30, 2022. This compares to $15,229 of gross profit for the same period of the prior year. Gross margin improved to 45.7% in the first six months of 2022 compared to 39.8% in the same six-month period of 2021. The gross margin improvement is predominantly driven by a mix of higher margin residential revenue, partially offset by inflationary pressures on materials and labor.

Revenue and gross profit in the six months ended June 30, 2022, were positively impacted by the Solcius acquisition. In contrast, the prior year Solcius results were only included from the April 8, 2021 acquisition date through the end of the second quarter.

SELLING AND MARKETING EXPENSES

For the six months ended June 30, 2022, our selling and marketing expenses were $26,548, compared to $11,396 for the six months ended June 30, 2021. As a percentage of revenue, selling and marketing expenses were 39.3% of the first six months revenue in 2022, compared to 29.8% of revenue in the same period of 2021. Selling and marketing expenses increased as a result of higher residential revenue, as the residential business model focuses on lead generation and effective interaction with third-party sales organizations.

GENERAL AND ADMINISTRATIVE EXPENSES (G&A)

Total G&A expenses of $15,961 for the six months ended June 30, 2022, increased, compared to $10,190 for the six months ended June 30, 2021. The G&A expenses increased from the prior year six-month period as a result of the Solcius acquisition in April 2021 and increases in corporate overhead expenses.

STOCK-BASED COMPENSATION EXPENSE

During the six months ended June 30, 2022, we incurred $1,655 in total non-cash stock-based compensation expense, compared to $1,264 for the same period in the prior year. The year over year increase in stock-based compensation is the result of the Company expanding its RSU grants as part of the compensation structure to a broader population of employees.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expense for the six months ended June 30, 2022, was $2,595, compared to $1,970 for the same period in the prior year. Depreciation and amortization expenses increased as a result of the $15,600 of identified intangible assets of Solcius being amortized within the first nine months since acquisition. The total $15,600 balance of intangible assets is being amortized over the estimated useful lives of the specific assets. The estimated useful lives range from nine months to ten years. The amortization expense from the April 2021 Solcius acquisition for the six months ended June 30, 2022 was $2,093.

OTHER INCOME (EXPENSE)

Other income was $165 for the six months ended June 30, 2022, compared to $2,911 for the same six months in 2021. Other income in 2022 was the result of equipment sales most of which was fully depreciated. Other income in the prior six month period income is primarily the result of the June 2021 forgiveness of the Paycheck Protection Program loan of $2,847 and $34 of accrued loan interest. Interest expense is primarily for interest on finance leases and sales taxes liability. Interest expense for the first six months of 2022, was $66, compared to $30 during the first six months of 2021.

INCOME TAX EXPENSE

Income tax expense is a provision for Texas Margin Tax on our acquired Texas based operations as a result of the Solcius acquisition in April 2021.

NET LOSS

The net loss for the six months ended June 30, 2022 was $15,792. The net loss for the six months ended June 30, 2021 was $6,680.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Capital Resources

We had $12,067 in unrestricted cash at June 30, 2022, as compared to $19,719 at December 31, 2021. We believe that our existing cash and cash equivalents is sufficient to meet our operating cash requirements and strategic objectives for growth for at least the next year. To satisfy our capital requirements, including acquisitions and ongoing operations, 12 months and longer into the future, we will likely seek to raise additional financing through debt and equity financings.

On January 27, 2021, the Company filed a Registration Statement on Form S-3 (File No. 333-252475) (the “Registration Statement”), with the SEC. The Registration Statement allows the Company to offer and sell, from time to time in one or more offerings, any combination of common stock, preferred stock, warrants, or units having an aggregate initial offering price not to exceed $100,000. The Registration Statement was declared effective by the SEC on February 3, 2021. From January 1, 2022 through the date of this filing we sold 3,541,087 shares with gross proceeds of approximately $10 million. Approximately $26.9 million of the $100 million total is available for future offerings pursuant to the Registration Statement.

On June 1, 2022, the Company filed a Registration Statement on Form S-3 (File No. 333-265336) (the “2022 Registration Statement”), with the SEC. The 2022 Registration Statement allows the Company to offer and sell, from time to time in one or more offerings, any combination of common stock, preferred stock, warrants, or units having an aggregate initial offering price not to exceed $75,000. The 2022 Registration Statement was declared effective by the SEC on August 5, 2022. No shares have been sold under the 2022 Registration Statement.

As of June 30, 2022, our working capital surplus was $26,496, compared to a working capital surplus of $28,736 at December 31, 2021.

During the six months ended June 30, 2022, we used $16,975 of cash in operating activities, compared to $9,903 used in operating activities for the prior year period. The cash used in operating activities was primarily the result of the current year net loss combined with investments in working capital to secure inventory to support growth and minimize the impacts of supply chain disruption.

Net cash used in investing activities totaled $242 for the six months ended June 30, 2022, for acquisition of vehicles and equipment. The cash used in investing activities for the same period in 2021 totaled $50,987 as a result of the purchase of Solcius LLC, which required net cash of $50,619, and the purchase of vehicles, property and equipment.

Net cash provided by financing activities during the six months ended June 30, 2022, was $9,565 primarily due to net proceeds from sales of our common stock during the first six months of the current year.

Net cash provided by financing activities during the first six months of 2021 was $48,759. Net cash was provided primarily by financing activities includes the net proceeds of $48,858 from the sales of our common stock.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal second quarter ended June 30, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Provo, State of Utah, on August 9, 2022.

Sunworks, Inc.

Date: August 9, 2022	By:	/s/ Gaylon Morris
Gaylon Morris, Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2022	By:	/s/ Jason Bonfigt
Jason Bonfigt, Chief Financial Officer
(Principal Financial and Accounting Officer)

