Form 10-Q
period 2022-09-30
Sunworks, Inc.
filed 2022-11-08
CIK 1172631

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022.

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

Yes ☐ No ☒

The number of shares of registrant’s common stock outstanding as of November 8, 2022 was 35,187,898.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and we intend that such forward-looking statements be subject to the safe harbors created thereby. For this purpose, any statements contained in this Quarterly Report except for statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue” or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. In addition, any statements that refer to projections of our future financial performance, trends in our businesses, or other characterizations of future events or circumstances are forward-looking statements.

The forward-looking statements included herein are based on current expectations of our management based on available information and involve a number of risks and uncertainties, all of which are difficult or impossible to predict accurately and many of which are beyond our control. As such, our actual results may differ significantly from those expressed in any forward-looking statements. Factors that might cause these differences in actual results include the risks and uncertainties discussed in Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021 (our “Annual Report”), and the additional risks described in other documents we file from time to time with the Securities and Exchange Commission (SEC). In light of the significant risks and uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by us or any other person that such results will be achieved, and readers are cautioned not to place undue reliance on such forward-looking information. Except as may be required by law, we disclaim any intent to revise the forward-looking statements contained herein to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

SUNWORKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2022 AND DECEMBER 31, 2021

(in thousands, except share data)

	September 30, 2022	December 31, 2021
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$14,273	$19,719
Restricted cash	248	323
Accounts receivable, net	7,633	4,568
Inventory	26,927	10,219
Contract assets	24,722	14,498
Other current assets	3,278	4,154
Total Current Assets	77,081	53,481
Property and equipment, net	2,494	3,195
Finance lease right-of-use assets, net	1,888	1,407
Operating lease right-of-use assets	1,937	2,502
Deposits	162	132
Intangible assets, net	5,620	7,910
Goodwill	32,186	32,186
Total Assets	$121,368	$100,813

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable and accrued liabilities	$19,160	$11,127
Contract liabilities	26,695	12,201
Finance lease liability, current portion	491	424
Operating lease liability, current portion	905	993
Total Current Liabilities	47,251	24,745

Long-Term Liabilities:
Finance lease liability, net of current portion	997	542
Operating lease liability, net of current portion	1,032	1,509
Warranty liability	1,431	1,251
Total Long-Term Liabilities	3,460	3,302
Total Liabilities	50,711	28,047

Commitments and contingencies

Shareholders’ Equity:
Preferred stock, $0.001 par value, 5,000,000 authorized shares; no shares issued and outstanding
Common stock, $0.001 par value; 50,000,000 authorized shares; 35,161,648 and 29,193,772 shares issued and outstanding, at September 30, 2022 and December 31, 2021, respectively	35	29
Additional paid-in capital	207,067	187,997
Accumulated deficit	(136,445)	(115,260)
Total Shareholders’ Equity	70,657	72,766

Total Liabilities and Shareholders’ Equity	$121,368	$100,813

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUNWORKS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 and 2021

(in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021

Revenue, net	$40,713	$31,220	$108,306	$69,480

Cost of Goods Sold	21,204	18,150	59,030	42,348

Gross Profit	19,509	13,070	49,276	27,132

Operating Expenses:
Selling and marketing	14,773	10,072	41,320	21,468
General and administrative	8,718	7,185	24,025	17,081
Stock-based compensation	364	1,206	2,019	2,470
Depreciation and amortization	1,056	1,062	3,177	2,160

Total Operating Expenses	24,911	19,525	70,541	43,179

Operating Loss	(5,402)	(6,455)	(21,265)	(16,047)

Other Income (Expense)
Other income (expense), net	(6)	5	46	2,896
Interest expense	(50)	(10)	(115)	(40)
Gain on disposal of property and equipment	65	-	243	51

Total Other Income (Expense), net	9	(5)	174	2,907

Loss before Income Taxes	(5,393)	(6,460)	(21,091)	(13,140)

Income Tax Expense	-	-	94	-

Net Loss	$(5,393)	$(6,460)	$(21,185)	$(13,140)

LOSS PER SHARE:
Basic	$(0.16)	$(0.24)	$(0.66)	$(0.50)
Diluted	$(0.16)	$(0.24)	$(0.66)	$(0.50)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
Basic	33,626,405	27,047,960	32,027,304	26,449,743
Diluted	33,626,405	27,047,960	32,027,304	26,449,743

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUNWORKS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE THREE AND Nine months ended September 30, 2022 and 2021

(in thousands, except share data)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2021	29,193,772	$29	$187,997	$(115,260)	$72,766
Stock-based compensation	-	-	1,284	-	1,284
Issuance of common stock under terms of restricted stock grants	121,666	-	-	-	-
Sales of common stock pursuant to S-3 registration statement, net	2,757,830	3	7,811	-	7,814
Net loss for the three months ended March 31, 2022	-	-	-	(8,207)	(8,207)
Balance at March 31, 2022	32,073,268	32	197,092	(123,467)	73,657
Stock-based compensation	-	-	371	-	371
Issuance of common stock under terms of restricted stock grants	95,000	-	-	-	-
Tax withholdings related to net share settlements of equity awards	(16,703)	-	(34)	-	(34)
Sales of common stock pursuant to S-3 registration statement, net	783,257	1	2,004	-	2,005
Net loss for the three months ended June 30. 2022	-	-	-	(7,585)	(7,585)
Balance at June 30, 2022	32,934,822	33	199,433	(131,052)	68,414
Stock-based compensation	-	-	364	-	364
Issuance of common stock under terms of restricted stock grants	17,500	-	-	-	-
Tax withholdings related to net share settlements of equity awards	(3,748)	-	(13)	-	(13)
Sales of common stock pursuant to S-3 registration statement, net	2,213,074	2	7,283	-	7,285
Net loss for the three months ended September 30, 2022	-	-	-	(5,393)	(5,393)
Balance at September 30, 2022	35,161,648	$35	$207,067	$(136,445)	$70,657

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2020	23,835,258	$24	$122,668	$(88,635)	$34,057
Stock-based compensation for options	-	-	151	-	151
Sales of common stock pursuant to S-3 registration statement	3,212,486	3	48,855	-	48,858
Net loss for the three months ended March 31, 2021	-	-	-	(4,813)	(4,813)
Balance at March 31, 2021	27,047,744	27	171,674	(93,448)	78,253
Stock-based compensation for options	-	-	1,113	-	1,113
Net loss for the three months ended June 30, 2021	-	-	-	(1,867)	(1,867)
Balance at June 30, 2021	27,047,744	27	172,787	(95,315)	77,499
Stock-based compensation for options	-	-	1,206	-	1,206
Issuance of common stock for cashless exercise of options	1,530	-	-	-	-
Net loss for the three months ended September 30, 2021	-	-	-	(6,460)	(6,460)
Balance at September 30, 2021	27,049,274	$27	$173,993	$(101,775)	$72,245

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUNWORKS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE Nine months ended September 30, 2022 and 2021

(in thousands)

	Nine Months Ended
	September 30, 2022	September 30, 2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(21,185)	$(13,140)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	3,827	3,900
Amortization of right-of-use assets	811	762
Gain on sale of equipment	(243)	(51)
Paycheck Protection Program loan forgiveness	-	(2,881)
Stock-based compensation	2,019	2,470
Bad debt expense	378	255
Changes in Operating Assets and Liabilities, net of acquisition
Accounts receivable	(3,443)	(1,197)
Inventory	(16,784)	(5,700)
Deposits and other current assets	846	(2,073)
Contract assets	(10,224)	(2,685)
Accounts payable and accrued liabilities	8,033	(4,669)
Contract liabilities	14,494	350
Warranty liability	180	90
Operating lease liability	(811)	(762)
NET CASH USED IN OPERATING ACTIVITIES	(22,102)	(25,331)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Solcius LLC, net of cash acquired	-	(50,619)
Purchase of property and equipment	(432)	(535)
Proceeds from sale of equipment	311	61
NET CASH USED IN INVESTING ACTIVITIES	(121)	(51,093)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on finance lease liabilities	(355)	(206)
Proceeds from sale of common stock, net	17,104	48,858
Payments for taxes related to net share settlement of equity awards	(47)	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	16,702	48,652

NET CHANGE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(5,521)	(27,772)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH BEGINNING OF PERIOD	20,042	39,339
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, END OF PERIOD	$14,521	$11,567

Cash and cash equivalents	$14,273	$11,219
Restricted cash	248	348
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, END OF PERIOD	$14,521	$11,567

CASH PAID FOR:
Interest	$51	$40
Franchise and corporate excise taxes	$42	$-

SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS
Increase in operating right-of-use assets and liabilities due to lease modification	$-	$132
Right-of-use assets obtained in exchange for new finance lease liability	$903	$252
Right-of-use assets obtained in exchange for new operating lease liability	$247	$697

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUNWORKS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(dollars in thousands, except share and per share data)

References herein to “we,” “us,” “Sunworks,” and “the Company” are to Sunworks, Inc. and its wholly owned subsidiaries, Sunworks United Inc. (“Sunworks United”), Commercial Solar Energy, Inc. (“CSE”), and Solcius LLC (“Solcius”).

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

The Solcius Acquisition was consummated on April 8, 2021, pursuant to a Membership Interest Purchase Agreement, dated as of April 8, 2021 (the “Purchase Agreement”), by and between Buyer and Seller. The purchase price for Solcius consisted of $51,750 in cash, subject to post-closing adjustments related to working capital, cash, indebtedness and transaction expenses. The acquired assets and operating results of Solcius are included in these condensed consolidated financial statements and footnotes since the date of acquisition through September 30, 2022 (see Note 3).

The accompanying unaudited condensed consolidated financial statements (“financial statements”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. The financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

Reclassifications

Certain prior period amounts have been reclassified to conform to the current presentation. The reclassifications impact historical cost of goods sold, depreciation, amortization and general and administrative expenses. During the quarter ended September 30, 2021, $201 of depreciation and $667 of backlog amortization previously reported in depreciation and amortization expense and $478 of costs previously reported in general and administrative expense are now reclassified to cost of goods sold. During the nine months ended September 30, 2021, $407 of depreciation and $1,333 of backlog amortization previously reported in depreciation and amortization expense and $771 previously reported in general and administrative expense are now reclassified to cost of goods sold. Additionally, other reclassifications impact historical segment reporting disclosures as historical corporate payroll costs were moved from the commercial operations segment to the corporate segment for enhanced reporting disclosures.

Change in Accounting Estimate

In July 2022, we completed an assessment of the contract fulfillment costs that give rise to an asset for residential contracts. We determined that additional specifically identifiable costs related directly to residential contracts can be capitalized, in accordance with Accounting Standards Codification (“ASC”) Section 340-40. The additional capitalized costs of approximately $2,794 as of September 30, 2022, include the allocation of costs that relate directly to the residential contracts. For the three and nine months ended September 30, 2021, the related capitalizable contract fulfillment costs were not material.

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

Changes in estimates for commercial projects occur for a variety of reasons, including, but not limited to (i) construction plan accelerations or delays, (ii) product cost forecast changes, (iii) change orders, or (iv) changes in other information used to estimate costs. Changes in estimates may have a material effect in the Company’s condensed consolidated statements of operations. The table below outlines the impact on revenue of net changes in estimated transaction prices and input costs for systems related sales contracts (both increases and decreases) for the three and nine months ended September 30, 2022 and 2021 as well as the number of projects that comprise such changes. For purposes of the following table, only projects with changes in estimates that have an impact on revenue and/or cost of at least $100, calculated on a quarterly basis during the periods, are presented. Also included in the table is the net change in estimate as a percentage of the aggregate revenue for such projects.

	Three Months Ended		Nine Months Ended
(In thousands, except number of projects)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Increase in revenue from net changes in transaction prices	$-	$-	$484	$190
Increase (decrease) in revenue from net changes in input cost estimates	-	1,307	(500)	985
Net increase (decrease) in revenue from net changes in estimates	$-	$1,307	$(16)	$1,175

Number of projects	-	4	3	6

Net change in estimate as a percentage of aggregate revenue for associated projects	0.0%	17.3%	(0.2)%	11.3%

Contract Assets and Liabilities

Contract assets consist of (i) the earned, but unbilled, portion of a project for which payment is deferred by the customer until certain contractual milestones are met; (ii) direct costs, including all installation materials, commissions, installation labor, benefit related costs and permitting fees paid prior to recording revenue, and (iii) unbilled receivables which represent revenue that has been recognized in advance of billing the customer, which is common for larger construction contracts. Contract liabilities consist of deferred revenue, customer deposits and customer advances, which represent consideration received from a customer prior to transferring control of goods or services to the customer under the terms of a contract. Total contract assets and contract liabilities balances as of the respective dates are as follows:

	As of
(In thousands)	September 30, 2022	December 31, 2021
Contract Assets	$24,722	$14,498
Contract Liabilities	$26,695	$12,201

During the three and nine months ended September 30, 2022, the Company recognized revenue of $486 and $8,295, respectively, that was included in contract liabilities as of December 31, 2021. Prior to the Solcius Acquisition, the Commercial Solar Energy segment for the three and nine months ended September 30, 2021 recognized revenue of $1,942 and $4,376, respectively, that was included in contract liabilities as of December 31, 2020, respectively.

The following table represents the average percentage of completion as of September 30, 2022 for EPC projects that the Company is constructing. The Company expects to recognize $39,695 of revenue upon transfer of control of the projects.

Project	Revenue Category	Expected Years Revenue Recognition Will Be Completed	Average Percentage of Revenue Recognized
Various Projects	EPC services	2022 - 2023	38.5%

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

A net loss causes all outstanding common stock options and unvested restricted stock units (“RSUs”) to be anti-dilutive. As a result, the basic and diluted losses per common share are the same for the three and nine months ended September 30, 2022 and 2021, respectively.

As of September 30, 2022, the potentially dilutive securities that have been excluded from the computations of weighted average shares outstanding include 236,720 stock options and 1,080,914 unvested RSUs.

As of September 30, 2021, the potentially dilutive securities that have been excluded from the computations of weighted average shares outstanding include 307,698 stock options and 317,500 unvested RSUs.

Dilutive per share amounts are computed using the weighted-average number of shares of common stock outstanding and potentially dilutive securities, using the treasury stock method, if their effect would be dilutive.

New Accounting Pronouncements

Management reviewed currently issued pronouncements during the nine months ended September 30, 2022, and believes that any recently issued, but not yet effective, accounting standards, if currently adopted, would not have a material effect on the accompanying condensed consolidated financial statements.

3. BUSINESS ACQUISITION

On April 8, 2021, pursuant to the Purchase Agreement, the Company, through its operating subsidiary Sunworks United, acquired all of the issued and outstanding membership interests of Solcius from the Seller. Located in Provo, Utah, Solcius is a full-service residential solar systems provider.

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

During the three and nine months ended September 30, 2022, we recorded no transaction costs related to the Solcius Acquisition. During the three and nine months ended September 30, 2021, we recorded transaction costs of $25 and $774 related to the Solcius Acquisition, respectively. These expenses were accounted for separately from the net assets acquired and were included in general and administrative expense for the three months and nine months ended September 30, 2021.

We conducted an assessment of the net assets acquired and recognized amounts for identifiable assets acquired and liabilities assumed at their estimated acquisition date fair values and concluded that no additional adjustment to the purchase price allocation or accounting was required from the original purchase accounting.

Pro Forma Information (Unaudited)

The results of operations for the Solcius Acquisition since the April 8, 2021 closing date have been included in our consolidated financial statements. The following unaudited pro forma financial information represents a summary of the condensed consolidated results of operations for three and nine months ended September 30, 2022 and 2021, assuming the Solcius Acquisition had been completed as of January 1, 2020. The pro forma financial information includes certain non-recurring pro forma adjustments that were directly attributable to the business combination. The pro forma adjustments include the elimination of Solcius Acquisition transaction expenses totaling $774 incurred in the nine months ended September 30, 2021, and adjustments to recognize amortization of intangible assets, retention stock-based compensation programs and retention bonus accruals in the 2022 and 2021 periods. The retention bonus expense is recognized over the first year following the Solcius Acquisition. The pro forma financial information is not necessarily indicative of the results of operations that would have been achieved if the Solcius Acquisition had been effective as of these dates, or of future results.

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
(In thousands)
Revenue, net	$40,713	$31,220	$108,306	$95,564

Net Loss	$(4,960)	$(4,380)	$(18,930)	$(8,806)

4. REVENUE FROM CONTRACTS WITH CUSTOMERS

The following table represents a disaggregation of revenue by customer type from contracts with customers for the three and nine months ended September 30, 2022 and 2021:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2022	2021	2022	2021
Residential	$37,253	$24,584	$97,416	$51,044
Commercial	3,049	4,795	8,593	14,011
Public Works	411	1,841	2,297	4,425
Total	$40,713	$31,220	$108,306	$69,480

5. OPERATING SEGMENTS

Beginning in 2022, the Company assessed its operating segment disclosure based on ASC 280, Segment Reporting, guidance. As a result, the following segments were established: Residential Solar, Commercial Solar Energy, and Corporate.

Residential Solar

Through our Solcius operating subsidiary, we design, arrange financing, integrate, install, and manage systems, primarily for residential homeowners. We sell residential solar systems through multiple channels, through our network of sales channel partners as well as a growing direct sales channel strategy. We operate in several residential markets including California, Utah, Nevada, Arizona, New Mexico, Texas, Colorado, Minnesota, Wisconsin, and South Carolina. We have direct sales and/or operations personnel in California, Nevada, Utah, Arizona, New Mexico, Texas, Colorado, South Carolina, Wisconsin and Minnesota.

Commercial Solar Energy

Through our CSE subsidiary, we design, arrange financing, integrate, install, and manage systems ranging in size from 50kW (kilowatt) to multi-MW (megawatt) systems primarily for larger commercial and public works projects. Commercial installations have included installations at office buildings, manufacturing plants, warehouses, service stations, churches, and agricultural facilities such as farms, wineries, and dairies. Public works installations have included school districts, local municipalities, federal facilities and higher education institutions. Historically, the CSE subsidiary participated in the California Residential solar market. Following the Solcius Acquisition, all new residential sales are managed under the Solcius brand. Due to materiality, the Company will continue to report the remaining backlog of residential projects from CSE in the Commercial Solar Energy segment, which is expected to be fulfilled within the next year. CSE primarily operates in California.

Segment net revenue, segment operating expenses and segment contribution (loss) information consisted of the following for the three months and nine months ended September 30, 2022.

	Three months ended September 30, 2022
	Residential Solar	Commercial Solar	Corporate	Total
Net revenue	$36,659	$4,054	$-	$40,713
Cost of goods sold	17,132	4,050	22	21,204
Gross profit (loss)	19,527	4	(22)	19,509

Operating expenses
Selling and marketing	13,711	809	253	14,773
General and administrative	5,069	1,797	1,852	8,718
Segment contribution (loss)	747	(2,602)	(2,127)	(3,982)

Stock-based compensation	19	31	314	364
Depreciation and amortization	1,056	-	-	1,056
Operating loss	$(328)	$(2,633)	$(2,441)	$(5,402)

	Nine months ended September 30, 2022
	Residential Solar	Commercial Solar	Corporate	Total
Net revenue	$95,569	$12,737	$-	$108,306
Cost of goods sold	47,646	11,354	30	59,030
Gross profit	47,923	1,383	(30)	49,276

Operating expenses
Selling and marketing	38,068	2,530	722	41,320
General and administrative	13,810	4,941	5,274	24,025
Segment loss	(3,955)	(6,088)	(6,026)	(16,069)

Stock-based compensation	740	101	1,178	2,019
Depreciation and amortization	3,177	-	-	3,177
Operating loss	$(7,872)	$(6,189)	$(7,204)	$(21,265)

Assets by operating segment are as follows:

September 30, 2022
(in thousands)
Operating Segment:
Residential Solar	$93,956
Commercial Solar	15,818
Corporate	11,594
Total Consolidated Assets	$121,368

6. RIGHT-OF-USE OPERATING LEASES

The Company has right-of-use (“ROU”) operating leases for offices, warehouses, vehicles, and office equipment. The Company’s leases have remaining lease terms of 1 year to 5 years, some of which include options to extend.

The Company’s operating lease expense for the three and nine months ended September 30, 2022 amounted to $373 and $1,184, respectively. The Company’s operating lease expense for the three and nine months ended September 30, 2021 amounted to $394 and $1,086, respectively. Operating lease payments, which reduced operating cash flows for the three and nine months ended September 30, 2022 amounted to $373 and $1,184, respectively. The difference between the ROU asset amortization of $811 and the associated lease expense of $1,184 consists of short-term leases excluded from the ROU asset calculation, basic operating lease expenses included in the lease expense for property and sales taxes, triple net and common area charges for facilities and other equipment and vehicle lease related charges.

Supplemental balance sheet information related to leases is as follows:

September 30, 2022
(in thousands)
Operating lease right-of-use assets	$1,937

Operating lease liabilities—short term	905
Operating lease liabilities—long term	1,032
Total operating lease liabilities	$1,937

As of September 30, 2022, the weighted average remaining lease term was 3.0 years and the weighted average discount rate for the Company’s leases was 3.0%.

Minimum payments for the operating leases are as follows:

Operating Leases
(in thousands)
Remainder of 2022	$264
2023	806
2024	353
2025	297
2026	278
Thereafter	-
Total lease payments	$1,998
Less: imputed interest	61
Total	$1,937

7. RIGHT-OF-USE FINANCE LEASES

The Company has finance leases for vehicles. The Company’s finance leases have remaining lease terms of 1 year to 4 years.

Supplemental balance sheet information related to finance leases is as follows:

September 30, 2022
(in thousands)
Finance lease right-of-use asset cost	$2,761
Finance lease right-of-use accumulated amortization	(873)
Finance lease right of use asset, net	$1,888

Finance lease obligation—short term	$491
Finance lease obligation—long term	997
Total finance lease obligation	$1,488

As of September 30, 2022, the weighted average remaining lease term was 3.2 years and the weighted average discount rate for the Company’s leases was 5.2%.

Minimum finance lease payments for the remaining lease terms are as follows:

September 30, 2022
(in thousands)
Remainder of 2022	$159
2023	517
2024	385
2025	355
2026	197
Thereafter	-
Total lease payments	$1,613
Less: imputed interest	125
Total	$1,488

8. INTANGIBLE ASSETS, NET

The Company’s intangible assets at September 30, 2022 consist of the following:

	Amortization periods	Cost	Accumulated amortization	Net carrying value
Trademarks	10 Years	$5,200	$(780)	$4,420
Backlog of projects	9 Months	2,000	(2,000)	-
Covenant not-to-compete	3 Years	2,400	(1,200)	1,200
Software (included in property and equipment)	3 Years	3,400	(1,700)	1,700
Dealer relationships	18 Months	2,600	(2,600)	-
		$15,600	$(8,280)	$7,320

Intangible assets are stated at their original estimated value at the date of acquisition. The amortization of intangible assets commences upon acquisition. The intangible assets are being amortized using the straight-line method over the intangible asset’s estimated useful life:

Amortization expense for intangible assets for the three and nine months ended September 30, 2022 was as follows:

	For the	For the
	Three Months Ended	Nine Months ended
	September 30, 2022	September 30, 2022
Trademarks	$130	$390
Covenant not-to-compete	200	600
Software	283	850
Dealer relationships	434	1,300
	$1,047	$3,140

Estimated future amortization expense for the Company’s intangible assets as of September 30, 2022 is as follows:

Years ending December 31,
Remainder of 2022	$613
2023	$2,453
2024	$1,004
2025	$520
2026	$520
Thereafter	$2,210

Depreciation and amortization expense on property and equipment and intangible assets for the three and nine months ended September 30, 2022 was $1,232 and $3,827, respectively. Depreciation and amortization expense on property and equipment and intangible assets for the three and nine months ended September 30, 2021 was $1,930 and $3,900, respectively.

9. PAYCHECK PROTECTION PROGRAM LOAN PAYABLE

On April 28, 2020, the Company’s operating subsidiary, Sunworks United received a loan of $2,847 under the Paycheck Protection Program (“PPP”), which was established by the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). As modified by the subsequent PPP Flexibility Act of 2020, proceeds from the loan were used to cover documented expenses related to payroll, rent and utilities, during the 24-week period after the cash was received by the Company. The 24-week period ended on October 12, 2020. The loan was accounted for as a financial liability in accordance with FASB ASC 470 until June 29, 2021, when the $2,847 loan was fully forgiven, together with $34 of accrued interest. As a result, the Company recorded a gain on extinguishment of the debt which is included in other income on the condensed consolidated statements of operations for the nine months ended September 30, 2021.

10. CAPITAL STOCK

Roth/Northland Sales Agreement At The Market Offering

On June 8, 2022, the Company entered into a Sales Agreement (the “Roth/Northland Sales Agreement”) with Roth Capital Partners, LLC and Northland Securities, Inc. (each an “Agent” and collectively, the “Agents”), pursuant to which the Company may offer and sell from time to time up to an aggregate of $26,800 of shares of the Company’s common stock (the “June 2022 Placement Shares”), through the Agents. On June 8, 2022, the Company filed a prospectus supplement with the Securities and Exchange Commission (“SEC”) that covers the sale of June 2022 Placement Shares to be sold under the Sales Agreement (the “2022 Prospectus Supplement”).

The June 2022 Placement Shares have been registered under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to the Registration Statement on Form S-3 (File No. 333-252475) (the “2021 Registration Statement”), which was originally filed with the SEC on January 27, 2021 and declared effective by the SEC on February 3, 2021, the base prospectus contained within the 2021 Registration Statement, and the 2022 Prospectus Supplement. The June 2022 Placement Shares may be sold by the Company in “at the market offerings,” as defined in Rule 415 promulgated under the Securities Act, through the Agents.

During the third quarter of 2022, 2,213,074 of the June 2022 Placement Shares were sold under the Roth/Northland Sales Agreement. Total gross proceeds for the sales were $7,467 and such shares were sold at an average sale price of $3.37 per share. Net proceeds from such sales, after brokerage costs, professional, registration and other fees were $7,285 or $3.29 per share.

Roth Sales Agreement At The Market Offering

On February 10, 2021, the Company entered into a Sales Agreement (the “Roth Sales Agreement”) with Roth Capital Partners, LLC (the “Agent RCP”), pursuant to which the Company could offer and sell from time to time, through the Agent RCP, shares of the Company’s common stock, (“the 2021 Placement Shares”), registered under the Securities Act, pursuant to the 2021 Registration Statement.

On October 21, 2021, the Company filed a prospectus supplement with the SEC, (the “2021 Prospectus Supplement”) pursuant to which the Company could offer and sell from time to time, through the Agent RCP, up to $25,000 of the 2021 Placement Shares pursuant to the 2021 Registration Statement in “at the market offerings,” as defined in Rule 415 promulgated under the Securities Act.

During the first quarter of 2022, 2,757,830 of the 2021 Placement Shares were sold under the Roth Sales Agreement. Total gross proceeds from the sales were $7,974 at an average sale price of $2.89 per share. Net proceeds after brokerage costs, professional, registration and other fees were $7,814 or $2.83 per share.

During the second quarter of 2022, 783,257 shares of common stock were sold under the Roth Sales Agreement. Total gross proceeds for the sales were $2,080 and such shares were sold at an average sale price of $2.66 per share. Net proceeds from such sales, after brokerage costs, professional, registration and other fees were $2,005 or $2.56 per share.

In connection with the filing of the 2022 Prospectus Supplement for June 2022 Placement Shares, the Roth Sales Agreement and the 2021 Prospectus Supplement were terminated.

2022 Registration Statement

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

11. STOCK-BASED COMPENSATION

Options

As of September 30, 2022, the Company has incentive stock options and non-qualified stock options outstanding to purchase 236,720 shares of common stock, per the terms set forth in the option agreements. The stock options vest at various times and are exercisable for a period of five years from the date of grant at exercise prices ranging from $2.52 to $12.15 per share, based on the market value of the Company’s common stock on the date of each grant. The Company determined the fair market value of these options by using the Black Scholes option valuation model. Option forfeitures are accounted for as they occur.

A summary of the Company’s stock option activity and related information for the nine months ended September 30, 2022, is as follows:

		Weighted
	Number	Average
	of	Exercise
	Options	Price
Outstanding, at December 31, 2021	290,684	$11.65
Granted	-	-
Exercised	-	-
Forfeited	(48,251)	11.50
Expired	(5,713)	10.50
Outstanding and expected to vest as of September 30, 2022	236,720	$11.71
Exercisable at September 30, 2022	236,720	$11.71
Weighted average fair value of options granted during period		$-

The following summarizes the options to purchase shares of the Company’s common stock which were outstanding at September 30, 2022:

			Weighted
			Average
			Remaining
Exercise	Stock Options	Stock Options	Contractual
Prices	Outstanding	Exercisable	Life (years)
$8.68	7,142	7,142	0.62
$7.63	2,142	2,142	0.66
$3.07	3,071	3,071	1.88
$2.52	4,365	4,365	2.01
$12.15	220,000	220,000	3.53
	236,720	236,720

Aggregate intrinsic value of options outstanding and exercisable at September 30, 2022, and December 31, 2021 was $1 and $2, respectively. Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the fiscal period, which was $2.79 and $3.07 as of September 30, 2022 and December 31, 2021, respectively, and the exercise price multiplied by the number of options outstanding.

The Company recorded stock-based compensation expense for stock options of $1 and $674 for the three and nine months ended September 30, 2022, respectively. The Company recorded stock-based compensation expense for stock options of $605 and $1,355 for the three and nine months ended September 30, 2021, respectively.

Restricted Stock Units

The following table summarizes the Company’s restricted stock unit activity during the nine months ended September 30, 2022:

		Weighted Average
	Number Of Shares	Grant Date Value per Share
Unvested, beginning December 31, 2021	1,185,889	$5.11
Granted	167,208	$2.44
Vested	(224,166)	$9.55
Forfeited	(48,017)	$3.35
Unvested at September 30, 2022	1,080,914	$3.85

The Company recorded RSU compensation expense for RSUs of $363 and $1,345 for the three and nine months ended September 30, 2022, respectively. The Company recorded RSU compensation expense of $601 and $1,115 for the three and nine months ended September 30, 2021, respectively.

12. COMMITMENTS AND CONTINGENCIES

Litigation

From time to time, the Company is involved in routine litigation that arises in the ordinary course of business. There are no pending significant legal proceedings to which the Company is a party for which management believes the ultimate outcome would have a negative impact on the Company’s financial position.

13. SUBSEQUENT EVENTS

Subsequent events have been evaluated from the condensed consolidated balance sheet date of September 30, 2022 through the date of this Quarterly Report. Based on management’s evaluation, there are no events that required recognition or disclosure in the Company’s accompanying condensed consolidated financial statements or the related notes thereto.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements and related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q (this “Quarterly Report”) and the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2021 (our “Annual Report”). This section contains forward-looking statements that are based on our current expectations and reflect our plans, estimates, and anticipated future financial performance. These statements involve numerous risks and uncertainties. Our actual results may differ materially from those expressed or implied by these forward-looking statements as a result of many factors, including those set forth in the sections entitled “Risk Factors” in Item 1A of our Annual Report and Part II, Item 1A of our Quarterly Report for the quarter ended March 31, 2022, and “Cautionary Note Regarding Forward-Looking Statements” included in this Quarterly Report.

Unless otherwise noted, (1) “Sunworks” refers to Sunworks, Inc., (2) “Company,” “we,” “us,” and “our,” refer to the ongoing business operations of Sunworks, Inc., and its wholly owned operating subsidiaries, Sunworks United Inc., (“Sunworks United”), Commercial Solar Energy, Inc. (“CSE”), and Solcius LLC (“Solcius”). All material intercompany transactions have been eliminated upon consolidation of these entities.

All amounts presented in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, unless otherwise noted, are expressed in thousands of U.S. dollars, except share and per share amounts and unless otherwise noted.

The financial and operating results for the three and nine months ended September 30, 2022, include the operating results of Solcius acquired on April 8, 2021, with only a partial contribution for the three and nine months ended September 30, 2021.

Overview

On April 8, 2021, Sunworks, through its operating subsidiary Sunworks United, acquired all of the issued and outstanding membership interests (the “Solcius Acquisition”) of Solcius, from Solcius Holdings, LLC (“Seller”). Located in Provo, Utah, Solcius is a full-service, residential solar systems provider. The transaction creates a national solar power provider with a presence now in 15 states, including California, Utah, Nevada, Arizona, New Mexico, Texas, Colorado, Minnesota, Wisconsin, Massachusetts, Rhode Island, New York, Pennsylvania, New Jersey and South Carolina. The Company believes the transaction enhances economies of scale, leading to better access to suppliers, vendors and financial partners, as well as marketing and customer acquisition opportunities.

The Solcius Acquisition was consummated on April 8, 2021, pursuant to a Membership Interest Purchase Agreement, dated as of April 8, 2021 (the “Purchase Agreement”), by and between Sunworks United and Seller. The purchase price for Solcius consisted of $51,750 in cash.

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

Commercial Solar Energy

Through our CSE operating subsidiary, we design, arrange financing, integrate, install, and manage systems ranging in size from 2kW (kilowatt) for residential projects to multi-MW (megawatt) systems for larger commercial and public works projects. Commercial installations have included installations at office buildings, manufacturing plants, warehouses, service stations, churches, and agricultural facilities such as farms, wineries, and dairies. Public works installations have included school districts, local municipalities, federal facilities and higher education institutions. Historically, our CSE subsidiary participated in the California residential solar market. Following the Solcius Acquisition, all new residential sales are managed under the Solcius brand. Due to materiality, the Company will continue to report the remaining backlog of residential projects in the Commercial Solar Energy segment, which is expected to be fulfilled within the next year. CSE primarily operates in California.

For the third quarter of 2022, approximately 92% of our revenue was from installations for the residential market and approximately 8% of our revenue was from installations for the commercial and public works markets.

For the third quarter of 2021 approximately 79% of our revenue was from installations for the residential market and approximately 21% of our revenue was from installations for the commercial and public works markets. Solcius revenue was only included since its acquisition date of April 8, 2021.

Strategic Update

Increase the velocity of installation. We believe a reduction in the time required to install a residential solar installation improves both pricing power with third-party channel relationships and customer retention. During the second and third quarters of 2022, we decentralized all design, permitting and scheduling activities to local and regional Company hubs, while continuing to leverage the benefits of scale across shared services. We will continue to utilize lean principles and practices to optimize workflow and improve installation timelines.

Expand cost-efficient direct sales channel. We have embarked on a multi-year initiative to develop a robust, direct sales team designed to complement our third-party channel partners. This direct sales team is incentivized to develop business across the residential markets where we operate, with an emphasis on rooftop solar installations. During the third quarter of 2022, the direct sales team was responsible 24% of total installation revenue, versus approximately 4% in the prior-year period.

Drive efficient sourcing and procurement. We intend to shift an increased proportion of our sourcing away from foreign, third-party distribution channels toward U.S. based original equipment manufacturers, an approach that will allow for improved surety of supply. By year-end 2024, we intend to source a significant share of our panel and component inventory from U.S. based producers, whereas no materials are currently sourced domestically. During the third quarter of 2022, we grew total inventory by $8,100 on a sequential quarter basis to $26,900, thereby ensuring product availability during a period of elevated customer demand.

Drive sustained margin expansion. We believe key drivers of margin expansion include programmatic price increases; market share gains in both our core California commercial market and new geographic regions; reductions in lead times; optimization of our sales channel partner network; an increased mix of revenue derived from our direct sales force; increased productivity resulting from recent headcount investments; and the adoption of lean principles to reduce cost and drive continuous improvement. We expect to achieve improved margin realization in the fourth quarter 2022, when compared to the first nine months of 2022, as recent performance improvement initiatives are further implemented.

Orders and Backlog

For the quarter ended September 30, 2022, our combined backlog was $110,000, representing an increase of 116% compared to the third quarter of 2021.

Residential Solar segment originations increased 48% in the three months ended September 30, 2022, compared to the prior year period, driven by growth in both dealer and direct channels. Within this segment, originations generated from the direct sales channel were approximately 24%, in the three months ended September 30, 2022, compared to approximately 3% in the prior period, due to execution against our stated goal to diversify our sources of originations. As a result of these improvements, the Residential Solar backlog increased to $70,000, during the third quarter of 2022 which is double the prior year quarter and up approximately 18% on a sequential quarter basis. We expect to execute against our Residential Solar segment backlog over the next 1-5 months, as project complexity, jurisdictional requirements, materials and labor availability each influence timelines for completion.

Commercial Solar segment orders were approximately $8,000 during the three months ended September 30, 2022, compared to approximately $6,000 during the comparable period in 2021. The Commercial Solar segment backlog increased to approximately $40,000, during the third quarter of 2022, which represents an increase of over double the prior year period. We expect to execute against this backlog over the next 3-18 months, subject to receiving timely authorizations to proceed with construction from the various stakeholders.

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

Our revenue and gross profit for the first nine months of 2022 were negatively impacted by governmental responses to the COVID-19 pandemic, which delayed pre-construction approvals and installation activity for our larger public works, agriculture and commercial projects by delaying approvals. Earlier governmental orders and social distancing guidelines slowed our sales process, as our customers avoided interacting with our sales and installation personnel and delayed buying decisions.

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

There were changes in our critical accounting estimates during the third quarter. In July 2022, we completed an assessment of the contract fulfillment costs that give rise to an asset for residential contracts. We determined that additional specifically identifiable costs related directly to residential contracts can be capitalized, in accordance with Accounting Standards Codification (“ASC”) Section 340-40. The additional capitalized costs of approximately $2,794 as of September 30, 2022, include the allocation of costs that relate directly to the residential contracts. This change in estimate is an update of the estimates previously disclosed in “Critical Accounting Policies” and “Use of Estimates” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report. For the three and nine months ended September 30, 2021, these related amounts were immaterial.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2022 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2021

CONSOLIDATED RESULTS

Revenue and Cost of Goods Sold

For the three months ended September 30, 2022, revenue increased to $40,713 compared to $31,220 for the same quarter in the prior year. Approximately 92% of revenue was from installations for the residential markets, or $37,253, compared to 79% of revenue, or $24,854, for the same quarter in the prior year. The increase in residential revenue is a result of organic growth and the inclusion of the Residential Solar segment (Solcius) revenue. Within the Residential Solar segment, revenue from the direct salesforce accounted for approximately 24% of revenue for the three months ended September 30, 2022, compared to approximately 4% in the prior year. Commercial and public works revenue was approximately 8% of total revenue or $3,460, for the three months ended September 30, 2022, compared to 21%, or $6,636 of revenue in the same period in the prior year. The reduction is primarily driven by lower new orders in the preceding quarters.

Cost of goods sold for the three months ended September 30, 2022, was $21,204, compared to $18,150 reported for the three months ended September 30, 2021. The increase in cost of goods sold is primarily the result of increase in revenue compared to the prior year period and inflationary pressures on material and labor costs.

Gross profit was $19,509 for the three months ended September 30, 2022, compared to $13,070 for the prior year period. The gross margin increased to 47.9% in the third quarter of 2022, compared to 41.9% in the third quarter of 2021. The margin percentage increase is the result of a higher mix of Residential Solar projects as well as inflationary pressures on materials and labor. The change in estimate for the capitalization of additional specifically identifiable costs related directly to in-process residential installation contracts increased gross profit by approximately $2,794 during the third quarter of 2022.

Selling and Marketing Expenses

For the three months ended September 30, 2022, our selling and marketing expenses were $14,773, compared to $10,072 for the same three months in 2021. As a percentage of revenue, selling and marketing expenses were 36.3% of revenue in the third quarter of 2022, compared to 32.3% of revenue in the same period in 2021. The increased expenses in the current year period were largely related to additional marketing spend for dealer commissions and investment in the residential direct salesforce.

General and Administration Expenses

Total G&A expenses of $8,718 for the three months ended September 30, 2022 increased compared to $7,185 for the same period in the prior year. The G&A expenses increased in the current year period due to investments in salaries and related benefits to support the revenue growth of the business.

Stock-Based Compensation Expense

During the three months ended September 30, 2022, we incurred $364 in total non-cash stock-based compensation expense, compared to $1,206 for the prior year period. The year over year decrease in stock-based compensation is the result of the vesting of the Solcius Acquisition related RSUs and stock options in April 2022. Partially offsetting the reduction in stock-based compensation expense is the non-cash expenses for expanding RSU grants as part of the compensation structure to a broader population of employees.

Depreciation and Amortization Expense

Depreciation and amortization expense for the three months ended September 30, 2022 was $1,232, including $176 recorded within cost of goods sold, compared to $1,930, including $868 recorded within cost of goods sold for the prior year period. Depreciation and amortization expenses decreased as a result of the identified intangible asset for the acquired order backlog related to the Solcius Acquisition having been fully amortized within the first nine months of the transaction. The intangible assets are being amortized over the estimated useful lives of the specific assets, which have original useful lives ranging from nine months to ten years.

Other Income (Expense)

Other income was $9 for the three months ended September 30, 2022, compared to an expense of $(5) for the same three month period in 2021. A gain of $65 was recognized on the sale of surplus equipment during 2022. Interest expense for the third quarter of 2022 was $50 compared to $10 for the same quarter in 2021. The 2022 interest expense is primarily related to the ROU finance leased assets.

Net Loss

The net loss for the three months ended September 30, 2022 was $5,393, compared to a net loss of $6,460 for the three months ended September 30, 2021.

RESIDENTIAL SOLAR SEGMENT KEY PERFORMANCE INDICATORS

	Three Months Ended
	September 30,
	2022	2021
Net Total Originations (Watts in thousands)	15,249	11,101
Installation (Watts in thousands)	8,703	5,805
Average Project Size Installed (Watts)	6,689	6,072
Revenue	$36,659	$23,379
Gross Margin	53.2%	52.9%
Operating (Loss)	$(328)	$(3,259)
Operating (Loss) %	(0.9)%	(13.9)%

COMMERCIAL SOLAR SEGMENT KEY PERFORMANCE INDICATORS

	Three Months Ended
	September 30,
	2022	2021
Net Total Orders	$8,193	$5,841
Revenue	$4,054	$7,841
Gross Margin	0.0%	16.1%
Operating (Loss)	$(1,898)	$(1,037)
Operating (Loss) %	(46.8)%	(13.2)%

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2021

CONSOLIDATED RESULTS

Revenue and Cost of Goods Sold

For the nine months ended September 30, 2022, revenue was $108,306 compared to $69,480 for the nine months ended September 30, 2021. Approximately 90% of revenue in the first nine months of 2022 was from installations for the residential markets at $97,416, compared to 73% of revenue or $51,044 for the same period in the prior year. Residential Solar segment revenue increased as a result of the full period inclusion of the Solcius Acquisition, which was completed in April 2021 and the expansion of our direct sales force and growth across the traditional dealer channel. Commercial Solar Energy segment revenue was 10% of total revenue, or $10,890, for the first nine months of 2022, compared to 27%, or $18,436, of revenue in the same period of the prior year. The reduction was primarily driven by lower new orders in the preceding quarters.

Cost of goods sold for the nine months ended September 30, 2022 was $59,030, or 54.5% of revenue, compared to $42,348, or 60.9% of revenue, reported for the nine months ended September 30, 2021.

Gross profit was $49,276 for the nine months ended September 30, 2022. This compares to $27,132 of gross profit for the same period of the prior year. Gross margin improved to 45.5% in the first nine months of 2022 compared to 39.1% in the same nine-month period of 2021. The gross margin improvement in the current year period is predominantly driven by a mix of higher margin residential revenue, partially offset by inflationary pressures on materials and labor. The change in estimate for the capitalization of an additional specifically identifiable costs related directly to in-process residential installation contracts increased gross profit by approximately $2,794 for the nine months ended September 30, 2022.

Revenue and gross profit in the nine months ended September 30, 2022 were positively impacted by the Solcius Acquisition. In contrast, the prior year Solcius results were only included from the April 8, 2021 acquisition date through the end of the third quarter of 2021.

Selling and Marketing Expenses

For the nine months ended September 30, 2022, our selling and marketing expenses were $41,320, compared to $21,468 for the nine months ended September 30, 2021. As a percentage of revenue, selling and marketing expenses were 38.2% of the first nine months revenue in 2022, compared to 30.9% of revenue in the same period of 2021. Selling and marketing expenses increased in the current year period as a result of higher residential revenue, as the residential business model focuses on lead generation and effective interaction with third-party sales organizations.

General and Administrative Expenses

Total G&A expenses for the nine months ended September 30, 2022 was $24,025, compared to $17,081 for the nine months ended September 30, 2021. The G&A expenses increased from the prior year period as a result of the Solcius Acquisition, which was completed in April 2021, and increases in salaries and benefits in support of the revenue growth.

Stock-Based Compensation Expense

During the nine months ended September 30, 2022, we incurred $2,019 in total non-cash stock-based compensation expense, compared to $2,470 for the same period in the prior year. The year over year decrease in stock-based compensation is the result of the vesting of the Solcius Acquisition related RSUs and stock options granted in April 2022. Partially offsetting the reduction in stock-based compensation expense is the non-cash expense for expanding RSU grants as part of the compensation structure to a broader population of employees.

Depreciation and Amortization Expenses

Depreciation and amortization expense for the nine months ended September 30, 2022 was $3,827, including $650 recorded in cost of goods sold compared to $3,900, including $1,740 recorded in cost of goods sold for the same period in the prior year. Depreciation and amortization expenses decreased in the current year period as a result of a portion of the $15,600 of identified intangible assets of Solcius being amortized within the first nine months since the closing of the Solcius Acquisition in April 2021. The total $15,600 balance of intangible assets is being amortized over the estimated useful lives of the specific assets. The estimated useful lives range from nine months to ten years.

Other Income (Expense)

Other income was $174 for the nine months ended September 30, 2022, compared to $2,907 for the same period in 2021. Other income in the 2022 period was the result of equipment sales, most of which were fully depreciated. Other income in the prior year period was primarily the result of the June 2021 forgiveness of the PPP loan of $2,847 and $34 of accrued loan interest. Interest expense is primarily for interest on finance leases. Interest expense for the nine months ended September 30, 2022, was $115, compared to $40 during the nine months ended September 30, 2021.

Income Tax Expense

Income tax expense was $94 for the nine months ended September 30, 2022, compared to no income tax expense in the prior year period. The income tax expense in the current period is attributable to the Texas margin tax related to our Texas based operations, which we acquired as a result of the Solcius Acquisition in April 2021.

Net Loss

The net loss for the nine months ended September 30, 2022 was $21,185. The net loss for the nine months ended September 30, 2021 was $13,140.

RESIDENTIAL SOLAR SEGMENT KEY PERFORMANCE INDICATORS

	Nine Months Ended
	September 30,
	2022	2021
Net Total Originations (Watts in thousands)	43,927	29,702
Installation (Watts in thousands)	23,003	17,766
Average Project Size Installed (Watts)	6,552	6,051
Revenue	$95,570	$46,191
Gross Margin	50.1%	54.1%
Operating (Loss)	$(7,868)	$(4,424)
Operating (Loss) %	(8.2)%	(9.6)%

COMMERCIAL SOLAR SEGMENT KEY PERFORMANCE INDICATORS

	Nine Months Ended
	September 30,
	2022	2021
Net Total Orders	$34,737	$3,720
Revenue	$12,737	$23,289
Gross Margin	10.6%	13.8%
Operating (Loss)	$(5,462)	$(4,579)
Operating (Loss) %	(42.9)%	(19.7)%

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Capital Resources

We had $14,273 in unrestricted cash at September 30, 2022, as compared to $19,719 at December 31, 2021. We believe that our existing cash and cash equivalents is sufficient to meet our operating cash requirements and strategic objectives for growth for at least the next year. To satisfy our capital requirements, including acquisitions and ongoing operations, 12 months and longer into the future, we will likely seek to raise additional financing through debt and equity financings.

On January 27, 2021, the Company filed a Registration Statement on Form S-3 (File No. 333-252475) (the “2021 Registration Statement”), with the SEC. The 2021 Registration Statement allows the Company to offer and sell, from time to time in one or more offerings, any combination of common stock, preferred stock, warrants, or units having an aggregate initial offering price not to exceed $100,000. The 2021 Registration Statement was declared effective by the SEC on February 3, 2021. From January 1, 2022 through the date of this filing we sold 5,754,161 shares with gross proceeds of approximately $17,500 under the 2021 Registration Statement. Approximately $19,400 of the $100,000 total is available for future offerings pursuant to the 2021 Registration Statement.

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

As of September 30, 2022, our working capital surplus was $29,830, compared to a working capital surplus of $28,736 at December 31, 2021.

During the nine months ended September 30, 2022, we used $22,102 of cash in operating activities, compared to $25,331 used in operating activities for the nine months ended September 30, 2021. The cash used in operating activities during the current year period was primarily the result of the current year net loss combined with investments in working capital to secure solar panel and inverter inventory to support growth and minimize the impacts of supply chain disruption.

Net cash used in investing activities totaled $121 for the nine months ended September 30, 2022 and was primarily used for the acquisition of vehicles and equipment. The cash used in investing activities for the same period in 2021 totaled $51,093 as a result of the purchase of Solcius, which required net cash of $50,619, and the purchase of vehicles, property and equipment.

Net cash provided by financing activities during the nine months ended September 30, 2022, was $16,702 primarily due to net proceeds from sales of our common stock during the first nine months of the current year.

Net cash provided by financing activities during the nine months ended September 30, 2021 was $48,652. Net cash was provided primarily by financing activities includes the net proceeds of $48,858 from sales of our common stock.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the third quarter of 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS

Interest Rate Volatility

Volatility and increases in interest rates could adversely impact our business.   While interest rates have been at long-term historic lows in recent years, they have recently increased, and may continue increasing in the near future. While we do not provide company branded financing solutions to our customers, we partner with a diverse group of funding partners.  Rising interest rates increases the cost of capital for our funding partners, which are typically passed onto our customers.  As a result of the increase in the cost of our products and services, there might be less adoption of solar systems and our cash flow might be negatively impacted.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit No.	Description
31.1*	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
31.2*	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	Inline XBRL Instance Document.
101.SCH**	Inline XBRL Taxonomy Extension Schema Document.
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Filed herewith.

**	Furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Provo, State of Utah, on November 8, 2022.

Sunworks, Inc.

Date: November 8, 2022	By:	/s/ Gaylon Morris
Gaylon Morris, Chief Executive Officer
(Principal Executive Officer)

Date: November 8, 2022	By:	/s/ Jason Bonfigt
Jason Bonfigt, Chief Financial Officer
(Principal Financial and Accounting Officer)

