Form 10-K
period 2022-12-31
Sunworks, Inc.
filed 2023-03-10
CIK 1172631

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the fiscal year ended December 31, 2022

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the company has filed an attestation report regarding management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act by the registered public accountants that audited the company’s financial statements. Yes ☐ No ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. Yes ☐ No ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates as of June 30, 2022 was $51.7 million.

The outstanding number of shares of common stock as of March 10, 2023 was 35,417,104.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2023 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K, are incorporated by reference in Part III, Items 10-14 of this Form 10-K. Except for the portions of the Proxy Statement specifically incorporated by reference in this Form 10-K, the Proxy Statement shall not be deemed to be filed as part hereof

Cautionary Note Regarding Forward-looking Statements

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

On April 8, 2021, Sunworks, Inc., through its operating subsidiary Sunworks United (the “Buyer”), acquired all of the issued and outstanding membership interests (the “Acquisition”) of Solcius, from Solcius Holdings, LLC (“Seller”). Located in Provo, Utah, Solcius is a full-service, residential solar systems provider. The transaction creates a national solar power provider with a presence now in 15 states, including California, Utah, Nevada, Arizona, New Mexico, Texas, Colorado, Minnesota, Wisconsin, Massachusetts, Rhode Island, New York, Pennsylvania, New Jersey and South Carolina. We believe the transaction enhances economies of scale, leading to better access to suppliers, vendors and financial partners, as well as marketing and customer acquisition opportunities.

The Acquisition was consummated on April 8, 2021 pursuant to a Membership Interest Purchase Agreement, dated as of April 8, 2021 (the “Purchase Agreement”), by and between Buyer and Seller. The purchase price for Solcius consisted of $51.75 million in cash, subject to post-closing adjustments related to working capital, cash, indebtedness and transaction expenses.

Residential Solar

Through our Solcius operating subsidiary, we design, arrange financing, integrate, install, and manage systems, primarily for residential homeowners. We sell residential solar systems through multiple channels, through our network of sales channel partners as well as a growing direct sales channel strategy. We have direct sales and/or operations personnel and operate in several residential markets including California, Utah, Nevada, Arizona, New Mexico, Texas, Colorado, Minnesota, Wisconsin, and South Carolina. Minnesota.

Commercial Solar Energy

Through our Commercial Solar Energy “CSE” subsidiary, we design, arrange financing, integrate, install, and manage systems ranging in size from 50kW (kilowatt) to multi-MW (megawatt) systems primarily for larger commercial and public works projects. Commercial installations have included installations at office buildings, manufacturing plants, warehouses, service stations, churches, and agricultural facilities such as farms, wineries, and dairies. Public works installations have included school districts, local municipalities, federal facilities and higher education institutions. Historically, the CSE subsidiary participated in the California Residential solar market. Following the Solcius Acquisition, all new residential sales are managed under the Solcius brand. Due to materiality, the Company reported the remaining revenue of legacy residential projects in the Commercial Solar Energy segment. CSE primarily operates in California.

Company Strategy

We intend to capitalize on the growth outlook for commercial and residential solar markets in North America. Our strategic objectives include the following, of which are subject to risks and uncertainties that are, and potentially will be, exacerbated by any negative economic downturn:

○	Capitalize on industry growth. Over the last decade, solar power has become the lowest cost new energy generation source as the industry matured and as technology has evolved. With solar, both residential and commercial customers can realize short pay back periods and can reduce their exposure to traditional energy sources. Environmental, Social and Governance (“ESG”) considerations are factored into customer buying patterns, as consumers want less reliance on grid participation are becoming more focused on renewable forms of energy generation. Additionally, the current regulatory environment is generally positive, as the Biden administration continues to pursue incentives directed to clean energy generation, most notably, passing the Inflation Reduction Act in 2022. As a result, the solar industry is expected to grow at a rapid rate and become a significant source of new power generation, displacing some carbon-based alternatives.

○	Increase the velocity of installation. We believe a reduction in the time required to install a residential solar installation improves both pricing power with third-party channel relationships and customer retention. Beginning in 2022, we decentralized all design, permitting and scheduling activities to local and regional Company hubs, while continuing to leverage the benefits of scale across shared services. We will continue to utilize lean principles and practices to optimize workflow and improve installation timelines.

○	Expand cost-efficient direct sales channel. We have embarked on a multi-year initiative to develop a robust, direct sales team designed to complement our third-party channel partners. This direct sales team is incentivized to develop business across the residential markets where we operate, with an emphasis on rooftop solar installations. In 2022, the direct sales team was responsible approximately 20% of total residential installation revenue, versus approximately 5% in the prior year.

○	Drive efficient sourcing and procurement. We intend to shift an increased proportion of our sourcing away from foreign, third-party distribution channels toward U.S. based original equipment manufacturers, an approach that will allow for improved surety of supply. By year-end 2024, we intend to source a significant share of our panel and component inventory from U.S. based producers, whereas no materials are currently sourced domestically. During 2022, we grew total inventory by $16.2 million thereby ensuring product availability during a period of elevated customer demand.

○	Drive sustained margin expansion. We believe key drivers of margin expansion include programmatic price increases; market share gains in both our core California commercial market and new geographic regions; reductions in lead times; optimization of our sales channel partner network; an increased mix of revenue derived from our direct sales force; increased productivity resulting from recent headcount investments; and the adoption of lean principles to reduce cost and drive continuous improvement. Over time, we expect to achieve improved margin realization, as recent performance improvement initiatives are further implemented.

Company Operations

Employees

As of December 31, 2022, we employed approximately 625 employees of which 622 were full-time employees with 2 of those employees on temporary layoff, medical, family or disability leave. We also utilize outside subcontractors to assist with installing commercial solar systems for our commercial customers. Our direct installation labor is a combination of employees and contract labor.

Sales and Marketing

As of December 31, 2022, we had approximately 142 employees primarily focused on sales, sales support and marketing, compared to approximately 35 employees as of December 31, 2021.

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

We believe we have an advantage in the commercial solar market given our extensive contact list, resulting from our experience in the construction market, which provides access to customers. Through our network of vendors, participation in a variety of industry trade associations and independent sales consultants, we now have a growing list of repeat clients, as well as an active and loyal referral network.

Financing

To promote sales, we assist customers in obtaining financing through our network of lenders that offer leases, loans or Power Purchase Agreements (“PPAs”). A PPA is a contract between two parties, one which generates electricity and the other purchases the electricity. The Company believes that offering a variety of financing options to its sales channels and end-customers promotes differentiation and enables solar adoption. The Company expanded its financing partner relationships in 2022 and will continue to do so in the future, as financing products evolve.

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

Facilities

We maintain sales and installation offices in Roseville, Sacramento, Morgan Hill, Durham, Tulare, Santa Ana and Riverside, California. We also maintain sales and installation offices in Provo and St. George, Utah; Phoenix, Arizona; Las Vegas, Nevada; Centennial, Colorado; El Paso, Mesquite and McAllen, Texas; Albuquerque, New Mexico; Bloomingdale, Minnesota; Columbia, South Carolina; and Mequon, Wisconsin. We lease all of our offices and facilities.

Customers

Approximately 88% of our 2022 revenue came from residential installations while residential revenue was 77% of total revenue in 2021. The increase in residential revenue as a percentage of total revenue is the result of the Solcius Acquisition in April 2021 and its inclusion for the full year of 2022. Approximately 12% of our total revenue in 2022 came from commercial installations, down from 23% in 2021.

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

Inflation Reduction Act

On August 16, 2022, President Biden signed the Inflation Reduction Act (IRA) into law. This legislative package includes major policy initiatives across multiple industries from healthcare to clean energy. It is particularly focused on carbon reduction and replacing reliance on fossil fuels in the U.S., providing long-term tax credits and incentives for a myriad of renewable energy and electrification technologies.

For the US solar industry, the passage of this legislation gives the industry the most long-term certainty for federal tax credits it has ever had. Assuming no significant changes to the IRA, the industry should have ten years of certainty between the extensions of the current investment tax credit (ITC) and production tax credit (PTC), in addition to a new technology-neutral tax credit that begins after 2024. This stands in stark contrast to the one-, two-, or five-year extensions of the last decade that have typically been passed in the final days of the year.

Equally as important, key provisions of the Solar Energy Manufacturing for America Act (SEMA) were included in the IRA, which means, for the first time, the US solar industry will have access to production tax credits and an investment tax credit for domestic manufacturing across the solar value chain. Multiple companies have already announced commitments to build new domestic facilities, which will diversify and bolster the US solar supply chain over the long term.

The IRA extends the provisions of the Solar Investment Tax Credit (ITC) which allows residential homeowners who install designated solar energy systems between January 1, 2022, through the end of 2032, to receive a tax credit of 30% of the cost from their federal income taxes. If owners owe less than that amount in federal taxes for the year they install their solar system, they can carry over any unused credit for as long as the ITC is in effect, January 1, 2032. After 2032, the residential ITC will start to phase out to 26% in 2033, 22% in 2034, and will end in 2035 unless Congress renews the provisions. The base commercial project ITC rate is 30%. To claim the ITC, solar developers and their sub-contractors must use union labor or prevailing wages during construction and the first five years of operations

The IRA also enhances the ITC for certain projects placed into service after December 31, 2022. In the case of the PTC, the credit can increase if the solar projects meet certain requirements. The IRA also created the Advanced Manufacturing Production Credit (Section 45X), which provides for an additional 10% increase in the ITC if a project uses domestically produced materials and the total materials for the project are at least 40% U.S.-made.

Notwithstanding the foregoing, Congress may take action to change or eliminate portions of the IRA, which could adversely affect our business by reducing or eliminating the incentives or credits set forth in the IRA, as signed into law last year.

NEM 3.0 Update

Net Energy Metering (NEM) is utilized in California to allow consumers to participate in transmitting solar power generated from their systems and selling the power back to the grid. This benefit has allowed consumers to improve the economics of their investment in solar by lowering the consumers overall energy bill and shortening the payback period. In December 2022, the California Public Utility Commission issued a final decision on NEM 3.0, which would degrade economics of residential and commercial solar projects by lowering the export rate by 75%, a key benefit of solar. While the reduction in export rate is significant, the cost of solar relative to current electricity bills and the expected inflationary pressures on future utility rates is likely to continue to make solar economical. Additionally, homeowners may augment their solar systems with batteries, to ensure that excess power generated during the day is exported to the grid during peak pricing times.

Anti-Circumvention Investigation Update

On March 28, 2022, the Department of Commerce (DOC) announced it would initiate an anti-circumvention investigation of Chinese anti-dumping and countervailing duties (AD/CVD) for solar cells and modules imported from Cambodia, Malaysia, Thailand, and Vietnam. This investigation (referred to throughout as the anti-circumvention investigation) was initiated by a petition submitted in February 2022 by California-based module manufacturer Auxin Solar. The petition alleges that solar cell and module manufacturers are circumventing existing AD/CVD tariffs that apply to Chinese imports by manufacturing solar cells and modules in the four named countries using raw inputs from China. In June 2022, the Biden Administration implemented a 24-month moratorium on any anti-circumvention duties that Commerce decides later this summer to impose on solar cells and panels imported from Vietnam, Malaysia, Thailand and Cambodia. Module manufacturers from the impacted countries have since reopened plants and are likely to regain full production by the end of 2023. In December 2022, the U.S. Department of Commerce published its preliminary determination that certain manufacturers of solar energy products in Malaysia, Vietnam, Thailand, and Cambodia that rely on Chinese-origin inputs are circumventing U.S. antidumping and countervailing duties relating to crystalline silicon photovoltaic cells and modules of Chinese origin. Assuming the results of Commerce’s preliminary findings are upheld in the final determination, once the Biden Administration’s two-year tariff waiver for covered goods coming from Southeast Asia expires in June 2024, manufacturers of solar energy products in Malaysia, Vietnam, Thailand, and Cambodia will be required to pay AD/CVD duties on most imports of solar energy products from these countries. None of our existing supply chain was impacted by this decision, as our key suppliers were not found to be circumventing existing tariffs.

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

We had an accumulated deficit of $143,471,000 and $115,260,000 as of December 31, 2022 and December 31, 2021, respectively. We incurred annual operating losses since our inception. We anticipate becoming profitable as we increase our installation revenue and reduce our costs as a percentage of revenue. However, there can be no assurances that these actions will result in sustained profitability. We are subject to all the risks incidental to the sales, development, and costs of construction of new solar energy revenues, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business.

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

A significant outbreak of epidemic, pandemic, or contagious diseases in the human population, such as the COVID-19 pandemic, could result in a widespread health crisis that could adversely affect the broader economies, financial and capital markets, commodity and energy prices, and overall demand environment for our products. A global health crisis could affect, and has affected, our workforce, customers and vendors, as well as economies and financial markets globally, potentially leading to an economic downturn, which could decrease spending, adversely affecting the demand for our products.

In response to the COVID-19 pandemic, many state, local, and foreign governments put in place, and others in the future may put in place, travel restrictions, quarantines, “stay at home” orders and guidelines, and similar government orders and restrictions, in an attempt to control the spread of the disease. Such restrictions or orders resulted in, and may continue to result in, business closures, work stoppages, slowdowns and delays, among other effects that could negatively impact our operations, as well as the operations of our customers and business partners. Such results had and may have a material adverse effect on our business, operations, financial condition, results of operations, and cash flows. Although many restrictions relating to COVID-19 are no longer in place, the restrictions continue to impact our operations today and governments may re-enact restrictions or lockdowns, which may adversely affect our business.

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

We continue to closely monitor the COVID-19 pandemic and related regulations. Due, in part, to the COVID-19 pandemic, our organization continues to operate both in person and virtually across the United States as deemed necessary by management, which entails the need for us to continue to support remote workforces at greater scale than we have before COVID-19.

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

We believe that a significant number of our customers decide to buy solar energy because they want to pay less for electricity than what is offered by traditional utilities. However, distributed residential solar energy has yet to achieve broad market adoption as evidenced by the fact that distributed solar has penetrated less than 5% of its total addressable market in the U.S. residential sector.

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

In addition, any changes to government or internal utility regulations and policies that favor electric utilities could reduce our competitiveness and cause a significant reduction in demand for our products and services. For example, certain jurisdictions have proposed assessing fees on customers purchasing energy from solar energy systems or imposing a new charge that would disproportionately impact solar energy system customers who utilize net energy metering, either of which would increase the cost of energy to those customers and could reduce demand for our solar energy systems. It is possible charges could be imposed on not just future customers but our existing customers, causing a potentially significant consumer relations problem and harming our reputation and business. Due to the amount of our business in California, any such changes in these markets would be particularly harmful to our business, results of operations, and future growth. For example, In December 2022, the California Public Utility Commission issued a final decision on NEM 3.0, which would degrade economics of residential and commercial solar projects by lowering the export rate by 75%, a key benefit of solar.

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

Many of the states where we currently serve customers has adopted a net energy metering policy. Net energy metering typically allows our customers to interconnect their on-site solar energy systems to the utility grid and offset their utility electricity purchases by receiving a bill credit at the utility’s retail rate for energy generated by their solar energy system that is exported to the grid in excess of the electric load used by the customer. At the end of the billing period, the customer simply pays for the net energy used or receives a credit at the retail rate if more energy is produced than consumed. Utilities operating in states without a net energy metering policy may receive solar electricity that is exported to the grid when there is no simultaneous energy demand by the customer without providing retail compensation to the customer for this generation.

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

Limits on net energy metering, interconnection of solar energy systems and other operational policies in key markets could limit the number of solar energy systems installed in those markets. For example, the California Public Utilities Commission (“CPUC”) issued a final decision on NEM 3.0, which would degrade economics of residential and commercial solar projects by lowering the export rate by 75%, a key benefit of solar. In 2022, we generated 41% of our revenue in California.

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

Our inability to arrange financing for our customers could hurt our future business.

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

With the acquisition of Solcius in April 2021, we have reduced our concentration in California by having a presence in several more states. We expect our near-term future growth to occur outside of California and to further expand our customer base and operational infrastructure. However, our business and results of operations are now particularly susceptible to adverse regional economic, regulatory, political, weather and other conditions in the greater southwest, Texas and north central regions of the United States.

Our customer acquisition function is concentrated with certain third-party solar sales channel partners and our growth depends on maintaining and expanding these relationships.

A key component of our growth strategy is to develop or expand our relationships with third parties. For example, we are investing resources in establishing strategic relationships with dealers and sales channel partners, to generate new customers. Developing new relationships may not occur as quickly as planned or may not generate new customers as planned. A significant portion of our business depends on attracting and retaining new and existing solar dealers and sales channel partners. For example, we diversified our market and product concentration following the acquisition of Solcius in April 2021. Solcius utilizes a combination of authorized dealers and a direct sales strategy to generate new customers. Since the acquisition, Solcius has had three authorized dealers that combined accounted for more than 54% of Solcius’ revenue for 2022, down from 56% of revenue in 2021. Negotiating relationships with our solar partners, investing in due diligence efforts with potential solar partners, training such third parties and contractors, and monitoring them for compliance with our standards require significant time and resources and may present greater risks and challenges than expanding a direct sales or installation team. If we are unsuccessful in establishing or maintaining our relationships with these third parties, our ability to grow our business and address our market opportunities could be impaired. Even if we are able to establish and maintain these relationships, we may not be able to execute on our goal of leveraging these relationships to meaningfully expand our business, brand recognition and customer base. This would limit our growth and our opportunities to generate significant additional revenue or cash flows.

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

We plan to continue to issue restricted stock unit grants, performance grants, stock options or other forms of equity awards in the future as a method of attracting and retaining employees, motivating performance, and aligning the interests of employees with those of our shareholders. If we are unable to implement and maintain equity compensation arrangements that provide sufficient incentives, we may be unable to retain our existing employees and attract additional qualified candidates. If we are unable to retain our existing employees and attract additional qualified candidates, our business and results of operations could be adversely affected. Currently the vast majority of the exercise prices of all outstanding stock options are greater than the current stock price.

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

We have remaining goodwill of approximately $32.2 million associated with the acquisition of Solcius LLC together with intangible assets totaling $5.3 million. We will be required to continue to evaluate this goodwill and intangibles for impairment based on the fair value of the operating business units to which this goodwill and intangible assets relate, at least once a year. These estimated fair values could change if we are unable to achieve operating results at the levels that have been forecasted, the market valuation of that business unit decreases based on transactions involving similar companies, or there is a permanent, negative change in the market demand for the services offered by the business unit. These changes could result in further impairment of the existing goodwill and intangible balances and that could require a material non-cash charge to our results of operations.

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

Climate change poses a systemic threat to the global economy and will continue to do so until our society transitions to renewable energy and decarbonizes. While our core business model seeks to accelerate this transition to renewable energy, there are inherent climate-related risks to our business operations. Warming temperatures throughout the United States, and in California, our biggest market, in particular, has contributed to extreme weather, intense drought, and increased wildfire risks. These events have the potential to disrupt our business, our third-party suppliers, and our customers, and may cause us to incur additional operational costs. For instance, natural disasters and extreme weather events associated with climate change can impact our operations by delaying the installation of our systems, leading to increased expenses and decreased revenue and cash flows in the period. They can also cause a decrease in the output from our systems due to smoke or haze. Additionally, if weather patterns significantly shift due to climate change, it may be harder to predict the average annual amount of sunlight striking each location where our solar energy systems are installed. This could make our solar service offerings less economical overall or make individual systems less economical.

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

Although our business has historically benefited from the declining cost of solar panels, our financial results may be harmed due to increases in the cost of solar panels and tariffs on imported solar panels imposed by the U.S. government.

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

If tariffs are imposed or other disruptions to the supply chain occur, our ability to purchase these products on competitive terms or to access specialized technologies from those countries could be limited. Any of those events could harm our financial results by requiring us to account for the cost of trade penalties or to purchase solar panels or other system components from alternative, higher-priced sources.

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

In 2022, approximately 88% of our revenue came from on contracts and transactions with residential customers. We must comply with numerous federal, state, and local laws and regulations that govern matters relating to our interactions with residential consumers, including those pertaining to privacy and data security, consumer financial and credit transactions, home improvement contracts, warranties, and door-to-door solicitation. These laws and regulations are dynamic and subject to potentially differing interpretations, and various federal, state and local legislative and regulatory bodies may expand current laws or regulations, or enact new laws and regulations, regarding these matters. Changes in these laws or regulations or their interpretation could dramatically affect how we operate, acquire customers, and manage and use information we collect from and about current and prospective customers and the costs associated therewith. We strive to comply with all applicable laws and regulations relating to our interactions with residential customers. It is possible, however, that these requirements may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. Our non-compliance with any such law or regulations could also expose us to claims, proceedings, litigation and investigations by private parties and regulatory authorities, as well as substantial fines and negative publicity, each of which may materially and adversely affect our business. We have incurred, and will continue to incur, significant expenses to comply with such laws and regulations, and increased regulation of matters relating to our interactions with residential consumers could require us to modify our operations and incur significant additional expenses, which could have an adverse effect on our business, financial condition and results of operations.

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

One potentially permanent result of the COVID-19 pandemic is remote work. As portions of our workforce remain remote workers, this has the potential to increase the likelihood of a cyber-attack.

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

Pursuant to various “at the market” agreements (“ATM Agreements”) with sales agents (each, an “Agent”), Sunworks has periodically sold shares of common stock (the “Placement Shares”) through an Agent. Sales of the Placement Shares pursuant to ATM Agreements, were deemed to be “at the market offerings” as defined in Rule 415 promulgated under the Securities Act. The Agent acted as sales agent and used commercially reasonable efforts to sell on Sunworks’ behalf all of the Placement Shares requested to be sold by Sunworks, consistent with its normal trading and sales practices, on mutually agreed terms between the Agent and Sunworks. During 2019 Sunworks sold 2,920,968 shares under an ATM Agreement, with net proceeds for the shares of $6,694,000. In 2020 we sold 17,009,685 shares, with net proceeds of $41,406,000. In 2021 we sold 5,356,984 shares with net proceeds of $61,600,000. In 2022 we sold 5,754,161 shares with net proceeds of $17,104,000.

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

Volatility and rising interest rates could adversely impact our business. While interest rates have been at long-term historic lows in recent years, they have recently increased, and may continue increasing in the near future or remain high for an extended period of time. While we do not provide company branded financing solutions to our customers, we partner with a diverse group of funding partners. Rising interest rates increases the cost of capital for our funding partners, which are typically passed onto our customers. As a result of the increase in the cost of our products and services, there might be less adoption of solar systems and our cash flow might be negatively impacted. Rising interest rates could further affect the housing market, which in turn, could adversely affect our residential business, which amounted to 88% of our revenue in 2022.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We lease offices and mixed-use facilities. We do not own any real estate. All facilities are leased. Leases in some cases are month to month with the longest lease expiring in February of 2027.

The table below summarizes those leases for which the original lease term was greater than one year.

Location	Square Footage	Monthly Base Lease Rate	Building Type	Lease Expiration Date
Riverside, CA	11,102	$9,385	Mixed Use	Jan-2023
Roseville, CA	3,363	6,894	Office	Feb-2023
Phoenix, AZ	1,800	1,764	Mixed Use	Jun-2023
Tulare, CA	5,000	4,783	Mixed Use	Jul-2023
Albuquerque, NM	5,377	5,000	Mixed Use	Aug-2023
Columbia, SC	2,225	1,495	Mixed Use	Aug-2023
McAllen, TX	3,600	2,250	Mixed Use	Sep-2023
Centennial, CO	6,443	5,906	Mixed Use	Sep-2023
Bloomington, MN	4,200	2,940	Mixed Use	Sep-2023
Durham, CA	15,600	11,000	Mixed Use	Oct-2023
Santa Ana, CA	1,072	1,876	Office	Dec-2023
Las Vegas, NV	5,900	4,337	Mixed Use	Dec-2023
Sacramento, CA	11,968	8,497	Mixed Use	Feb-2024
St. George, UT	4,000	4,800	Mixed Use	Feb-2024
St. George, UT	1,640	2,050	Mixed Use	Mar-2024
Mesquite, TX	3,815	2,531	Mixed Use	Jun-2024
Morgan Hill, CA	1,233	2,343	Mixed Use	Aug-2024
Mequon, WI	7,553	4,091	Mixed Use	Oct-2024
El Paso, TX	6,000	3,875	Mixed Use	Sep-2025
Provo, UT	35,803	24,500	Mixed Use	Nov-2026
Riverside, CA	14,280	18,207	Mixed Use	Feb-2027

All of these properties are adequate for our current needs. We expect that we can extend our leases on these properties, or replace them with similar space, at approximately the same cost.

Item 3. Legal Proceedings.

We are not currently a party to any legal proceedings that individually or in the aggregate, are deemed to be material to our financial condition or results of operations.

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

Holders of Common Stock.

On December 31, 2022, we had 125 registered holders of record of our common stock. The number of registered holders does not bear any relationship to the number of beneficial owners of the common stock as most of the Company’s common stock is held in street name at securities brokerage firms.

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

The Acquisition was consummated on April 8, 2021 pursuant to a Membership Interest Purchase Agreement, dated as of April 8, 2021 (the “Purchase Agreement”), by and between Buyer and Seller. The purchase price for Solcius consisted of $51,750 in cash, subject to post-closing adjustments related to working capital, cash, indebtedness, and transaction expenses.

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

Commercial Solar Energy (CSE)

Through our CSE subsidiaries, we design, arrange financing, integrate, install, and manage systems ranging in size from 2kW (kilowatt) for residential projects to multi-MW (megawatt) systems for larger commercial and public works projects. Commercial installations have included installations at office buildings, manufacturing plants, warehouses, service stations, churches, and agricultural facilities such as farms, wineries, and dairies. Public works installations have included school districts, local municipalities, federal facilities and higher education institutions. Commercial solar represented 12% of our 2022 revenue, compared to 23% of our revenue in 2021. Commercial Solar primarily operates in California.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include estimates used to review our goodwill and intangibles, for possible impairments and estimations of long-lived assets, revenue recognition on construction contracts recognized over time, fair value of assets acquired and liabilities assumed in a business combination, allowances for uncollectible accounts, finance lease right-of-use assets and liabilities, operating lease right-of-use assets and liabilities, warranty reserves, inventory valuation, valuations of non-cash capital stock issuances and the valuation allowance on deferred tax assets. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable in the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Revenue Recognition

Revenues and related costs on commercial construction contracts are recognized as the performance obligations for work are satisfied over time in accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers. Under ASC 606, revenue and associated profit, engineering, procurement and construction (“EPC”) projects for residential and smaller commercial systems that require us to deliver functioning solar power systems are generally completed within two to twelve months from commencement of construction. Construction on larger commercial and public works projects may be completed within eighteen to thirty-six months, depending on the size and location. We recognize revenue on residential projects following final inspection and approvals by all jurisdictions. We recognize revenue on commercial projects over time as our performance creates or enhances an energy generation asset controlled by the customer.

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

The Company retains a valuation consulting firm to assist in testing for goodwill impairment in the fourth quarter of each year or whenever events or circumstances indicate that the carrying amount of an asset exceeds its fair value and may not be recoverable. In accordance with the Company’s policies, the Company performed a quantitative assessment of goodwill at December 31, 2022 and no impairment was found. The quantitative assessment performed at December 31, 2021, resulted in an impairment of $5,464 of goodwill primarily related to its CSE business.

Stock-Based Compensation

The Company periodically issues restricted stock units (“RSUs”), stock options and performance stock units (“PSUs”) to employees and directors. The Company accounts for RSUs, stock option grants and PSUs issued and vesting to employees based on the authoritative guidance provided by the Financial Accounting Standards Board (“FASB”) whereas the value of the award is measured on the date of grant and recognized over the vesting or performance period.

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

Accounts Receivable

Accounts receivables are recorded on contracts for amounts currently due based upon progress billings, as well as retention, which are collectible upon completion of the contracts. Retention receivable is the amount withheld by a customer until a contract is completed. Retention receivables of $455 and $309 were included in the balance of trade accounts receivable as of December 31, 2022 and 2021, respectively.

The Company performs ongoing credit evaluation of its customers. Management monitors outstanding receivables based on factors surrounding the credit risk of specific customers, historical trends, age of receivables and other information, and records bad debts using the allowance method. Accounts receivable are presented net of an allowance for doubtful accounts of $935 at December 31, 2022 and $454 at December 31, 2021. During the year ended December 31, 2022, $473 was recorded as bad debt expense compared to $454 in 2021.

Inventory

Inventory is valued at lower of cost or net realizable value determined by the first-in, first-out method. Inventory primarily consists of panels, inverters, batteries and mounting racks and other materials. The Company reviews the cost of inventories against their estimated net realizable value and records write-downs if any inventories have costs in excess of their net realizable values. Inventory is presented net of an allowance of $227 at December 31, 2022 and $312 at December 31, 2021.

Warranty Liability

The Company establishes warranty liability reserves to provide for estimated future expenses as a result of installation, product and performance defects, product recalls and litigation incidental to the Company’s business. Liability estimates are determined based on management’s judgment, considering such factors as historical experience, the likely current cost of corrective action, manufacturers’ and subcontractors’ participation in sharing the cost of corrective action, and consultations with third party experts such as engineers. Solar panel manufacturers currently provide substantial warranties of between ten to twenty-five years with full reimbursement to replace and install replacement panels. Inverter manufacturers currently provide warranties covering ten to fifteen years including replacement and installation. The warranty liability for estimated future warranty costs at December 31, 2022 and 2021 is $1,596 and $1,251, respectively.

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

Impact of COVID-19

Our business and operations may continue to be impacted by the continued COVID-19 pandemic, which has resulted in significant governmental measures being implemented to control the spread of the virus, including quarantines, travel restrictions and business shutdowns. The uncertain macroeconomic environment created by the COVID-19 pandemic has had and may continue to have a significant, adverse impact on our business. To assist readers in reviewing management’s discussion and analysis of financial condition and results of operations, we provide the following discussion regarding the effects COVID-19 has had on the Company, what management expects the future impact to be, how we are responding to evolving circumstances and how we are planning for further COVID-19 uncertainties.

State and local directives, guidelines, and other restrictions, as well as consumer behavior, continue to impact our operations in the regions in which we operate, particularly California. Although less impactful today, COVID-19 and the governmental directives materially disrupted the operations of the local and state governments by closing or restricting operations at city, county and state offices for design reviews, permitting projects, and inspections of projects. This disruption negatively impacted our ability to complete projects, generate revenue on projects in backlog and causes many customers to delay decisions on new projects.

Although there is uncertainty around the continued impact and severity the COVID-19 pandemic has had, and will continue to have, on our operations, these developments and measures have negatively affected our business. We will continue to manage the impact through appropriate operational measures.

As the COVID-19 pandemic and its effects evolve, we are monitoring our business to ensure that our expenses are in line with expected cash generation. The extent to which our results are affected by the COVID-19 pandemic will largely depend on future developments which cannot be accurately predicted and are uncertain.

Results of Operations for the Years Ended December 31, 2022 and 2021

CONSOLIDATED RESULTS

Revenue and Cost of Goods Sold

For the year ended December 31, 2022, revenue was $161,935 compared to $101,154 for the year ended December 31, 2021. Approximately 88% of revenue in 2022 was from installations for the residential markets at $142,093, compared to 77% of revenue or $77,861 for the prior year. Residential market revenue increased as a result of the full year inclusion of the Solcius Acquisition, which was completed in April 2021 and the expansion of our direct sales force and growth across the traditional dealer channel. Commercial market revenue was 12% of total revenue, or $19,842, for 2022, compared to 23%, or $23,293, of revenue in the prior year. The reduction was primarily driven by lower new orders in the preceding quarters.

Cost of goods sold for the year ended December 31, 2022 was $90,621, or 56.0% of revenue, compared to $60,372, or 59.7% of revenue, reported for the year ended December 31, 2021.

Gross profit was $71,314 for the year ended December 31, 2022. This compares to $40,782 of gross profit for the prior year. Gross margin improved to 44.0% in 2022 compared to 40.3% in 2021. The gross margin improvement in the current year period is predominantly driven by a mix of higher margin residential revenue, partially offset by inflationary pressures on materials and labor. The change in estimate for the capitalization of specifically identifiable costs related directly to in-process residential installation contracts increased gross profit by approximately $3,458 (2.1%) for the year ended December 31, 2022.

Revenue and gross profit in the year ended December 31, 2022 were positively impacted by the Solcius Acquisition. In contrast, the prior year Solcius results were only included from the April 8, 2021 acquisition date through the end of 2021.

Selling and Marketing Expenses

For the year ended December 31, 2022, our selling and marketing expenses were $59,206, compared to $32,760 for the year ended December 31, 2021. As a percentage of revenue, selling and marketing expenses were 36.6% of revenue in 2022, compared to 32.4% of revenue in 2021. Selling and marketing expenses increased in the current year as a result of higher residential revenue, as the residential business model focuses on lead generation and effective interaction with third-party sales organizations.

General and Administrative Expenses

Total G&A expenses for the year ended December 31, 2022 was $34,122, compared to $24,826 for the year ended December 31, 2021. The G&A expenses increased from the prior year period as a result of the Solcius Acquisition, which was completed in April 2021, and increases in salaries and benefits in support of the revenue growth.

Stock-Based Compensation Expense

During the year ended December 31, 2022, we incurred $2,396 in total non-cash stock-based compensation expense, compared to $3,734 for the same period in the prior year. The year-over-year decrease in stock-based compensation is the result of the vesting of the Solcius Acquisition related RSUs and stock options granted in April 2022. Partially offsetting the reduction in stock-based compensation expense is the non-cash expense for expanding RSU grants during 2022 as part of the compensation structure to a broader population of employees.

Depreciation and Amortization Expenses

Depreciation and amortization expense for the year ended December 31, 2022 was $4,823, which includes $1,024 recorded in cost of goods sold compared to $5,877, which includes $2,655 recorded in cost of goods sold in the prior year. Depreciation and amortization expenses decreased in the current year period as a result of a portion of the $15,600 of identified intangible assets of Solcius being fully amortized within 2021 following the closing of the Solcius Acquisition in April 2021. The estimated useful lives range from nine months to ten years.

Other Income (Expense)

Other income was $92 for the year ended December 31, 2022, compared to $2,599 for 2021. Other income in 2022 period was the result of equipment sales, most of which were fully depreciated. Other income in the prior year period was primarily the result of the June 2021 forgiveness of the Paycheck Protection Program loan of $2,847 and $34 of accrued loan interest. Interest expense is primarily for interest on finance leases. Interest expense for the year ended December 31, 2022, was $172, compared to $381 during the year ended December 31, 2021.

Income Tax Expense

Income tax expense was $94 for the year ended December 31, 2022, compared to no income tax expense in the prior year period. The income tax expense in the current period is attributable to the Texas margin tax related to our Texas-based operations, which we acquired as a result of the Solcius Acquisition in April 2021.

Net Loss

The net loss for the year ended December 31, 2022 was $28,211. The net loss for the year ended December 31, 2021 was $26,625.

Orders and Backlog

For the year ended December 31, 2022, our combined backlog of residential and commercial projects was $87,000, representing an increase of 51% compared to the prior year end. Residential Solar segment originations increased 28% in the year ended 2022, compared to the prior year, driven by growth in both dealer and direct channels. Within this segment, originations generated from the direct sales channel were approximately 23%, compared to approximately 4% in the prior period, due to execution against our stated goal to diversify our sources of originations. As a result of these improvements, the Residential Solar backlog increased to $54,600, or 38% on a year-over-year basis. We expect to execute against our Residential Solar segment backlog over the next 1-5 months, as project complexity, jurisdictional requirements, materials and labor availability each influence timelines for completion.

Commercial Solar segment orders were approximately $36,000 for the year ended 2022, compared to approximately $11,000 during the prior year. The Commercial Solar segment backlog increased to approximately $32,400, during 2022, which represents a 78% increase on a year-over-year basis. We expect to execute against this backlog over the next 3 to18 months, subject to receiving timely authorizations to proceed with construction from the various stakeholders.

RESIDENTIAL SOLAR SEGMENT KEY PERFORMANCE INDICATORS

	Years Ended
	December 31,
	2022	2021
Net Total Originations (Watts in thousands)	54,280	31,709
Installation (Watts in thousands)	33,126	17,642
Average Project Size Installed (Watts)	6,621	5,985
Revenue	$139,967	$72,278
Gross Margin	49.2%	50.2%
Operating (Loss)	$(10,314)	$(9,403)
Operating (Loss) %	(7.4)%	(13.1)%

COMMERCIAL SOLAR SEGMENT KEY PERFORMANCE INDICATORS

	Years Ended
	December 31,
	2022	2021
Net Total Orders	$36,130	$10,986
Revenue	$21,968	$28,876
Gross Margin	11.2%	15.7%
Operating (Loss)	$(8,287)	$(4,577)
Operating (Loss) %	(37.7)%	(15.9)%

Liquidity and Capital Resources

We had $7,807 in unrestricted cash at December 31, 2022, as compared to $19,719 at December 31, 2021. We believe that the aggregate of our existing cash and cash equivalents is sufficient to meet our operating cash requirements and strategic objectives for growth for at least the next year. To satisfy our capital requirements, including acquisitions and ongoing future operations, we may seek to raise additional financing through debt and equity financings.

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

As of December 31, 2022, our working capital surplus was $23,596 compared to a working capital surplus of $28,736 at December 31, 2021.

During the year ended December 31, 2022, we used $28,190 of cash in operating activities compared to $29,210 used in operating activities for the prior year ended December 31, 2021. The cash used in operating activities was primarily the result of the current year net loss combined with investments in working capital to secure inventory and minimize the impacts of supply chain disruption.

The cash used in investing activities totaled $313 in 2022 for purchases of equipment. Net cash used in investing activities totaled $51,325 for the year ended December 31, 2021, including $50,619 net cash used to complete the Solcius acquisition and the remaining for purchases of property, plant and equipment.

Net cash provided by financing activities during the year ended December 31, 2022 was $16,516. This increase was primarily due to net proceeds from sales of our common stock in 2022. Net cash provided by financing activities during the year ended December 31, 2021 was $61,238. This increase was primarily due to net proceeds from sales of our common stock in 2021.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity, or capital expenditures.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data.

SUNWORKS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Sunworks, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Sunworks, Inc. (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Irvine, California

March 10, 2023

SUNWORKS, INC.

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2022 AND 2021

(in thousands, except share and per share data)

	December 31, 2022	December 31, 2021
Assets
Current Assets:
Cash and cash equivalents	$7,807	$19,719
Restricted cash	248	323
Accounts receivable, net	13,873	4,568
Inventory	26,401	10,219
Contract assets	20,699	14,498
Other current assets	5,824	4,154
Total Current Assets	74,852	53,481
Property and equipment, net	2,154	3,195
Finance lease right-of-use assets, net	2,487	1,407
Operating lease right-of-use assets	2,779	2,502
Deposits	192	132
Intangible assets, net	5,290	7,910
Goodwill	32,186	32,186
Total Assets	$119,940	$100,813

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable and accrued liabilities	$24,567	$11,127
Contract liabilities	24,960	12,201
Finance lease liability, current portion	631	424
Operating lease liability, current portion	1,098	993
Total Current Liabilities	51,256	24,745

Long-Term Liabilities:
Finance lease liability, net of current portion	1,470	542
Operating lease liability, net of current portion	1,681	1,509
Warranty liability	1,596	1,251
Total Long-Term Liabilities	4,747	3,302
Total Liabilities	56,003	28,047

Commitments and contingencies

Shareholders’ Equity:
Preferred stock Series B, $0.001 par value, 5,000,000 authorized shares; no shares issued and outstanding	-	-
Common stock, $0.001 par value; 50,000,000 authorized shares; 35,374,978 and 29,193,772 shares issued and outstanding, at December 31, 2022 and 2021, respectively	35	29
Additional paid-in capital	207,373	187,997
Accumulated deficit	(143,471)	(115,260)
Total Shareholders’ Equity	63,937	72,766

Total Liabilities and Shareholders’ Equity	$119,940	$100,813

The accompanying notes are an integral part of these consolidated financial statements.

SUNWORKS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

(in thousands, except share and per share data)

	2022	2021
Revenue, net	$161,935	$101,154

Cost of Goods Sold	90,621	60,372

Gross Profit	71,314	40,782

Operating Expenses
Selling and marketing	59,206	32,760
General and administrative	34,122	24,826
Goodwill impairment	-	5,464
Stock-based compensation	2,396	3,734
Depreciation and amortization	3,799	3,222

Total Operating Expense	99,523	70,006

Operating Loss	(28,209)	(29,224)

Other Income (Expense)
Other income, net	16	2,894
Interest expense	(172)	(381)
Gain on disposal of property and equipment	248	86

Total Other Income, net	92	2,599

Loss Before Income Taxes	(28,117)	(26,625)

Income Tax Expense	94	-

Net Loss	(28,211)	$(26,625)

Net Loss per common share, basic and diluted	$(0.86)	$(0.99)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
Basic and diluted	32,830,421	26,947,023

The accompanying notes are an integral part of these consolidated financial statements.

SUNWORKS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

(in thousands, except share data)

	Common stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2020	23,835,258	$24	$122,668	$(88,635)	$34,057
Issuance of common stock for cashless exercise of options	1,530	-	-	-	-
Sales of common stock pursuant to S-3 registration statement, net	5,356,984	5	61,595	-	61,600
Stock-based compensation	-	-	3,734	-	3,734
Net loss	-	-	-	(26,625)	(26,625)
Balance at December 31, 2021	29,193,772	29	187,997	(115,260)	72,766
Issuance of common stock under terms of restricted stock grants	477,069	-	-	-	-
Tax withholdings related to net share settlements of equity awards	(50,024)	-	(118)	-	(118)
Sales of common stock pursuant to S-3 registration statement, net	5,754,161	6	17,098	-	17,104
Stock-based compensation	-	-	2,396	-	2,396
Net loss	-	-	-	(28,211)	(28,211)
Balance at December 31, 2022	35,374,978	$35	$207,373	$(143,471)	$63,937

The accompanying notes are an integral part of these consolidated financial statements.

SUNWORKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

(in thousands)

	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(28,211)	$(26,625)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	4,823	5,877
Amortization of right-of-use asset	1,107	1,066
Gain on sale of equipment	(248)	(86)
Paycheck Protection Program loan forgiveness	-	(2,881)
Stock-based compensation	2,396	3,734
Goodwill impairment	-	5,464
Bad debt expense	473	454
Changes in Operating Assets and Liabilities, net of acquisition:
Accounts receivable	(9,778)	(403)
Inventory	(16,258)	(5,207)
Deposits and other current assets	(1,730)	(2,408)
Contract assets	(6,201)	(4,765)
Accounts payable and accrued liabilities	13,440	(3,152)
Contract liabilities	12,759	668
Warranty liability	345	120
Operating lease liability	(1,107)	(1,066)
NET CASH USED IN OPERATING ACTIVITIES	(28,190)	(29,210)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Solcius LLC, net of cash acquired	-	(50,619)
Purchase of property and equipment	(629)	(805)
Proceeds from sale of property and equipment	316	99
NET CASH USED IN INVESTING ACTIVITIES	(313)	(51,325)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on finance lease liabilities	(470)	(362)
Proceeds from sales of common stock, net	17,104	61,600
Payments for taxes related to net share settlement of equity awards	(118)	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	16,516	61,238

NET CHANGE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(11,987)	(19,297)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, BEGINNING OF YEAR	20,042	39,339
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, END OF YEAR	$8,055	$20,042

Cash and cash equivalents	$7,807	$19,719
Restricted cash	248	323
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, END OF YEAR	$8,055	$20,042

CASH PAID FOR:
Interest	$89	$57
Franchise and corporate excise taxes	$174	$42

SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS
Increase in operating right-of-use assets and liabilities due to lease modification	$-	$132
Right-of-use assets obtained in exchange for new operating lease liability	$1,384	$1,056
Right-of-use assets obtained in exchange for new finance lease liability	$1,668	$492

The accompanying notes are an integral part of these consolidated financial statements.

SUNWORKS, INC.

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

(dollars in thousands, except share and per share data)

1. ORGANIZATION AND LINE OF BUSINESS

Organization and Line of Business

Sunworks, Inc. (“We” or the “Company”) provides photovoltaic (“PV”) and battery-based power and storage systems for the residential and commercial markets. Commercial projects include commercial, agricultural, industrial and public works projects. We operate in several residential and commercial markets including California, Utah, Nevada, Arizona, New Mexico, Texas, Colorado, Minnesota, Wisconsin, Massachusetts, Rhode Island, New York, Pennsylvania, New Jersey and South Carolina. Through our operating subsidiaries, we design, arrange financing, integrate, install, and manage systems ranging in size from 2kW (kilowatt) for residential projects to multi-MW (megawatt) systems for larger commercial and public works projects. Commercial installations have included installations at office buildings, manufacturing plants, warehouses, service stations, churches, and agricultural facilities such as farms, wineries, and dairies. Public works installations have included school districts, local municipalities, federal facilities and higher education institutions.

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

The Solcius Acquisition was consummated on April 8, 2021, pursuant to a Membership Interest Purchase Agreement, dated as of April 8, 2021 (the “Purchase Agreement”), by and between Buyer and Seller. The purchase price for Solcius consisted of $51,750 in cash, subject to post-closing adjustments related to working capital, cash, indebtedness and transaction expenses. The acquired assets and operating results of Solcius are included in these consolidated financial statements and footnotes since the date of acquisition through December 31, 2022 (see Note 3).

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Sunworks, Inc., and its wholly owned operating subsidiaries, Sunworks United Inc., Commercial Solar Energy, Inc. and Solcius LLC. All material intercompany transactions have been eliminated upon consolidation of these entities.

Liquidity

The accompanying consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has historically incurred significant operating losses.

During 2022 we raised $17,104 through the sale of shares from our 2021 Registration Statement. $19,400 remains available under that same 2021 Registration Statement. Additionally, our 2022 Registration Statement allows for an additional $75,000 to be raised.

We believe that the aggregate of our existing cash and cash equivalents is sufficient to meet our operating cash requirements and strategic objectives for growth for at least the next year. To satisfy our capital requirements, including acquisitions and ongoing future operations, we may seek to raise additional financing, including access to our Sales Agreement (as defined in Note 12) or through debt offerings.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include estimates used to review the Company’s goodwill and intangibles, for possible impairments and estimations of long-lived assets, revenue recognition on construction contracts recognized over time, fair value of assets acquired and liabilities assumed in a business combination, allowances for uncollectible accounts, finance lease right-of-use assets and liabilities, operating lease right-of-use assets and liabilities, warranty reserves, inventory valuation, valuations of non-cash capital stock issuances and the valuation allowance on deferred tax assets. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable in the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Change in Accounting Estimate

In July 2022, we completed an assessment of the contract fulfillment costs that give rise to an asset for residential contracts. We determined that additional specifically identifiable costs related directly to residential contracts can be capitalized, in accordance with Accounting Standards Codification (“ASC”) Section 340-40. The additional capitalized costs of approximately $3,458 as of December 31, 2022, include the allocation of costs that relate directly to the residential contracts. For the year ended December 31, 2021, the related capitalizable contract fulfillment costs were not material.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current presentation. The reclassifications impact historical cost of goods sold, depreciation, amortization and general and administrative expenses. For the year ended December 31, 2021, $655 of depreciation and $2,000 of backlog amortization previously reported in depreciation and amortization expense and $1,210 of costs previously reported in general and administrative expense are now reclassified to cost of goods sold. Additionally, other reclassifications impact historical segment reporting disclosures as historical corporate payroll costs were moved from the commercial operations segment to the corporate segment for enhanced reporting disclosures.

Segment Reporting

We currently operate in three segments based upon our organizational structure and the way in which our operations are managed and evaluated. Our largest segment is Residential Solar which are projects smaller in size and shorter in duration. Our second operating segment is Commercial Solar Energy which includes projects that are commonly larger in size and longer in duration serving commercial, industrial, agricultural and public works customers. Our third segment is Corporate, which is responsible for general company oversight and management. Disaggregating the corporate costs from the residential and commercial operations simplifies the performance evaluation of the Residential Solar and Commercial Solar Energy segments.

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

For residential contracts, the Company recognizes revenue upon completion of the job as determined by final inspection. We recognize revenue for systems operations and maintenance over the term of the service period. Revenue from systems operations and maintenance were not significant or material in either 2022 or 2021.

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

Changes in estimates for commercial projects occur for a variety of reasons, including, but not limited to (i) construction plan accelerations or delays, (ii) product cost forecast changes, (iii) change orders, or (iv) changes in other information used to estimate costs. Changes in estimates may have a material effect in the Company’s consolidated statements of operations. The table below outlines the impact on revenue of net changes in estimated transaction prices and input costs for systems related sales contracts (both increases and decreases) for the years ended December 31, 2022 and 2021 as well as the number of projects that comprise such changes. For purposes of the following table, only projects with changes in estimates that have an impact on revenue and or cost of at least $100, calculated on a quarterly basis during the periods, were presented. Also included in the table is the net change in estimate as a percentage of the aggregate revenue for such projects.

	Year Ended
(In thousands, except number of projects)	December 31, 2022	December 31, 2021
Increase in revenue from net changes in transaction prices	$492	$286
Increase (decrease) in revenue from net changes in input cost estimates	(381)	815
Net increase (decrease) in revenue from net changes in estimates	$111	$1,101

Number of projects	4	9

Net change in estimate as a percentage of aggregate revenue for associated projects	1.3%	8.3%

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

	As of
(In thousands)	December 31, 2022	December 31, 2021
Contract Assets	$20,699	$14,498
Contract Liabilities	24,960	12,201

During the year ended December 31, 2022, the Company recognized revenue of $9,045 that was included in contract liabilities as of December 31, 2021. During the year ended December 31, 2021, the Company recognized revenue of $4,511 that was included in contract liabilities as of December 31, 2020.

The following table represents the average percentage of completion as of December 31, 2022 for EPC projects that the Company is constructing. The Company expects to recognize $32,363 of revenue upon transfer of control of the projects.

Project	Revenue Category	Expected Years Revenue Recognition Will Be Completed	Average Percentage of Revenue Recognized
Various Projects	EPC services	2023 - 2024	48.2%

Accounts Receivable

Accounts receivables are recorded on contracts for amounts currently due based upon progress billings, as well as retention, which are collectible upon completion of the contracts. Retention receivable is the amount withheld by a customer until a contract is completed. Retention receivables of $455 and $309 were included in the balance of trade accounts receivable as of December 31, 2022, and 2021, respectively.

The Company performs ongoing credit evaluation of its customers. Management monitors outstanding receivables based on factors surrounding the credit risk of specific customers, historical trends, age of receivables and other information, and records bad debts using the allowance method. Accounts receivable are presented net of an allowance for doubtful accounts of $935 at December 31, 2022, and $454 at December 31, 2021. During 2022, $473 was recorded as bad debt expense compared to $454 in 2021.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Restricted Cash

The Company considers restricted cash to be cash balances that have legal or contractual restrictions imposed by a third party and are restricted as to withdrawal or use except for the specified purpose.

Concentration Risk

Cash includes amounts deposited in financial institutions in excess of insurable Federal Deposit Insurance Corporation (“FDIC”) limits. At times throughout the year, the Company may maintain cash balances in certain bank accounts in excess of FDIC limits. As of December 31, 2022 and 2021, the cash balance in excess of the FDIC limits was $7,735 and $19,631, respectively. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk in these accounts.

Inventory

Inventory is valued at lower of cost or net realizable value determined by the first-in, first-out method. Inventory primarily consists of panels, inverters, batteries, optimizers, mounting racks and other materials. The Company reviews the cost of inventories against their estimated net realizable value and records write-downs if any inventories have costs in excess of their net realizable values. Inventory is presented net of an allowance of $227 at December 31, 2022 and $312 at December 31, 2021.

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

Leases

The Company determines if an arrangement is a lease at inception. Operating lease right-of-use assets (“ROU assets”) and short-term and long-term lease liabilities are included in the consolidated balance sheet. The Company also has finance lease ROU assets and finance lease liabilities, which are presented in the consolidated balance sheet.

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

Warranty Liability

The Company establishes warranty liability reserves to provide for estimated future expenses as a result of installation, product and performance defects, product recalls and litigation incidental to the Company’s business. Liability estimates are determined based on management’s judgment, considering such factors as historical experience, the likely current cost of corrective action, manufacturers’ and subcontractors’ participation in sharing the cost of corrective action, and consultations with third party experts such as engineers. Solar panel manufacturers currently provide substantial warranties of between ten to twenty-five years with full reimbursement to replace and install replacement panels. Inverter manufacturers currently provide warranties covering ten to fifteen years including replacement and installation. The warranty liability for estimated future warranty costs at December 31, 2022 and 2021 is $1,596 and $1,251, respectively.

Advertising and Marketing

The Company expenses advertising and marketing costs as incurred. Advertising and marketing costs may include printed material, billboards, sponsorships, direct mail, radio, telemarketing, tradeshow costs, magazine, and catalog advertisement. Advertising and marketing costs for the years ended December 31, 2022 and 2021 were $1,527 and $864, respectively.

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

Basic and Diluted Net (Loss) per Share Calculations

(Loss) per Share dictates the calculation of basic earnings (loss) per share and diluted earnings per share. Basic earnings (loss) per share are computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The shares for employee options and unvested RSUs were not used in the calculation of the net loss per share.

A net loss causes all outstanding common stock options to be anti-dilutive. As a result, the basic and diluted losses per common share are the same for the year ended December 31, 2022 and 2021.

As of December 31, 2022, the potentially dilutive securities were excluded from the computations of weighted average shares outstanding including 211,720 stock options and 999,858 unvested RSUs.

As of December 31, 2021, the potentially dilutive securities were excluded from the computations of weighted average shares outstanding including 290,684 stock options and 1,185,889 unvested RSUs.

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

The Company retains a valuation consulting firm to assist in testing for goodwill impairment in the fourth quarter of each year and whenever events or circumstances indicate that the carrying amount of an asset exceeds its fair value and may not be recoverable. At December 31, 2021 we performed a quantitative assessment of goodwill. It was determined that the remaining carrying of goodwill resulting from the acquisitions made in 2014 and 2015 exceeded their fair value and we recorded an impairment of $5,464 for the remaining balances. At December 31, 2022 we performed a quantitative assessment of goodwill and determined that there was no impairment of goodwill.

Fair Value of Financial Instruments

Disclosures about fair value of financial instruments, requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. As of December 31, 2022, the amounts reported for cash, accrued interest and other expenses, approximate the fair value because of their short maturities.

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

New Accounting Pronouncements

Management reviewed currently issued pronouncements during the year ended December 31, 2022, and believes that any other recently issued, but not yet effective, accounting standards, if currently adopted, would not have a material effect on the accompanying consolidated financial statements.

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

During the year ended December 31, 2021, we recorded total transaction costs related to the Acquisition of $774. These expenses were accounted for separately from the net assets acquired and are included in general and administrative expense for 2021.

Pro Forma Information (Unaudited)

The results of operations for the Acquisition since the April 8, 2021 closing date have been included in our December 31, 2021 consolidated financial statements and include approximately $72,279 of total revenue. The following unaudited pro forma financial information represents a summary of the consolidated results of operations for the years ended December 31, 2022 and 2021, assuming the acquisition had been completed as of January 1, 2020. The pro forma financial information includes certain non-recurring pro forma adjustments that were directly attributable to the business combination. The proforma adjustments include the elimination of Acquisition transaction expenses totaling $774 incurred in 2021, and adjustments to recognize amortization of intangible assets, retention stock-based compensation programs and retention bonus accruals. The pro forma financial information is not necessarily indicative of the results of operations that would have been achieved if the acquisition had been effective as of these dates, or of future results.

	Year ended
	December 31, 2022	December 31, 2021

Revenue, net	$161,935	$127,304

Net Loss	$(25,956)	$(20,304)

4. REVENUE FROM CONTRACTS WITH CUSTOMERS

The following table represents a disaggregation of revenue by customer type from contracts with customers for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021
Residential	$142,093	$77,861
Commercial	11,464	17,125
Public Works	8,378	6,168
Total	$161,935	$101,154

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

Segment net revenue, segment operating expenses and segment contribution (loss) information consisted of the following for the years ended December 31, 2022 and 2021.

	Year Ended December 31, 2022
	Residential Solar	Commercial Solar	Corporate	Total
Net revenue	$139,967	$21,968	$-	$161,935
Cost of goods sold	71,113	19,508	-	90,621
Gross profit	68,854	2,460	-	71,314

Operating expenses
Selling and marketing	55,048	3,206	952	59,206
General and administrative	19,562	7,409	7,151	34,122
Segment loss	(5,756)	(8,155)	(8,103)	(22,014)

Stock-based compensation	759	132	1,505	2,396
Depreciation and amortization	3,799	-	-	3,799
Operating loss	$(10,314)	$(8,287)	$(9,608)	$(28,209)

	Year Ended December 31, 2021
	Residential Solar	Commercial Solar	Corporate	Total
Net revenue	$72,278	$28,876	$-	$101,154
Cost of goods sold	36,028	24,344	-	60,372
Gross profit	36,250	4,532	-	40,782

Operating expenses
Selling and marketing	28,489	4,000	271	32,760
General and administrative	11,291	5,031	8,503	24,825
Segment loss	(3,530)	(4,499)	(8,774)	(16,803)

Goodwill impairment	-	5,464	-	5,464
Stock-based compensation	2,725	3	1,006	3,734
Depreciation and amortization	3,148	75	-	3,223
Operating loss	$(9,403)	$(10,041)	$(9,780)	$(29,224)

Assets by operating segment are as follows:

December 31, 2022
Operating Segment:
Residential Solar	$90,113
Commercial Solar	21,772
Corporate	8,055
$119,940

6. PROPERTY AND EQUIPMENT, NET

Property and equipment is summarized as follows at December 31, 2022 and 2021:

	2022	2021
Leasehold improvements	$463	$442
Vehicles & trailers	775	723
Machinery & equipment	847	778
Office equipment & furniture	579	439
Computers & software	3,810	3,552
	6,474	5,934
Less accumulated depreciation	(4,320)	(2,739)
	$2,154	$3,195

7. RIGHT-OF-USE OPERATING LEASES

The Company has ROU operating leases for offices, warehouses, vehicles, and office equipment. The Company’s leases have remaining lease terms of 1 year to 5 years, some of which include options to extend.

The Company’s operating lease expense for the years ended December 31, 2022 and 2021 amounted to $1,597 and $1,452, respectively. Operating lease payments, which reduced operating cash flows for the years ended December 31, 2022 and 2021 amounted to $1,597 and $1,452, respectively. The difference between the ROU asset amortization of $1,107 and the associated lease expense of $1,597 consists of early cancellation of a facility lease obligation, new facility leases, short-term leases excluded from the ROU asset calculation, basic operating lease expenses included in the lease expense for property and sales taxes, triple net and common area charges for facilities and other equipment and vehicle lease related charges.

Supplemental balance sheet information related to leases is as follows:

	Year Ended December 31,
	(in thousands)
	2022	2021
Operating lease right-of-use assets	$2,779	$2,502

Operating lease liabilities—short term	1,098	993
Operating lease liabilities—long term	1,681	1,509
Total operating lease liabilities	$2,779	$2,502

As of December 31, 2022, the weighted average remaining lease term was 3.4 years and the weighted average discount rate for the Company’s leases was 4.5%.

Minimum payments for the operating leases are as follows:

Operating Leases
(in thousands)
2023	$1,143
2024	686
2025	582
2026	527
2027	43
Total lease payments	$2,981
Less: imputed interest	202
Total	$2,779

8. RIGHT-OF-USE FINANCE LEASES

The Company has finance leases for vehicles. The Company’s finance leases have remaining lease terms of 1 year to 4 years.

Supplemental balance sheet information related to finance leases is as follows:

	Year Ended December 31,
	(in thousands)
	2022	2021
Finance lease right-of-use asset cost	$3,543	$1,868
Finance lease right-of-use accumulated amortization	(1,056)	(461)
Finance lease right of use asset, net	2,487	1,407

Finance lease obligation—short term	631	424
Finance lease obligation—long term	1,470	542
Total finance lease obligation	$2,101	$966

As of December 31, 2022, the weighted average remaining lease term was 2.5 years and the weighted average discount rate for the Company’s leases was 6.7%.

Minimum finance lease payments for the remaining lease terms are as follows:

December 31, 2022
(in thousands)
2023	$749
2024	618
2025	583
2026	384
2027	10
Total lease payments	$2,344
Less: imputed interest	243
Total	$2,101

9. INTANGIBLE ASSETS, NET

The Company’s intangible assets at December 31, 2022 consist of the following:

	Amortization periods	Cost	Accumulated amortization	Net carrying value
Trademarks	10 Years	$5,200	$(910)	$4,290
Backlog of projects	9 Months	2,000	(2,000)	-
Covenant not-to-compete	3 Years	2,400	(1,400)	1,000
Software (included in property and equipment)	3 Years	3,400	(1,983)	1,417
Dealer relationships	18 Months	2,600	(2,600)	-
		$15,600	$(8,893)	$6,707

Intangible assets are stated at their original estimated value at the date of acquisition. The amortization of intangible assets commences upon acquisition. The intangible assets are being amortized using the straight-line method over the intangible asset’s estimated useful life:

Amortization expenses for intangible assets for the years ended December 31, 2022 and 2021 is as follows:

	Year Ended December 31,
	(in thousands)
	2022	2021
Trademarks	$520	$390
Backlog of projects	-	2,000
Covenant not-to-compete	800	600
Software	1,133	850
Dealer relationships	1,300	1,300
	$3,753	$5,140

Estimated future amortization expense for the Company’s intangible assets as of December 31, 2022 is as follows:

Years ending December 31,
2023	$2,453
2024	$1,004
2025	$520
2026	$520
2027	$520
Thereafter	$1,690

Depreciation and amortization expense on property and equipment and intangible assets for the years ended December 31, 2022 and 2021 was $4,823 and $5,877, respectively.

10. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at December 31, 2022 and 2021 are as follows:

	2022	2021
Trade payables	$15,721	$3,929
Accrued payroll, bonuses and benefits	4,997	3,132
Accrued expenses and dealer commissions	3,849	4,066
Total	$24,567	$11,127

11. PAYCHECK PROTECTION PROGRAM LOAN PAYABLE

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

12. CAPITAL STOCK

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

On January 9, 2015, we filed two Certificates of Designations, Preferences, and Rights, for Series A Preferred Stock and Series B Preferred Stock with the Secretary of State of the State of Delaware, or the Certificates of Designations, establishing the rights, preferences, privileges, qualifications, restrictions and limitations relating to 4,400 shares of our Series A Convertible Preferred Stock, par value $0.001 per share, and 1,700,000 shares of our Series B Preferred Stock, par value $0.001 per share. As of December 31, 2022 and 2021, there are were no shares of our preferred stock outstanding.

At The Market Offerings

On January 27, 2021 the Company filed a Registration Statement on Form S-3 (File No. 333-252475) (the “2021 Registration Statement”) which was declared effective by the Securities and Exchange Commission (“SEC”) on February 3, 2021 and which allows the Company to offer and sell, from time to time in one or more offerings, any combination of common stock, preferred stock, warrants, or units having an aggregate initial offering price not to exceed $100,000.

On February 10, 2021, the Company entered into a Sales Agreement (the “Roth Sales Agreement”) with Roth Capital Partners, LLC (the “Agent RCP”), pursuant to which the Company could offer and sell from time to time, through the Agent RCP, shares of the Company’s common stock, (the “2021 Placement Shares”), registered under the Securities Act, pursuant to the 2021 Registration Statement.

On October 21, 2021, the Company filed a prospectus supplement with the SEC, (the “2021 Prospectus Supplement”) pursuant to which the Company could offer and sell from time to time, through the Agent RCP, up to $25,000 of the 2021 Placement Shares pursuant to the 2021 Registration Statement in “at the market offerings,” as defined in Rule 415 promulgated under the Securities Act.

On June 8, 2022, the Company entered into a Sales Agreement (the “Roth/Northland Sales Agreement”) with Roth Capital Partners, LLC and Northland Securities, Inc. (each an “Agent” and collectively, the “Agents”), pursuant to which the Company may offer and sell from time to time up to an aggregate of $26,800 of shares of the Company’s common stock (the “June 2022 Placement Shares” and together with the 2021 Placement Shares, the “Placement Shares”), through the Agents. On June 8, 2022, the Company filed a prospectus supplement with the SEC that covers the sale of June 2022 Placement Shares to be sold under the Sales Agreement (the “2022 Prospectus Supplement”).

The June 2022 Placement Shares are registered under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to the Registration Statement on Form S-3 (File No. 333-252475) (the “2021 Registration Statement”), which was originally filed with the SEC on January 27, 2021 and declared effective by the SEC on February 3, 2021, the base prospectus contained within the 2021 Registration Statement, and the 2022 Prospectus Supplement. The June 2022 Placement Shares may be sold by the Company in “at the market offerings,” as defined in Rule 415 promulgated under the Securities Act, through the Agents.

On June 1, 2022, the Company filed a Registration Statement on Form S-3 (File No. 333-265336) (the “2022 Registration Statement”) with the SEC. The 2022 Registration Statement allows the Company to offer and sell, from time to time in one or more offerings, any combination of common stock, preferred stock, warrants, or units having an aggregate initial offering price not to exceed $75,000. The 2022 Registration Statement was declared effective by the Securities and Exchange Commission (“SEC”) SEC on August 5, 2022. No shares have been sold in connection with the 2022 Registration Statement.

2022 At The Market Offerings

During 2022, 5,754,161 of the Placement Shares were sold under the Roth/Northland Sales Agreement and Roth Sales Agreements. Total gross proceeds for the sales were $17,521 and such shares were sold at an average sale price of $3.04 per share. Net proceeds from such sales, after brokerage costs, professional, registration and other fees were $17,104 or $2.97 per share.

2021 At The Market Offerings

In 2021, 5,356,984 shares of common stock were sold under Roth Sales Agreements for total gross proceeds of $63,067 or $11.77 per share. Net proceeds after brokerage costs, professional, registration and other fees were $61,600 or $11.49 per share.

13. STOCK – BASED COMPENSATION

Options

As of December 31, 2022, the Company has incentive stock options and non-qualified stock options outstanding to purchase 211,720 shares of common stock, per the terms set forth in the option agreements. The stock options vest at various times and are exercisable for a period of five years from the date of grant at exercise prices ranging from $2.52 to $12.15 per share, the market value of the Company’s common stock on the date of each grant. The Company determined the fair market value of these options by using the Black Scholes option valuation model. Option forfeitures are accounted for as they occur.

On April 12, 2021, subject to the 2016 Plan, the Company granted eight members of Solcius management incentive stock options for a total of 260,000 shares of common stock. The entire 260,000 options vested on April 8, 2022, the one-year anniversary date of the Solcius acquisition. The exercise price of each option share is $12.15, the closing price of Sunworks stock on April 12, 2021. The Company determined the fair market value of these options at $10.30 per share by using the Black Scholes option valuation model. The annualized volatility was 126.0 percent with an annual risk-free interest rate of 1.69 percent. The options mature and expire in five years from date of grant.

During 2021, using cashless option exercises, 2,218 options were exercised resulting in 1,530 net shares being issued.

A summary of the Company’s stock option activity and related information follows:

	2022		2021
		Weighted		Weighted
	Number	Average	Number	Average
	of	Exercise	of	Exercise
	Options	Price	Options	Price
Outstanding, beginning January 1	290,684	$11.65	88,441	$11.02
Granted	-	-	260,000	12.15
Exercised	-	-	(2,218)	2.10
Forfeited	(73,251)	11.73	(29,113)	7.38
Expired	(5,713)	10.50	(26,426)	19.93
Outstanding, and expected to vest as of December 31	211,720	$11.66	290,684	$11.65
Exercisable at the end of December 31	211,720	$11.66	28,042	$7.88
Weighted average fair value of options granted during period		$-		$12.15

The following summarizes the options to purchase shares of the Company’s common stock which were outstanding at December 31, 2022:

			Weighted
			Average
			Remaining
Exercisable	Stock Options	Stock Options	Contractual
Prices	Outstanding	Exercisable	Life (years)
$8.68	7,142	7,142	0.37
$7.63	2,142	2,142	0.41
$3.07	3,071	3,071	1.62
$2.52	4,365	4,365	1.75
$12.15	195,000	195,000	3.28
	211,720	211,720

Aggregate intrinsic value of options outstanding and exercisable at December 31, 2022 and 2021 was $0 and $2, respectively. Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the fiscal period, which was $1.58 and $3.07 as of December 31, 2022 and 2021, respectively, and the exercise price multiplied by the number of options outstanding.

The Company recorded stock-based compensation for stock options of $674 and $2,027 for the years ended December 31, 2022 and 2021, respectively.

Restricted Stock Units

The following table summarizes the Company’s restricted stock unit activity during the year ended December 31, 2022 and 2021:

A summary of the Company’s restricted stock unit activity and related information follows:

	2022		2021
	Number	Weighted Average Grant Date	Number	Weighted Average Grant Date
	of	Value per	of	Value per
	Shares	Share	Shares	Share
Unvested, beginning January1	1,185,889	$5.11	-	$-
Granted	337,972	2.39	1,195,889	5.14
Vested	(467,069)	7.04	(10,000)	9.07
Forfeited	(56,934)	3.35	-	-
Unvested at the end of December 31,	999,858	3.54	1,185,889	5.11

RSUs granted during the year ended December 31, 2022 vest in a variety of ways. Some RSUs vest on the one-year anniversary of the date of grant. Other RSUs vest one-third on the one-year anniversary date of the grant and then monthly over the next 24 months. Other RSUs vest one-third on each annual anniversary date for the next three years. Another portion of the RSUs are performance based and vest on achieving certain revenue and cash flow and profitability goals measured annually or in some cases for the year 2024.

The total combined stock option, RSU compensation expense recognized in the consolidated statements of operations during the years ended December 31, 2022 and 2021 was $2,396 and $3,734, respectively.

14. INCOME TAXES

The Company is recording an income tax expense for state franchise and minimum taxes only, due to operating losses incurred for the years ended December 31, 2022 and 2021. State franchise and minimum taxes are included in general and administrative expense. The Company accounts for income taxes in accordance with ASC 740, which requires that the tax benefit of net operating losses, temporary differences and credit carryforwards be recorded as an asset to the extent that management assesses that realization is “more likely than not.” Realization of the future tax benefits is dependent on the Company’s ability to generate sufficient taxable income within the carryforward period. No tax benefit has been reported in the 2022 consolidated financial statements, since the potential tax benefit is offset by a valuation allowance of the same amount.

The Company’s income tax provision consists of the following for the years ended December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021
Current:
Federal	$-	$-
State	94	75
Total current expense	$94	$75

Deferred:
Federal	$(5,350)	$(4,238)
State	(1,461)	(1,353)
Change in valuation allowance	6,811	5,591
Total deferred	$-	$-
Income tax provision	$94	$75

Deferred tax assets and liabilities reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows:

	December 31, 2022	December 31, 2021
Deferred tax assets:
Warranty, inventory and bad debt reserves	$650	$464
Other accrued expenses	660	228
Other	30	28
Property and equipment	177	39
Intangible assets	439	707
Deferred stock-based compensation	421	445
Limitation under 163(j)	476	440
Research and development credits	173	232
Net operating loss	19,199	12,830
Total deferred tax assets	22,225	15,413

Valuation allowances	(22,225)	(15,413)

Net deferred tax assets	$-	$-

A reconciliation of income taxes computed by applying the statutory U.S. income tax rate to the Company’s loss before income tax provision is as follows:

	2022	2021
U.S Federal statutory tax rate	21.00%	21.00%
State tax benefit, net	-1.27%	-1.08%
Research and development credits	-%	-%
Stock-based compensation	-1.85%	-1.59%
Impairment of goodwill	-%	-4.31%
PPP Loan forgiveness	-%	2.27%
Other	-0.01%	-0.07%
Valuation allowance	-18.21%	-16.50%

Effective income tax rate	-0.34%	-0.28%

At December 31, 2022, the Company had federal and state net operating loss carryforwards of approximately $73,000 and $62,200, respectively. In addition, the Company has federal research and development tax credit carryforwards of approximately $173. The federal net operating losses incurred in years beginning after January 1, 2018 in the amount of $61,100 can be carried forward indefinitely. The remaining $11,800 of federal net operating loss, research tax credit carryforwards and California net operating loss carryforwards will begin to expire in 2029 unless previously utilized. The California research and development credit carryforwards will carry forward indefinitely until utilized.

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

Due to the uncertainty surrounding the realization of the benefits of its deferred assets, including NOL carryforwards, the Company has provided a 100% valuation allowance on its deferred tax assets at December 31, 2022 and 2021, respectively.

The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740, Income Taxes. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. As of December 31, 2022, the Company had no uncertain tax positions for the years ended December 31, 2022 and 2021.

15. COMMITMENTS AND CONTINGENCIES

Litigation

From time to time, the Company is involved in routine litigation that arises in the ordinary course of business. There are no pending significant legal proceedings to which the Company is a party for which management believes the ultimate outcome would have a significant-negative impact on the Company’s financial position.

16. MAJOR CUSTOMER/SUPPLIERS

The Company utilizes a network of authorized dealers to source sales for its residential operations. For the year ended December 31, 2022, the three largest authorized dealers were responsible for approximately 54% of our consolidated revenue. For the year ended December 31, 2021, the three largest authorized dealers were responsible for approximately 56% of our consolidated revenue.

For the years ended December 31, 2022 and 2021 the Company had no projects that represented more than 10% of revenue.

As of December 31, 2022 the Company had a receivable balance from one customer for approximately $3,399 which was approximately 24% of the consolidated accounts receivable balance. As of December 31, 2021 the Company had a receivable balance from one customer for approximately $572 which was approximately 13% of the consolidated accounts receivable balance.

For the year ended December 31, 2022 we had two vendors that combined accounted for 47% of our cost of goods sold. For the year ended December 31, 2021 we had two vendors that accounted for 45% of our cost of goods sold.

17. SUBSEQUENT EVENTS

Subsequent to December 31, 2022 through March 10, 2023, there were no events, not otherwise described in these consolidated financial statements, requiring disclosure here.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013).

Management believes that the controls currently in place are adequate and operated effectively based upon the criteria established in “Internal Control-Integrated Framework” issued by the COSO, management concluded that as of December 31, 2022, our internal controls over financial reporting are effective.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

No Attestation Report by Independent Registered Accountant

The effectiveness of our internal control over financial reporting as of December 31, 2022 has not been audited by our independent registered public accounting firm by virtue of our exemption from such requirement as a smaller reporting company.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item will be included in our definitive Proxy Statement for the 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this Item will be included in our definitive Proxy Statement for the 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item will be included in our definitive Proxy Statement for the 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions and Director Independence.

The information required by this Item will be included in our definitive Proxy Statement for the 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information required by this Item will be included in our definitive Proxy Statement for the 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

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

(3) Exhibits.

The following exhibits are filed with this report, or incorporated by reference as noted:

(a)

1.1	Sales Agreement, dated February 10, 2021, between Sunworks, Inc. and Roth Capital Partners, LLC (incorporated by reference to the current report on Form 8-K with the Securities and Exchange Commission on February 11, 2021).

1.2	Sales Agreement, dated June 8, 2022, between Sunworks, Inc. and Roth Capital Partners, LLC and Northland Securities, Inc. (incorporated by reference to the current report on Form 8-K with the Securities and Exchange Commission on June 9, 2022).

2.1	Membership Interest Purchase Agreement, dated as of April 8, 2021, between Solcius Holdings, LLC and Sunworks United Inc. (incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 8, 2021).

3.1	Amended and Restated Certificate of Incorporation. (incorporated by reference to Exhibit 3.1 to the annual report on Form 10-K filed with the Securities and Exchange Commission on March 26, 2021).

3.2

Bylaws of Sunworks, Inc. (as updated through June 2, 2021) (incorporated by reference to Exhibit 3.2 to the annual report on Form 10-K filed with the Securities and Exchange Commission on March 11, 2022).

4.1	Description of Registrant’s Capital Stock (incorporated by reference from the annual report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission on March 30, 2020).

10.1#	Sunworks, Inc. 2016 Equity Incentive Plan (incorporated by reference to Schedule 14A filed with the Securities and Exchange Commission on May 18, 2016).

10.2	Form of Restricted Share Unit Agreement under the Sunworks, Inc. 2016 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the annual report on Form 10-K filed with the Securities and Exchange Commission on March 11, 2022).

10.3	Form of Stock Option Agreement under the Sunworks, Inc. 2016 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the annual report on Form 10-K filed with the Securities and Exchange Commission on March 11, 2022).

10.4#	Form of Director and Officer Indemnification Agreement (incorporated by reference from the quarterly report on Form 10-Q filed with the Securities and Exchange Commission on October 31, 2019).

10.5#	Employment Agreement effective as of January 11, 2021 between Sunworks, Inc. and Gaylon Morris (incorporated by reference to the current report on Form 8-K filed with the Securities and Exchange Commission on January 13, 2021).

10.6#	Amendment to the January 11, 2021 Employment Agreement between Sunworks, Inc. and Gaylon Morris (incorporated by reference to Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 11, 2022.

10.7#	Employment Agreement, dated October 5, 2021 between Sunworks, Inc. and Jason Bonfigt (incorporated by reference to the current report on Form 8-K filed with the Securities and Exchange Commission on October 7, 2021).

10.8#	Second Amendment to the January 11, 2021 Employment Agreement between Sunworks, Inc. and Gaylon Morris (incorporated by reference to the current report on Form 8-K filed with the Securities and Exchange Commission on January 30, 2023).

10.9	Amendment to the October 5, 2021 Employment Agreement between Sunworks, Inc. and Jason Bonfigt (incorporated by reference to the current report on Form 8-K filed with the Securities and Exchange Commission on January 30, 2023).

14.1	Sunworks, Inc. Code of Conduct, adopted May 2018 (incorporated by reference to the current report filed on June 5, 2018).

23.1	Consent of Independent Registered Public Accounting Firm

31.1*	Certification of Principal Executive Officer

31.2*	Certification of Principal Financial Officer

32.1**	Section 1350 Certificate of President and Chief Financial Officer

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

Date: March 10, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Judith Hall	Chairperson	March 10, 2023
Judith Hall

/s/ Gaylon Morris	Chief Executive Officer & Director	March 10, 2023
Gaylon Morris	(Principal Executive Officer)

/s/ Jason Bonfigt	Chief Financial Officer	March 10, 2023
Jason Bonfigt	(Principal Financial and Accounting Officer)

/s/ Patrick McCullough	Director	March 10, 2023
Patrick McCullough

/s/ Stanley Speer	Director	March 10, 2023
Stanley Speer

/s/ Rhone Resch	Director	March 10, 2023
Rhone Resch

