Form 10-K/A
period 2022-12-31
Sunworks, Inc.
filed 2023-05-01
CIK 1172631

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates as of June 30, 2022 was $51.7 million.

The outstanding number of shares of common stock as of March 31, 2023 was 35,555,335.

Auditor Name	Auditor Location	Auditor Form ID
KMJ Corbin & Company LLP	Irvine, California	PCAOB ID: 170

EXPLANATORY NOTE

This Amendment No. 1 to this Annual Report on Form 10-K/A (“Form 10-K/A”) is being filed by Sunworks, Inc. in order to disclose information required by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K, which information was previously omitted from Sunworks’ Form 10-K for the fiscal year ended December 31, 2022 (the “2022 Original Form 10-K”) in reliance on Instruction G to Form 10-K . The 2022 Original Form 10-K was filed with the Securities and Exchange Commission (the “SEC”) on March 10, 2023.

Sunworks has elected to postpone its 2023 Annual Meeting of Stockholders until later in 2023. As a result, Sunworks will not be filing its definitive proxy statement for the 2023 Annual Meeting of Stockholders within 120 days of the end of its most recent fiscal year (as required under Instruction G to Form 10-K). Therefore, Sunworks is filing this Form 10-K/A in order to incorporate information that would have been contained in the definitive proxy statement into the 2022 Original Form 10-K. Sunworks is also filing as Exhibits to the Form 10-K/A certifications with respect to this filing by its principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002; accordingly, Item 15 of Part IV has also been amended to reflect the filing of these new exhibits. Because no financial statements are being filed in this Form 10-K/A, and this Form 10-K/A does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. Sunworks is also not including the certifications required under Section 906 of the Sarbanes-Oxley Act of 2002, since no financial statements are being filed with this Form 10-K/A.

This Form 10-K/A is limited in scope to the items identified above and should be read in conjunction with the 2022 Original Form 10-K and Sunworks’ other filings with the SEC. This Form 10-K/A does not reflect events occurring after the filing of the 2022 Original Form 10-K or modify or update those disclosures affected by subsequent events. Consequently, all other information is unchanged and reflects the disclosures made at the time of the filing of the 2022 Original Form 10-K.

References herein to “we,” “us,” “Sunworks,” and “the Company” are to Sunworks, Inc. and its wholly-owned subsidiaries Sunworks United Inc. (“Sunworks United”), and its wholly-owned subsidiaries Solcius, LLC (“Solcius”) and Commercial Solar Energy Inc. (“CSE”).

i

ii

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors

The following persons are the directors on our board of directors (the “Board”) and hold the positions set forth opposite their names.

Name	Age	Director Since	Position
Gaylon Morris	50	2021	Chief Executive Officer and Director
Judith Hall	60	2019	Chairperson of the Board
Stanley Speer	62	2018	Director
Rhone Resch	56	2016	Director
Patrick McCullough	50	2021	Director

Background of Directors

Gaylon Morris has served as Chief Executive Officer and a director of the Company since January 2021 after two decades leading large-scale engineering and construction companies through transition and growth. Prior to joining the Company, Mr. Morris served as Business Strategist at Rosendin Electric, one of the largest electrical contractors, from September 2019 to March 2020, where he was responsible for identifying, researching, and developing go-to-market strategies to target new market opportunities. Before Rosendin Electric, Mr. Morris was Senior Vice President of Operations for Strategic Growth and Market Development at Cupertino Electric, Inc. (“CEI”), a large, national electrical contractor, since October 2016. At CEI, Mr. Morris was responsible for developing and successfully implementing strategies for CEI’s growth divisions, specifically in Modular Manufacturing, Renewable Energy (photovoltaics and storage), and Utility Electrical (transmission, distribution, and substation). Other previous experience of Mr. Morris includes senior executive roles at NTS Corporation, Methode Electronics and MET Laboratories, along with serving in the United States Navy, where he was a Submarine Service Reactor Plant Operator. Mr. Morris earned a B.S. in Liberal Arts from the University of the State of New York – Regents College.

Mr. Morris is qualified to serve on the Board because of his experience in senior executive roles and his extensive background in business strategy.

Judith Hall has served as a director of the Company since October 2019 and as Chairperson of the Board since April 2021. Prior to joining the Board, Ms. Hall served as Chief Legal Officer and General Counsel of Recurrent Energy, LLC, one of North America’s largest utility-scale solar developers. From 2000 to 2009, Ms. Hall served as Associate General Counsel of Babcock & Brown LP, a global investment and advisory firm. From 1997 to 2000, Ms. Hall served as an Associate Attorney with Pillsbury Winthrop Shaw Pittman LLP in San Francisco, California. Ms. Hall earned a B.S. in Mechanical Engineering from the University of California, Berkeley, a J.D. from the University of California, Hastings and a LL.M. from the University of California, Berkeley.

Ms. Hall is qualified to serve on the Board because of her legal and industry experience together with her engineering education.

Stanley Speer has served as a director of the Company since May 2018. Since May 2020, Mr. Speer is the Chief Financial Officer for Cadiz, Inc., a publicly-held real estate and water resource management company. Additionally, Mr. Speer is the principal of Speer and Associates, LLC since 2012, a consulting firm he founded to provide practical operational, financial and strategic financial solutions to public and private businesses. Previously, Mr. Speer was a Managing Director with Alvarez & Marsal (“A&M”), in Los Angeles specializing in advising and assisting boards of directors, investment groups, management groups and lenders in a wide range of turnaround, restructuring and reorganization situations. Prior to joining A&M, Mr. Speer spent 10 years as Chief Financial Officer for Cadiz, Inc. (“Cadiz”) and its subsidiary Sun World International Inc., a fully-integrated agriculture company. Prior to Cadiz, Mr. Speer was a partner with Coopers & Lybrand (now PricewaterhouseCoopers), where he spent 14 years in the Los Angeles office specializing in business reorganizations and mergers and acquisitions. Mr. Speer earned a B.A. in Business Administration from the University of Southern California.

Mr. Speer is qualified to serve on the Board due to financial expertise and his many years of experience advising public and private companies.

Rhone Resch has served as a director of the Company since November 2016. In 2016, Mr. Resch founded and serves as Chief Executive Officer of the Advanced Energy Advisors, a strategic, impact consulting firm that helps clean energy companies navigate complex political, economic and business environments on tax, trade, energy and infrastructure issues. Mr. Resch is also founder, President and CRO of Solarlytics, Inc., a power electronics company producing advanced solar products. Previously, Mr. Resch served as the President and Chief Executive Officer of Solar Energy Industries Association from 2004 until 2016. From 1998 until 2004, Mr. Resch served as the Senior Vice President of Natural Gas Supply Association, and from 1993 until 1998 he served as the Program Manager of the United States Environmental Protection Agency – Office of Air and Radiation. From 1992 until 1993, Mr. Resch served as a Senior Analyst at Project Performance Corporation. Mr. Resch earned a B.A. in English/Natural Resources from the University of Michigan, a Master of Environmental Science from State University of New York and a Master of Public Administration, Management from the Maxwell School at Syracuse University.

Mr. Resch is qualified to serve on the Board because of his industry expertise and corporate leadership experience.

Patrick McCullough has served as a director of the Company since December 2021. Mr. McCullough brings more than 24 years of C-level experience with startup and mature public companies, including Fortune 500 companies, and relevant expertise in retail energy, renewables, oil & gas, industrial equipment, building products and automotive industries. Since January 2023, Mr. McCullough serves as the Chief Executive Officer of Produce Pay Inc., a digital marketplace and financial solutions provider to the farming industry. Prior to his current role, Mr. McCullough served as Chief Executive Officer, having been promoted from Chief Financial Officer, of Just Energy Group, Inc. (“Just Energy”), a publicly traded energy management solutions provider with revenues of approximately $3 billion (CAD). Just Energy sold residential rooftop solar solutions among other energy management offerings. In this role, Mr. McCullough led the transformation of Just Energy from a commoditized, push marketing business model to a customer-centric, differentiated value selling solutions provider. Previously, Mr. McCullough served as Chief Executive Officer, after being promoted from Chief Financial Officer, of Amonix, Inc. (“Amonix”), the leading designer and manufacturer of concentrated photovoltaic (CPV) solar power systems. Before joining Amonix, Mr. McCullough served as Chief Financial Officer of IMI Severe Service, a $700 million-plus global leader in severe service valve and control solutions serving fossil power, nuclear power, oil & gas and chemical processing industries. Previous roles included Division Chief Financial Officer for two different business units of Johns Manville, a Berkshire Hathaway Company, a series of positions of increasing responsibility for Visteon, a Tier 1 automotive systems provider and the Ford Motor Company. Mr. McCullough earned a B.S. in Mechanical Engineering and an M.B.A. from the University of Notre Dame.

Mr. McCullough is qualified to serve on the Board because of his financial expertise and corporate leadership experience.

Executive Officers

The following persons are our executive officers and hold the offices set forth opposite their names.

Name	Age	Position
Gaylon Morris(1)	50	Chief Executive Officer
Jason Bonfigt	45	Chief Financial Officer
Christopher Monahan	61	Chief Legal Officer

(1)	Mr. Morris’ background information is provided under the section entitled “Directors” under this Item 10.

Background of Executive Officers

Jason Bonfigt joined the Company in October 2021 as Chief Financial Officer. Prior to joining Sunworks, Jason held a number of financial roles with Broadwind, Inc. (“Broadwind”), a precision manufacturer of structures, equipment and components for the clean tech industry. Most recently, Jason served as Broadwind’s Chief Financial Officer and Treasurer from July 2017 through October 2021. He joined Broadwind in 2008 as Controller and soon became General Manager of Broadwind’s Badger Transport subsidiary, which was divested in 2011. Mr. Bonfigt was named Corporate Controller and Chief Accounting Officer of Broadwind in August 2016 before becoming Chief Financial Officer and Treasurer. Prior to joining Broadwind, Mr. Bonfigt held a series of finance positions at Schneider National, Inc., a Wisconsin-based trucking and logistics company. Mr. Bonfigt is a certified public accountant and earned a B.S. in Accounting and Finance from the University of Wisconsin–Green Bay, as well as an M.B.A. in Finance from the Kellogg School of Management at Northwestern University.

Christopher Monahan joined the Company in February 2022 as Chief Legal Officer. Mr. Monahan is a seasoned legal counselor, with deep knowledge and expertise in multiple areas of the law, as well as practical experience in engineering, business, and construction/project management. Mr. Monahan joins Sunworks from Thermal Engineering International (USA) Inc. (TEi), a leading supplier and installer of heat transfer technology to the electric power generation industry, where he served as General Counsel. Previously, he served as Deputy General Counsel at Parsons Corp., a publicly traded provider of technology, engineering, construction, cybersecurity, and technology products and services, where he oversaw the company’s domestic and international contracts, the prosecution and protection of the company’s intellectual property portfolio and managed a team of more than 50 lawyers and contracts managers. Prior to that, he was Chief Legal Counsel, Asia-Pacific, at AECOM/URS, a publicly listed global engineering and construction company, where he was responsible for managing the company’s contracts and legal affairs in the Asia Pacific region, including a 33-person legal team. Prior to going in-house, Mr. Monahan was a partner at the law firm of Morgan Miller & Blair. Mr. Monahan also worked as a civil engineer and in the construction management field before becoming an attorney. Mr. Monahan earned a B.S. degree in Accounting and Business Administration from Pepperdine University, a B.S. in Mechanical Engineering from California State University, Long Beach, a M.Sc. from the University of California, Los Angeles, a J.D. from Loyola Law School, and an LL.M in Business Law from the University of Sydney. Mr. Monahan is also a licensed professional civil engineer (California), a licensed attorney (California), and a licensed U.S. patent attorney.

Family Relationships

There are no family relationships among our directors and executive officers.

Involvement in Certain Legal Proceedings

There are no legal proceedings related to any of the directors or executive officer which require disclosure pursuant to applicable SEC rules.

Code of Conduct

We have adopted a Code of Conduct that applies to all of our directors, officers, and employees. The text of the Code of Conduct has been posted on our website and can be viewed on our Investors website (ir.sunworksusa.com) under the “Corporate Governance” tab. Any waiver of the provisions of the Code of Conduct for executive officers and directors may be made only by the Audit Committee and, in the case of a waiver for members of the Audit Committee, by the Board. We will promptly disclose on our website the nature of any amendment to, or waiver or implicit waiver from, our Code of Conduct that applies to our directors, officers and employees.

Process for Stockholder Nominations

There have been no material changes to the procedures by which stockholders may recommend nominees to the Board since we last provided disclosure of such procedures.

Audit Committee

The Board has a standing Audit Committee, consisting of Stanley Speer (Chair), Rhone Resch and Patrick McCullough as members. The Audit Committee acts under a written charter, which more specifically sets forth its responsibilities and duties, as well as requirements for the Audit Committee’s composition and meetings. The Amended and Restated Audit Committee Charter is available on our Investors website (ir.sunworksusa.com) under the “Corporate Governance” tab. The Audit Committee held four (4) meetings during the fiscal year ended December 31, 2022.

The Audit Committee’s responsibilities include: (i) the quality and integrity of our financial statements and disclosures; (ii) the independent auditor’s qualifications and independence; (iii) the performance of our internal audit function and independent registered public accounting firm; (iv) the adequacy and effectiveness of our internal controls; (v) our compliance with legal and regulatory requirements; and (vi) the processes utilized by management for identifying, evaluating, and mitigating strategic, financial, operational, regulatory, and external risks inherent in our business. The Audit Committee also prepares the Audit Committee report that is required pursuant to the rules of the SEC.

The Board has determined that each member of the Audit Committee is “independent,” as that term is defined by applicable SEC rules. In addition, the Board has determined that each member of the Audit Committee is “independent,” as that term is defined by rules of The Nasdaq Stock Market LLC (“Nasdaq”).

The Board has determined that Mr. Speer is an “audit committee financial expert” serving on its Audit Committee, and is independent, as the SEC has defined that term in Item 407 of Regulation S-K.

Item 11. Executive Compensation.

2022 Director Compensation

For 2022, the Compensation Committee and the Board resolved at a duly called and noticed meeting of the Board, held on March 21, 2021, that the compensation paid to non-employee directors for service on the Board and its committees (the “Board Compensation Program”) would be:

●	each member of the Board to receive a monthly compensation of $6,000;
●	the Chair of the Audit Committee to receive an additional $1,000 per month; and
●	the Chair of the Board to receive an additional $2,000 per month.

In addition, pursuant to the Board Compensation Program, on December 14, 2022, each of Ms. Hall and Messrs. McCullough, Speer and Resch were granted an RSU award, for services to be rendered in 2023, representing the right to receive 42,554 shares of our common stock upon vesting, using a per share price of $2.35 on the grant date. The RSU awards vest in four (4) quarterly installments from the date of grant.

2022 Director Compensation Table

The following table sets forth the 2022 compensation information for our non-employee directors. Mr. Morris received no additional compensation for his service as a director since he was also serving as our Chief Executive Officer. The compensation received by Mr. Morris as our employee is set forth in the Summary Compensation Table set forth in this Form 10-K/A.

Name	Fees earned or cash paid	Stock Awards	Option Awards	All other compensation	Total

Judith Hall, Chairperson of the Board	$96,000	$100,002	-	$-	$196,002
Rhone Resch	$72,000	$100,002	-	$-	$172,002
Stanley Speer	$84,000	$100,002	-	$-	$184,002
Patrick McCullough	$78,000	$100,002	-	$-	$178,002

As of December 31, 2022, there are no other cash compensation arrangements in place for members of the Board acting as such.

Summary Compensation Table

The following table sets forth the total compensation paid in all forms to the Named Executive Officers of the Company and includes our principal executive officer, our principal operating officer and our principal financial officer during the periods indicated:

Name and Principal Position	Year	Salary	Bonus	Stock Awards(1)	Option Awards(2)	Non-Equity Incentive Plan Compensation	Change in Pension and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total

Gaylon Morris(3)	2022	$398,077	$200,000	$-	-	-	-	$14,561	$612,638
Chief Executive Officer	2021	$336,539	$262,500	$1,669,500	-	-	-	$5,139	$2,273,677

Jason Bonfigt(4)	2022	$320,000	$100,000	$-	-	-	-	$14,048	$434,048
Chief Financial Officer	2021	$68,923	$-	$695,944	-	-	-	$1,783	$765,605

Christopher Monahan(5)	2022	$250,962	$50,000	$89,590	-	-	-	$7,585	$398,136
Chief Legal Officer	2021	-	-	-	-	-	-	-	-

(1)	The amounts shown reflect the grant date fair value of time-based restricted stock awards granted during the applicable fiscal year computed in accordance with FASB ASC Topic 718.

(2)	The amounts shown reflect the grant date fair value of option stock awards granted during the applicable fiscal year computed in accordance with FASB ASC Topic 718 during the Company’s transition to our new Chief Executive Officer.

(3)	Gaylon Morris was appointed Chief Executive Officer in January 2021.

(4)	Jason Bonfigt was appointed Chief Financial Officer in October 2021.

(5)	Christopher Monahan was appointed Chief Legal Officer in February 2022.

Details Behind “All Other Compensation” Column

The following table sets forth details concerning the information in the “All Other Compensation” column in the above Summary Compensation Table.

Name	Year	Registrant Contribution to Defined Contributions Plans(1)	Mobile Phone Stipend	Total

Gaylon Morris	2022	$14,561	$-	$14,561
Chief Executive Officer	2021	$5,139	$-	$5,139

Jason Bonfigt	2022	$12,848	$1,200	$14,048
Chief Financial Officer	2021	$1,483	$300	$1,783

Christopher Monahan	2022	$7,585	$-	$7,585
Chief Legal Officer	2021	$-	$-	$-

(1)	Represents the value of the 401(k) plan matching contributions made by the Company for each year.

Outstanding Equity Awards at Year End 2022

The following table sets forth information with respect to unvested restricted stock units and stock options, stock that has not vested, and equity incentive plan awards held by our executive officers outstanding as of December 31, 2022.

		Outstanding Equity Awards at Fiscal Year-End
		Option Awards				Stock Awards			Equity Incentive Plan Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date	Number of Shares of Stock that Have not Vested		Market Value of Shares of Stock that Have not Vested(1)	Number of Shares Unearned or Units of Stock that Have not Vested(4)	Market Value of Unearned Shares(1)
Gaylon Morris	1/11/2021	-	-	-	-	75,834	(2)	$119,818	-	-
	12/20/2021	-	-	-	-	-		$-	284,900	$450,142

Jason Bonfigt	10/5/2021	-	-	-	-	63,879	(2)	$100,929	-	$-
	12/20/2021	-	-	-	-	18,886	(3)	$29,840	28,329	$44,760

Christopher Monahan	4/1/2022	-	-	-	-	45,709	(3)	$72,220	45,709	$72,220

(1)	The market value of shares or units of stock that have not vested reflect a stock price of $1.58, the closing price of our common stock on December 30, 2022, the final day of trading of 2022.

(2)	These RSUs vest one-third on the one-year anniversary of the grant with the balance vested and issued in 24 monthly installments thereafter.

(3)	These RSUs vest in one-third increments on each of the first through third year anniversaries of the date of grant.

(4)	2021 LTIP performance-based RSUs vest in three (3) years provided the performance metrics are achieved.

Employment Agreements and Severance Agreements with Executive Officers

We are party to employment and severance agreements with our Chief Executive Officer, Gaylon Morris, and our Chief Financial Officer, Jason Bonfigt. Each agreement provides for certain severance benefits from the Company to the executive in the event that such executive’s employment is terminated:

●	By us without “cause” (other than due to death or disability) in the absence of a “change in control” of the company (as such terms are defined in the employment agreement); or
●	By us without “cause” (other than due to death or disability) due to a “change in control.”

These benefits consist primarily of the continuation of the executive’s salary and employment benefits for a specified period of time following employment termination. These periods are as follows: Mr. Morris is entitled to a severance payment equal to his monthly base salary at the time of separation multiplied by twelve (12). Mr. Bonfigt is entitled to a severance payment equal to his monthly base salary at the time of separation multiplied by the number of months of employment, not to exceed twelve (12) months’ salary.

The restricted stock awards that we grant to our executive officers provide for full acceleration of vesting upon a change in control of our Company.

The following table describes the value to the Named Executive Officers pursuant to the acceleration of vesting provisions in his restricted stock awards, assuming that a change in control of our company occurred on December 31, 2022. The actual value of such acceleration to each executive listed below can only be determined definitively at the time of an executive’s actual termination.

Name	Salary Continuation Payment	Accelerated RSU Vesting

Gaylon Morris	$500,000	$569,960	(1)

Jason Bonfigt	$370,000	$175,529	(2)

Christopher Monahan	$-	$144,440	(3)

(1)	Assumes 75,834 shares of restricted stock awards and 284,900 shares of performance-based awards vest at $1.58 per share, the closing price of the Company’s stock as of December 30, 2022.

(2)	Assumes 82,765 shares of restricted stock awards and 28,329 shares of performance-based awards vest at $1.58 per share, the closing price of the Company’s stock as of December 30, 2022.

(3)	Assumes 45,709 shares of restricted stock awards and 45,709 shares of performance-based awards vest at $1.58 per share, the closing price of the Company’s stock as of December 30, 2022.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table reflects information for equity compensation plans and arrangements for any and all directors, officers, employees and/or consultants through December 31, 2022.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluding securities included in column (a)
Equity compensation plans approved by security holders	1,211,578	$4.96	217,138
Equity compensation plans not approved by security holders	-	-	-
Total	1,211,578	$4.96	217,138

In March 2016, the Board adopted the Sunworks, Inc. 2016 Equity Incentive Plan (the “2016 Plan”) and in June 2016, the stockholders adopted the same. The maximum number of shares of common stock that may be issued under the 2016 Plan is 2,042,857. The 2016 Plan is currently administered by the Company’s Compensation Committee. The 2016 Plan authorizes grants of stock options, stock appreciation rights and restricted stock awards to officers, employees, directors of the Company as well as consultants who are selected by the Compensation Committee to receive an award. No option shall be exercisable more than 10 years after the date of grant. No option granted under the 2016 Plan is transferable by the individual or entity to whom it was granted otherwise than by will or laws of descent and distribution, and, during the lifetime of such individual, is not exercisable by any other person, but only by the recipient.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table is based upon 35,555,335 shares of common stock outstanding as of March 31, 2023, and sets forth, based on the public filings of such individuals and entities and our knowledge of securities issued by us to them, certain information concerning the ownership of voting securities of: (i) each beneficial owner of more than 5% of the outstanding shares of any class of our voting securities, if any; (ii) each director and named executive officer; and (iii) all of our current directors and executive officers as a group.

Shares of common stock subject to options or restricted stock units currently exercisable or convertible, or exercisable or convertible within 60 days of March 31, 2023 are deemed outstanding for computing the percentage of outstanding shares beneficially owned by the person holding such option or restricted stock units but are not deemed outstanding for computing the percentage of outstanding shares beneficially owned by any other person.

	Number of Shares Beneficially	Percentage of Outstanding Shares Beneficially
Name of Beneficial Owner	Owned(1)	Owned(2)
Greater than 5% Stockholders
The Vanguard Group(3)	1,807,951	5.08%

Directors and Named Executive Officers(4)
Gaylon Morris(5)	176,026	0.5%
Jason Bonfigt(6)	50,972	0.1%
Christopher Monahan	7,591	0.0%
Rhone Resch	52,102	0.1%
Stanley Speer	52,102	0.1%
Judith Hall(7)	56,382	0.2%
Patrick McCullough	50,489	0.1%

All executive officers and directors as a group (7 persons)	445,664	1.3%

(1)	Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.

(2)	Percentage based on 35,555,335 shares of common stock outstanding as of March 31, 2023.

(3)	The address for this reporting person is 100 Vanguard Blvd, Malvern, PA 19355. This amount is taken from the Schedule 13G filed by such reporting person on February 9, 2023.

(4)	The address for our officers and directors is c/o of the Company, 1555 N. Freedom Boulevard, Provo, UT 84604.

(5)	Includes (a) 164,360 shares of common stock, and (b) 11,666 Restricted Stock Units (“RSU”) shares to be vested and issued within 60 days of March 31, 2023.

(6)	Includes (a) 45,164 of shares common stock, and (b) 5,808 RSU shares to be vested and issued within 60 days of March 31, 2023.

(7)	Includes (a) 52,017 shares of common stock, and (b) 4,365 shares underlying options that are vested and exercisable.

Item 13. Certain Relationships and Related Transactions and Director Independence.

Transactions with Related Persons

We did not have any transactions since January 1, 2021, to which we have been a party in which the amount involved exceeded or will exceed $120,000 and in which any of our directors, executive officers, beneficial holders of 5% or more of our capital stock, or entities affiliated with them, had or will have a direct or indirect material interest.

Director Independence

The Board has determined that Judith Hall, Rhone Resch, Stanley Speer, and Patrick McCullough each qualify as “independent” in accordance with Rule 5605(a)(2) of Nasdaq. The members of our Audit Committee meet the additional independence standards under Nasdaq Rule 5605(c)(2) and Rule 10A-3 under the Securities Exchange Act of 1934, as amended, and the members of our Compensation Committee meet the additional independence standards under Nasdaq Rule 5605(d)(2). Our independent directors received no compensation or remuneration for serving as directors except as disclosed under “Executive Compensation – 2022 Director Compensation.” None of these directors, nor any of the members of their respective families, have participated in any transaction with us that would disqualify them as “independent” directors under the standards described above. Gaylon Morris does not qualify as “independent” because he is our Chief Executive Officer.

Item 14. Principal Accountant Fees and Services.

Audit Fees

Set forth below are the aggregate fees billed for each of the last two fiscal years for professional services rendered by the Company’s principal accountant for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Quarterly Reports on Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years.

Auditor	2022	2021
KMJ Corbin & Company LLP	$247,100	$207,400

Audit-Related Fees

Set forth below are the aggregate fees billed in each of the last two fiscal years for assurance and related services by the Company’s principal accountant that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under “Audit Fees” above. Primarily related to consent, comfort and SEC comment letter fees.

Auditor	2022	2021
KMJ Corbin & Company LLP	$33,200	$50,600
Liggett & Webb, P.A.	$-	$16,000

Tax Fees

Set forth below are the aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning.

Auditor	2022	2021
KMJ Corbin & Company LLP	$46,000	$-
Liggett & Webb, P.A.	$-	$15,000

All Other Fees

There were no other fees for the fiscal years ended December 31, 2022 and 2021.

Pre-Approval Policies and Procedures of Audit and Non-Audit Services of Independent Registered Public Accounting Firm

The Audit Committee’s policy is to pre-approve all audit, and tax fees, typically at the beginning of our fiscal year, all audit, audit related and non-audit services, other than de minimis non-audit services, to be provided by an independent registered public accounting firm. These services may include, among others, audit services, audit-related services, tax services and other services and such services are generally subject to a specific budget. During 2022, 100% of all accounting fees incurred were pre-approved by the Audit Committee. The independent registered public accounting firm and management are required to periodically report to the full Board regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval, and the fees for the services performed to date. As part of the Board’s review, the Board will evaluate other known potential engagements of the independent auditor, including the scope of work proposed to be performed and the proposed fees, and approve or reject each service, taking into account whether the services are permissible under applicable law and the possible impact of each non-audit service on the independent auditor’s independence from management. At Audit Committee meetings throughout the year, the auditor and management may present subsequent services for approval. Typically, these would be services such as due diligence for an acquisition, which would not have been known at the beginning of the year.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(b) Exhibits.

Exhibit Numbers	Exhibit Description
31.3*	Certification of the Principal Executive Officer of Sunworks, Inc. pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Rule 302 of the Sarbanes-Oxley Act of 2002.

31.4*	Certification of the Principal Financial Officer of Sunworks, Inc. pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Rule 302 of the Sarbanes-Oxley Act of 2002.

101*	Interactive Data Files.

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

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

Date: May 1, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Judith Hall	Chairperson of the Board	May 1, 2023
Judith Hall

/s/ Gaylon Morris	Chief Executive Officer & Director	May 1, 2023
Gaylon Morris	(Principal Executive Officer)

/s/ Jason Bonfigt	Chief Financial Officer	May 1, 2023
Jason Bonfigt	(Principal Financial and Accounting Officer)

/s/ Patrick McCullough	Director	May 1, 2023
Patrick McCullough

/s/ Stanley Speer	Director	May 1, 2023
Stanley Speer

/s/ Rhone Resch	Director	May 1, 2023
Rhone Resch

