Form 10-Q
period 2023-03-31
Sunworks, Inc.
filed 2023-05-23
CIK 1172631

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023.

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

Yes ☐ No ☒

The number of shares of registrant’s common stock outstanding as of May 22, 2023 was 36,864,407.

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

The forward-looking statements included herein are based on current expectations of our management based on available information and involve a number of risks and uncertainties, all of which are difficult or impossible to predict accurately and many of which are beyond our control. As such, our actual results may differ significantly from those expressed in any forward-looking statements. Factors that might cause these differences in actual results include the impacts on us, our operations, or our future financial and operational results; discussed in Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, as amended by our Form 10-K/A filed on May 1, 2023 (our “Annual Report”), and the additional risks described in other documents we file from time to time with the Securities and Exchange Commission (the “SEC”). In light of the significant risks and uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by us or any other person that such results will be achieved, and readers are cautioned not to place undue reliance on such forward-looking information. Except as may be required by law, we disclaim any intent to revise the forward-looking statements contained herein to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

SUNWORKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2023 AND DECEMBER 31, 2022

(in thousands, except share and per share data)

	March 31, 2023	December 31, 2022
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$3,445	$7,807
Restricted cash	249	248
Accounts receivable, net	12,316	13,873
Employee retention tax credit receivable, net	5,055	-
Inventory	20,329	26,401
Contract assets	18,834	20,699
Other current assets	3,013	5,824
Total Current Assets	63,241	74,852
Property and equipment, net	1,821	2,154
Finance lease right-of-use assets, net	3,583	2,487
Operating lease right-of-use assets, net	2,645	2,779
Deposits	203	192
Intangible assets, net	4,960	5,290
Goodwill	32,186	32,186
Total Assets	$108,639	$119,940

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable and accrued liabilities	$20,331	$24,567
Contract liabilities	22,710	24,960
Finance lease liabilities, current portion	870	631
Operating lease liabilities, current portion	1,136	1,098
Total Current Liabilities	45,047	51,256

Long-Term Liabilities:
Finance lease liabilities, net of current portion	2,333	1,470
Operating lease liabilities, net of current portion	1,509	1,681
Warranty liability	1,656	1,596
Total Long-Term Liabilities	5,498	4,747
Total Liabilities	50,545	56,003

Commitments and contingencies

Shareholders’ Equity:
Preferred stock Series B, $0.001 par value, 5,000,000 authorized shares; no shares issued and outstanding	-	-
Common stock, $0.001 par value; 50,000,000 authorized shares; 35,565,974 and 35,374,978 shares issued and outstanding, at March 31, 2023 and December 31, 2022, respectively	36	35
Additional paid-in capital	207,919	207,373
Accumulated deficit	(149,861)	(143,471)
Total Shareholders’ Equity	58,094	63,937

Total Liabilities and Shareholders’ Equity	$108,639	$119,940

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUNWORKS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(in thousands, except share and per share data)

	Three Months Ended
	March 31, 2023	March 31, 2022

Revenue, net	$37,899	$31,196

Cost of Goods Sold	25,972	18,024

Gross Profit	11,927	13,172

Operating Expenses:
Selling and marketing	12,176	12,229
General and administrative	8,751	6,810
Stock-based compensation	444	1,284
Depreciation and amortization	623	1,050

Total Operating Expenses	21,994	21,373

Operating Loss	(10,067)	(8,201)

Other Income (Expense)
Other income, net	5,065	2
Interest expense	(68)	(8)
Loss on sale of assets	(1,320)	-

Total Other Income (Expense), net	3,677	(6)

Loss Before Income Taxes	(6,390)	(8,207)

Income Tax Expense	-	-

Net Loss	$(6,390)	$(8,207)

Net Loss per common share, basic and diluted	$(0.18)	$(0.28)

WEIGHTED-AVERAGE SHARES OF COMMON STOCK OUTSTANDING
Basic and diluted	35,419,672	29,502,905

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUNWORKS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED March 31, 2023 and 2022

(in thousands, except share data)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2022	35,374,978	$35	$207,373	$(143,471)	$63,937
Stock-based compensation	-	-	444	-	444
Issuance of common stock under terms of restricted stock grants	104,267	-	-	-	-
Tax withholdings related to net share settlements of equity awards	(13,271)	-	(39)	-	(39)
Sales of common stock pursuant to S-3 registration statement, net	100,000	1	141	-	142
Net loss for the three months ended March 31, 2023	-	-	-	(6,390)	(6,390)
Balance at March 31, 2023	35,565,974	$36	$207,919	$(149,861)	$58,094

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2021	29,193,772	$29	$187,997	$(115,260)	$72,766
Stock-based compensation	-	-	1,284	-	1,284
Issuance of common stock under terms of restricted stock grants	121,666	-	-	-	-
Sales of common stock pursuant to S-3 registration statement, net	2,757,830	3	7,811	-	7,814
Net loss for the three months ended March 31, 2022	-	-	-	(8,207)	(8,207)
Balance at March 31, 2022	32,073,268	$32	$197,092	$(123,467)	$73,657

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUNWORKS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED March 31, 2023 and 2022

(in thousands)

	Three Months Ended
	March 31, 2023	March 31, 2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,390)	$(8,207)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	950	1,283
Amortization of right-of-use asset	348	263
Loss on sale of inventory and equipment	1,320	-
Stock-based compensation	444	1,284
Bad debt expense	129	68
Changes in Operating Assets and Liabilities:
Accounts receivable	1,428	(1,440)
Employee retention tax credit receivable, net	(5,055)	-
Inventory	2,237	(3,882)
Deposits and other current assets	2,800	597
Contract assets	1,865	(1,507)
Accounts payable and accrued liabilities	(4,236)	2,961
Contract liabilities	(2,250)	982
Warranty liability	60	60
Operating lease liabilities	(348)	(263)
NET CASH USED IN OPERATING ACTIVITIES	(6,698)	(7,801)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(103)	(168)
Proceeds from sale of inventory and equipment	2,520	-
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	2,417	(168)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on finance lease liabilities	(183)	(109)
Proceeds from sales of common stock, net	142	7,814
Payments for taxes related to net share settlement of equity awards	(39)	-
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(80)	7,705

NET CHANGE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(4,361)	(264)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, BEGINNING OF YEAR	8,055	20,042
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, END OF PERIOD	$3,694	$19,778

Cash and cash equivalents	$3,445	$19,455
Restricted cash	249	323
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, END OF PERIOD	$3,694	$19,778

CASH PAID FOR:
Interest	$49	$8

SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS
Right-of-use assets obtained in exchange for new operating lease liabilities	$259	$54

Decrease in operating right-of-use assets as a result of lease modification	$44	$-

Right-of-use assets obtained in exchange for new finance lease liabilities	$1,291	$182

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUNWORKS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

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

The accompanying unaudited condensed consolidated financial statements (“financial statements”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. The financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year December 31, 2022.

The financial statements have been prepared assuming that the Company will continue as a going concern. The going concern assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments to the carrying amounts and classification of assets, liabilities, and reported expenses that may be necessary if the Company were unable to continue as a going concern.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of the Company is presented to assist in understanding the Company’s financial statements. These accounting policies conform to GAAP and have been consistently applied in the preparation of the condensed consolidated financial statements.

There have been no significant changes in the Company’s accounting policies from those disclosed in its Annual Report on Form 10-K for the year ended December 31, 2022.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Sunworks, Inc., and its wholly owned operating subsidiaries, Sunworks United Inc., Commercial Solar Energy, Inc. and Solcius LLC. All material intercompany transactions have been eliminated upon consolidation of these entities.

Liquidity

The accompanying consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has historically incurred significant operating losses. At March 31, 2023, the Company had an accumulated deficit of approximately $150 million. The Company’s net losses were $6.4 million for the three months ended March 31, 2023.

We partner with various financing providers that offer our customers financial products that allow them to monetize the benefit of solar power generations. At the time of sale of a solar installation, we have historically received advanced funding from lenders to support our working capital needs.  Credit market tightening related to recent bank sector volatility and general economic uncertainty have begun to materially change how lenders manage their risk profiles. In view of changing market dynamics, some of our lenders are either reducing or eliminating advance funding, which delays the timing of payment to us and negatively affects our available liquidity.  Additionally, lenders are modifying their payment milestones and timelines, which may further reduce our available liquidity. If lenders continue to reduce or eliminate advance funding for solar installations, our liquidity available for operations may continue to be negatively impacted.

Management assesses whether the Company has sufficient liquidity to fund its costs for the next twelve months from each financial statement issuance date to determine if there is a substantial doubt about the Company’s ability to continue as a going concern. In the preparation of this liquidity assessment, management applied judgment to estimate the projected cash flows of the Company, including the following: (i) projected cash outflows, (ii) projected cash inflows, (iii) categorization of expenditures as discretionary versus non-discretionary, (iv) the ability to accelerate monetization of the Company’s employee retention tax credit receivable, (v) the ability to expedite collection of receivables under the Company’s factoring agreement with Produce Pay, Inc. and (vi) the ability to raise capital through the sale of equity in “at-the-market” offerings or otherwise. The cash flow projections are based on known or planned cash requirements for operating costs and expected customer revenues from customers.

The Company’s continued existence is dependent upon management’s ability to increase liquidity, raise capital and develop profitable operations. Management is devoting significant efforts to increasing liquidity, raising capital and developing its business. The Company may meet its working capital requirements through a variety of means, including debt financings, equity financings, the sale or other disposition of assets, and/or reductions in operating costs. Although the Company expects its sources of capital will be sufficient to meet its near-term liquidity needs, there can be no assurance that its liquidity requirements will continue to be satisfied or that management’s actions will result in profitable operations.

Effective May 4, 2023, Commercial Solar Energy, Inc. and Sunworks United, Inc., wholly-owned subsidiaries of Sunworks, Inc. (collectively, the “Company”) entered into a Factoring Agreement (the “Factoring Agreement”) with Produce Pay Inc. (the “Buyer”). Patrick McCullough, a director of the Company, is the Chief Executive Officer of the Buyer. Under the terms of the Factoring Agreement, the Company may use the Buyer’s on-line software platform to offer for sale, and the Buyer may purchase at 80% of face value, certain accounts receivable of the Company. The Company will receive a rebate back to the Company in a maximum amount of 18.4% of the verified receivable amount if the receivable is collected within 30 days and a lesser rebate amount based on the receivable collection period. The Factoring Agreement provides for a minimum volume commitment of $10,000,000 accounts receivable during the first year of the agreement.

On May 22, 2023, the Company entered into trade purchase agreement with respect to its Employee Retention Tax Credit receivable (ERTC) with 1861 Acquisition LLC.  Under the terms of the agreement, the Company expects to receive $5,738 of proceeds under the trade purchase agreement.

On January 27, 2021, the Company filed a Registration Statement on Form S-3 (File No. 333-252475) (the “2021 Registration Statement”), with the SEC. The 2021 Registration Statement allows the Company to offer and sell, from time to time in one or more offerings, any combination of common stock, preferred stock, warrants, or units having an aggregate initial offering price not to exceed $100,000. The 2021 Registration Statement was declared effective by the SEC on February 3, 2021. From January 1, 2023 through the date of this filing we sold 1,394,743 shares with gross proceeds of approximately $1,751 under the 2021 Registration Statement. Approximately $17,600 of the $100,000 total is available for future offerings pursuant to the 2021 Registration Statement.

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

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law providing numerous tax provisions and other stimulus measures, including an employee retention credit (“ERC”), which is a refundable tax credit against certain employment taxes. The ERC is available for wages paid through December 31, 2021 and is equal to 70% of qualified wages (which includes employer qualified health plan expenses) paid to employees. During each quarter of 2021, a maximum of $10,000 in qualified wages for each employee is eligible for the ERC.

The Company retained a consultant to analyze results and determine whether the Company was eligible for the ERC. During the first quarter of 2023 the analysis was completed, and the necessary applications filed for the ERC with the Federal government. The net receivable for the uncollected ERC benefit is $5,055 as of March 31, 2023, and is included in the “Employee retention tax credit receivable, net” line item in the Company’s condensed consolidated balance sheet at March 31, 2023. The net benefit is also recorded “Other income, net” in the Company’s condensed consolidated statement of operations.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current presentation. The reclassifications impact historical cost of goods sold, depreciation, amortization and general and administrative expenses. During the quarter ended March 31, 2022, $233 of depreciation and amortization expense and $627 of costs previously reported in general and administrative expense are now reclassified to cost of goods sold.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include estimates used to review the Company’s goodwill and intangibles, for possible impairments and estimations of long-lived assets, revenue recognition on construction contracts recognized over time, allowances for uncollectible accounts, finance lease right-of-use assets and liabilities, operating lease right-of-use assets and liabilities, warranty reserves, inventory valuation, valuations of non-cash capital stock issuances and the valuation allowance on deferred tax assets. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable in the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

For commercial projects, we commence recognizing performance revenue when work starts on the job and continue recognizing revenue over time as work is performed based on the ratio of costs incurred, excluding modules and components, compared to the total estimated non-materials costs at completion of the performance obligations. We recognize revenue for commercial systems operations and maintenance over the term of the service period. Historically, revenue from systems operations and maintenance are not significant or material.

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

Changes in estimates for commercial projects occur for a variety of reasons, including, but not limited to (i) construction plan accelerations or delays, (ii) product cost forecast changes, (iii) change orders, or (iv) changes in other information used to estimate costs. Changes in estimates may have a material effect in the Company’s condensed consolidated statements of operations. The table below outlines the impact on revenue of net changes in estimated transaction prices and input costs for systems related sales contracts (both increases and decreases) for the three months ended March 31, 2023 and 2022 as well as the number of projects that comprise such changes. For purposes of the following table, only projects with changes in estimates that have an impact on revenue and or cost of at least $100, calculated on a quarterly basis during the periods, were presented. Also included in the table is the net change in estimate as a percentage of the aggregate revenue for such projects.

	Three Months Ended
(In thousands, except number of projects)	March 31, 2023	March 31, 2022
Increase in revenue from net changes in transaction prices	$-	$457
Increase (decrease) in revenue from net changes in input cost estimates	(165)	(461)
Net increase (decrease) in revenue from net changes in estimates	$(165)	$(4)

Number of projects	1	3

Net change in estimate as a percentage of aggregate revenue for associated projects	(42.4)%	(0.1)%

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

	As of
(In thousands)	March 31, 2023	December 31, 2022
Contract Assets	$18,834	$20,699
Contract Liabilities	22,710	24,960

During the quarter ended March 31, 2023, the Company recognized revenue of $2,459 that was included in contract liabilities as of December 31, 2022. During the quarter ended March 31, 2022, the Company recognized revenue of $1,403 that was included in contract liabilities as of December 31, 2021.

The following table represents the average percentage of completion as of March 31, 2023 for EPC projects that the Company is constructing. The Company expects to recognize $35,541 of revenue upon transfer of control of the projects.

Project	Revenue Category	Expected Years Revenue Recognition Will Be Completed	Average Percentage of Revenue Recognized
Various Projects	EPC services	2023 - 2024	47.0%

Basic and Diluted Net (Loss) per Share Calculations

(Loss) per Share dictates the calculation of basic earnings (loss) per share and diluted earnings per share. Basic earnings (loss) per share are computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The shares for employee options, unvested restricted stock units (“RSUs”) and unvested performance-based restricted stock units (“PSUs”) were not used in the calculation of the net loss per share.

A net loss causes all outstanding common stock options, unvested RSUs and unvested PSUs to be anti-dilutive. As a result, the basic and diluted losses per common share are the same for the three months ended March 31, 2023 and 2022, respectively.

As of March 31, 2023, the potentially dilutive securities that have been excluded from the computations of weighted average shares outstanding include 211,720 stock options, 846,267 unvested RSUs and 1,634,546 unvested PSUs.

As of March 31, 2022, the potentially dilutive securities that have been excluded from the computations of weighted average shares outstanding include 282,433 stock options, 771,041 unvested RSUs and 455,389 unvested PSUs.

Dilutive per share amounts are computed using the weighted-average number of shares of common stock outstanding and potentially dilutive securities, using the treasury stock method, if their effect would be dilutive.

New Accounting Pronouncements

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13, “Measurement of Credit Losses on Financial Instruments.” This ASU replaces the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information for credit loss estimates on certain types of financial instruments, including trade receivables. In addition, new disclosures are required. The ASU, as subsequently amended, is effective for the Company for fiscal years beginning after December 15, 2022, as the Company was a smaller reporting company as of November 15, 2019, the determination date. We adopted ASU 2016-13 on January 1, 2023. Based on the composition of the Company’s accounts receivable, and other financial assets, including current market conditions and historical credit loss activity, the adoption of this standard did not have a material impact on the Company’s consolidated financial statements or disclosures. Specifically, the Company’s estimate of expected credit losses as of March 31, 2023, using its expected credit loss evaluation process described above, resulted in no adjustments to the provision for credit losses and no cumulative-effect adjustment to accumulated deficit on the adoption date of the standard.

Management reviewed currently issued pronouncements during the three months ended March 31, 2023, and believes that any recently issued, but not yet effective, accounting standards, if currently adopted, would not have a material effect on the accompanying condensed consolidated financial statements.

3. REVENUE FROM CONTRACTS WITH CUSTOMERS

The following table represents a disaggregation of revenue by customer type from contracts with customers for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Residential	$30,073	$26,999
Commercial	2,731	2,788
Public Works	5,095	1,409
Total	$37,899	$31,196

4. OPERATING SEGMENTS

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

Commercial Solar

Through our Commercial Solar Energy subsidiary, we design, arrange financing, integrate, install, and manage systems ranging in size from 50kW (kilowatt) to multi-MW (megawatt) systems primarily for larger commercial and public works projects. Commercial installations have included installations at office buildings, manufacturing plants, warehouses, service stations, churches, and agricultural facilities such as farms, wineries, and dairies. Public works installations have included school districts, local municipalities, federal facilities and higher education institutions. Historically, the Commercial Solar Energy subsidiary participated in the California residential solar market.  Following the acquisition of Solcius, all new residential sales are managed under the Solcius brand. Due to materiality, the Company will continue to report the remaining backlog of residential projects in the Commercial Solar Energy segment, which is expected to be fulfilled within the next year. Commercial Solar Energy primarily operates in California.

Segment net revenue, segment operating expenses and segment contribution (loss) information consisted of the following for the three months ended March 31, 2023 and 2022.

	Three Months Ended
	March 31, 2023
	Residential Solar	Commercial Solar	Corporate	Total
Net revenue	$30,007	$7,892	$-	$37,899
Cost of goods sold	18,434	7,538	-	25,972
Gross profit	11,573	354		11,927

Operating expenses
Selling and marketing	11,330	681	165	12,176
General and administrative	5,292	1,623	1,836	8,751
Segment loss	(5,049)	(1,950)	(2,001)	(9,000)

Stock-based compensation	19	33	392	444
Depreciation and amortization	623	-	-	623
Operating loss	$(5,691)	$(1,983)	$(2,393)	$(10,067)

	Three Months Ended
	March 31, 2022
	Residential Solar	Commercial Solar	Corporate	Total
Net revenue	$26,394	$4,802	$-	$31,196
Cost of goods sold	14,012	4,012	-	18,024
Gross profit	12,382	790		13,172

Operating expenses
Selling and marketing	11,132	851	246	12,229
General and administrative	3,770	1,468	1,572	6,810
Segment loss	(2,520)	(1,529)	(1,818)	(5,867)

Stock-based compensation	705	35	544	1,284
Depreciation and amortization	1,049	1	-	1,050
Operating loss	$(4,274)	$(1,565)	$(2,362)	$(8,201)

Assets by operating segment are as follows:

March 31, 2023
Operating Segment:
Residential Solar	$88,645
Commercial Solar	16,300
Corporate	3,694
$108,639

5. RIGHT-OF-USE OPERATING LEASES

The Company has Right of Use (“ROU”) operating leases for offices, warehouses, vehicles, and office equipment. The Company’s leases have remaining lease terms of 1 year to 5 years, some of which include options to extend.

The Company’s operating lease expense for the three months ended March 31, 2023 and 2022 amounted to $597 and $427, respectively. Operating lease payments, which reduced operating cash flows for the three months ended March 31, 2023 and 2022 amounted to $597 and $427, respectively. The difference between the ROU asset amortization of $348 and the associated lease expense of $597 consists of short-term leases excluded from the ROU asset calculation, basic operating lease expenses included in the lease expense for property, triple net and common area charges for facilities and other equipment and vehicle lease related charges.

Supplemental balance sheet information related to leases is as follows:

March 31, 2023
(in thousands)
Operating lease right-of-use assets	$2,645

Operating lease liabilities, current portion	1,136
Operating lease liabilities, net of current portion	1,509
Total operating lease liabilities	$2,645

As of March 31, 2023, the weighted average remaining lease term was 3.1 years and the discount rate for the Company’s leases was 4.7%.

Minimum payments for the operating leases are as follows:

Operating Leases
(in thousands)
2023 – Remainder of Year	$972
2024	755
2025	582
2026	527
2027	43
Total lease payments	$2,879
Less: imputed interest	234
Total	$2,645

6. RIGHT-OF-USE FINANCE LEASES

The Company has finance leases for vehicles. The Company’s finance leases have remaining lease terms of 1 year to 4 years.

Supplemental balance sheet information related to finance leases is as follows:

March 31, 2023
(in thousands)
Finance lease right-of-use asset cost	$4,881
Finance lease right-of-use accumulated amortization	(1,298)
Finance lease right of use asset, net	$3,583

Finance lease obligation, current portion	$870
Finance lease obligation, net of current portion	2,333
Total finance lease obligation	$3,203

As of March 31, 2023, the weighted average remaining lease term was 2.7 years and the weighted average discount rate for the Company’s leases was 7.2%.

Minimum finance lease payments for the remaining lease terms are as follows:

March 31, 2023
(in thousands)
Remainder of 2023	$834
2024	983
2025	960
2026	751
2027	150
Total lease payments	$3,678
Less: imputed interest	475
Total	$3,203

7. INTANGIBLE ASSETS, NET

The Company’s intangible assets at March 31, 2023 consist of the following:

	Amortization periods	Cost	Accumulated amortization	Net carrying value
Trademarks	10 Years	$5,200	$(1,040)	$4,160
Backlog of projects	9 Months	2,000	(2,000)	-
Covenant not-to-compete	3 Years	2,400	(1,600)	800
Software (included in property and equipment)	3 Years	3,400	(2,267)	1,133
Dealer relationships	18 Months	2,600	(2,600)	-
		$15,600	$(9,507)	$6,093

Intangible assets are stated at their original estimated value at the date of acquisition. The amortization of intangible assets commences upon acquisition. The intangible assets are being amortized using the straight-line method over the intangible asset’s estimated useful life:

Amortization expenses for intangible assets for the three months ended March 31, 2023 was as follows:

For the
Three Months Ended
March 31, 2023
Trademarks	$130
Covenant not-to-compete	200
Software	283
$613

Estimated future amortization expense for the Company’s intangible assets as of March 31, 2023 is as follows:

Years ending December 31,
Remainder of 2023	$1,840
2024	$1,003
2025	$520
2026	$520
2027	$520
Thereafter	$1,690

Depreciation and amortization expense on property and equipment and intangible assets for the three months ended March 31, 2023 and 2022 was $950 and $1,283, respectively.

8. CAPITAL STOCK

On February 10, 2021, the Company entered into a Sales Agreement (the “Roth Sales Agreement”) with Roth Capital Partners, LLC (the “Agent RCP”), pursuant to which the Company could offer and sell from time to time, through the Agent RCP, shares of the Company’s common stock, (the “2021 Placement Shares”), registered under the Securities Act of 1933 (the “Securities Act”), pursuant to the 2021 Registration Statement.

On October 21, 2021, the Company filed a prospectus supplement with the SEC, (the “2021 Prospectus Supplement”) pursuant to which the Company could offer and sell from time to time, through the Agent RCP, up to $25,000 of the 2021 Placement Shares pursuant to the 2021 Registration Statement in “at the market offerings,” as defined in Rule 415 promulgated under the Securities Act.

On June 8, 2022, the Company entered into a Sales Agreement (the “Roth/Northland Sales Agreement”) with Roth Capital Partners, LLC and Northland Securities, Inc. (each an “Agent” and collectively, the “Agents”), pursuant to which the Company may offer and sell from time to time up to an aggregate of $26,800 of shares of the Company’s common stock (the “June 2022 Placement Shares” and together with the 2021 Placement Shares, the “Placement Shares”), through the Agents. On June 8, 2022, the Company filed a prospectus supplement with the SEC that covers the sale of June 2022 Placement Shares to be sold under the Roth/Northland Sales Agreement (the “2022 Prospectus Supplement”).

The June 2022 Placement Shares are registered under the Securities Act, pursuant to the 2021 Registration Statement. The June 2022 Placement Shares may be sold by the Company in “at-the-market” offerings, as defined in Rule 415 promulgated under the Securities Act, through the Agents.

2023 At-The-Market Offerings

During the first three months of 2023, 100,000 of the Placement Shares were sold under the Roth/Northland Sales Agreement. Total gross proceeds for the sales were $144 and such shares were sold at an average sale price of $1.44 per share. Net proceeds from such sales, after brokerage costs, professional, registration and other fees were $142 or $1.42 per share.

2022 At-The-Market Offerings

During the first three months of 2022, 2,757,830 of the Placement Shares were sold under the Roth Sales Agreement. Total gross proceeds for the sales were $7,974 and such shares were sold at an average sale price of $2.89 per share. Net proceeds from such sales, after brokerage costs, professional, registration and other fees were $7,814 or $2.83 per share.

9. STOCK-BASED COMPENSATION

Options

As of March 31, 2023, the Company has incentive stock options and non-qualified stock options outstanding to purchase 211,720 shares of common stock, per the terms set forth in the option agreements. The stock options vest at various times and are exercisable for a period of five years from the date of grant at exercise prices ranging from $2.52 to $12.15 per share, the market value of the Company’s common stock on the date of each grant. The Company determined the fair market value of these options by using the Black Scholes option valuation model. Option forfeitures are accounted for as they occur.

A summary of the Company’s stock option activity and related information follows:

March 31, 2023
Weighted
	Number	Average
	of	Exercise
	Options	Price
Outstanding, at December 31, 2022	211,720	$11.66
Granted	-	-
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding and expected to vest as of March 31, 2023	211,720	$11.66
Exercisable at March 31, 2023	211,720	$11.66
Weighted average fair value of options granted during period		$-

The following summarizes the options to purchase shares of the Company’s common stock which were outstanding at March 31, 2023:

			Weighted
			Average
			Remaining
Exercisable	Stock Options	Stock Options	Contractual
Prices	Outstanding	Exercisable	Life (years)
$8.68	7,142	7,142	0.12
$7.63	2,142	2,142	0.16
$3.07	3,071	2,730	1.38
$2.52	4,365	3,172	1.51
$12.15	195,000	195,000	3.04
	211,720	211,720

Aggregate intrinsic value of options outstanding and exercisable at March 31, 2023 and December 31, 2022 was $0 and $0, respectively. Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the fiscal period, which was $1.44 and $1.58 as of March 31, 2023 and December 31, 2022, respectively, and the exercise price multiplied by the number of options outstanding.

The Company recorded stock-based compensation expense for stock options of $0 and $671 for the three months ended March 31, 2023 and 2022, respectively.

Restricted Stock Units

The following table summarizes the Company’s restricted stock unit activity during the three months ended March 31, 2023:

	March 31, 2023
		Weighted Average
	Number Of Shares	Grant Date Value per Share
Unvested, beginning December 31, 2022	561,136	$3.80
Granted	403,536	$2.37
Vested	(104,268)	$3.69
Forfeited	(14,137)	$3.35
Unvested at the end of March 31, 2023	846,267	$3.14

The total combined stock option, RSU compensation and restricted stock expense recognized in the condensed consolidated statements of operations during the three months ended March 31, 2023 and 2022 was $444 and $1,284, respectively.

Performance-Based Restricted Stock Units

Separate from the RSUs above are Performance Based Restricted Stock Units that vest on achieving certain revenue, cash flow and profitability goals measured annually, or in some cases, for the year ending December 31, 2024. The maximum number of shares issuable upon achieving all goals is 1,634,546 shares.

10. COMMITMENTS AND CONTINGENCIES

Litigation

From time to time, the Company is involved in routine litigation that arises in the ordinary course of business. There are no pending significant legal proceedings to which the Company is a party for which management believes the ultimate outcome would have a negative impact on the Company’s financial position.

11. SUBSEQUENT EVENTS

Between April 1, 2023 and April 21, 2023, 1,294,743 shares of common stock were sold, issued and trades settled under the Roth/Northland Sales Agreement. Total gross proceeds for the shares were approximately $1,607, or $1.24 per share. Net proceeds after issuance costs were approximately $1,548, or $1.20 per share.

Effective May 4, 2023, Commercial Solar Energy, Inc. and Sunworks United, Inc., wholly-owned subsidiaries of Sunworks, Inc. (collectively, the “Company”) entered into a Factoring Agreement (the “Factoring Agreement”) with Produce Pay Inc. (the “Buyer”). Patrick McCullough, a director of the Company, is the Chief Executive Officer of the Buyer. Under the terms of the Factoring Agreement, the Company may use the Buyer’s on-line software platform to offer for sale, and the Buyer may purchase at 80% of face value, certain accounts receivable of the Company. The Company will receive a rebate back to the Company in a maximum amount of 18.4% of the verified receivable amount if the receivable is collected within 30 days and a lesser rebate amount based on the receivable collection period. The Factoring Agreement provides for a minimum volume commitment of $10,000,000 accounts receivable during the first year of the agreement.

On May 22, 2023, the Company entered into trade purchase agreement with respect to its Employee Retention Tax Credit receivable (ERTC) with 1861 Acquisition LLC.  Under the terms of the agreement, the Company expects to receive $5,738 of proceeds under the trade purchase agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements and related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q (this “Quarterly Report”) and the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2022, as amended by our Form 10-K/A filed on May 1, 2023 (our “Annual Report”). This section contains forward-looking statements that are based on our current expectations and reflect our plans, estimates, and anticipated future financial performance. These statements involve numerous risks and uncertainties. Our actual results may differ materially from those expressed or implied by these forward-looking statements as a result of many factors, including those set forth in the sections entitled “Risk Factors” in Part II, Item 1A, and “Cautionary Note Regarding Forward-Looking Statements” included in this Quarterly Report.

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

Residential Solar

Through our Residential Solar operating subsidiary, Solcius, LLC, we design, arrange financing, integrate, install, and manage systems, primarily for residential homeowners. We sell residential solar systems through multiple channels, including our network of sales channel partners, and our growing direct sales channel strategy. We operate in several residential and commercial markets including California, Utah, Nevada, Arizona, New Mexico, Texas, Colorado, Minnesota, Wisconsin and South Carolina. We have direct sales or operations personnel in California, Nevada, Utah, Arizona, New Mexico, Texas, Colorado, South Carolina, Wisconsin and Minnesota.

Commercial Solar

Through our Commercial Solar Energy operating subsidiaries, we design, arrange financing, integrate, install, and manage systems ranging in size from 2kW (kilowatt) for residential projects to multi-MW (megawatt) systems for larger commercial and public works projects. Commercial installations have included installations at office buildings, manufacturing plants, warehouses, service stations, churches, and agricultural facilities such as farms, wineries, and dairies. Public works installations have included school districts, local municipalities, federal facilities and higher education institutions. Commercial Solar Energy primarily operates primarily in California.

For the first three months of 2023, approximately 79% of our revenue was from installations for the residential market and approximately 21% of our revenue was from installations for the commercial and public works markets.

For the first three months of 2022, approximately 87% of our revenue was from installations for the residential market and approximately 13% of our revenue was from installations for the commercial and public works markets.

IMPACT OF COVID-19 ON OUR BUSINESS

Our business and operations may continue to be impacted by the continued COVID-19 pandemic, which has resulted in significant governmental measures being implemented to control the spread of the virus, including quarantines, travel restrictions and business shutdowns. The uncertain macroeconomic environment created by the COVID-19 pandemic has had and may continue to have a significant, adverse impact on our business. To assist readers in reviewing management’s discussion and analysis of financial condition and results of operations, we provide the following discussion regarding the effects the COVID-19 pandemic has had on the Company, what management expects the future impact to be, how we are responding to evolving circumstances and how we are planning for further uncertainties that may be cause by the COVID-19 pandemic.

State and local directives, guidelines, and other restrictions, as well as consumer behavior, continue to impact our operations in the regions in which we operate, particularly California. Although less impactful today, the COVID-19 pandemic and the governmental directives materially disrupted the operations of the local and state governments by closing or restricting operations at city, county and state offices for design reviews, permitting projects, and inspections of projects. This disruption negatively impacted our ability to complete projects, generate revenue on projects in backlog and causes many customers to delay decisions on new projects.

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

There were no significant changes in our critical accounting estimates during the three months ended March 31, 2023 compared to those previously disclosed in “Critical Accounting Policies” and “Use of Estimates” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2023 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2022

REVENUE AND COST OF GOODS SOLD

For the three months ended March 31, 2023, revenue increased to $37,899, compared to $31,196 for the same quarter in the prior year. Approximately 79% of revenue was from installations for the residential markets, or $30,073, compared to 87% of revenue, or $26,999, for the same quarter in the prior year. We experienced approximately $7,800 of weather related delays in the current year, in the residential business. Commercial and public works revenue was approximately 21% of total revenue, or $7,826, for the three months ended March 31, 2023, compared to 13%, or $4,197, of revenue in the same period in the prior year.

Cost of goods sold for the three months ended March 31, 2023, was $25,972, compared to $18,024 reported for the three months ended March 31, 2022. The increase in cost of goods sold is primarily the result of higher revenue combined with inflationary pressures on materials and labor, as well as labor inefficiencies associated with weather delays in the current year quarter. Included within cost of goods sold is a $979 inventory write-down for solar module inventory to lower of cost or market, as a result of excess inventory in our Commercial Solar Energy segment.

Gross profit was $11,927 for the three months ended March 31, 2023, compared to $13,172 for the prior year period. The gross margin declined to 31.5% in the first quarter of 2023, compared to 42.2% in the first quarter 2022. The reduction in margin is the result of higher installation costs, installation delays due to weather and regulatory approvals and our inventory write-down.

SELLING AND MARKETING EXPENSES

For the three months ended March 31, 2023, the Company’s selling and marketing expenses were $12,176 compared to $12,229 for the same three months in 2022. As a percentage of revenue, selling and marketing expenses were 32.1% of revenue in the first quarter of 2023 compared to 39.2% of revenue in the same period in 2022. The decreased expenses were largely related to the benefit of our sales and marketing effort over the past year to expand our lead generation efforts and improve brand awareness. Additionally, these investments are targeted at positively impacting our ability to grow our in-house sales capability for residential markets and reduce our reliance on third-party sales organization and reduce our cost of customer acquisition. In the prior year period, we incurred a higher marketing spend for dealer commissions, advertising and branding. The residential sales and marketing model had previously focused on lead generation and effective interaction with a network of authorized dealers and third-party sales organizations.

GENERAL AND ADMINISTRATIVE EXPENSES

Total G&A expenses of $8,751 for the three months ended March 31, 2023, increased compared to $6,810 for the same period in the prior year. The G&A expenses increased from the prior year period as a result of increases in salaries and benefits in support of the revenue growth and labor inflation, insurance, software and equipment related expenses, partially offset by savings attributable to a reduction of headcount in the first quarter of 2023.

STOCK-BASED COMPENSATION EXPENSES

During the three months ended March 31, 2023, we incurred $444 in total non-cash stock-based compensation expense, compared to $1,284 for the prior year period. The period-over-period decrease in stock-based compensation is the result of the vesting of the Solcius acquisition related RSUs and stock options granted in April 2021. Partially offsetting the reduction in stock-based compensation expense is the non-cash expense for expanding RSU grants during 2022 as part of the compensation structure to a broader population of employees.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expense for the three months ended March 31, 2023 was $950, which includes $327 recorded in cost of goods sold compared to $1,283, which includes $233 recorded in cost of goods sold in the prior year period. Depreciation and amortization expenses decreased in the current year period as a result of a portion of the $15,600 of identified intangible assets of Solcius being fully amortized within 2022 following the closing of the Solcius acquisition in April 2021. The estimated useful lives range from nine months to ten years. The amortization expense from the Solcius acquisition for the first three months of 2023 was $330, compared to $1,046 for the same period in 2022.

OTHER INCOME (EXPENSE)

Other income was $3,677 for the three months ended March 31, 2023, compared to other expense of $6 for the same period in the prior year. Other income is primarily related to the $5,055 employee retention tax credit receivable, net of consultants’ fees as more fully described in the Liquidity section of the footnotes to our condensed consolidated financial statements. Interest expense of $68 is primarily related to the finance lease assets, sales tax liability and the financing of business insurance premiums. Included in loss on sale of assets is the sale of $3,835 of solar module inventory for $2,501, recognizing a loss on the sale of assets of $1,334.

NET LOSS

The net loss for the three months ended March 31, 2023, was $6,390, compared to a net loss of $8,207 for the three months ended March 31, 2022.

RESIDENTIAL SOLAR SEGMENT KEY PERFORMANCE INDICATORS

	Three Months Ended
	March 31,
	2023	2022
Net Total Originations (Watts in thousands)	10,942	12,295
Installation (Watts in thousands)	6,900	6,410
Average Project Size Installed (Watts)	6,622	6,494
Revenue	$30,007	$26,394
Gross Margin	38.6%	46.9%
Operating (Loss)	$(5,691)	$(4,274)
Operating (Loss) %	(19.0)%	(16.2)%

COMMERCIAL SOLAR SEGMENT KEY PERFORMANCE INDICATORS

	Three Months Ended
	March 31,
	2023	2022
Net Total Orders	$11,573	$2,702
Revenue	$7,892	$4,802
Gross Margin	4.5%	16.5%
Operating (Loss)	$(1,983)	$(1,565)
Operating (Loss) %	(25.1)%	(32.6)%

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Capital Resources

We had $3,445 in unrestricted cash at March 31, 2023, as compared to $7,807 at December 31, 2022. We believe that our existing cash and cash equivalents is sufficient to meet our operating cash requirements and strategic objectives for growth for at least the next year. To satisfy our capital requirements, including acquisitions and ongoing operations, for 12 months and longer into the future, we will likely seek to raise additional financing through debt and equity financings or the sale or other disposition of assets.

On January 27, 2021, we filed a Registration Statement on Form S-3 (File No. 333-252475) (the “2021 Registration Statement”), with the SEC. The 2021 Registration Statement allows the Company to offer and sell, from time to time in one or more offerings, any combination of common stock, preferred stock, warrants, or units having an aggregate initial offering price not to exceed $100,000. The 2021 Registration Statement was declared effective by the SEC on February 3, 2021. From January 1, 2023 through the date of this filing we sold 1,394,743 shares with gross proceeds of approximately $1,751 under the 2021 Registration Statement. Approximately $17,600 of the $100,000 total is available for future offerings pursuant to the 2021 Registration Statement.

Effective May 4, 2023, Commercial Solar Energy, Inc. and Sunworks United, Inc., wholly-owned subsidiaries of Sunworks, Inc. (collectively, the “Company”) entered into a Factoring Agreement (the “Factoring Agreement”) with Produce Pay Inc. (the “Buyer”). Patrick McCullough, a director of the Company, is the Chief Executive Officer of the Buyer. Under the terms of the Factoring Agreement, the Company may use the Buyer’s on-line software platform to offer for sale, and the Buyer may purchase at 80% of face value, certain accounts receivable of the Company. The Company will receive a rebate back to the Company in a maximum amount of 18.4% of the verified receivable amount if the receivable is collected within 30 days and a lesser rebate amount based on the receivable collection period. The Factoring Agreement provides for a minimum volume commitment of $10,000,000 accounts receivable during the first year of the agreement.

On May 22, 2023, the Company entered into trade purchase agreement with respect to its Employee Retention Tax Credit receivable (ERTC) with 1861 Acquisition LLC.  Under the terms of the agreement, the Company expects to receive $5,738 of proceeds under the trade purchase agreement.

As of March 31, 2023, our working capital surplus was $18,194 compared to a working capital surplus of $23,596 at December 31, 2022.

During the three months ended March 31, 2023, we used $6,698 of cash in operating activities compared to $7,801 used in operating activities for the prior year period. The cash used in operating activities was primarily the result of the operating loss during quarter. Changes in a variety of working capital accounts including accounts payable, contract liabilities, contract assets, inventory, employee retention tax credit receivable and deposits offset each other. As our supply chain stabilized, inventory secured earlier to minimize the impacts of supply chain disruption, was determined to be excessive and sold.

Net cash provided by investing activities totaled $2,417 for the three months ended March 31, 2023, primarily from the sale of inventory partially offset by the acquisition of vehicles and equipment. The cash used in investing activities for the same period in 2022 totaled $168 for routine equipment purchases.

Net cash used in financing activities during the three months ended March 31, 2023 was $80. This decrease was primarily due to the principal payments for finance lease liabilities together with tax payments related to net share settlement of equity awards exceeding the net proceeds from sales of our common stock during the first three months of the current year.

Net cash provided by financing activities during the first three months of 2022 was $7,705. This was due entirely to net proceeds from the at-the-market offerings under our 2021 Registration Statement.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal first quarter ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time, the Company is involved in routine litigation that arises in the ordinary course of business. There are no pending significant legal proceedings to which the Company is a party for which management believes the ultimate outcome would have a negative impact on the Company’s financial position.

ITEM 1A. RISK FACTORS

The disclosure below supplements our risk factors from those disclosed in Part I, Item 1A in our Annual Report. These risks and uncertainties, along with those previously disclosed, could materially adversely affect our business or financial results

We have incurred significant losses since inception.

We had an accumulated deficit of approximately $150 million as of March 31, 2023, and our net losses were $6.4 million for the three months ended March 31, 2023.

We incurred annual operating losses since our inception. We anticipate becoming profitable as we increase our installation revenue and reduce our costs as a percentage of revenue. However, there can be no assurances that these actions will result in profitability or sustained profitability. We are subject to all the risks incidental to the sales, development, and costs of construction of new solar energy revenues, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business.

We will need to raise additional funding, which may not be available on acceptable terms, or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate our operations.

Our operations have consumed substantial amounts of cash since inception. Accordingly, we will need to raise additional working capital in order to execute on our current business plans and strategy, including prior to becoming profitable. The Company may meet its working capital requirements through a variety of means, including debt financings, equity financings, the sale or other disposition of assets, and/or reductions in operating costs.

Our fundraising efforts to raise additional funding may divert our management from their day-to-day activities, which may adversely affect our ability to conduct operations. In addition, we cannot guarantee that financing will be available in sufficient amounts or on terms acceptable to us, if at all. Moreover, the terms of any financing may adversely affect the holdings or the rights of our stockholders and the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our shares to decline. The sale of additional equity or convertible securities would dilute all of our stockholders. The incurrence of indebtedness would result in increased fixed payment obligations and we may be required to agree to certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire assets and other operating restrictions that could adversely impact our ability to conduct our business. We could also be required to seek funds through arrangements with collaborative partners or otherwise at an earlier stage than otherwise would be desirable, which may result in terms unfavorable to us, any of which may have a material adverse effect on our business, operating results and prospects.

Moreover, as a result of recent volatile market conditions, the cost and availability of capital has been and may continue to be adversely affected. Concern about the stability of the banking sector has generally led many lenders and institutional investors to reduce, and in some cases, cease to provide credit to businesses and consumers. Continued turbulence in the U.S. market and economy may adversely affect our liquidity and financial condition, including our ability to access the capital markets to meet liquidity needs. In addition, we maintain the majority of our cash and cash equivalents in accounts with major financial institutions, and our deposits at these institutions may exceed insured limits. Market conditions can impact the viability of these institutions. In the event of failure of any of the financial institutions where we maintain our cash and cash equivalents, there can be no assurance that we would be able to access uninsured funds in a timely manner or at all. Any inability to access or delay in accessing these funds could adversely affect our business and financial position.

If we are unable to obtain funding on a timely basis, or if revenues from collaboration arrangements or financing sources are less than we have projected, we may be required to further revise our business plan and strategy, which may result in us significantly curtailing, delaying or discontinuing portions or all of our operations, or may result in our being unable to expand our operations or otherwise capitalize on our business opportunities. As a result, our business, financial condition and results of operations could be materially affected.

The transition by California to new net energy metering policies that lower the export rate to consumers of solar energy sold back to utilities has had a negative impact on our operating results and capital resources and may continue to negatively impact our operations in the future.

Net Energy Metering (NEM) is utilized in California to allow consumers to participate in transmitting solar power generated from their systems and selling the power back to the grid. The price at which such power is sold back to the utilities is referred to as the export rate. This benefit has allowed consumers to improve the economics of their investment in solar by lowering the consumers overall energy bill and shortening the payback period. In December 2022, the California Public Utility Commission (CPUC) issued a final decision to update its NEM policies that adversely impacted the economic benefits of residential and commercial solar projects by lowering the export rate, a key benefit of solar, by approximately 75%.

To obtain the benefit of NEM in California, the local utility servicing a customer must approve an application for interconnection to the electric grid. Once the interconnection application and permits are received, Solcius, our residential operating subsidiary, installs the solar system. Customers that submitted their solar applications (through solar providers like Solcius) by April 14, 2023, qualified under the prior, more economically beneficial NEM regulations. This change in regulation by the CPUC resulted in a surge of applications prior to the application deadline that has caused significant delays, with the average application approval time by utilities increasing from less than a week to more than one month beginning in March of 2023. The application approval time has continued to extend to as of the date of this Quarterly Report. As a result, the pace of new Solcius installations have been delayed. We believe the delay in installations resulting from longer application approval times will negatively impact revenue and cash flow in 2023. In 2022, we generated 41% of our revenue in California, 29% of which was attributed to residential installations. The surge in applications may also lead to a decline of applications in subsequent quarters, once the current backlog has been processed.

While the reduction in export rate is significant, the cost of solar relative to current electricity bills and the expected inflationary pressures on future utility rates is likely to continue to justify the economics of solar, consistent with our long-term market view. Additionally, homeowners may augment their solar systems with batteries to ensure that excess power generated during the day is exported to the grid during periods of peak pricing.

Tightening credit markets have reduced the availability of advanced funding for solar projects and negatively impacted our operating results and capital resources and may continue to negatively impact our operations in the future.

We partner with various financing providers that offer our customers financial products that allow them to monetize the benefit of solar power generations. At the time of sale of a solar installation, we have historically received advanced funding from lenders to support our working capital needs. Credit market tightening related to recent bank sector volatility and general economic uncertainty have begun to materially change how lenders manage their risk profiles. In view of changing market dynamics, some lenders are either reducing or eliminating advance funding, which delays the timing of payment to us and negatively affects our available liquidity. Additionally, lenders are modifying their payment milestones and timelines, which may further reduce our available liquidity. If lenders continue to reduce or eliminate advance funding for solar installations, our liquidity available for operations may continue to be negatively impacted.

Climate change may have long-term impacts on our business, our industry, and the global economy.

Climate change poses a systemic threat to the global economy and will continue to do so until our society transitions to renewable energy and decarbonizes. While our core business model seeks to accelerate this transition to renewable energy, there are inherent climate-related risks to our business operations. Warming temperatures throughout the United States, and in California, our biggest market, in particular, has contributed to extreme weather, intense drought, and increased wildfire risks. These events have the potential to disrupt our business, our third-party suppliers, and our customers, and may cause us to incur additional operational costs. For instance, natural disasters and extreme weather events associated with climate change can impact our operations by delaying the installation of our systems, leading to increased expenses and decreased revenue and cash flows in the period. During the first quarter of 2023, unusually adverse weather conditions across the United States and California, in particular, have caused significant installation delays that have resulted in decreased revenues and negatively impacted our operating results and available cash resources. We estimate that weather delays in the first quarter of 2023 resulted in the delay of approximately $7.8 million of revenue during the period. Natural disasters and extreme weather events can also cause a decrease in the output from our systems due to smoke or haze. Additionally, if weather patterns significantly shift due to climate change, it may be harder to predict the average annual amount of sunlight striking each location where our solar energy systems are installed. This could make our solar service offerings less economical overall or make individual systems less economical.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

On May 19, 2023, Judith A. Hall notified the Company that she will be resigning as a member and chairperson of the Company’s board of directors, effective on May 20, 2023. Ms. Hall is leaving the board of directors to pursue another professional opportunity that could be considered a conflict of interest with the Company. Ms. Hall’s resignation was not due to any disagreement with the Company on any matter relating to its operations, policies, practices or otherwise known to any executive officer of the Company.

ITEM 6. EXHIBITS.

Exhibit No.	Description
10.1*	Factoring Agreement, dated May 4, 2023, between the Company and Produce Pay Inc.
31.1*	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
31.2*	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	Inline XBRL Instance Document.
101.SCH**	Inline XBRL Taxonomy Extension Schema Document.
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (embedded within the XBRL document)

*	Filed herewith.

**	Furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

#	Portions of this exhibit have been redacted in accordance with Item 601(b)(10) of Regulation S-K.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Provo, State of Utah, on May 22, 2023.

Sunworks, Inc.

Date: May 22, 2023	By:	/s/ Gaylon Morris
Gaylon Morris, Chief Executive Officer
(Principal Executive Officer)

Date: May 22, 2023	By:	/s/ Jason Bonfigt
Jason Bonfigt, Chief Financial Officer
(Principal Financial and Accounting Officer)

