Form 10-Q
period 2023-06-30
Sunworks, Inc.
filed 2023-08-14
CIK 1172631

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common stock, par value $0.001 per share	SUNW	Nasdaq Capital Market

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

Yes ☐ No ☒

The number of shares of registrant’s common stock outstanding as of August 11, 2023 was 44,288,422.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

SUNWORKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2023 AND DECEMBER 31, 2022

(in thousands, except share and per share data)

	June 30, 2023	December 31, 2022
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$4,631	$7,807
Restricted cash	249	248
Accounts receivable, net	14,712	13,873
Inventory	18,937	26,401
Contract assets	16,201	20,699
Other current assets	3,279	5,824
Total Current Assets	58,009	74,852
Property and equipment, net	1,488	2,154
Finance lease right-of-use assets, net	4,300	2,487
Operating lease right-of-use assets, net	2,374	2,779
Deposits	199	192
Intangible assets, net	4,630	5,290
Goodwill	32,186	32,186
Total Assets	$103,186	$119,940

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable and accrued liabilities	$22,209	$24,567
Contract liabilities	21,231	24,960
Finance lease liabilities, current portion	1,047	631
Operating lease liabilities, current portion	1,008	1,098
Total Current Liabilities	45,495	51,256

Long-Term Liabilities:
Finance lease liabilities, net of current portion	2,911	1,470
Operating lease liabilities, net of current portion	1,366	1,681
Warranty liability	1,716	1,596
Total Long-Term Liabilities	5,993	4,747
Total Liabilities	51,488	56,003

Commitments and contingencies

Shareholders’ Equity:
Preferred stock Series B, $0.001 par value, 5,000,000 authorized shares; no shares issued and outstanding	-	-
Common stock, $0.001 par value; 50,000,000 authorized shares; 40,980,882 and 35,374,978 shares issued and outstanding, at June 30, 2023 and December 31, 2022, respectively	41	35
Additional paid-in capital	214,194	207,373
Accumulated deficit	(162,537)	(143,471)
Total Shareholders’ Equity	51,698	63,937

Total Liabilities and Shareholders’ Equity	$103,186	$119,940

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUNWORKS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE Three and six months ended June 30, 2023 and 2022

(in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022

Revenue, net	$34,638	$36,397	$72,537	$67,593

Cost of Goods Sold	23,196	19,803	49,173	37,827

Gross Profit	11,442	16,594	23,364	29,766

Operating Expenses:
Selling and marketing	11,967	14,318	24,046	26,548
General and administrative	9,773	8,495	18,616	15,305
Stock-based compensation	436	371	880	1,655
Depreciation and amortization	623	1,071	1,245	2,121

Total Operating Expenses	22,799	24,255	44,787	45,629

Operating Loss	(11,357)	(7,661)	(21,423)	(15,863)

Other Income (Expense)
Other income (expense), net	(1,016)	51	4,049	53
Interest expense	(173)	(59)	(242)	(66)
Gain (Loss) on disposal of property and equipment	(18)	178	(1,338)	178

Total Other Income (Expense), net	(1,207)	170	2,469	165

Loss before Income Taxes	(12,564)	(7,491)	(18,954)	(15,698)

Income Tax Expense	112	94	112	94

Net Loss	$(12,676)	$(7,585)	$(19,066)	$(15,792)

LOSS PER SHARE:
Basic	$(0.34)	$(0.23)	$(0.52)	$(0.51)
Diluted	$(0.34)	$(0.23)	$(0.52)	$(0.51)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
Basic	37,524,312	32,907,289	36,477,806	31,262,031
Diluted	37,524,312	32,907,289	36,477,806	31,262,031

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUNWORKS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE Three and six months ended June 30, 2023 and 2022

(in thousands, except share data)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2022	35,374,978	$35	$207,373	$(143,471)	$63,937
Stock-based compensation	-	-	444	-	444
Issuance of common stock under terms of restricted stock grants	104,267	-	-	-	-
Tax withholdings related to net share settlements of equity awards	(13,271)	-	(39)	-	(39)
Sales of common stock pursuant to S-3 registration statement, net	100,000	1	141	-	142
Net loss for the three months ended March 31, 2023	-	-	-	(6,390)	(6,390)
Balance at March 31, 2023	35,565,974	36	207,919	(149,861)	58,094
Stock-based compensation	-	-	436	-	436
Issuance of common stock under terms of restricted stock grants	73,763	-	-	-	-
Tax withholdings related to net share settlements of equity awards	(3,598)	-	(4)	-	(4)
Registered direct sale of common stock pursuant to S-3 registration statement, net	4,050,000	4	4,286	-	4,290
Sales of common stock pursuant to S-3 registration statement, net	1,294,743	1	1,557	-	1,558
Net loss for the three months ended June 30, 2023	-	-	-	(12,676)	(12,676)
Balance at June 30, 2023	40,980,882	$41	$214,194	$(162,537)	$51,698

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2021	29,193,772	$29	$187,997	$(115,260)	$72,766
Stock-based compensation	-	-	1,284	-	1,284
Issuance of common stock under terms of restricted stock grants	121,666	-	-	-	-
Sales of common stock pursuant to S-3 registration statement, net	2,757,830	3	7,811	-	7,814
Net loss for the three months ended March 31, 2022	-	-	-	(8,207)	(8,207)
Balance at March 31, 2022	32,073,268	32	197,092	(123,467)	73,657
Stock-based compensation	-	-	371	-	371
Issuance of common stock under terms of restricted stock grants	95,000	-	-	-	-
Tax withholdings related to net share settlements of equity awards	(16,703)	-	(34)	-	(34)
Sales of common stock pursuant to S-3 registration statement, net	783,257	1	2,004	-	2,005
Net loss for the three months ended June 30, 2022	-	-	-	(7,585)	(7,585)
Balance at June 30, 2022	32,934,822	$33	$199,433	$(131,052)	$68,414

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUNWORKS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED June 30, 2023 and 2022

(in thousands)

	Six Months Ended
	June 30, 2023	June 30, 2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(19,066)	$(15,792)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,967	2,595
Amortization of right-of-use assets	674	536
Loss (Gain) on sale of inventory and equipment	1,338	(178)
Stock-based compensation	880	1,655
Bad debt expense	394	225
Changes in Operating Assets and Liabilities:
Accounts receivable	(1,233)	(3,669)
Inventory	3,494	(8,603)
Deposits and other current assets	2,538	(601)
Contract assets	4,498	(5,139)
Accounts payable and accrued liabilities	(2,358)	5,196
Contract liabilities	(3,729)	7,216
Warranty liability	120	120
Operating lease liabilities	(674)	(536)
NET CASH USED IN OPERATING ACTIVITIES	(11,157)	(16,975)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(150)	(439)
Proceeds from sale of inventory and equipment	2,631	197
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	2,481	(242)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on finance lease liabilities	(446)	(220)
Proceeds from sale of common stock, net	5,990	9,819
Payments for taxes related to net share settlement of equity awards	(43)	(34)
NET CASH PROVIDED BY FINANCING ACTIVITIES	5,501	9,565

NET CHANGE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(3,175)	(7,652)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH BEGINNING OF YEAR	8,055	20,042
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, END OF PERIOD	$4,880	$12,390

Cash and cash equivalents	$4,631	$12,067
Restricted cash	249	323
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, END OF PERIOD	$4,880	$12,390

CASH PAID FOR:
Interest	$125	$18
Franchise and corporate excise taxes	$174	$42

SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS
Decrease in operating right-of-use assets as a result of lease modification	$44	$-
Right-of-use assets obtained in exchange for new operating lease liabilities	$314	$247
Right-of-use assets obtained in exchange for new finance liabilities	$2,310	$338

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUNWORKS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

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

The accompanying unaudited condensed consolidated financial statements (“financial statements”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. The financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, as amended by our Form 10-K/A filed on May 1, 2023.

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

Liquidity

The Company has historically incurred significant operating losses. At June 30, 2023, the Company had an accumulated deficit of approximately $162,537. The Company’s net losses were $12,676 and $19,066 for the three and six months ended June 30, 2023, respectively.

We partner with various financing providers that offer our customers financial products that allow them to monetize the benefit of solar power generation. At the time of sale of a solar installation, we have historically received advanced funding from lenders to support our working capital needs. Credit market tightening related to recent bank sector volatility and general economic uncertainty have begun to materially change how lenders manage their risk profiles. In view of changing market dynamics, some of our lenders are either reducing or eliminating advance funding, which delays the timing of payment to us and negatively affects our available liquidity. Additionally, lenders are modifying their payment milestones and timelines, which may further reduce our available liquidity.

Management assesses whether the Company has sufficient liquidity to fund its costs for the next twelve months from each financial statement issuance date to determine if there is a substantial doubt about the Company’s ability to continue as a going concern. In the preparation of this liquidity assessment, management applied judgment to estimate the projected cash flows of the Company, including the following: (i) projected cash outflows, (ii) projected cash inflows, (iii) categorization of expenditures as discretionary versus non-discretionary, (iv) the ability to expedite collection of receivables under the Company’s factoring agreement with Produce Pay, Inc. and (vi) the ability to raise capital through the sale of equity in at-the-market offerings (see Note 8) or otherwise. The cash flow projections are based on known or planned cash requirements for operating costs and expected customer revenues from customers.

The Company’s continued existence is dependent upon management’s ability to increase liquidity, raise capital and develop profitable operations. Management is devoting significant efforts to increasing liquidity, raising capital and developing its business. The Company may meet its working capital requirements through a variety of means, including debt financings, equity financings, the sale or other disposition of assets, and/or reductions in operating costs. The Company anticipates that it will need to sell additional shares of stock, in at-the-market offerings or otherwise, in order to satisfy its liquidity needs for the next twelve months. Our ability to raise additional capital by issuing additional shares will require an increase in our authorized shares that requires shareholder approval. If the Company cannot raise needed funds, it raises substantial doubt about the Company’s ability to satisfy its liabilities and commitments in the normal course of business over the next year.

Effective May 4, 2023, Commercial Solar Energy, Inc. and Sunworks United, Inc., wholly-owned subsidiaries of Sunworks, Inc. (collectively, the “Company”) entered into a Factoring Agreement (the “Factoring Agreement”) with Produce Pay Inc. (the “Buyer”). Patrick McCullough, a director of the Company, is the Chief Executive Officer of the Buyer. Under the terms of the Factoring Agreement, the Company may use the Buyer’s on-line software platform to offer for sale, and the Buyer may purchase at 80% of face value, certain accounts receivable of the Company. The Company will receive a rebate back to the Company in a maximum amount of 18.4% of the verified receivable amount if the receivable is collected within 30 days and a lesser rebate amount based on the receivable collection period. The Factoring Agreement provides for a minimum volume commitment of $10,000 accounts receivable during the first year of the agreement. As of June 30, 2023, $2,405 of accounts receivable had been factored cumulatively pursuant to the Factoring Agreement.

On May 22, 2023, the Company entered into trade purchase agreement with respect to its Employee Retention Tax Credit (ERTC) receivable with 1861 Acquisition LLC. Under the terms of the agreement, the Company received $5,723 of proceeds under the trade purchase agreement. The sale of the ERTC receivable resulted in a loss of $1,028 in the second quarter of 2023.

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

On June 1, 2022, the Company filed a Registration Statement on Form S-3 (File No. 333-265336) (the “2022 Registration Statement”), with the SEC. The 2022 Registration Statement allows the Company to offer and sell, from time to time in one or more offerings, any combination of common stock, preferred stock, warrants, or units having an aggregate initial offering price not to exceed $75,000. The 2022 Registration Statement was declared effective by the SEC on August 5, 2022. On June 12, 2023, pursuant to a securities purchase agreement, the Company sold and issued 4,050,000 shares of common stock at a purchase price of $1.14 per share for total gross proceeds of $4,617. On August 11, 2023, pursuant to a securities purchase agreement, the Company sold and issued 3,300,000 shares of common stock at a purchase price of $1.00 per share for total gross proceeds of $3,300. Approximately $67,100 of the $75,000 total is available for future offerings pursuant to the 2022 Registration Statement.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current presentation. The reclassifications impact historical cost of goods sold, depreciation, amortization and general and administrative expenses. During the three months ended June 30, 2022, $241 of depreciation and amortization expense and $30 of costs previously reported in general and administrative expense are now reclassified to cost of goods sold. During the six months ended June 30, 2022, $474 of depreciation and amortization expense and $656 of costs previously reported in general and administrative expense are now reclassified to cost of goods sold.

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

Judgment is required to evaluate assumptions including the amount of net contract revenue and the total estimated costs to determine the Company’s progress towards contract completion and to calculate the corresponding amount of revenue to recognize. If the estimated total costs on any contract are greater than the net contract revenue, the Company recognizes the entire estimated loss in the period the loss becomes known.

Changes in estimates for commercial projects occur for a variety of reasons, including, but not limited to (i) construction plan accelerations or delays, (ii) product cost forecast changes, (iii) change orders, or (iv) changes in other information used to estimate costs. Changes in estimates may have a material effect in the Company’s condensed consolidated statements of operations. The table below outlines the impact on revenue of net changes in estimated transaction prices and input costs for systems related sales contracts (both increases and decreases) for the three and six months ended June 30, 2023 and 2022 as well as the number of projects that comprise such changes. For purposes of the following table, only projects with changes in estimates that have an impact on revenue and or cost of at least $100, calculated on a quarterly basis during the periods, are presented. Also included in the table is the net change in estimate as a percentage of the aggregate revenue for such projects.

	Three Months Ended		Six Months Ended
(In thousands, except number of projects)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Increase in revenue from net changes in transaction prices	$223	$-	$163	$475
Increase (decrease) in revenue from net changes in input cost estimates	386	-	571	(487)
Net increase (decrease) in revenue from net changes in estimates	$609	$-	$734	$(12)

Number of projects	5	-	7	3

Net change in estimate as a percentage of aggregate revenue for associated projects	8.2%	0.0%	7.5%	(0.2)%

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

	As of
(In thousands)	June 30, 2023	December 31, 2022
Contract Assets	$16,201	$20,699
Contract Liabilities	21,231	24,960

During the three and six months ended June 30, 2023, the Company recognized revenue of $4,187 and $17,308, respectively, that was included in contract liabilities as of December 31, 2022. During the three and six months ended June 30, 2022, the Company recognized revenue of $4,187 and $6,863, respectively, that was included in contract liabilities as of December 31, 2021.

The following table represents the average percentage of completion as of June 30, 2023 for EPC projects that the Company is constructing. The Company expects to recognize $36,161 of revenue upon transfer of control of the projects.

Project	Revenue Category	Expected Years Revenue Recognition Will Be Completed	Average Percentage of Revenue Recognized
Various Projects	EPC services	2023 - 2024	50.2%

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

A net loss causes all outstanding common stock options, unvested RSUs and unvested PSUs to be anti-dilutive. As a result, the basic and diluted losses per common share are the same for the three and six months ended June 30, 2023 and 2022, respectively.

As of June 30, 2023, the potentially dilutive securities that have been excluded from the computations of weighted average shares outstanding include 162,436 stock options, 746,829 unvested RSUs and 1,634,546 unvested PSUs.

As of June 30, 2022, the potentially dilutive securities that have been excluded from the computations of weighted average shares outstanding include 276,720 stock options, 666,692 unvested RSUs and 442,889 unvested PSUs.

Dilutive per share amounts are computed using the weighted-average number of shares of common stock outstanding and potentially dilutive securities, using the treasury stock method, if their effect would be dilutive.

New Accounting Pronouncements

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13, “Measurement of Credit Losses on Financial Instruments.” This ASU replaces the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information for credit loss estimates on certain types of financial instruments, including trade receivables. In addition, new disclosures are required. The ASU, as subsequently amended, is effective for the Company for fiscal years beginning after December 15, 2022, as the Company was a smaller reporting company as of November 15, 2019, the determination date. We adopted ASU 2016-13 on January 1, 2023. Based on the composition of the Company’s accounts receivable, and other financial assets, including current market conditions and historical credit loss activity, the adoption of this standard did not have a material impact on the Company’s consolidated financial statements or disclosures. Specifically, the Company’s estimate of expected credit losses as of June 30, 2023, using its expected credit loss evaluation process described above, resulted in no adjustments to the provision for credit losses and no cumulative-effect adjustment to accumulated deficit on the adoption date of the standard.

Management reviewed currently issued pronouncements during the six months ended June 30, 2023, and believes that any recently issued, but not yet effective, accounting standards, if currently adopted, would not have a material effect on the accompanying condensed consolidated financial statements.

3. REVENUE FROM CONTRACTS WITH CUSTOMERS

The following table represents a disaggregation of revenue by customer type from contracts with customers for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Commercial	$4,218	$2,756	$6,950	$5,545
Public Works	3,133	478	8,227	1,886
Residential	27,287	33,163	57,360	60,162
Total	$34,638	$36,397	$72,537	$67,593

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

Segment net revenue, segment operating expenses and segment contribution (loss) information consisted of the following for the three and six months ended June 30, 2023 and 2022. Certain prior period amounts have been reclassified to conform to the current period presentation.

	Three Months Ended June 30, 2023
	Residential Solar	Commercial Solar	Corporate	Total
Net revenue	$27,200	$7,438	$-	$34,638
Cost of goods sold	17,729	5,467	-	23,196
Gross profit	9,471	1,971		11,442

Operating expenses
Selling and marketing	11,272	584	111	11,967
General and administrative	5,687	1,852	2,234	9,773
Segment loss	(7,488)	(465)	(2,345)	(10,298)

Stock-based compensation	15	33	388	436
Depreciation and amortization	623	-	-	623
Operating loss	$(8,126)	$(498)	$(2,733)	$(11,357)

	Three Months Ended June 30, 2022
	Residential Solar	Commercial Solar	Corporate	Total
Net revenue	$32,516	$3,881	$-	$36,397
Cost of goods sold	16,503	3,300	-	19,803
Gross profit	16,013	581		16,594

Operating expenses
Selling and marketing	13,225	870	223	14,318
General and administrative	4,970	1,676	1,849	8,495
Segment loss	(2,182)	(1,965)	(2,072)	(6,219)

Stock-based compensation	16	35	320	371
Depreciation and amortization	1,071	-	-	1,071
Operating loss	$(3,269)	$(2,000)	$(2,392)	$(7,661)

	Six Months Ended June 30, 2023
	Residential Solar	Commercial Solar	Corporate	Total
Net revenue	$57,207	$15,330	$-	$72,537
Cost of goods sold	36,168	13,005	-	49,173
Gross profit	21,039	2,325		23,364

Operating expenses
Selling and marketing	22,506	1,265	275	24,046
General and administrative	11,071	3,475	4,070	18,616
Segment loss	(12,538)	(2,415)	(4,345)	(19,298)

Stock-based compensation	34	66	780	880
Depreciation and amortization	1,245	-	-	1,245
Operating loss	$(13,817)	$(2,481)	$(5,125)	$(21,423)

	Six Months Ended June 30, 2022
	Residential Solar	Commercial Solar	Corporate	Total
Net revenue	$58,911	$8,682	$-	$67,593
Cost of goods sold	30,515	7,312	-	37,827
Gross profit	28,396	1,370		29,766

Operating expenses
Selling and marketing	24,357	1,721	470	26,548
General and administrative	8,741	3,142	3,422	15,305
Segment loss	(4,702)	(3,493)	(3,892)	(12,087)

Stock-based compensation	721	70	864	1,655
Depreciation and amortization	2,120	1	-	2,121
Operating loss	$(7,543)	$(3,564)	$(4,756)	$(15,863)

Assets by operating segment are as follows:

June 30, 2023
Operating Segment:
Residential Solar	$82,518
Commercial Solar	15,787
Corporate	4,881
$103,186

5. RIGHT-OF-USE OPERATING LEASES

The Company has right-of-use (“ROU”) operating leases for offices, warehouses, vehicles, and office equipment. The Company’s leases have remaining lease terms of 1 year to 4 years, some of which include options to extend.

The Company’s operating lease expense for the three and six months ended June 30, 2023 amounted to $444 and $1,041, respectively. The Company’s operating lease expense for the three and six months ended June 30, 2022 amounted to $384 and $811, respectively. Operating lease payments, which reduced operating cash flows for the three and six months ended June 30, 2023 amounted to $444 and $1,041, respectively. The difference between the year to date ROU asset amortization of $674 and the associated lease expense of $1,041 consists of short-term leases excluded from the ROU asset calculation, basic operating lease expenses included in the lease expense for property and sales taxes, triple net and common area charges for facilities and other equipment and vehicle lease related charges.

Supplemental balance sheet information related to leases is as follows:

June 30, 2023
(in thousands)
Operating lease right-of-use assets	$2,374

Operating lease liabilities, current portion	1,008
Operating lease liabilities, net of current portion	1,366
Total operating lease liabilities	$2,374

As of June 30, 2023, the weighted average remaining lease term was 3.2 years and the weighted average discount rate for the Company’s leases was 4.4%.

Minimum payments for the operating leases are as follows:

Operating Leases
(in thousands)
Remainder of 2023	$633
2024	784
2025	596
2026	527
2027	43
Total lease payments	$2,583
Less: imputed interest	209
Total	$2,374

6. RIGHT-OF-USE FINANCE LEASES

The Company has finance leases for vehicles. The Company’s finance leases have remaining lease terms of 1 year to 4 years.

Supplemental balance sheet information related to finance leases is as follows:

June 30, 2023
(in thousands)
Finance lease right-of-use asset cost	$5,871
Finance lease right-of-use accumulated amortization	(1,571)
Finance lease right of use asset, net	$4,300

Finance lease obligation, current portion	$1,047
Finance lease obligation, net of current portion	2,911
Total finance lease obligation	$3,958

As of June 30, 2023, the weighted average remaining lease term was 2.8 years and the weighted average discount rate for the Company’s leases was 8.4%.

Minimum finance lease payments for the remaining lease terms are as follows:

June 30, 2023
(in thousands)
Remainder of 2023	$691
2024	1,283
2025	1,250
2026	1,044
2027	313
Total lease payments	$4,581
Less: imputed interest	623
Total	$3,958

7. INTANGIBLE ASSETS, NET

The Company’s intangible assets at June 30, 2023 consist of the following:

	Amortization periods	Cost	Accumulated amortization	Net carrying value
Trademarks	10 Years	$5,200	$(1,170)	$4,030
Backlog of projects	9 Months	2,000	(2,000)	-
Covenant not-to-compete	3 Years	2,400	(1,800)	600
Software (included in property and equipment)	3 Years	3,400	(2,550)	850
Dealer relationships	18 Months	2,600	(2,600)	-
		$15,600	$(10,120)	$5,480

Intangible assets are stated at their original estimated value at the date of acquisition. The amortization of intangible assets commences upon acquisition. The intangible assets are being amortized using the straight-line method over the intangible asset’s estimated useful life:

Amortization expenses for intangible assets for the three and six months ended June 30, 2023 was as follows:

	For the	For the
	Three Months Ended	Six Months ended
	June 30, 2023	June 30, 2023
Trademarks	$130	$260
Covenant not-to-compete	200	400
Software	283	567
	$613	$1,227

Estimated future amortization expense for the Company’s intangible assets as of June 30, 2023 is as follows:

Years ending December 31,
Remainder of 2023	$1,227
2024	$1,003
2025	$520
2026	$520
2027	$520
Thereafter	$1,690

Depreciation and amortization expense on property and equipment and intangible assets for the three and six months ended June 30, 2023 was $1,016 and $1,967, respectively. Depreciation and amortization expense on property and equipment and intangible assets for the three and six months ended June 30, 2022 was $1,312 and $2,595, respectively.

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

On October 21, 2021, the Company filed a prospectus supplement with the SEC, (the “2021 Prospectus Supplement”) pursuant to which the Company could offer and sell from time to time, through the Agent RCP, up to $25,000 of the 2021 Placement Shares pursuant to the 2021 Registration Statement in “at-the-market” offerings, as defined in Rule 415 promulgated under the Securities Act.

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

The June 2022 Placement Shares are registered under the Securities Act, pursuant to the 2021 Registration Statement. The June 2022 Placement Shares may be sold by the Company in at-the-market offerings, as defined in Rule 415 promulgated under the Securities Act, through the Agents.

2022 At-The-Market Offerings

During the first six months of 2022, 3,541,087 of the Placement Shares were sold under the Roth Sales Agreement. Total gross proceeds for the sales were $10,054 and such shares were sold at an average sale price of $2.84 per share. Net proceeds from such sales, after brokerage costs, professional, registration and other fees were $9,819 or $2.77 per share.

2023 At-The-Market Offerings

During the first six months of 2023, 1,394,743 of the Placement Shares were sold under the Roth/Northland Sales Agreement. Total gross proceeds for the sales were $1,751 and such shares were sold at an average sale price of $1.26 per share. Net proceeds from such sales, after brokerage costs, professional, registration and other fees were $1.22 per share.

Registered Direct Offering

On June 8, 2023, pursuant to a securities purchase agreement, the Company sold and issued 4,050,000 shares of common stock at a purchase price of $1.14 per share for total gross proceeds of $4,617. After deducting placement agent commissions and other offering expenses, the net proceeds were $4,290 or $1.06 per share.

9. STOCK-BASED COMPENSATION

Options

As of June 30, 2023, the Company has incentive stock options and non-qualified stock options outstanding to purchase 162,436 shares of common stock, per the terms set forth in the option agreements. The stock options vest at various times and are exercisable for a period of five years from the date of grant at exercise prices ranging from $2.52 to $12.15 per share, the market value of the Company’s common stock on the date of each grant. The Company determined the fair market value of these options by using the Black Scholes option valuation model. Option forfeitures are accounted for as they occur.

A summary of the Company’s stock option activity and related information follows:

	June 30, 2023
		Weighted
	Number	Average
	of	Exercise
	Options	Price
Outstanding, at December 31, 2022	211,720	$11.66
Granted	-	-
Exercised	-	-
Forfeited	(40,000)	12.15
Expired	(9,284)	8.44
Outstanding and expected to vest as of June 30, 2023	162,436	$11.72
Exercisable at June 30, 2023	162,436	$11.72
Weighted average fair value of options granted during period	-	$-

The following summarizes the options to purchase shares of the Company’s common stock which were outstanding at June 30, 2023:

			Weighted
			Average
			Remaining
Exercisable	Stock Options	Stock Options	Contractual
Prices	Outstanding	Exercisable	Life (years)
$3.07	3,071	3,071	1.13
$2.52	4,365	4,365	1.26
$12.15	155,000	155,000	2.79
	162,436	162,436

Aggregate intrinsic value of options outstanding and exercisable at June 30, 2023, and December 31, 2022 was $0 and $0, respectively. Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the fiscal period, which was $1.13 and $1.58 as of June 30, 2023 and December 31, 2022, respectively, and the exercise price multiplied by the number of options outstanding.

The Company recorded stock-based compensation expense for stock options of $0 and $0 for the three and six months ended June 30, 2023, respectively. The Company recorded stock-based compensation expense for stock options of $2 and $673 for the three and six months ended June 30, 2022, respectively.

Restricted Stock Units

The following table summarizes the Company’s restricted stock unit activity during the six months ended June 30, 2023:

	June 30, 2023
		Weighted Average
	Number Of Shares	Grant Date Value per Share
Unvested, beginning December 31, 2022	561,136	$3.80
Granted	403,536	$2.37
Vested	(178,029)	$3.84
Forfeited	(39,814)	$2.82
Unvested at the end of June 30, 2023	746,829	$3.07

The Company recorded RSU compensation expense for RSUs of $436 and $880 for the three and six months ended June 30, 2023, respectively. The Company recorded RSU compensation expense for RSUs of $369 and $982 for the three and six months ended June 30, 2022, respectively.

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

11. SUBSEQUENT EVENTS

Registered Direct Offering

On August 11, 2023, pursuant to a securities purchase agreement, the Company sold and issued 3,300,000 shares of common stock at a purchase price of $1.00 per share for total gross proceeds of $3,300. After deducting placement agent commissions and other offering expenses, the net proceeds were $3,002 or $0.91 per share.

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

For both the three and six months ended June 30, 2023, approximately 79% of our revenue was from installations for the residential market, and approximately 21% of our revenue was from installations for the commercial and public works markets.

For the three months and six months ended June 30, 2022, approximately 91% and 89% of our revenue, respectively, was from installations for the residential market and approximately 9% and 11% of our revenue, respectively was from installations for the commercial and public works markets.

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

There were no significant changes in our critical accounting estimates during the six months ended June 30, 2023 compared to those previously disclosed in “Critical Accounting Policies” and “Use of Estimates” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2023 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2022

REVENUE AND COST OF GOODS SOLD

For the three months ended June 30, 2023, revenue declined to $34,638, compared to $36,397 for the same quarter in the prior year. Approximately 78.5% of revenue was from residential segment installations, or $27,200, compared to 89.3% of revenue, or $32,516, for the same quarter in the prior year. Residential segment revenue declined as a result of fewer projects reaching final inspection compared to the same quarter in the prior year, partially offset by higher average selling prices. Commercial and public works revenue was approximately 21.5% of revenue, or $7,438, for the three months ended June 30, 2023, compared to 10.7%, or $3,881, of revenue in the same period in the prior year. The increase in commercial revenue is a result of an increased backlog and executing on our strategy to grow the commercial segment.

Cost of goods sold for the three months ended June 30, 2023, was $23,196, compared to $19,803 reported for the three months ended June 30, 2022. The increase in cost of goods sold is primarily the result of inflationary pressures on labor, materials and construction supplies, as well as, under absorption of direct and overhead costs due to extended California interconnection approval timelines and lower volume in several markets.

Gross profit was $11,442 for the three months ended June 30, 2023, compared to $16,594 for the prior year period. The gross margin declined to 33.0% in the second quarter of 2023, compared to 45.6% in the second quarter 2022. The reduction in margin is the result of installation delays due to delayed regulatory approvals and higher construction costs.

SELLING AND MARKETING EXPENSES

For the three months ended June 30, 2023, the Company’s selling and marketing expenses were $11,967 compared to $14,318 for the same three months in 2022. As a percentage of revenue, selling and marketing expenses were 34.5% of revenue in the second quarter of 2023 compared to 39.3% of revenue in the same period in 2022. The decreased expenses were largely related to the benefit of our sales and marketing effort over the past year to expand our lead generation efforts and improve brand awareness. Additionally, these investments are targeted at positively impacting our ability to grow our in-house sales capability for residential markets. In the prior year period, we incurred a higher marketing spend for dealer commissions, advertising and branding. The residential sales and marketing model had previously focused on lead generation and effective interaction with a network of authorized dealers and third-party sales organizations.

GENERAL AND ADMINISTRATIVE EXPENSES

Total general and administrative expenses increased to $9,773 for the three months ended June 30, 2023, compared to $8,495 for the same period in the prior year. The general and administrative expenses increased from the prior year period as a result of increases in salaries and benefits, insurance, professional services, software and equipment related expenses, partially offset by savings attributable to a reduction of headcount in 2023.

STOCK-BASED COMPENSATION EXPENSES

During the three months ended June 30, 2023, we incurred $436 in total non-cash stock-based compensation expense, compared to $371 for the prior year period. The period-over-period increase in stock-based compensation is the result of expanding RSU grants as part of utilizing the non-cash compensation structure for incentivizing employees.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expense for the three months ended June 30, 2023 was $1,016, which includes $393 recorded in cost of goods sold compared to $1,312, which includes $241 recorded in cost of goods sold in the prior year period. Depreciation and amortization expenses decreased in the current year period as a result of a portion of the $15,600 of identified intangible assets of Solcius being fully amortized within 2022 following the closing of the Solcius acquisition in April 2021. The estimated useful lives range from nine months to ten years. Offsetting the reduction in amortization of intangibles was an increase in depreciation expense for additional installation service vehicles added during the first half of 2023. The amortization expense from the Solcius acquisition for the second quarter of 2023 was $613, compared to $1,047 for the same period in 2022.

OTHER INCOME (EXPENSE)

Other expenses were $(1,207) for the three months ended June 30, 2023, compared to other income of $170 for the same period in the prior year. Other expense is primarily the result of the $1,028 loss resulting from the sale our net $5,055 Employee Retention Tax Credit during the quarter. The interest expense of $173 is primarily related to the finance lease assets, credit card finance charges, sales tax liability and the financing of business insurance premiums.

INCOME TAX EXPENSE

Income tax expense is a provision for Texas Margin Tax for our Texas based operations.

NET LOSS

The net loss for the three months ended June 30, 2023, was $12,676, compared to a net loss of $7,585 for the three months ended June 30, 2022.

ORDERS AND BACKLOG

For the quarter ended June 30, 2023, our combined backlog of residential and commercial projects was $84,000, approximately a 2.7% decrease compared to the prior year end. Residential Solar segment originations decreased by approximately 50% in the current quarter, compared to the prior year quarter, primarily driven by higher interest rates and following a surge in California originations in the first quarter of 2023 as customers secured more favorable economics in advance of the NEM 3.0 deadline. Within this segment, originations generated from the direct sales channel were approximately 45%, compared to approximately 23% in the prior period, due to execution against our stated goal to diversify our sources of originations. As a result, the Residential Solar backlog declined to $48,000, or 19%, on a year-over-year basis. We expect to execute against our Residential Solar segment backlog over the next 1-5 months, as project complexity, jurisdictional requirements, materials and labor availability each influence timelines for completion.

Commercial Solar segment orders were approximately $8,094 for the quarter ending June 30, 2023, compared to approximately $23,743 during the same period in the prior year, which was primarily driven by the timing of several large orders. The Commercial Solar segment backlog is $36,200, which represents a 0.2% increase on a year-over-year basis. We expect to execute against this backlog over the next 3 to18 months, subject to receiving timely authorizations to proceed with construction from the various stakeholders.

RESIDENTIAL SOLAR SEGMENT KEY PERFORMANCE INDICATORS

	Three Months Ended
	June 30,
	2023	2022
Net Total Originations (Watts in thousands)	8,064	16,292
Installation (Watts in thousands)	6,309	7,920
Average Project Size Installed (Watts)	6,782	6,268
Revenue	$27,200	$32,516
Gross Margin	34.8%	49.3%
Operating (Loss)	$(8,126)	$(3,269)
Operating (Loss) %	(29.9)%	(10.1)%

COMMERCIAL SOLAR SEGMENT KEY PERFORMANCE INDICATORS

	Three Months Ended
	June 30,
	2023	2022
Net Total Orders	$8,094	$23,743
Revenue	$7,438	$3,881
Gross Margin	26.5%	15.0%
Operating (Loss)	$(498)	$(2,000)
Operating (Loss) %	(6.7)%	(51.5)%

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2023 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2022

REVENUE AND COST OF GOODS SOLD

For the six months ended June 30, 2023, revenue increased to $72,537 compared to $67,593 for the six months ended June 30, 2022. Residential segment revenue was approximately 78.9% of revenue in the first six months of 2023 or $57,207. Residential segment revenue was approximately 87.2% of revenue or $58,911, for the same period in the prior year. Residential segment revenue decreased as a result of the reduction in third-party sales organization sourced revenue and extended inspection times. As a percentage of total revenue, residential segment revenue decreased as commercial revenue increased in both dollars and percentage of total revenue. Commercial segment revenue was 21.1% of total revenue, or $15,330, for the first six months of 2023, compared to 12.8%, or $8,682 of revenue in the same period of the prior year. Commercial revenue benefits from greater order volume in prior periods.

Cost of goods sold for the six months ended June 30, 2023, was $49,173, or 67.8% of revenue, compared to $37,827, or 56.0% of revenue, reported for the six months ended June 30, 2022. The increase in cost of goods sold is primarily the result of higher revenue combined with inflationary pressures on materials and construction labor, as well as labor inefficiencies associated with weather and regulatory approval delays in the current year. Included within cost of goods sold is a $979 inventory write-down for solar module inventory to lower of cost or market, as a result of excess inventory in our Commercial Solar Energy segment.

Gross profit was $23,364 for the six months ended June 30, 2023. This compares to $29,766 of gross profit for the same period of the prior year. Gross margin declined to 32.2% in the first six months of 2023 compared to 44.0% in the same six-month period of 2022. The reduction in margin is the result of installation delays due to regulatory approvals and weather delays, as well as, higher construction costs.

SELLING AND MARKETING EXPENSES

For the six months ended June 30, 2023, our selling and marketing expenses were $24,046, compared to $26,548 for the six months ended June 30, 2022. As a percentage of revenue, selling and marketing expenses were 33.1% for the six months ended June 30, 2023, compared to 39.3% of revenue in the same period of 2022. Selling and marketing expenses decreased as a result of lower residential revenue, as the residential business model focuses more on direct lead generation.

GENERAL AND ADMINISTRATIVE EXPENSES

Total general and administrative expenses of $18,616 for the six months ended June 30, 2023, increased, compared to $15,305 for the six months ended June 30, 2022. The general and administrative expenses increased from the prior year six-month period as a result of increases in corporate overhead expenses including legal, accounting and consulting fees.

STOCK-BASED COMPENSATION EXPENSE

During the six months ended June 30, 2023, we incurred $880 in total non-cash stock-based compensation expense, compared to $1,655 for the same period in the prior year. The period-over-period decrease in stock-based compensation is the result of the vesting of the Solcius acquisition related RSUs and stock options granted in April 2021. Partially offsetting the reduction in stock-based compensation expense is the non-cash expense for expanding RSU grants during 2022 as part of the compensation structure to a broader population of employees.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expense for the six months ended June 30, 2023 was $1,967, which includes $722 recorded in cost of goods sold compared to $2,595, which includes $474 recorded in cost of goods sold in the prior year period. Depreciation and amortization expenses decreased in the current year period as a result of a portion of the $15,600 of identified intangible assets of Solcius being fully amortized within 2022 following the closing of the Solcius acquisition in April 2021. The estimated useful lives range from nine months to ten years.

OTHER INCOME (EXPENSE)

Other income was $2,469 for the six months ended June 30, 2023, compared to $165 for the same period in the prior year. Other income is primarily related to the $5,055 employee retention tax credit receivable, net of consultants’ fees. During the second quarter the employee retention tax credit was sold at a discount of $1,028 which appears as other expense. Interest expense of $242 is primarily related to the finance lease assets, sales tax liability, credit card finance charges and the financing of business insurance premiums. Included in loss on sale of assets is the sale of $3,969 of solar module inventory for $2,596, recognizing a loss on the sale of assets of $1,373.

Other income in 2022 was the result of the gain on equipment sales of $178 most of which was fully depreciated. Interest expense of $66 is primarily for interest on finance leases and sales taxes liability.

INCOME TAX EXPENSE

Income tax expense is a provision for Texas Margin Tax on our Texas based operations.

NET LOSS

The net loss for the six months ended June 30, 2023 was $19,066. The net loss for the six months ended June 30, 2022 was $15,792.

RESIDENTIAL SOLAR SEGMENT KEY PERFORMANCE INDICATORS

	Six Months Ended
	June 30,
	2023	2022
Net Total Originations (Watts in thousands)	18,992	28,587
Installation (Watts in thousands)	13,198	14,330
Average Project Size Installed (Watts)	6,682	6,203
Revenue	$57,207	$58,911
Gross Margin	36.8%	48.2%
Operating (Loss)	$(13,817)	$(7,543)
Operating (Loss) %	(24.2)%	(12.8)%

COMMERCIAL SOLAR SEGMENT KEY PERFORMANCE INDICATORS

	Six Months Ended
	June 30,
	2023	2022
Net Total Orders	$19,627	$26,545
Revenue	$15,330	$8,682
Gross Margin	15.2%	15.8%
Operating (Loss)	$(2,481)	$(3,564)
Operating (Loss) %	(16.2)%	(41.1)%

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Capital Resources

We had $4,631 in unrestricted cash at June 30, 2023, as compared to $7,807 at December 31, 2022. We believe that our existing cash and cash equivalents is not sufficient to meet our operating cash requirements and strategic objectives for growth for at least the next year. To satisfy our capital requirements, including acquisitions and ongoing operations, for 12 months and longer into the future, we expect to raise additional capital through debt and equity financings or the sale or other disposition of assets.

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

On June 12, 2023, pursuant to a securities purchase agreement, the Company sold and issued 4,050,000 shares of common stock registered under the 2022 Registration Statement. The registered direct offering was at a purchase price of $1.14 per share for total gross proceeds of $4,617. After deducting placement agent commissions and other offering expenses, the net proceeds were $4,290, or $1.06 per share.

On August 11, 2023, pursuant to a securities purchase agreement, the Company sold and issued 3,300,000 shares of common stock registered under the 2022 Registration Statement. The registered direct offering was at a purchase price of $1.00 per share for total gross proceeds of $3,300. After deducting placement agent commissions and other offering expenses, the net proceeds were $3,002, or $0.91 per share. Approximately $67,100 of the $75,000 total is available for future offerings pursuant to the 2022 Registration Statement.

In addition, effective May 4, 2023, we entered into a Factoring Agreement (the “Factoring Agreement”) with Produce Pay Inc. (the “Buyer”) pursuant to which we may offer for sale, and the Buyer may purchase at 80% of face value, certain accounts receivable of the Company. Through June 30, 2023, $2,405 of receivables have been factored. Proceeds received total $1,924 through June 30, 2023 and $54 of interest expense recognized.

On May 22, 2023, the Company entered into a trade purchase agreement with respect to its Employee Retention Tax Credit receivable (ERC) with 1861 Acquisition LLC. Under the terms of the agreement, on May 23, 2023, the Company received $5,723 of proceeds under the trade purchase agreement.

As of June 30, 2023, our working capital surplus was $12,514 compared to a working capital surplus of $23,596 at December 31, 2022.

During the six months ended June 30, 2023, we used $11,157 of cash in operating activities compared to $16,975 used in operating activities for the prior year period. The cash used in operating activities was primarily the result of a higher operating loss during year partially offset by a reduction of inventory, which is primarily driven by sales of excess inventory and improved module lead times and availability.

Net cash provided by investing activities totaled $2,481 for the six months ended June 30, 2023, primarily from the sale of inventory partially offset by the acquisition of vehicles and equipment. The cash used in investing activities for the same period in 2022 totaled $242 for routine equipment purchases.

Net cash provided by financing activities during the six months ended June 30, 2023 was $5,501 primarily due to net proceeds from the at-the-market offerings under our 2021 Registration Statement and our registered direct offering under our 2022 Registration Statement. Principal payments for finance lease liabilities totaled $446 together with $43 in tax payments related to net share settlement of equity awards.

Net cash provided by financing activities during the first six months of 2022 was $9,565 primarily due to net proceeds from the at-the-market offerings under our 2021 Registration Statement.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal second quarter ended June 30, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS

The disclosure below supplements our risk factors from those disclosed in Part I, Item 1A in our Annual Report and Part II, Item 1A of our Quarterly Report for the quarter ended March 31, 2023. These risks and uncertainties, along with those previously disclosed, could materially adversely affect our business or financial results.

Our ability to raise capital through the sale of our common stock in amounts sufficient to fund operations requires shareholder approval of an amendment to our certificate of incorporation to increase our authorized shares of common stock.

To satisfy our capital requirements, we expect to raise additional capital through equity financings.  Our certificate of incorporation currently authorizes the issuance of 50,000,000 shares of common stock. As of August 11, 2023, there were 44,280,882 shares of common stock issued and outstanding. Our ability to raise additional capital sufficient to fund operations by issuing shares of common stock will require us to increase the number of our authorized shares of common stock above 50,000,000.  To increase the number of our authorized shares of common stock, we will need to ask our shareholders to approve an amendment to our certificate of incorporation, which requires an affirmative vote of a majority of the shares of our common stock attending our annual shareholders meeting and voting on the proposal to amend our certificate of incorporation.  There is no assurance that we will be able to obtain the requisite shareholder approval to increase the number of our authorized shares of common stock.  Failure to increase the number of our authorized shares of common stock would have a material adverse impact on our ability to raise capital sufficient to fund operations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

The meeting date for the 2023 annual meeting of stockholders (the “2023 Annual Meeting”) has been advanced more than 30 days from the anniversary of the Company’s 2022 annual meeting of stockholders. The 2023 Annual Meeting is tentatively scheduled for September 22, 2023. The time and meeting website information will be set forth in the Company’s proxy statement for the 2023 Annual Meeting, which will be filed with the SEC in advance of the meeting. Pursuant to Rule 14a-8, in order for a stockholder proposal or the nomination of a candidate for director to be included in the Company’s definitive proxy statement for the 2023 Annual Meeting, it must be submitted to our Corporate Secretary at 1555 Freedom Boulevard, 200 W, Provo, UT 84604 no later than August 18, 2023, which the Company believes is a reasonable time before it begins to print and send its proxy materials. The proposals and nominations must comply with all of the applicable requirements set forth in the rules and regulations of the SEC, under the Exchange Act, and the Company’s Bylaws.

ITEM 6. EXHIBITS.

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the annual report on Form 10-K filed with the Securities and Exchange Commission on March 26, 2021).
3.2	Bylaws of Sunworks, Inc. (as updated through June 2, 2021) (incorporated by reference to Exhibit 3.2 to the annual report on Form 10-K filed with the Securities and Exchange Commission on March 11, 2022).
10.1	Factoring Agreement, dated May 4, 2023, by and among Commercial Solar Energy, Inc. Sunworks United, Inc. and Produce Pay Inc. (incorporated by reference to Exhibit 10.1 to the quarterly report on Form 10-Q filed with the Securities and Exchange Commission on May 22, 2023).
31.1*	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
31.2*	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	Inline XBRL Instance Document.
101.SCH**	Inline XBRL Taxonomy Extension Schema Document.
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.

**	Furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Provo, State of Utah, on August 14, 2023.

Sunworks, Inc.

Date: August 14, 2023	By:	/s/ Gaylon Morris
Gaylon Morris, Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2023	By:	/s/ Jason Bonfigt
Jason Bonfigt, Chief Financial Officer
(Principal Financial and Accounting Officer)

