Form 10-Q
period 2023-09-30
Sunworks, Inc.
filed 2023-11-13
CIK 1172631

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Yes ☐ No ☒

The number of shares of registrant’s common stock outstanding as of November 13, 2023 was 56,784,147.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

SUNWORKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2023 AND DECEMBER 31, 2022

(in thousands, except share and per share data)

	September 30, 2023	December 31, 2022
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$2,197	$7,807
Restricted cash	250	248
Accounts receivable, net	10,203	13,873
Inventory	16,379	26,401
Contract assets	16,714	20,699
Other current assets	3,557	5,824
Total Current Assets	49,300	74,852
Property and equipment, net	1,156	2,154
Finance lease right-of-use assets, net	4,156	2,487
Operating lease right-of-use assets, net	2,203	2,779
Deposits	202	192
Intangible assets, net	4,300	5,290
Goodwill	6,186	32,186
Total Assets	$67,503	$119,940

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable and accrued liabilities	$18,587	$24,567
Contract liabilities	19,280	24,960
Finance lease liabilities, current portion	1,115	631
Operating lease liabilities, current portion	915	1,098
Total Current Liabilities	39,897	51,256

Long-Term Liabilities:
Finance lease liabilities, net of current portion	2,933	1,470
Operating lease liabilities, net of current portion	1,288	1,681
Warranty liability	1,776	1,596
Total Long-Term Liabilities	5,997	4,747
Total Liabilities	45,894	56,003

Commitments and contingencies

Shareholders’ Equity:
Preferred stock Series B, $0.001 par value, 5,000,000 authorized shares; no shares issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 authorized shares; 48,934,447 and 35,374,978 shares issued and outstanding, at September 30, 2023 and December 31, 2022, respectively	49	35
Additional paid-in capital	220,501	207,373
Accumulated deficit	(198,941)	(143,471)
Total Shareholders’ Equity	21,609	63,937

Total Liabilities and Shareholders’ Equity	$67,503	$119,940

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUNWORKS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the three and nine months ended September 30, 2023 and 2022

(in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022

Revenue, net	$28,696	$40,713	$101,234	$108,306

Cost of Goods Sold	20,522	21,204	69,696	59,030

Gross Profit	8,174	19,509	31,538	49,276

Operating Expenses:
Selling and marketing	7,801	14,773	31,847	41,320
General and administrative	9,441	8,718	28,057	24,025
Goodwill impairment	26,000	-	26,000	-
Stock-based compensation	477	364	1,357	2,019
Depreciation and amortization	623	1,056	1,868	3,177

Total Operating Expenses	44,342	24,911	89,129	70,541

Operating Loss	(36,168)	(5,402)	(57,591)	(21,265)

Other Income (Expense)
Other income (expense), net	54	(6)	4,103	46
Interest expense	(394)	(50)	(636)	(115)
Gain (loss) on disposal of property and equipment	104	65	(1,234)	243

Total Other Income (Expense), net	(236)	9	2,233	174

Loss before Income Taxes	(36,404)	(5,393)	(55,358)	(21,091)

Income Tax Expense	-	-	112	94

Net Loss	$(36,404)	$(5,393)	$(55,470)	$(21,185)

LOSS PER SHARE:
Basic and Diluted	$(0.84)	$(0.16)	$(1.43)	$(0.66)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
Basic and Diluted	43,569,953	33,626,405	38,867,833	32,027,304

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUNWORKS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the three and nine months ended September 30, 2023 and 2022

(in thousands, except share data)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2022	35,374,978	$35	$207,373	$(143,471)	$63,937
Stock-based compensation	-	-	444	-	444
Issuance of common stock under terms of restricted stock grants	104,267	-	-	-	-
Tax withholdings related to net share settlements of equity awards	(13,271)	-	(39)	-	(39)
Sales of common stock pursuant to S-3 registration statement, net	100,000	1	141	-	142
Net loss for the three months ended March 31, 2023	-	-	-	(6,390)	(6,390)
Balance at March 31, 2023	35,565,974	36	207,919	(149,861)	58,094
Stock-based compensation	-	-	436	-	436
Issuance of common stock under terms of restricted stock grants	73,763	-	-	-	-
Tax withholdings related to net share settlements of equity awards	(3,598)	-	(4)	-	(4)
Registered direct sale of common stock pursuant to S-3 registration statement, net	4,050,000	4	4,286	-	4,290
Sales of common stock pursuant to S-3 registration statement, net	1,294,743	1	1,557	-	1,558
Net loss for the three months ended June 30, 2023	-	-	-	(12,676)	(12,676)
Balance at June 30, 2023	40,980,882	41	214,194	(162,537)	51,698
Stock-based compensation	-	-	477	-	477
Issuance of common stock under terms of restricted stock grants	58,128	-	-	-	-
Tax withholdings related to net share settlements of equity awards	(3,025)	-	(3)	-	(3)
Registered direct sale of common stock pursuant to S-3 registration statement, net	3,300,000	3	2,893	-	2,896
Sales of common stock pursuant to S-3 registration statement, net	4,598,462	5	2,940	-	2,945
Net loss for the three months ended September 30, 2023	-	-	-	(36,404)	(36,404)
Balance at September 30, 2023	48,934,447	$49	$220,501	$(198,941)	$21,609

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2021	29,193,772	$29	$187,997	$(115,260)	$72,766
Stock-based compensation	-	-	1,284	-	1,284
Issuance of common stock under terms of restricted stock grants	121,666	-	-	-	-
Sales of common stock pursuant to S-3 registration statement, net	2,757,830	3	7,811	-	7,814
Net loss for the three months ended March 31, 2022	-	-	-	(8,207)	(8,207)
Balance at March 31, 2022	32,073,268	32	197,092	(123,467)	73,657

Stock-based compensation	-	-	371	-	371
Issuance of common stock under terms of restricted stock grants	95,000	-	-	-	-
Tax withholdings related to net share settlements of equity awards	(16,703)	-	(34)	-	(34)
Sales of common stock pursuant to S-3 registration statement, net	783,257	1	2,004	-	2,005
Net loss for the three months ended June 30, 2022	-	-	-	(7,585)	(7,585)
Balance at June 30, 2022	32,934,822	33	199,433	(131,052)	68,414

Stock-based compensation	-	-	364	-	364
Issuance of common stock under terms of restricted stock grants	17,500	-	-	-	-
Tax withholdings related to net share settlements of equity awards	(3,748)	-	(13)	-	(13)
Sales of common stock pursuant to S-3 registration statement, net	2,213,074	2	7,283	-	7,285
Net loss for the three months ended September 30, 2022	-	-	-	(5,393)	(5,393)
Balance at September 30, 2022	35,161,648	$35	$207,067	$(136,445)	$70,657

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUNWORKS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the nine months ended September 30, 2023 and 2022

(in thousands)

	Nine Months Ended
	September 30, 2023	September 30, 2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(55,470)	$(21,185)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	2,968	3,827
Amortization of right-of-use assets	999	811
Loss (gain) on sale of inventory and equipment	1,234	(243)
Stock-based compensation	1,357	2,019
Goodwill impairment	26,000	-
Bad debt expense	584	378
Changes in Operating Assets and Liabilities:
Accounts receivable	3,086	(3,443)
Inventory	5,522	(16,784)
Deposits and other current assets	2,257	846
Contract assets	3,985	(10,224)
Accounts payable and accrued liabilities	(5,980)	8,033
Contract liabilities	(5,680)	14,494
Warranty liability	180	180
Operating lease liabilities	(999)	(811)
NET CASH USED IN OPERATING ACTIVITIES	(19,957)	(22,102)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(203)	(432)
Proceeds from sale of inventory and equipment	3,509	311
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	3,306	(121)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on finance lease liabilities	(742)	(355)
Proceeds from sale of common stock, net	11,831	17,104
Payments for taxes related to net share settlement of equity awards	(46)	(47)
NET CASH PROVIDED BY FINANCING ACTIVITIES	11,043	16,702

NET CHANGE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(5,608)	(5,521)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH BEGINNING OF YEAR	8,055	20,042
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, END OF PERIOD	$2,447	$14,521

Cash and cash equivalents	$2,197	$14,273
Restricted cash	250	248
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, END OF PERIOD	$2,447	$14,521

CASH PAID FOR:
Interest	$308	$51
Franchise and corporate excise taxes	$201	$42

SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS
Decrease in operating right-of-use assets as a result of lease modification	$44	$-
Right-of-use assets obtained in exchange for new operating lease liabilities	$468	$247
Right-of-use assets obtained in exchange for new finance liabilities	$2,689	$903

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUNWORKS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(dollars in thousands, except share and per share data)

References herein to “we,” “us,” “Sunworks,” and “the Company” are to Sunworks, Inc. and its wholly owned subsidiaries, Sunworks United Inc. (“Sunworks United”), Commercial Solar Energy, Inc. (“CSE”), and Solcius LLC. (“Solcius”)

1. BASIS OF PRESENTATION

We provide photovoltaic (“PV”) and battery-based power, storage systems and electric charging solutions for the residential and commercial markets. Commercial projects include commercial, agricultural, industrial and public works projects. We operate in several residential and commercial markets including California, Utah, Nevada, Arizona, New Mexico, Texas, Colorado, Minnesota, Wisconsin, Massachusetts, Rhode Island, New York, Pennsylvania, New Jersey and South Carolina. Through our operating subsidiaries, we design, arrange financing, integrate, install, and manage systems ranging in size from 2kW (kilowatt) for residential projects to multi-MW (megawatt) systems for larger commercial and public works projects. Commercial installations have included installations at office buildings, manufacturing plants, warehouses, service stations, churches, and agricultural facilities such as farms, wineries, and dairies. Public works installations have included school districts, local municipalities, federal facilities and higher education institutions.

The accompanying unaudited condensed consolidated financial statements (“financial statements”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. The financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, as amended by our Form 10-K/A filed on May 1, 2023.

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

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Sunworks, Inc., and its wholly owned operating subsidiaries, Sunworks United Inc., Commercial Solar Energy, Inc. and Solcius LLC. All material intercompany transactions have been eliminated upon consolidation of these operating entities. Other inactive wholly-owned legal entities exist without any operations at this time.

Liquidity

The Company has historically incurred significant operating losses. At September 30, 2023, the Company had an accumulated deficit of approximately $198,941. The Company’s net losses, including a non-cash $26,000 goodwill impairment, discussed below, were $36,404 and $55,470, for the three and nine months ended September 30, 2023, respectively.

We partner with various financing providers that offer our customers financial products that allow them to monetize the benefit of solar power generation. At the time of sale of a solar installation, we have historically received advanced funding from lenders to support our working capital needs. Credit market tightening, recent bank sector volatility and general economic uncertainty continue to have a material impact on how lenders manage their risk profiles. In view of changing market dynamics, our lenders have eliminated advance funding, which delays the timing of payment to us and negatively affects our available liquidity. Additionally, lenders are modifying their payment milestones and timelines, which further reduces our available liquidity.

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

The Company’s continued existence is dependent upon management’s ability to increase liquidity, raise capital and develop profitable operations. The Company anticipates that it will need to improve its liquidity position through equity or debt financings, sale or other dispositions of assets and/or reductions in operating costs, in order to satisfy its liquidity needs for the next twelve months. Following the liquidity assessment, Management has determined that substantial doubt exists about the Company’s ability to continue as a going concern within one year after the date that these condensed consolidated financial statements are issued. Management is devoting significant efforts to increasing liquidity, raising capital and developing its business.

Effective May 4, 2023, Commercial Solar Energy, Inc. and Sunworks United, Inc., wholly-owned subsidiaries of Sunworks, Inc. (collectively, the “Company”) entered into a Factoring Agreement (the “Factoring Agreement”) with Produce Pay Inc. (the “Buyer”). Patrick McCullough, the Chairman of the Company, is the Chief Executive Officer of the Buyer. Under the terms of the Factoring Agreement, the Company may use the Buyer’s on-line software platform to offer for sale, and the Buyer may purchase at 80% of face value, certain accounts receivable of the Company. The Company will receive a rebate back to the Company in a maximum amount of 18.4% of the verified receivable amount if the receivable is collected within 30 days and a lesser rebate amount based on the receivable collection period. The Factoring Agreement provides for a minimum volume commitment of $10,000 accounts receivable during the first year of the agreement. As of September 30, 2023, $4,628 of accounts receivable had been factored cumulatively pursuant to the Factoring Agreement.

On May 22, 2023, the Company entered into trade purchase agreement with respect to its Employee Retention Tax Credit (ERTC) receivable with 1861 Acquisition LLC. Under the terms of the agreement, the Company received $5,723 of proceeds under the trade purchase agreement. The sale of the ERTC receivable resulted in a loss of $1,028 in the second quarter of 2023.

On January 27, 2021, the Company filed a Registration Statement on Form S-3 (File No. 333-252475) (the “2021 Registration Statement”), with the SEC. The 2021 Registration Statement allows the Company to offer and sell, from time to time in one or more offerings, any combination of common stock, preferred stock, warrants, or units having an aggregate initial offering price not to exceed $100,000. The 2021 Registration Statement was declared effective by the SEC on February 3, 2021. From January 1, 2023 through September 30, 2023 we sold 5,993,205 shares with gross proceeds of approximately $4,835 under the 2021 Registration Statement. Approximately $14,600 of the $100,000 total is available for future offerings pursuant to the 2021 Registration Statement.

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

On August 28, 2023, the Company entered into an At-The-Market-Issuance Sales Agreement (the “2023 Sales Agreement”) with B. Riley Securities, Inc. and Northland Securities, Inc. (each an “Agent” and collectively, the “Agents”), pursuant to which the Company may offer and sell from time to time up to an aggregate of $17,600 of shares of the Company’s common stock (the “2023 Placement Shares”), through the Agents. On August 28, 2023, the Company filed a prospectus supplement with the SEC that covers the sale of the 2023 Placement Shares to be sold under the Sales Agreement, which shares have been registered under the 2021 Registration Statement.

Goodwill

As a result of the Solcius acquisition in April of 2021, the Company added $32,186 of goodwill, which was included in the Residential segment. See Note 4, “Operating Segments” of these unaudited condensed consolidated financial statements for further discussion of the Company’s segments. The goodwill represented the excess of the purchase price over the fair value of assets acquired, including identifiable intangibles and liabilities as part of the Company’s acquisition of Solcius. During the third quarter of 2023, the Company identified triggering events associated with Sunworks market capitalization relative to the net asset value of the Company and the negative impact of rising interest rates on residential originations. As a result, the Company retained a valuation consulting firm to assist in testing for goodwill impairment in the third quarter of 2023 to evaluate the recoverability of the Solcius asset group. In accordance with GAAP, the carrying value of the Solcius asset group was compared to both forecasted discounted cash flows associated with this asset group and a market valuation approach. Based on the analyses performed, it was determined that the carrying amount of the reporting unit exceeded the fair value and the Company recorded a $26,000 goodwill impairment charge in the third quarter of 2023.

Operating Segment Reporting

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

Changes in estimates for commercial projects occur for a variety of reasons, including, but not limited to (i) construction plan accelerations or delays, (ii) product cost forecast changes, (iii) change orders, or (iv) changes in other information used to estimate costs. Changes in estimates may have a material effect in the Company’s condensed consolidated statements of operations. The table below outlines the impact on revenue of net changes in estimated transaction prices and input costs for systems related sales contracts (both increases and decreases) for the three and nine months ended September 30, 2023 and 2022 as well as the number of projects that comprise such changes. For purposes of the following table, only projects with changes in estimates that have an impact on revenue and or cost of at least $100, calculated on a quarterly basis during the periods, are presented. Also included in the table is the net change in estimate as a percentage of the aggregate revenue for such projects.

	Three Months Ended		Nine months Ended
(In thousands, except number of projects)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Increase (decrease) in revenue from net changes in transaction prices	$(417)	$-	$(555)	$484
Increase (decrease) in revenue from net changes in input cost estimates	229	-	591	(500)
Net increase (decrease) in revenue from net changes in estimates	$(188)	$-	$36	$(16)

Number of projects	4	-	9	3

Net change in estimate as a percentage of aggregate revenue for associated projects	(3.3)%	0.0%	0.3%	(0.2)%

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

	As of
(In thousands)	September 30, 2023	December 31, 2022
Contract Assets	$16,714	$20,699
Contract Liabilities	19,280	24,960

During the three and nine months ended September 30, 2023, the Company recognized revenue of $1,352 and $18,660, respectively, that was included in contract liabilities as of December 31, 2022. During the three and nine months ended September 30, 2022, the Company recognized revenue of $486 and $8,295, respectively, that was included in contract liabilities as of December 31, 2021.

The following table represents the average percentage of completion as of September 30, 2023 for EPC projects that the Company is constructing. The Company expects to recognize $30,585 of revenue upon transfer of control of the projects.

Project	Revenue Category	Expected Years Revenue Recognition Will Be Completed	Average Percentage of Revenue Recognized
Various Projects	EPC services	2023 - 2024	56.7%

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

A net loss causes all outstanding common stock options, unvested RSUs to be anti-dilutive. As a result, the basic and diluted losses per common share are the same for the three and nine months ended September 30, 2023 and 2022, respectively.

As of September 30, 2023, the potentially dilutive securities that have been excluded from the computations of weighted average shares outstanding include 158,071 stock options and 985,557 unvested RSUs and an undetermined number of PSUs.

As of September 30, 2022, the potentially dilutive securities that have been excluded from the computations of weighted average shares outstanding include 236,720 stock options and 638,024 unvested RSUs and an undetermined number of PSUs.

Dilutive per share amounts are computed using the weighted-average number of shares of common stock outstanding and potentially dilutive securities, using the treasury stock method, if their effect would be dilutive.

New Accounting Pronouncements

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13, “Measurement of Credit Losses on Financial Instruments.” This ASU replaces the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information for credit loss estimates on certain types of financial instruments, including trade receivables. In addition, new disclosures are required. The ASU, as subsequently amended, is effective for the Company for fiscal years beginning after December 15, 2022, as the Company was a smaller reporting company as of November 15, 2019, the determination date. We adopted ASU 2016-13 on January 1, 2023. Based on the composition of the Company’s accounts receivable, and other financial assets, including current market conditions and historical credit loss activity, the adoption of this standard did not have a material impact on the Company’s consolidated financial statements or disclosures. Specifically, the Company’s estimate of expected credit losses as of September 30, 2023, using its expected credit loss evaluation process described above, resulted in no adjustments to the provision for credit losses and no cumulative-effect adjustment to accumulated deficit on the adoption date of the standard.

Management reviewed currently issued pronouncements during the nine months ended September 30, 2023, and believes that any recently issued, but not yet effective, accounting standards, if currently adopted, would not have a material effect on the accompanying condensed consolidated financial statements.

3. REVENUE FROM CONTRACTS WITH CUSTOMERS

The following table represents a disaggregation of revenue by customer type from contracts with customers for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine months Ended September 30,
	2023	2022	2023	2022
Residential	$20,455	$37,253	$77,816	$97,416
Commercial	4,130	3,049	11,079	8,593
Public Works	4,111	411	12,339	2,297
Total	$28,696	$40,713	$101,234	$108,306

4. OPERATING SEGMENTS

The Company assessed its operating segment disclosure based on ASC 280, Segment Reporting guidance. As a result, the following segments were established: Residential Solar, Commercial Solar Energy, and Corporate.

Residential Solar

Through our Solcius operating subsidiary, we design, arrange financing, integrate, install, and manage systems, primarily for residential homeowners. We sell residential solar systems through multiple channels, through our network of sales channel partners and a growing direct sales channel strategy. We operate in several residential markets including California, Utah, Nevada, Arizona, New Mexico, Texas, Colorado, Minnesota, Wisconsin, and South Carolina.

Commercial Solar

Through our Commercial Solar Energy subsidiary, we design, arrange financing, integrate, install, and manage systems ranging in size from 50kW (kilowatt) to multi-MW (megawatt) systems primarily for larger commercial and public works projects. Additionally, we provide storage and electric vehicle charging solutions to our customers. Commercial installations have included installations at office buildings, manufacturing plants, warehouses, service stations, churches, and agricultural facilities such as farms, wineries, and dairies. Public works installations have included school districts, local municipalities, federal facilities and higher education institutions. Historically, the Commercial Solar Energy subsidiary participated in the California residential solar market. Following the acquisition of Solcius, all new residential sales are managed under the Solcius brand. Due to materiality, the Company will continue to report the remaining backlog of residential projects in the Commercial Solar Energy segment, which is expected to be fulfilled within the next year. Commercial Solar Energy primarily operates in California.

Segment net revenue, segment operating expenses and segment contribution (loss) information consisted of the following for the three and nine months ended September 30, 2023 and 2022. Certain prior period amounts have been reclassified to conform to the current period presentation.

	Three Months Ended September 30, 2023
	Residential Solar	Commercial Solar	Corporate	Total
Net revenue	$20,348	$8,348	$-	$28,696
Cost of goods sold	13,506	7,016	-	20,522
Gross profit	6,842	1,332		8,174

Operating expenses
Selling and marketing	7,148	531	122	7,801
General and administrative	5,182	1,678	2,581	9,441
Segment loss	(5,488)	(877)	(2,703)	(9,068)

Goodwill impairment	26,000	-	-	26,000
Stock-based compensation	33	68	376	477
Depreciation and amortization	623	-	-	623
Operating loss	$(32,144)	$(945)	$(3,079)	$(36,168)

	Three Months Ended September 30, 2022
	Residential Solar	Commercial Solar	Corporate	Total
Net revenue	$36,659	$4,054	$-	$40,713
Cost of goods sold	17,132	4,050	22	21,204
Gross profit	19,527	4	(22)	19,509

Operating expenses
Selling and marketing	13,711	809	253	14,773
General and administrative	5,069	1,797	1,852	8,718
Segment income (loss)	747	(2,602)	(2,127)	(3,982)

Stock-based compensation	19	31	314	364
Depreciation and amortization	1,056	-	-	1,056
Operating loss	$(328)	$(2,633)	$(2,441)	$(5,402)

	Nine months Ended September 30, 2023
	Residential Solar	Commercial Solar	Corporate	Total
Net revenue	$77,556	$23,678	$-	$101,234
Cost of goods sold	49,675	20,021	-	69,696
Gross profit	27,881	3,657		31,538

Operating expenses
Selling and marketing	29,654	1,796	397	31,847
General and administrative	16,253	5,153	6,651	28,057
Segment loss	(18,026)	(3,292)	(7,048)	(28,366)

Goodwill impairment	26,000	-	-	26,000
Stock-based compensation	67	134	1,156	1,357
Depreciation and amortization	1,868	-	-	1,868
Operating loss	$(45,961)	$(3,426)	$(8,204)	$(57,591)

	Nine months Ended September 30, 2022
	Residential Solar	Commercial Solar	Corporate	Total
Net revenue	$95,569	$12,737	$-	$108,306
Cost of goods sold	47,646	11,354	30	59,030
Gross profit	47,923	1,383	(30)	49,276

Operating expenses
Selling and marketing	38,068	2,530	722	41,320
General and administrative	13,810	4,941	5,274	24,025
Segment loss	(3,955)	(6,088)	(6,026)	(16,069)

Stock-based compensation	740	101	1,178	2,019
Depreciation and amortization	3,177	-	-	3,177
Operating loss	$(7,872)	$(6,189)	$(7,204)	$(21,265)

Assets by operating segment are as follows:

September 30, 2023
Operating Segment:
Residential Solar	$51,918
Commercial Solar	13,138
Corporate	2,447
$67,503

5. RIGHT-OF-USE OPERATING LEASES

The Company has right-of-use (“ROU”) operating leases for offices, warehouses, vehicles, and office equipment. The Company’s leases have remaining lease terms of 1 year to 4 years, some of which include options to extend.

The Company’s operating lease expense for the three and nine months ended September 30, 2023 amounted to $589 and $1,630, respectively. The Company’s operating lease expense for the three and nine months ended September 30, 2022 amounted to $373 and $1,184, respectively. Operating lease payments, which reduced operating cash flows for the three and nine months ended September 30, 2023 amounted to $589 and $1,630, respectively. The difference between the year to date ROU asset amortization of $999 and the associated lease expense of $1,630 consists of short-term leases excluded from the ROU asset calculation, basic operating lease expenses included in the lease expense for property and sales taxes, triple net and common area charges for facilities and other equipment and vehicle lease related charges.

Supplemental balance sheet information related to leases is as follows:

September 30, 2023
(in thousands)
Operating lease right-of-use assets	$2,203

Operating lease liabilities, current portion	915
Operating lease liabilities, net of current portion	1,288
Total operating lease liabilities	$2,203

As of September 30, 2023, the weighted average remaining lease term was 2.9 years and the weighted average discount rate for the Company’s leases was 4.5%.

Minimum payments for the operating leases are as follows:

Operating Leases
(in thousands)
Remainder of 2023	$307
2024	832
2025	644
2026	571
2027	43
Total lease payments	$2,397
Less: imputed interest	194
Total	$2,203

6. RIGHT-OF-USE FINANCE LEASES

The Company has finance leases for vehicles. The Company’s finance leases have remaining lease terms of 1 year to 4 years.

Supplemental balance sheet information related to finance leases is as follows:

September 30, 2023
(in thousands)
Finance lease right-of-use asset cost	$5,208
Finance lease right-of-use accumulated amortization	(1,052)
Finance lease right of use asset, net	$4,156

Finance lease obligation, current portion	$1,115
Finance lease obligation, net of current portion	2,933
Total finance lease obligation	$4,048

As of September 30, 2023, the weighted average remaining lease term was 3.2 years and the weighted average discount rate for the Company’s leases was 8.5%.

Minimum finance lease payments for the remaining lease terms are as follows:

September 30, 2023
(in thousands)
Remainder of 2023	$368
2024	1,395
2025	1,363
2026	1,156
2027	404
Total lease payments	$4,686
Less: imputed interest	638
Total	$4,048

7. INTANGIBLE ASSETS, NET

The Company’s intangible assets at September 30, 2023 consist of the following:

	Amortization periods	Cost	Accumulated amortization	Net carrying value
Trademarks	10 Years	$5,200	$(1,300)	$3,900
Backlog of projects	9 Months	2,000	(2,000)	-
Covenant not-to-compete	3 Years	2,400	(2,000)	400
Software (included in property and equipment)	3 Years	3,400	(2,833)	567
Dealer relationships	18 Months	2,600	(2,600)	-
		$15,600	$(10,733)	$4,867

Intangible assets are stated at their original estimated value at the date of acquisition. The amortization of intangible assets commences upon acquisition. The intangible assets are being amortized using the straight-line method over the intangible asset’s estimated useful life:

Amortization expenses for intangible assets for the three and nine months ended September 30, 2023 was as follows:

	For the	For the
	Three Months Ended	Nine months ended
	September 30, 2023	September 30, 2023
Trademarks	$130	$390
Covenant not-to-compete	200	600
Software	283	850
	$613	$1,840

Estimated future amortization expense for the Company’s intangible assets as of September 30, 2023 is as follows:

Years ending December 31,
Remainder of 2023	$614
2024	$1,003
2025	$520
2026	$520
2027	$520
Thereafter	$1,690

Depreciation and amortization expense on property and equipment and intangible assets for the three and nine months ended September 30, 2023 was $1,001 and $2,968, respectively. Depreciation and amortization expense on property and equipment and intangible assets for the three and nine months ended September 30, 2022 was $1,232 and $3,827, respectively.

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

On June 8, 2022, the Company entered into a Sales Agreement (the “Roth/Northland Sales Agreement”) with Roth Capital Partners, LLC and Northland Securities, Inc. (each an “RN Agent” and collectively, the “RN Agents”), pursuant to which the Company could offer and sell from time to time up to an aggregate of $26,800 of shares of the Company’s common stock (the “June 2022 Placement Shares”), through the RN Agents. On June 8, 2022, the Company filed a prospectus supplement with the SEC that covers the sale of June 2022 Placement Shares to be sold under the Roth/Northland Sales Agreement (the “2022 Prospectus Supplement”).

On August 28, 2023, the Company delivered written notice to Roth Capital Partners, LLC terminating the Roth/Northland Sales Agreement. Upon termination of the Roth/Northland Sales Agreement, the Company will not make any additional offers or sales of placement shares pursuant to the Roth/Northland Sales Agreement or the 2022 Prospectus Supplement.

On August 28, 2023, the Company entered into the 2023 Sales Agreement, pursuant to which the Company may offer and sell from time to time the 2023 Placement Shares, through the Agents. On August 28, 2023, the Company filed a prospectus supplement with the SEC that covers the sale of the 2023 Placement Shares to be sold under the Sales Agreement, which shares have been registered under the 2021 Registration Statement.

2022 At-The-Market Offerings

During the first nine months of 2022, 5,754,161 of the Placement Shares were sold under the Roth Sales Agreement. Total gross proceeds for the sales were $17,521 and such shares were sold at an average sale price of $3.04 per share. Net proceeds from such sales, after brokerage costs, professional, registration and other fees were $17,104 or $2.97 per share.

2023 At-The-Market Offerings

During the first nine months of 2023, 5,993,205 of the 2022 Placement Shares were sold under the Roth/Northland Sales Agreement and 7,611,931 of the 2023 Placement Shares were sold under the 2023 Sales Agreement. Total gross proceeds for the sales were $4,835 and such shares were sold at an average sale price of $0.81 per share. Net proceeds from such sales, after brokerage costs, professional, registration and other fees were $ 4,645 or $0.77 per share.

Registered Direct Offerings

On June 8, 2023, pursuant to a securities purchase agreement, the Company sold and issued 4,050,000 shares of common stock at a purchase price of $1.14 per share for total gross proceeds of $4,617. After deducting placement agent commissions and other offering expenses, the net proceeds were $4,290 or $1.06 per share.

On August 11, 2023, pursuant to a securities purchase agreement, the Company sold and issued 3,300,000 shares of common stock at a purchase price of $1.00 per share for total gross proceeds of $3,300. After deducting placement agent commissions and other offering expenses, the net proceeds were $2,896 or $0.88 per share.

9. STOCK-BASED COMPENSATION

Options

As of September 30, 2023, the Company has incentive stock options and non-qualified stock options outstanding to purchase 158,071 shares of common stock, per the terms set forth in the option agreements. The stock options vest at various times and are exercisable for a period of five years from the date of grant at exercise prices ranging from $3.07 to $12.15 per share, the market value of the Company’s common stock on the date of each grant. The Company determined the fair market value of these options by using the Black Scholes option valuation model. Option forfeitures are accounted for as they occur.

A summary of the Company’s stock option activity and related information follows:

	September 30, 2023
		Weighted
	Number	Average
	of	Exercise
	Options	Price
Outstanding, at December 31, 2022	211,720	$11.66
Granted	-	-
Exercised	-	-
Forfeited	(44,365)	11.20
Expired	(9,284)	8.44
Outstanding and expected to vest as of September 30, 2023	158,071	$11.97
Exercisable at September 30, 2023	158,071	$11.97
Weighted average fair value of options granted during period	-	$-

The following summarizes the options to purchase shares of the Company’s common stock which were outstanding at September 30, 2023:

			Weighted
			Average
			Remaining
Exercisable	Stock Options	Stock Options	Contractual
Prices	Outstanding	Exercisable	Life (years)
$3.07	3,071	3,071	0.88
$12.15	155,000	155,000	2.53
	158,071	158,071

Aggregate intrinsic value of options outstanding and exercisable at September 30, 2023, and December 31, 2022 was $0 and $0, respectively. Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the fiscal period, which was $0.52 and $1.58 as of September 30, 2023 and December 31, 2022, respectively, and the exercise price multiplied by the number of options outstanding.

The Company recorded stock-based compensation expense for stock options of $0 and $0 for the three and nine months ended September 30, 2023, respectively. The Company recorded stock-based compensation expense for stock options of $1 and $674 for the three and nine months ended September 30, 2022, respectively.

Restricted Stock Units

The following table summarizes the Company’s restricted stock unit activity during the nine months ended September 30, 2023:

	September 30, 2023
		Weighted Average
	Number Of Shares	Grant Date Value per Share
Unvested, beginning December 31, 2022	561,136	$3.80
Granted	754,048	$2.03
Vested	(236,157)	$4.01
Forfeited	(93,470)	$2.66
Unvested at the end of September 30, 2023	985,557	$2.50

The Company recorded RSU compensation expense for RSUs of $477 and $1,357 for the three and nine months ended September 30, 2023, respectively. The Company recorded RSU compensation expense for RSUs of $363 and $1,345 for the three and nine months ended September 30, 2022, respectively.

10. COMMITMENTS AND CONTINGENCIES

Litigation

From time to time, the Company is involved in routine litigation that arises in the ordinary course of business. There are no pending significant legal proceedings to which the Company is a party for which management believes the ultimate outcome would have a negative impact on the Company’s financial position.

11. SUBSEQUENT EVENTS

Between October 1, 2023 and October 27, 2023, 7,611,931 shares of common stock were sold and issued under the 2023 Sales Agreement. Total gross proceeds for the shares were approximately $3,569 or $0.47 per share. Net proceeds after issuance costs were approximately $3,480 or $0.46 per share.

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

Commercial Solar

Through our Commercial Solar Energy subsidiary, we design, arrange financing, integrate, install, and manage solar power, battery storage and vehicle charging systems ranging in size from 50kW (kilowatt) to multi-MW (megawatt) systems primarily for larger commercial and public works projects. Additionally, we provide storage and electric vehicle charging solutions to our customers. Commercial installations have included installations at office buildings, manufacturing plants, warehouses, service stations, churches, and agricultural facilities such as farms, wineries, and dairies. Public works installations have included school districts, local municipalities, federal facilities and higher education institutions. Commercial Solar Energy operates primarily in California.

For the three and nine months ended September 30, 2023, approximately 71% and 77% of our revenue was from installations for the residential market, and approximately 29% and 23% of our revenue was from installations for the commercial and public works markets.

For the three months and nine months ended September 30, 2022, approximately 92% and 90% of our revenue, respectively, was from installations for the residential market and approximately 8% and 10% of our revenue, respectively was from installations for the commercial and public works markets.

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

There were no significant changes in our critical accounting estimates during the nine months ended September 30, 2023 compared to those previously disclosed in “Critical Accounting Policies” and “Use of Estimates” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2023 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2022

REVENUE AND COST OF GOODS SOLD

For the three months ended September 30, 2023, revenue declined to $28,696, compared to $40,713 for the same quarter in the prior year. Approximately 70.9% of revenue was from the residential segment, or $20,348, compared to 90.0% of revenue, or $36,659, for the same quarter in the prior year. Residential segment revenue declined as a result of lower demand driven by rising interest rates that degrade the economics for the homeowner, partially offset by higher average selling prices. Commercial segment revenue was approximately 29.1% of revenue, or $8,348, for the three months ended September 30, 2023, compared to 10.0%, or $4,054, of revenue in the same period in the prior year. The increase in commercial segment revenue is a result of a greater backlog heading into 2023 and executing on our strategy to grow the commercial segment.

Cost of goods sold for the three months ended September 30, 2023, was $20,522, compared to $21,204 for the three months ended September 30, 2022. The decrease in cost of goods sold is primarily the result of fewer Residential Solar segment projects reaching final inspection resulting in lower revenue partially offset by inflationary pressures on labor, materials and construction supplies, as well as, under absorption of recurring direct and overhead costs due to lower volume in several markets.

Gross profit was $8,174 for the three months ended September 30, 2023, compared to $19,509 for the prior year period. The gross margin declined to 28.5% in the third quarter of 2023, compared to 47.9% in the third quarter 2022. The decline in gross margin was driven by a higher mix of lower gross margin Commercial Solar Energy segment revenues and increase in costs within the Residential Solar segment, which are noted above.

SELLING AND MARKETING EXPENSES

For the three months ended September 30, 2023, the Company’s selling and marketing expenses were $7,801 compared to $14,773 for the same three months in 2022. As a percentage of revenue, selling and marketing expenses were 27.2% of revenue in the third quarter of 2023 compared to 36.3% of revenue in the same period in 2022. The decreased expenses were largely related to the benefit of our sales and marketing effort over the past year to expand our lead generation efforts and improve brand awareness. Additionally, these investments are targeted at positively impacting our ability to grow our in-house sales capability for residential markets. In the prior year period, we incurred a higher marketing spend for dealer commissions, advertising and branding. The residential sales and marketing model had previously focused on lead generation and effective interaction with a network of authorized dealers and third-party sales organizations.

GENERAL AND ADMINISTRATIVE EXPENSES

Total general and administrative expenses increased to $9,441 for the three months ended September 30, 2023, compared to $8,718 for the same period in the prior year. The general and administrative expenses increased from the prior year period as a result of increases in salaries and benefits, insurance, professional services, reserve for district sales taxes and software and equipment related expenses partially offset by reductions in headcount in 2023.

GOODWILL IMPAIRMENT

During the third quarter of 2023, the Company identified triggering events associated with Sunworks market capitalization relative to the net asset value of the Company and the negative impact of rising interest rates on residential originations. As a result, the Company retained a valuation consulting firm to assist in testing for goodwill impairment in the third quarter of 2023 to evaluate the recoverability of the Solcius asset group. Based on the analyses performed, it was determined that the carrying amount of the reporting unit exceeded the fair value and the Company recorded a $26,000 goodwill impairment charge in the third quarter of 2023.

STOCK-BASED COMPENSATION EXPENSES

During the three months ended September 30, 2023, we incurred $477 in total non-cash stock-based compensation expense, compared to $364 for the prior year period. The period-over-period increase in stock-based compensation is the result of expanding RSU grants as part of utilizing the non-cash compensation structure for incentivizing employees.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expense for the three months ended September 30, 2023 was $1,001, which includes $378 recorded in cost of goods sold compared to $1,232, which includes $176 recorded in cost of goods sold in the prior year period. Depreciation and amortization expenses decreased in the current year period as a result of a portion of the $15,600 of identified intangible assets of Solcius being fully amortized within 2022 following the closing of the Solcius acquisition in April 2021. The estimated useful lives range from nine months to ten years. Offsetting the reduction in amortization of intangibles was an increase in depreciation expense for additional installation service vehicles added during 2023. The amortization expense from the Solcius acquisition for the third quarter of 2023 was $613, compared to $1,047 for the same period in 2022.

OTHER INCOME (EXPENSE)

Other expenses were $(236) for the three months ended September 30, 2023, compared to other income of $9 for the same period in the prior year. The interest expense of $394 is primarily related to the factoring interest, finance lease assets, credit card finance charges, state and district sales tax liability interest and the financing of business insurance premiums.

NET LOSS

The net loss for the three months ended September 30, 2023, was $36,404, compared to a net loss of $5,393 for the three months ended September 30, 2022.

ORDERS AND BACKLOG

For the quarter ended September 30, 2023, our combined backlog of residential and commercial projects was $66,500, approximately a 23.0% decrease compared to the prior year end. Residential Solar segment originations decreased by approximately 67.7% in the current quarter, compared to the prior year quarter, primarily driven by higher interest rates and following a surge in California originations in the first quarter of 2023 as customers secured more favorable economics in advance of the NEM 3.0 deadline. As a result, the Residential Solar backlog declined to $35,900, or 48.8%, on a year-over-year basis. We expect to execute against our Residential Solar segment backlog over the next 1-5 months, as project complexity, jurisdictional requirements, materials and labor availability each influence timelines for completion.

Commercial Solar segment new orders were approximately $2,744 for the quarter ending September 30, 2023, compared to approximately $8,000 during the same period in the prior year. The Commercial Solar segment backlog is $30,600, which represents a 23.9% decrease on a year-over-year basis. The decrease is related to the timing of contract execution, which can vary depending on jurisdictional or customer approvals and higher revenue during the current period. We expect to execute against this backlog over the next 3 to 18 months, subject to receiving timely authorizations to proceed with construction from the various stakeholders.

RESIDENTIAL SOLAR SEGMENT KEY PERFORMANCE INDICATORS

	Three Months Ended
	September 30,
	2023	2022
Net Total Originations (Watts in thousands)	4,927	15,249
Installation (Watts in thousands)	4,627	8,703
Average Project Size Installed (Watts)	6,794	6,689
Revenue	$20,348	$36,659
Gross Margin	33.6%	53.2%
Goodwill Impairment	(26,000)	-
Operating (Loss)	$(32,144)	$(328)
Operating (Loss) %	(158.0)%	(0.9)%

COMMERCIAL SOLAR SEGMENT KEY PERFORMANCE INDICATORS

	Three Months Ended
	September 30,
	2023	2022
Net Total Orders	$2,744	$8,193
Revenue	$8,348	$4,054
Gross Margin	16.0%	0.0%
Operating (Loss)	$(945)	$(1,898)
Operating (Loss) %	(11.3)%	(46.8)%

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2022

REVENUE AND COST OF GOODS SOLD

For the nine months ended September 30, 2023, revenue decreased to $101,234 compared to $108,306 for the nine months ended September 30, 2022. Residential segment revenue was approximately 76.6% of revenue in the first nine months of 2023 or $77,556. Residential segment revenue was approximately 88.2% of revenue or $95,569, for the same period in the prior year. Residential segment revenue declined as a result of lower demand driven by rising interest rates that degrade the economics for the homeowner, partially offset by higher average selling prices. Commercial segment revenue was 23.4% of total revenue, or $23,678, for the first nine months of 2023, compared to 11.8%, or $12,737 of revenue in the same period of the prior year. Commercial revenue benefited from increased order volume in prior periods.

Cost of goods sold for the nine months ended September 30, 2023, was $69,696, or 68.8% of revenue, compared to $59,030, or 54.5% of revenue, reported for the nine months ended September 30, 2022. The increase in cost of goods sold is primarily the result of inflationary pressures on materials and construction labor, and labor inefficiencies associated with weather and regulatory approval delays in the current year. Included within cost of goods sold is a $979 inventory write-down for solar module inventory to lower of cost or market, as a result of excess inventory in our Commercial Solar Energy segment.

Gross profit was $31,538 for the nine months ended September 30, 2023. This compares to $49,276 of gross profit for the same period of the prior year. Gross margin declined to 31.2% in the first nine months of 2023 compared to 45.5% in the same nine-month period of 2022. The reduction in margin is the result of installation delays due to regulatory approvals, weather delays and higher construction costs.

SELLING AND MARKETING EXPENSES

For the nine months ended September 30, 2023, our selling and marketing expenses were $31,847, compared to $41,320 for the nine months ended September 30, 2022. As a percentage of revenue, selling and marketing expenses were 31.5% for the nine months ended September 30, 2023, compared to 38.2% of revenue in the same period of 2022. Selling and marketing expenses decreased as a result of lower residential revenue, as the residential business model focuses more on direct lead generation.

GENERAL AND ADMINISTRATIVE EXPENSES

Total general and administrative expenses of $28,057 for the nine months ended September 30, 2023, increased, compared to $24,025 for the nine months ended September 30, 2022. The general and administrative expenses increased from the prior year nine-month period as a result of increases in corporate overhead expenses including legal, accounting, sales taxes and consulting fees.

GOODWILL IMPAIRMENT

During the third quarter of 2023, the Company identified triggering events associated with Sunworks market capitalization relative to the net asset value of the Company and the negative impact of rising interest rates on residential originations. As a result, the Company retained a valuation consulting firm to assist in testing for goodwill impairment in the third quarter of 2023 to evaluate the recoverability of the Solcius asset group. Based on the analyses performed, it was determined that the carrying amount of the reporting unit exceeded the fair value and the Company recorded a $26,000 goodwill impairment charge in the third quarter of 2023.

STOCK-BASED COMPENSATION EXPENSE

During the nine months ended September 30, 2023, we incurred $1,357 in total non-cash stock-based compensation expense, compared to $2,019 for the same period in the prior year. The period-over-period decrease in stock-based compensation is the result of the vesting of the Solcius acquisition related RSUs and stock options granted in April 2021. Partially offsetting the reduction in stock-based compensation expense is the non-cash expense for expanding RSU grants during 2022 and 2023 as part of the compensation structure to a broader population of employees.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expense for the nine months ended September 30, 2023 was $2,968, which includes $1,100 recorded in cost of goods sold compared to $3,827, which includes $650 recorded in cost of goods sold in the prior year period. Depreciation and amortization expenses decreased in the current year period as a result of a portion of the $15,600 of identified intangible assets of Solcius being fully amortized within 2022 following the closing of the Solcius acquisition in April 2021. The estimated useful lives range from nine months to ten years.

OTHER INCOME (EXPENSE)

Other income was $2,233 for the nine months ended September 30, 2023, compared to $174 for the same period in the prior year. Other income is primarily related to the $5,055 employee retention tax credit received, net of consultants’ fees which was sold at a discount of $1,028. Interest expense of $636 is primarily related to the finance lease assets, sales tax liability, factoring interest charges, credit card finance charges and the financing of business insurance premiums. Included in loss on sale of assets is the sale of $4,500 of solar module inventory for $3,084, recognizing a loss on the sale of assets of $1,416.

Other income in 2022 was $174 and primarily the result of the gain on equipment sales of $243 most of which was fully depreciated. Interest expense of $115 is primarily for interest on finance leases and sales taxes liability.

INCOME TAX EXPENSE

Income tax expense is a provision for Texas Margin Tax on our Texas based operations.

NET LOSS

The net loss for the nine months ended September 30, 2023 was $55,470. The net loss for the nine months ended September 30, 2022 was $21,185.

RESIDENTIAL SOLAR SEGMENT KEY PERFORMANCE INDICATORS

	Nine months Ended
	September 30,
	2023	2022
Net Total Originations (Watts in thousands)	23,943	43,927
Installation (Watts in thousands)	17,812	23,003
Average Project Size Installed (Watts)	6,750	6,552
Revenue	$77,556	$95,569
Gross Margin	35.9%	50.1%
Goodwill Impairment	(26,000)
Operating (Loss)	$(45,961)	$(7,868)
Operating (Loss) %	(59.3)%	(8.2)%

COMMERCIAL SOLAR SEGMENT KEY PERFORMANCE INDICATORS

	Nine months Ended
	September 30,
	2023	2022
Net Total Orders	$22,371	$34,737
Revenue	$23,678	$12,737
Gross Margin	15.4%	10.6%
Operating (Loss)	$(3,426)	$(5,462)
Operating (Loss) %	(14.5)%	(42.9)%

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Capital Resources

We had $2,197 in unrestricted cash at September 30, 2023, as compared to $7,807 at December 31, 2022. We believe that our existing cash and cash equivalents is not sufficient to meet our operating cash requirements and strategic objectives for growth for at least the next year. As a result, management has determined that substantial doubt exists about the Company’s ability to continue as a going concern within one year after the date that these consolidated financial statements are issued. In order to satisfy our capital requirements, the Company anticipates that it will need to improve its liquidity position through equity or debt financings, sale or other dispositions of assets and/or reductions in operating costs, in order to satisfy its liquidity needs for the next twelve months. Management is devoting significant efforts to increasing liquidity, raising capital and developing its business.

On January 27, 2021, we filed a Registration Statement on Form S-3 (File No. 333-252475) (the “2021 Registration Statement”), with the SEC. The 2021 Registration Statement allows the Company to offer and sell, from time to time in one or more offerings, any combination of common stock, preferred stock, warrants, or units having an aggregate initial offering price not to exceed $100,000. The 2021 Registration Statement was declared effective by the SEC on February 3, 2021. From January 1, 2023 through September 30, 2023 we sold 5,993,205 shares with gross proceeds of approximately $4,835 under the 2021 Registration Statement. Approximately $14,600 of the $100,000 total is available for future offerings pursuant to the 2021 Registration Statement.

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

On August 11, 2023, pursuant to a securities purchase agreement, the Company sold and issued 3,300,000 shares of common stock registered under the 2022 Registration Statement. The registered direct offering was at a purchase price of $1.00 per share for total gross proceeds of $3,300. After deducting placement agent commissions and other offering expenses, the net proceeds were $2,896, or $0.88 per share. Approximately $67,100 of the $75,000 total is available for future offerings pursuant to the 2022 Registration Statement.

On August 28, 2023, we entered into an At-The-Market-Issuance Sales Agreement with B. Riley Securities, Inc. and Northland Securities, Inc., pursuant to which we may offer and sell from time to time up to an aggregate of $17,600 of shares of the Company’s common stock in at-the-market offerings (the “2023 Placement Shares”). The 2023 Placement Shares are registered under the 2021 Registration Statement.

In addition, effective May 4, 2023, we entered into a Factoring Agreement (the “Factoring Agreement”) with Produce Pay Inc. (the “Buyer”) pursuant to which we may offer for sale, and the Buyer may purchase at 80% of face value, certain accounts receivable of the Company. Through September 30, 2023, $4,628 of receivables have been factored. Proceeds received total $3,993 through September 30, 2023 and $79 of interest expense recognized.

On May 22, 2023, the Company entered into a trade purchase agreement with respect to its Employee Retention Tax Credit receivable (ERC) with 1861 Acquisition LLC. Under the terms of the agreement, on May 23, 2023, the Company received $5,723 of proceeds under the trade purchase agreement.

As of September 30, 2023, our working capital surplus was $9,403 compared to a working capital surplus of $23,596 at December 31, 2022.

During the nine months ended September 30, 2023, we used $19,957 of cash in operating activities compared to $22,102 used in operating activities for the prior year period. The cash used in operating activities was primarily the result of operating losses during each nine-month period.

Net cash provided by investing activities totaled $3,306 for the nine months ended September 30, 2023, primarily from the sale of inventory partially offset by the acquisition of vehicles and equipment. The cash used in investing activities for the same period in 2022 totaled $121 for routine equipment purchases.

Net cash provided by financing activities during the nine months ended September 30, 2023 was $11,043 primarily due to net proceeds from the at-the-market offerings under our 2021 Registration Statement and our registered direct offerings under our 2022 Registration Statement. Principal payments for finance lease liabilities totaled $742 together with $46 in tax payments related to net share settlement of equity awards.

Net cash provided by financing activities during the first nine months of 2022 was $16,702 primarily due to net proceeds from the at-the-market offerings under our 2021 Registration Statement.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal third quarter ended September 30, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

Gaylon Morris resigned as our Chief Executive Officer as of October 16, 2023. As of the same date, Mark Trout was appointed as our Chief Executive Officer. Mr. Morris continues to provide consulting services during a transition period for the role of Chief Executive Officer. In his capacity as former Chief Executive Officer and a consultant, Mr. Morris is performing the functions of a principal executive officer.

ITEM 6. EXHIBITS.

Exhibit No.	Description

3.1*	Amended and Restated Certificate of Incorporation (as updated through September 26, 2023).
10.1	Securities Purchase Agreement, dated August 9, 2023 (incorporated by referenced to Exhibit 10.1 to the Current Report on Form 8-k filed with the Securities and Exchange Commission on August 11, 2023)
31.1*	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
31.2*	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	Inline XBRL Instance Document.
101.SCH**	Inline XBRL Taxonomy Extension Schema Document.
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.

**	Furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Provo, State of Utah, on November 13, 2023.

Sunworks, Inc.

Date: November 13, 2023	By:	/s/ Gaylon Morris
Gaylon Morris, Former Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2023	By:	/s/ Jason Bonfigt
Jason Bonfigt, Chief Financial Officer
(Principal Financial and Accounting Officer)

